Form 10-Q
period 1993-12-29
BRINKER INTERNATIONAL INC
filed 1994-02-14
CIK 703351

                                   FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 29, 1993

Commission File Number 1-10275



                          BRINKER INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)



        DELAWARE                                            75-1914582
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



                     6820 LBJ FREEWAY, DALLAS, TEXAS 75240
                   (Address of principal executive offices)
                                  (Zip Code)


                                (214) 980-9917
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X      No


Number of shares of common stock of registrant outstanding at December 29, 1993: 46,128,479.

                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information

              Condensed Consolidated Balance Sheets -
                  December 29, 1993 and June 30, 1993                   3-4

              Condensed Consolidated Statements of Income -
                  Thirteen weeks ended December 29, 1993 and
                  Three months ended December 31, 1992                  5

                  Twenty-six weeks ended December 29, 1993 and
                  Six months ended December 31, 1992                     5

              Condensed Consolidated Statements of Cash Flows -
                  Twenty-six weeks ended December 29, 1993 and
                  Six months ended December 31, 1992                     6

              Notes to Condensed Consolidated Financial Statements      7-8

              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-12


Part II     Other Information

              Item 4:  Submission of Matters to a Vote of
                       Security Holders                                 13

                          BRINKER INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                          DECEMBER 29, 1993       JUNE 30, 1993
                                             (Unaudited)

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    4,380            $    5,472
  Accounts Receivable                            7,508                 5,832
  Assets Held for Sale and Leaseback                50                 1,155
  Inventories                                    7,467                 6,531
  Prepaid Expenses                              12,966                11,908

      Total Current Assets                      32,371                30,898


Property and Equipment, at Cost:
  Land                                      $   93,732             $  86,832
  Buildings and Leasehold Improvements         244,928               211,779
  Furniture and Equipment                      154,170               136,216
  Construction-in-Progress                      20,881                28,426
                                               513,711               463,253

  Less Accumulated Depreciation                129,841               112,889
      and Amortization

      Net Property and Equipment               383,870               350,364


Other Assets:
  Deferred Costs                            $   11,946            $   11,105
  Investment in Joint Ventures, at Equity        4,071                 5,670
  Long-term Marketable Securities               32,075                28,693
  Long-term Notes Receivable                     3,478                   938
  Other                                         16,831                 7,591

      Total Other Assets                        68,401                53,997

            Total Assets                    $  484,642            $  435,259















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          BRINKER INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)

                                          DECEMBER 29, 1993       JUNE 30, 1993
                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                           $    2,850            $      ---
  Current Installments of Long-term Debt           268                   268
  Accounts Payable                              35,355                30,187
  Accrued Liabilities                           49,359                43,532
  Deferred Income Taxes                          1,566                   919

      Total Current Liabilities                 89,398                74,906


Long-term Debt, Less Current Installments        3,655                 3,788
Deferred Income Taxes                           10,471                 8,934
Other Liabilities                               14,377                12,900
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-100,000,000 Authorized Shares;
    $.10 Par Value; 46,128,479 and 45,756,397
    Shares Issued and Outstanding at
    December 29, 1993 and June 30, 1993,
    Respectively                                 4,613                 4,576
  Additional Paid-In Capital                   165,228               162,663
  Retained Earnings                            196,900               167,492

      Total Shareholders' Equity               366,741               334,731

            Total Liabilities and
                  Shareholders' Equity      $  484,642            $  435,259















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          BRINKER INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                 13 Weeks Ended   3 Months Ended  26 Weeks Ended  6 Months Ended
                    12/29/93         12/31/92        12/29/93        12/31/92

Revenues           $  197,571     $  151,949      $  389,968       $  303,125

Costs and Expenses:
  Cost of Sales        54,033         41,910         107,183          83,493
  Restaurant Expenses  99,692         77,019         196,948         154,435
  Depreciation and
    Amortization       12,024          8,728          22,986          17,084
  General and
    Administrative     10,423          8,701          20,528          16,686
  Other, Net           (1,889)          (679)         (3,271)         (1,454)

  Total Costs
    and Expenses      174,283        135,679         334,374          270,244


Income Before
  Provision for
  Income Taxes         23,288         16,270          45,594           32,881
Provision for
  Income Taxes          8,267          5,644          16,186           11,417

  Net Income       $   15,021     $   10,626      $   29,408       $   21,464


Primary and Fully
  Diluted Net
  Income Per Share $     0.31     $     0.22      $     0.60       $     0.45


Primary Weighted
  Average Shares
  Outstanding          48,823         47,291          48,644           47,135


Fully Diluted Weighted
  Average Shares
  Outstanding          48,928         47,525          48,825           47,385











      See Accompanying Notes to Condensed Consolidated Financial Statements

                          BRINKER INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                          26 Weeks Ended    Six Months Ended
                                        December 29, 1993  December 31, 1992

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                $   29,408          $   21,464
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation and Amortization of
    Property and Equipment                    19,142              14,596
  Amortization of Deferred Costs               3,844               2,488
  Gain on Sale of Land                        (1,000)                ---
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable           (1,676)               (285)
    Increase in Inventories                     (936)               (811)
    Increase in Prepaid Expenses              (1,058)               (805)
    Increase in Other Assets                  (9,524)             (3,850)
    Increase in Accounts Payable               5,168               1,844
    Increase in Accrued Liabilities            5,827               1,709
    Increase (Decrease) in Deferred
      Income Taxes                             2,184                (177)
    Increase in Other Liabilities              1,477                 815

Net Cash Provided by Operating Activities     52,856              36,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment          (54,604)            (54,635)
Proceeds from Sale of Land                     4,180                 ---
Payment for Purchase of Franchisee
  Restaurants                                 (8,165)                ---
Decrease in Assets Held for Sale and
  Leaseback                                    1,105                 661
Decrease (Increase) in Investment in
  Joint Ventures                               1,599                (322)
Purchase of Long-term Marketable
  Securities                                 (29,192)            (31,785)
Sales of Long-term Marketable Securities      25,810              29,496

Net Cash Used in Investing Activities        (59,267)            (56,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                  2,850               2,990
Payments of Long-term Debt                      (133)               (108)
Proceeds from Stock Options Exercised          2,602              11,557

Net Cash Provided by Financing Activities      5,319              14,439

NET DECREASE IN CASH AND CASH EQUIVALENTS     (1,092)             (5,158)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                    5,472              10,079
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $    4,380          $    4,921

Cash Paid During the Six Month Period:
  Interest, Net of Amounts Capitalized    $      ---          $       19
  Income Taxes                                15,461              10,089

Non-Cash Transaction During the Six
Month Period:
  Tax Benefit from Stock Options
    Exercised                            $       ---          $   17,375


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Effective July 1, 1993, Brinker International, Inc. ("the Company") adopted a 52 week fiscal year ending on the last Wednesday in June. Most retailing and restaurant companies operate on an accounting calendar that is measured in weeks rather than months. Thus, a normal fiscal year only contains 364 days. Every fifth or sixth year, lost days are recaptured by having a 53 week fiscal year. This change enhances the Company's ability to measure comparative operating results. The impact of this change was not significant.

      The Company's consolidated financial statements as of December 29, 1993 and June 30, 1993 and for the thirteen week period ended December 29, 1993 and the three month period ended December 31, 1992, and for the twenty-six week period ended December 29, 1993 and for the six month period ended
      December 31, 1992 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates four primary restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"),
      Romano's Macaroni Grill ("Macaroni Grill"), and Spageddies Italian Italian
      Food ("Spageddies").

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 1993 Form 10-
      K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Net Income Per Share

      Primary and Fully Diluted Net Income Per Share is based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method.

3.    Adoption of Statement of Financial Accounting Standards No. 109 ("SFAS No.
      109"), Accounting for Income Taxes

      The Company adopted SFAS No. 109 for its fiscal quarter ended
      September 29, 1993, and the impact on the Company's consolidated financial statements was not material.

4.    Deferred Costs

      Effective July 1, 1993, the Company prospectively revised its policy for capitalizing and amortizing pre-opening costs associated with the opening of new restaurant sites. The amortization period was reduced from 24 months to 12 months. Capitalized pre-opening costs include the direct and incremental costs typically associated with the opening of a new restaurant which primarily consist of costs incurred to develop new restaurant management teams, travel and lodging for both the training and

      opening unit management teams, and the food, beverage, and supplies costs incurred to perform role play testing of all equipment, concept systems, and recipes. The impact of the change in accounting policy did not have a material impact on the Company's consolidated financial statements.

5.    Business Combinations

      Effective October 7, 1993, the Company acquired the assets of a franchisee, which operated four Chili's restaurants in Pennsylvania and Ohio, for approximately $8,165,000 in cash. The acquisition was accounted for as a purchase. Goodwill of approximately $6,941,000 representing the excess of cost over the fair value of the assets acquired, was recorded in connection with the acquisition and is included in Other Assets. Goodwill is being amortized on a straight-line basis over 30 years.

6.    Subsequent Event

      Effective January 24, 1994, the Company and On The Border Cafes, Inc.
      ("OTB") entered into a definitive Agreement and Plan of Merger ("Merger
      Agreement"), pursuant to which the Company will acquire a 100% ownership interest in OTB. Under the terms of the Merger Agreement, a total of 3,735,419 fully diluted shares of OTB common stock will be exchanged for 750,000 (approximately 0.2 for 1) shares of Company common stock upon the completion of the merger. The merger ratio is subject to certain adjustments depending upon the trading price of the Company's common stock at the time of the merger's consummation, anticipated in May 1994. OTB's operations include fourteen company-operated and seven franchised casual dining Tex-Mex theme restaurants. The parties intend that the acquisition will be accounted for as a pooling of interests.

  Management's Discussion and Analysis of Financial Condition and Results of
           Operations For The Thirteen Weeks Ended December 29, 1993
       Compared to the Three Months Ended December 31, 1992 and for the
           Twenty-six Weeks Ended December 29, 1993 Compared to the
                      Six Months Ended December 31, 1992


The following table sets forth expenses as a percentage of total revenues for revenue and expense items included in the Consolidated Statements of Income.

                 13 Weeks Ended   3 Months Ended  26 Weeks Ended  6 Months Ended
                    12/29/93         12/31/92        12/29/93        12/31/92

Revenues               100.0%           100.0%         100.0%          100.0%

Costs and Expenses:
  Cost of Sales         27.3%            27.6%          27.5%           27.5%
  Restaurant Expenses   50.5%            50.7%          50.5%           51.0%
  Depreciation and
    Amortization         6.1%             5.7%           5.9%            5.6%
  General and
    Administrative       5.3%             5.7%           5.3%            5.5%
  Other, Net            (1.0%)           (0.4%)         (0.9%)          (0.4%)

  Total Costs
    and Expenses        88.2%            89.3%          88.3%           89.2%


Income Before
  Provision for
  Income Taxes          11.8%            10.7%          11.7%           10.8%
Provision for
  Income Taxes           4.2%             3.7%           4.2%            3.7%

  Net Income             7.6%             7.0%           7.5%            7.1%


The following table shows restaurant openings during the second quarter and year-to-date, and total restaurants open at the end of the second quarter.

            2nd Quarter Openings  Year-to-Date Openings  Restaurants Open At End
              Fiscal    Fiscal      Fiscal      Fiscal       of 2nd Quarter
               1994      1993        1994        1993    Fiscal 1994  Fiscal 1993

Chili's:
  Company-
    operated    10         8          26          13          259          220
  Franchised     5         8           6           9           84           77

Total Chili's   15        16          32          22          343          297

Macaroni Grill   2         2           6           2           28           15

Grady's          1         2           5           2           29           19

Spageddies      --        --           1           1            4            1

R&D Concept     --         1          --           1            1            1

  Grand Total   18        21          44          28          405          333


The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below the Company's minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance via providing physical, operating, and marketing enhancements unique to each restaurant's situation. If internal efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if Company criteria such as return on investment and area demographic data do not support a relocation. In the second quarter of fiscal 1994, the Company closed two Los Angeles area restaurants which were performing below Company standards primarily due to declining trading-area demographics. These and future closings will be key to the Company's successful reallocation of resources to the stronger performing stores.

REVENUES

Revenues for the second quarter of fiscal 1994 increased to $197.6 million, 30% over the $151.9 million generated for the same quarter of fiscal 1993. Revenues for the six month period ended December 29, 1993 rose 28.7% to $390 million from $303.1 million generated from the same period of fiscal 1993. The increase is primarily attributable to the 67 Company-operated restaurants opened or acquired since December 31, 1992. Consolidated comparable store sales for the second quarter and year-to-date of fiscal 1994 rose 3.8% and 3.1%, respectively, which also contributed to the increase. On a concept basis, Chili's, Macaroni Grill, and Grady's experienced comparable store sales increases of 4.3%, 1.1%, and 2.0%, respectively, for the second quarter of fiscal 1994, and 3.3%, 2.8%, and 1.9%, respectively, on a year-to-date basis. The introduction of the "Guiltless Grill" menu items at Chili's as well as the addition of new dessert menu items has contributed to the increase in comparable store sales at the Chili's concept in the second quarter.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of Sales decreased and remained stable for the second quarter and year-to-date of fiscal 1994, respectively. Favorable commodity prices for produce and dairy experienced throughout fiscal 1994 were offset by unfavorable commodity prices for poultry, experienced in the first quarter. In addition, the relative growth of Macaroni Grill and Grady's offset the impact of favorable commodity prices as these concepts have higher Cost of Sales ratios than Chili's.

Restaurant Expenses decreased on both a comparative second quarter and year-to-date basis. The decreases resulted from continued efficiencies achieved in supervising and managing the restaurants, a decrease in rent expense due to the increase in percentage of restaurants owned versus leased, a decrease in bad debt expense due to implementation of an on-line credit card authorization system, and a decrease in liquor taxes due to the dilutive effect of new restaurant openings in states with lower tax rates. These favorable trends were partially offset by increased insurance costs and increases in property tax rates.

Depreciation and Amortization increased for both the second quarter and year-to-date of fiscal 1994 compared with the respective period of fiscal 1993. The increase is primarily the result of investments in new computer hardware and software which has contributed to operating efficiencies experienced at both the restaurants and corporate office. In addition, Depreciation and Amortization related to furniture and equipment and pre-opening costs has increased over last fiscal year due to the increased number of stores opened in the current fiscal year compared to last fiscal year. The ongoing restaurant remodeling program as well as the continued replacement of restaurant furniture and equipment are other factors contributing to the increase.

General and Administrative declined for both the second quarter and year-to-date of fiscal 1994 compared to fiscal 1993 due to the Company's focus on controlling corporate expenditures and efficiencies realized from increased investments in computer hardware and software. The dollar increase in General and Administrative costs is due to additional staff and support as the Company accelerates expansion of its restaurant concepts, including international franchising.

Other, Net, increased substantially for both the second quarter and year-to-date of fiscal 1994 compared to fiscal 1993. The increase is primarily the result of a gain of approximately $1,000,000 generated from the sale of land in the second quarter. In addition, increases in realized gains on sales of marketable securities contributed to the increase. Interest and dividend income remained flat on both a comparative second quarter and year-to-date basis.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of the relationships between Revenues and Costs and Expenses, Income Before Provision for Income Taxes increased 43.1% and 38.7%, respectively, over the second quarter and year-to-date results of fiscal 1993.

INCOME TAXES

The Company's effective income tax rate increased to 35.5% from 34.7% for both the second quarter and year-to-date of fiscal 1994 compared to the same periods of fiscal 1993. The Company's effective income tax rate continues to rise as a result of additional state tax liabilities resulting from continued expansion, particularly relating to growth in California and Florida.

The Omnibus Budget Reconciliation Act, enacted in August 1993, mandates certain changes in Federal income tax laws, which among other items, includes an increase in the statutory Federal corporate income tax rate from 34% to 35% and reinstatement of the Targeted Jobs Tax Credit. The impact of these changes, retroactive to January 1993, did not have a material impact on the Company's effective income tax rate. This act also mandates a tax credit for FICA taxes paid on tips, effective January 1994. These changes are not expected to have a material impact on the Company's effective income tax rate as the amounts are offsetting.

NET INCOME AND NET INCOME PER SHARE

Net Income and Net Income Per Share rose 41.4% and 40.9%, respectively, compared to the second quarter of fiscal 1993. Year-to-date Net Income and Net Income Per Share increased 37% and 33.3%, respectively, compared to the same period of fiscal 1993. The increases exceed the increases in Revenues as the Company continues to control Costs and Expenses while maintaining the expansion of its concepts. Primary Weighted Average Shares Outstanding increased 3.2% for both the comparative second quarter and year-to-date amounts. The increase is primarily the result of common stock options exercised.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $44 million at June 30, 1993 to $57 million at December 29, 1993, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities increased to $52.9 million for the first half of the year from $37 million during the same period in fiscal 1993 due to the greater number of restaurants in operation over the prior fiscal year and strong operating results from existing units.

Long-term debt outstanding at December 29, 1993, consisted of obligations under capital leases. At December 29, 1993, the Company had drawn $2.9 million from its lines of credit to fund short-term operational needs, leaving $37.1 million available funds from lines of credit.

Capital expenditures were $62.8 million for the six months ended December 29, 1993 as compared to $54.6 million last fiscal year. Purchases of land for future restaurant sites, the acquisition of four restaurants from a franchisee, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the third quarter will approximate $34 million. These capital expenditures will be funded internally from restaurant operations, build-to-suit lease agreements with landlords, liquidating investments, and dividend and interest income from investments.

The Clinton administration continues to analyze and propose new legislation which could adversely impact the entire business community. Mandated health care and minimum wage measures, if passed, could increase the Company's operating costs. The Company would attempt to offset increased costs through additional improvements in operating efficiencies and menu price increases.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit, investment portfolio, and strong internal cash generating capabilities to adequately manage the expansion of business.

                          PART II.  OTHER INFORMATION



Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 28, 1993 for the Annual Meeting of Stockholders held on November 4, 1993, as filed with the Securities and Exchange Commission on September 28, 1993, is incorporated herein by reference.

a. The Annual Meeting of Stockholders of the Company was held on November 4, 1993.

b. Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next annual meeting of the stockholders or until his successor is elected and qualified.


     Number of affirmative votes cast    Number of withhold authority votes cast
             38,773,483                                    34,031


c. The following matters were also voted upon at the meeting and approved by the stockholders:

      (i) approval of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 100,000,000


      Number of affirmative votes cast          Number of negative votes cast
              36,768,740                                   1,942,065

                         Number of abstain votes cast
                                    96,709


      (ii) ratification of the appointment of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending June 29, 1994


      Number of affirmative votes cast          Number of negative votes cast
              36,688,159                                   53,707

                         Number of abstain votes cast
                                    65,648

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRINKER INTERNATIONAL, INC.





Date: February 14, 1994       By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: February 14, 1994       By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)