Form 10-Q
period 1994-03-30
BRINKER INTERNATIONAL INC
filed 1994-05-12
CIK 703351

                                   FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 30, 1994

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


Yes  X      No


Number of shares of common stock of registrant outstanding at March 30, 1994:
69,562,881.

                           BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  March 30, 1994 and June 30, 1993                      3-4


              Condensed Consolidated Statements of Income -
                  Thirteen weeks ended March 30, 1994 and
                  Three months ended March 31, 1993                     5

                  Thirty-nine weeks ended March 30, 1994 and
                  Nine months ended March 31, 1993                      5


              Condensed Consolidated Statements of Cash Flows -
                  Thirty-nine weeks ended March 30, 1994 and
                  Nine months ended March 31, 1993                      6


              Notes to Condensed Consolidated Financial Statements      7-8


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-13



Part II     Other Information                                           14

                           BRINKER INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                            MARCH 30, 1994       JUNE 30,1993

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    2,860            $    5,472
  Accounts Receivable                           10,799                 5,832
  Assets Held for Sale and Leaseback                47                 1,155
  Inventories                                    7,446                 6,531
  Prepaid Expenses                              13,784                11,908

      Total Current Assets                      34,936                30,898


Property and Equipment, at Cost:
  Land                                      $   99,655             $  86,832
  Buildings and Leasehold Improvements         259,048               211,779
  Furniture and Equipment                      158,412               136,216
  Construction-in-Progress                      25,789                28,426
                                               542,904               463,253

  Less Accumulated Depreciation                139,846               112,889
      and Amortization

      Net Property and Equipment               403,058               350,364


Other Assets:
  Deferred Costs                            $   11,592            $   11,105
  Investment in Joint Ventures, at Equity        4,007                 5,670
  Long-term Marketable Securities               40,277                28,693
  Long-term Notes Receivable                     2,678                   938
  Other                                         16,050                 7,591

      Total Other Assets                        74,604                53,997

            Total Assets                    $  512,598            $  435,259















      See Accompanying Notes to Condensed Consolidated Financial Statements

                           BRINKER INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)
                                  (Unaudited)

                                            MARCH 30, 1994       JUNE 30, 1993


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                           $    5,000            $      ---
  Current Installments of Long-term Debt           268                   268
  Accounts Payable                              35,203                30,187
  Accrued Liabilities                           54,554                43,532
  Deferred Income Taxes                          1,934                   919

      Total Current Liabilities                 96,959                74,906


Long-term Debt, Less Current Installments        3,587                 3,788
Deferred Income Taxes                           11,343                 8,934
Other Liabilities                               15,112                12,900
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-100,000,000 Authorized Shares;
    $.10 Par Value; 69,562,881 and 68,634,596
    Shares Issued and Outstanding at
    March 30, 1994 and June 30, 1993,
    Respectively                                 6,956                 6,863
  Additional Paid-In Capital                   167,537               162,682
  Retained Earnings                            211,104               165,186

      Total Shareholders' Equity               385,597               334,731

            Total Liabilities and
                  Shareholders' Equity      $  512,598            $  435,259















      See Accompanying Notes to Condensed Consolidated Financial Statements

                           BRINKER INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                 13 Weeks Ended   3 Months Ended  39 Weeks Ended  9 Months Ended
                    03/30/94         03/31/93        03/30/94        03/31/93


Revenues           $  211,406     $  164,713      $  601,374       $  467,838

Costs and Expenses:
  Cost of Sales        57,314         45,599         164,497         129,092
  Restaurant Expenses 106,174         82,443         303,121         236,877
  Depreciation and
    Amortization       12,592          9,370          35,578          26,454
  General and
    Administrative     10,612          8,306          31,140          24,992
  Other, Net             (982)        (1,057)         (4,252)         (2,511)

  Total Costs
    and Expenses      185,710        144,661         530,084          414,904


Income Before
  Provision for
  Income Taxes         25,696         20,052          71,290           52,934
Provision for
  Income Taxes          9,186          7,228          25,372           18,645

  Net Income       $   16,510     $   12,824      $   45,918       $   34,289


Primary and Fully
  Diluted Net
  Income Per Share $     0.23     $     0.18      $     0.63       $     0.48


Primary Weighted
  Average Shares
  Outstanding          73,377         71,721          73,100           71,028


Fully Diluted Weighted
  Average Shares
  Outstanding          73,377         71,721          73,228           71,347











      See Accompanying Notes to Condensed Consolidated Financial Statements

                           BRINKER INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                          39 Weeks Ended    Nine Months Ended
                                          March 30, 1994     March 31, 1993


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                $   45,918          $   34,289
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation and Amortization of
    Property and Equipment                    29,297              22,584
  Amortization of Deferred Costs               6,281               3,870
  Gain on Sale of Land                        (1,000)                ---
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable           (4,967)             (1,688)
    Increase in Inventories                     (915)               (950)
    Increase in Prepaid Expenses              (1,876)             (1,956)
    Increase in Other Assets                 (10,026)             (6,745)
    Increase in Accounts Payable               5,016               6,584
    Increase in Accrued Liabilities           11,022               9,532
    Increase in Deferred Income Taxes          3,424                 799
    Increase in Other Liabilities              2,212                 759

Net Cash Provided by Operating Activities     84,386              67,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment          (83,947)            (84,954)
Proceeds from Sale of Land                     4,180                 ---
Payment for Purchase of Franchisee
  Restaurants                                 (8,165)                ---
Decrease in Assets Held for Sale and
  Leaseback                                    1,108                 200
Decrease (Increase) in Investment in
  Joint Ventures                               1,663                (530)
Purchase of Long-term Marketable
  Securities                                 (44,843)            (47,215)
Sales of Long-term Marketable Securities      33,259              41,925

Net Cash Used in Investing Activities        (96,745)            (90,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                  5,000               8,480
Payments of Long-term Debt                      (201)               (165)
Proceeds from Stock Options Exercised          4,948              12,028

Net Cash Provided by Financing Activities      9,747              20,343

NET DECREASE IN CASH AND CASH EQUIVALENTS     (2,612)             (3,153)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                    5,472              10,079
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $    2,860          $    6,926

Cash Paid During the Nine Month Period:
  Interest, Net of Amounts Capitalized    $      ---          $        7
  Income Taxes                                21,848              11,380

Non-Cash Transaction During the Nine
Month Period:
  Tax Benefit from Stock Options
    Exercised                            $       ---          $   17,375

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

      The Company's consolidated financial statements as of March 30, 1994 and June 30, 1993, and for the thirteen week period ended March 30, 1994 and the three month period ended March 31, 1993, and for the thirty-nine week period ended March 30, 1994 and for the nine month period ended March 31, 1993 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates four primary restaurant concepts under the names Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), and Spageddies Italian Italian Food ("Spageddies").

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 1993 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Net Income Per Share

      Primary and Fully Diluted Net Income Per Share is based on the weighted average number of shares outstanding during each period increased by common equivalent shares (stock options) determined using the treasury stock method.

3. Adoption of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes

      Effective July 1, 1993, the Company adopted SFAS No. 109 and the impact on the Company's consolidated financial statements was not material.


4.    Deferred Costs

      Effective July 1, 1993, the Company prospectively revised its policy for capitalizing and amortizing pre-opening costs associated with the opening of new restaurant sites. The amortization period was reduced from 24 months to 12 months. Capitalized pre-opening costs include the direct and incremental costs typically associated with the opening of a new restaurant which primarily consist of costs incurred to develop new restaurant management teams, travel and lodging for both the training and opening unit management teams, and the food, beverage, and supplies costs incurred to perform role play testing of all equipment, concept systems, and recipes. The impact of the change in accounting policy did not have a material impact on the Company's consolidated financial statements.

5.    Business Combinations

      Effective October 7, 1993, the Company acquired the assets of a franchisee, which operated four Chili's restaurants in Pennsylvania and Ohio, for approximately $8,165,000 in cash. The acquisition was accounted for as a purchase. Goodwill of approximately $6,941,000, representing the excess of cost over the fair value of the assets acquired, was recorded in connection with the acquisition and is included in Other Assets. Goodwill is being amortized on a straight-line basis over 30 years.

      Effective January 24, 1994, the Company and On The Border Cafes, Inc. ("OTB") entered into a definitive Agreement and Plan of Merger ("Merger Agreement"), pursuant to which the Company will acquire a 100% ownership interest in OTB. Under the terms of the Merger Agreement, a total of 3,735,419 fully diluted shares of OTB common stock will be exchanged for 1,125,000 (approximately 0.3 for 1) shares of Company common stock upon the completion of the merger. The merger ratio is subject to certain adjustments depending upon the trading price of the Company's common stock at the time of the merger's consummation, anticipated in May 1994. OTB's operations include fourteen company-operated and seven franchised casual dining Tex-Mex theme restaurants. The parties intend to account for the acquisition as a pooling of interests.

6.    Shareholders' Equity

      On November 4, 1993, the Company approved an amendment to its Certificate of Incorporation which increased the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

      On March 9, 1994, the Company declared a stock split, effected in the form of a 50% stock dividend, to shareholders of record on March 21, 1994, payable March 30, 1994. As a result, 23.2 million shares of common stock were issued and cash was paid in lieu of fractional shares. All references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

7.    Subsequent Event

      Effective May 5, 1994, the Company entered into a definitive Merger Agreement with Northwest Restaurants Joint Venture ("NRJV") whereby the Company will acquire the remaining 50% interest in NRJV from its joint venture partner in exchange for approximately 250,000 shares of the Company's common stock. The merger is expected to be consummated in May 1994. NRJV owns and operates nine Chili's restaurants in California and Nevada. The parties intend to account for the acquisition as a pooling of interests.


   Management's Discussion and Analysis of Financial Condition and Results of
            Operations For The Thirteen Weeks Ended March 30, 1994
         Compared to the Three Months Ended March 31, 1993 and for the
            Thirty-nine Weeks Ended March 30, 1994 Compared to the
                       Nine Months Ended March 31, 1993


The following table sets forth expenses as a percentage of total revenues for revenue and expense items included in the Consolidated Statements of Income.


                 13 Weeks Ended   3 Months Ended  39 Weeks Ended  9 Months Ended
                    03/30/94         03/31/93        03/30/94        03/31/93


Revenues               100.0%           100.0%         100.0%          100.0%

Costs and Expenses:
  Cost of Sales         27.1%            27.7%          27.4%           27.6%
  Restaurant Expenses   50.2%            50.1%          50.4%           50.6%
  Depreciation and
    Amortization         6.0%             5.7%           5.9%            5.7%
  General and
    Administrative       5.0%             5.0%           5.2%            5.3%
  Other, Net            (0.5%)           (0.7%)         (0.8%)          (0.5%)

  Total Costs
    and Expenses        87.8%            87.8%          88.1%           88.7%


Income Before
  Provision for
  Income Taxes          12.2%            12.2%          11.9%           11.3%
Provision for
  Income Taxes           4.4%             4.4%           4.3%            4.0%

  Net Income             7.8%             7.8%           7.6%            7.3%


The following table shows restaurant openings during the third quarter and year-to-date, and total restaurants open at the end of the third quarter.


            3rd Quarter Openings  Year-to-Date Openings  Restaurants Open At End
              Fiscal    Fiscal     Fiscal      Fiscal       of 3rd Quarter
               1994      1993       1994        1993    Fiscal 1994  Fiscal 1993


Chili's:
  Company-
    operated     8        11          34          24          267          231
  Franchised/
  Joint Venture  5         3          11          12           88           79

    Total       13        14          45          36          355          310


Macaroni Grill:
  Company-
    operated     3         4           9           6           31           19
  Franchised     1        --           1          --            1           --

    Total        4         4          10           6           32           19


Grady's          2         2           7           4           31           21


Spageddies      --        --           1           1            4            1


R&D Concept
  Company-
    operated    --        --          --           1            1            1
  Joint Venture  1        --           1          --            1           --

    Total        1        --           1           1            2            1


  Grand Total   20        20          64          48          424          352


The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below the Company's minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance via providing physical, operating, and marketing enhancements unique to each restaurant's situation. If internal efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if Company criteria such as return on investment and area demographic data do not support a relocation. In the second quarter of fiscal 1994, the Company closed two Los Angeles area restaurants which were performing below Company standards primarily due to declining trading-area demographics. These and future closings will be key to the Company's successful reallocation of resources to the stronger performing restaurants.

REVENUES

Revenues for the third quarter of fiscal 1994 increased to $211.4 million, 28.3% over the $164.7 million generated during the same quarter of fiscal 1993. Revenues for the nine month period ended March 30, 1994 rose 28.5% to $601.4 million from $467.8 million generated during the same period of fiscal 1993. The increase is primarily attributable to the 63 Company-operated restaurants opened or acquired since March 31, 1993. Consolidated comparable store sales for the third quarter and year-to-date of fiscal 1994 rose 2.2% and 2.8%, respectively, which also contributed to the increase. On a concept basis, Chili's, Macaroni Grill, and Grady's experienced comparable store sales increases (decreases) of 2.1%, 6.3%, and (0.4)%, respectively, for the third quarter of fiscal 1994, and 2.9%, 4.0%, and 1.1%, respectively, on a year-to-date basis. The introduction of the "Guiltless Grill" and new dessert menu items in the second quarter of fiscal 1994 contributed to the increase in comparable store sales at the Chili's concept. Increased advertising in key markets contributed to the favorable comparable store sales trend experienced in the third quarter for Macaroni Grill. Comparable store sales for the Grady's concept, however, were negatively impacted in the third quarter by the harsh weather conditions experienced in the Southeast, where Grady's has a strong presence.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of Sales decreased for the third quarter and year-to-date of fiscal 1994 compared to the respective fiscal 1993 periods. Favorable commodity prices for poultry, other food (e.g., soups, desserts, pasta), and dairy experienced in the third quarter of fiscal 1994 were partially offset by unfavorable commodity prices for produce. On a year-to-date basis, favorable commodity prices for produce, other food, and dairy were offset slightly by unfavorable prices for non-alcoholic beverages. The Company has benefitted from favorable commodity prices as a result of its increased purchasing leverage and more extensive review of commodity contracts for cost-cutting opportunities. Product mix changes, menu item changes, and implementation of new waste control programs have also attributed to the favorable trend. These factors, however, were partially offset by the relative growth of Macaroni Grill and Grady's as these concepts have higher Cost of Sales ratios than Chili's.


Restaurant Expenses remained relatively stable on a comparative third quarter basis and decreased on a comparative year-to-date basis. Decreases resulting from continued efficiencies achieved in supervising and managing the restaurants, a decline in rent expense due to the increase in percentage of restaurants owned versus leased, a reduction in bad debt expense due to the implementation of an on-line credit card authorization system, and lower liquor taxes due to the dilutive effect of new restaurant openings in states with lower tax rates were partially offset by increased property tax rates and credit card fees. In the third quarter of fiscal 1994, the impact of these favorable trends was diminished by the inclement winter weather conditions experienced in many key markets which softened sales in those areas without proportionate declines in fixed labor and utility costs.

Depreciation and Amortization increased for both the third quarter and year-to-date of fiscal 1994 compared with the respective periods of fiscal 1993. The increase is the result of investments in new computer hardware and software which has contributed to operating efficiencies experienced at both the restaurants and corporate office, increased Depreciation and Amortization related to furniture and equipment and pre-opening costs due to the increased number of stores opened in the current fiscal year compared to last fiscal year, the ongoing restaurant remodeling program, and the continued replacement of restaurant furniture and equipment. In addition, an increase in the percentage of owned restaurants has contributed to the increase in Depreciation and Amortization while generating an offsetting favorable trend in rent expense.

General and Administrative remained stable for both the third quarter and year-to-date of fiscal 1994 compared to fiscal 1993. The dollar increase is the result of additional staff and support as the Company accelerates expansion of its restaurant concepts, including international franchising. The Company's focus on controlling corporate expenditures and efficiencies realized from increased investments in computer hardware and software enables the Company to maintain these costs relative to increases in Revenues.

Other, Net, decreased in the third quarter of fiscal 1994 compared to fiscal 1993. The decrease is the result of the poor performance of the stock market at the end of the third quarter, which caused a decrease in realized gains on sales of marketable securities compared to the prior year. Other, Net, however, increased on a year-to-date comparative basis. The increase is primarily the result of a gain of approximately $1,000,000 generated from the sale of land in the second quarter as well as increases in realized gains on sales of marketable securities experienced in the first and second quarters of fiscal 1994. Interest and dividend income remained flat on both a comparative third quarter and year-to-date basis.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of the relationships between Revenues and Costs and Expenses, Income Before Provision for Income Taxes increased 28.1% and 34.7%, respectively, over the third quarter and year-to-date results of fiscal 1993.

INCOME TAXES

The Company's effective income tax rate was 35.7% and 35.6% for the third quarter and year-to-date of fiscal 1994, respectively, compared to 36% and 35.2% the same periods of fiscal 1993, respectively. The Company's year-to-date effective income tax rate increased as a result of additional state income tax liabilities resulting from continued expansion, particularly relating to growth in California and Florida.


The Omnibus Budget Reconciliation Act, enacted in August 1993, mandates certain changes in Federal income tax laws, which among other items, includes an increase in the statutory Federal corporate income tax rate from 34% to 35% and reinstatement of the Targeted Jobs Tax Credit. The impact of these changes, retroactive to January 1993, did not have a material impact on the Company's fiscal 1993 effective income tax rate. This act also mandates a tax credit for FICA taxes paid on tips, effective January 1994. These changes are not expected to have a material impact on the Company's fiscal 1994 effective income tax rate as the amounts are offsetting.

NET INCOME AND NET INCOME PER SHARE

Net Income and Net Income Per Share rose 28.7% and 27.8%, respectively, compared to the third quarter of fiscal 1993. Year-to-date Net Income and Net Income Per Share increased 33.9% and 31.3%, respectively, compared to the same period of fiscal 1993. The increases exceed the increases in Revenues as the Company continues to control Costs and Expenses while maintaining the expansion of its concepts. Primary Weighted Average Shares Outstanding increased 2.3% and 2.9% for the comparative third quarter and year-to-date amounts, respectively. The increase is primarily the result of common stock options exercised.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $44 million at June 30, 1993 to $62 million at March 30, 1994, primarily due to the Company's capital expenditures, as discussed below. Net cash provided by operating activities increased to $84.4 million for the first three quarters of the year from $67.1 million during the same period in fiscal 1993 due to the greater number of restaurants in operation over the prior fiscal year and strong operating results from existing units.

Long-term debt outstanding at March 30, 1994 consisted of obligations under capital leases. At March 30, 1994, the Company had drawn $5 million from its lines of credit to fund short-term operational needs, leaving $35 million available funds from lines of credit.

Capital expenditures were $83.9 million for the thirty-nine weeks ended
March 30, 1994 as compared to $85 million during the same period in fiscal 1993. Capital expenditures related to purchases of land for future restaurant sites, the acquisition of four restaurants from a franchisee, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The Company estimates that its capital expenditures during the fourth quarter will approximate $32 million. These capital expenditures will be funded internally from restaurant operations, build-to-suit lease agreements with landlords, liquidating investments, and dividend and interest income from investments.

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


                          PART II.  OTHER INFORMATION


No items applicable to the third quarter of fiscal 1994.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRINKER INTERNATIONAL, INC.





Date: May 13, 1994            By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: May 13, 1994            By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)