Form 10-K
period 1994-06-29
BRINKER INTERNATIONAL INC
filed 1994-09-27
CIK 703351

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 29, 1994        Commission File No.    1-10275

                          BRINKER INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

        Delaware                                 75-1914582
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)              identification no.)

6820 LBJ Freeway, Dallas, Texas                  75240
(Address of principal executive offices)       (Zip Code)

                        Registrant's telephone number,
                      including area code (214) 980-9917

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                         Common Stock, $0.10 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

      Indicate  by check mark if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 9, 1994 was $1,754,066,362.00.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
      Class                               September 9, 1994

Common Stock, $0.10 par value             71,647,592 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1994 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 29, 1994, for its annual meeting of shareholders on November 3, 1994, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                    PART I

Item 1.     BUSINESS.

       General

       Brinker International, Inc. (the "Company") is principally engaged in the operation and development of the Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies") and On The Border Cafes ("On The Border") restaurant concepts. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Grady's, Macaroni Grill, Spageddies and On The Border in February 1989, November 1989, June 1993 and May 1994 respectively.

       Restaurant Concepts and Menus

       Chili's Grill & Bar

       Chili's    establishments    are    full-service    Southwestern-themed
       restaurants, featuring a casual atmosphere and a limited menu of freshly prepared chicken, beef and seafood entrees, hamburgers, ribs, fajitas, sandwiches, salads, appetizers and desserts, all of which are prepared fresh daily according to special Chili's recipes.

       Chili's  restaurants  feature   quick,  efficient  and  friendly  table
       service  designed to  minimize  customer waiting  time  and  facilitate table turnover, with an average turnover time per table of approximately 45 minutes. Service personnel are dressed casually in jeans or slacks, knit shirts and aprons to reinforce the casual, informal environment. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia.

       Emphasis is placed on serving substantial portions of fresh, quality food at modest prices. Entree selections range in menu price from $4.75 to $9.95, with the average revenue per meal, including alcoholic beverages, approximating $8.55 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 29, 1994, food and non-alcoholic beverage sales constituted approximately 86% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14%.

       Grady's American Grill

       Grady's restaurants are casual, upscale dinner house restaurants which feature a broad menu focusing on fresh seafood, prime rib, steaks, chicken and pasta entrees, salads, sandwiches, appetizers, desserts and a full-service bar. Grady's restaurants feature booth and table seating, wood and brick walls, and brass fixtures. Service personnel are dressed smartly, in casual slacks, buttoned-down shirts and ties, to reinforce the upscale atmosphere.

       The restaurant appeals to a slightly more sophisticated customer than Chili's. Entree selections range in price from $5.45 to $16.95, with the average revenue per meal, including alcoholic beverages, approximating $10.95 per person. During the year ended June 29, 1994, food and non-alcoholic beverage sales constituted approximately 88% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12%.

       Romano's Macaroni Grill

       Macaroni Grill is an upscale Italian theme restaurant which specializes in family-style recipes and features seafood, meat, chicken and pasta entrees, salads, pizza, appetizers and desserts with a limited wine and beer selection in most restaurants and a full-service bar in recent and future openings. Exhibition cooking, wood-burning ovens and rotisseries provide an enthusiastic and exciting environment in the restaurants. Macaroni Grill restaurants feature white linen-clothed tables, fireplaces, a pizza oven, sous stations, rotisseries and prominent displays of wines. Service personnel are dressed in white, starched shirts and aprons, dark slacks, and bright ties.

       Entree selections range in menu price from $6.25 to $15.95 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.50 per person. During the year ended June 29, 1994, food and non-alcoholic beverage sales constituted approximately 83% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 17%.

       Spageddies Italian Kitchen

       Spageddies restaurants are casual, full-service, moderately-priced, family oriented Italian restaurants featuring rotisserie chicken, steak and pasta entrees, salads, pizza, appetizers and desserts with a full-service bar. Spageddies restaurants feature an exhibition kitchen, a wood-burning pizza oven, booth and table seating, and prominent displays of peppers, parmesan and tomatoes. Service personnel are dressed casually in black pants and striped polo shirts to reinforce the casual, informal, open environment.

       Entree selections range in menu price from $4.25 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $9.25 per person. During the year ended June 29, 1994, food and non-alcoholic beverage sales constituted approximately 92% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 8%.

        On The Border Cafes

       On The Border restaurants are full-service, casual Tex-Mex theme restaurants featuring Southwest mesquite-grilled specialties and traditional Tex-Mex entrees and appetizers served in generous portions at modest prices. On The Border serves "Texas-sized" non-alcoholic beverages in addition to offering a full-service bar. On The Border restaurants feature an outdoor patio, booth and table seating and brick and wood walls with a Southwest decor. On The Border restaurants also offer enthusiastic table service intended to minimize customer waiting time and facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.

       Entree selections range in menu price from $5.45 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $10.00 per person. During the year ended June 29, 1994, food and non-alcoholic beverage sales constituted approximately 74% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 26%.

       Restaurant Locations

       At June 29, 1994, Brinker International, Inc.'s system of company-operated, joint venture and franchised units included 458 restaurants located in 43 states, Canada, Singapore, Malaysia and Mexico. The Company's portfolio of restaurants is illustrated below:

                                          June 29, 1994

       Chili's:
         Company-Operated                      277
         Franchise                              83

       Grady's                                  34

       Macaroni Grill:
         Company-Operated                       34
         Franchise                               1

       Spageddies                                6

       On The Border:
         Company-Operated                       14
         Franchise                               7

       R&D Concepts:
         Company-Operated                        1
         Joint Venture                           1
                                  TOTAL        458

       Business Development

       The Company's long-term objective is to continue expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets. The Company intends to concentrate on development of certain identified markets to achieve penetration levels deemed desirable by the Company in order to improve the Company's competitive position, marketing potential and profitability. Expansion efforts will be focused on major metropolitan areas in the United States and smaller market areas which can adequately support any of the Company's restaurant concepts.

       The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The site selection process focuses on a variety of factors including: trading-area demographics such as target population density and household income levels; an evaluation of site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers such as shopping malls, hotel/motel complexes and offices; and an analysis of the potential competition. Members of senior management inspect and approve each restaurant site prior to its acquisition.

       The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If internal efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data do not support a relocation. Since inception, the Company has closed only three restaurants, including one in fiscal 1993 and two in the second quarter of fiscal 1994, which were performing below the Company's standards primarily due to declining trading-area demographics. These and future closings will be key to a successful reallocation of resources to the stronger performing stores.

       The following table illustrates the system-wide restaurants either opened or acquired in fiscal 1994 and the planned openings in fiscal 1995:

                                             Restaurant Openings
                            Fiscal 1994     Fiscal 1994         Fiscal 1995
                              Openings    Net Acquisitions   Projected Openings

       Chili's:
         Company-Operated      31               11                 30-34
         Franchise             14              (13)                25-30

       Grady's                 10              -0-                 10-11

       Macaroni Grill:
         Company-Operated      12              -0-                 15-16
         Franchise              1              -0-                  0-2

       Spageddies               3              -0-                  6-7

       On The Border:
         Company-Operated      -0-              14                  3-4
         Franchise             -0-               7                  -0-

       R&D Concept--
         Joint Venture          1              -0-                  2-3

                   TOTAL       72               19                91-107

       The restaurants acquired by the Company in fiscal 1994 relate to three acquisitions. In October 1993, the Company acquired the assets of a franchisee, which operated four Chili's restaurants in Pennsylvania and Ohio for approximately $8,165,000.00 in cash. In May 1994, the Company acquired 100% ownership interest in On The Border in exchange for 1,239,130 shares of Company common stock. On The Border operations included 14 company-operated and 7 franchised On The Border restaurants in Texas, Florida, Tennessee, Colorado and Missouri. Also in May 1994, the Company acquired the remaining 50% interest in Northwest Restaurants Joint Venture ("NRJV") from its joint venture partner in exchange for 256,576 shares of Company common stock. NRJV operated nine Chili's restaurants in California and Nevada.

       The  Company  anticipates  that  some  of  the  fiscal  1995  projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company either leases the land, and pays for the building, furniture, fixtures and equipment from its own funds, or owns the land, building, furniture, fixtures and equipment. The Company's restaurant concept portfolio allows the Company to purchase multiple site locations, which offers the Company a competitive advantage in the real estate market.

       As of June 29, 1994, the Company has completed obtaining sites for fiscal 1995 projected openings and has lease or purchase commitments for future construction of 44 Chili's, 12 Grady's, 17 Macaroni Grill, 6 Spageddies and 2 On The Border restaurant sites. The Company is currently in the process of locating sites for fiscal 1996 projected openings.

       The  following  table  illustrates  the   approximate  average  capital
       investment for a typical unit in our primary restaurant concepts:

                Chili's      Grady's  Macaroni Grill   Spageddies   On The Border

Land           $620,000   $  800,000   $  900,000       $750,000       $720,000
Building        850,000    1,100,000    1,050,000        975,000        975,000
Furniture and
 Equipment      450,000      560,000      475,000        550,000        575,000
Other            80,000       90,000      125,000         75,000         80,000

   TOTAL     $2,000,000   $2,550,000   $2,550,000     $2,350,000     $2,350,000

       The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

       Joint Venture and Franchise Operations

       The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 29, 1994, 14 new Chili's and one Macaroni Grill franchised restaurants were opened.

       During the past two years, the Company entered into several international franchise agreements, which will bring Chili's to Australia, France, Puerto Rico, and the United Kingdom in the next 12 months. In fiscal 1994, the first Chili's restaurants outside North
       America opened in Singapore and Malaysia on February 4, 1994 and June 15, 1994, respectively. The third, fourth and fifth overseas Chili's locations opened in Egypt, Australia and Puerto Rico on July 19, 1994, August 28, 1994 and September 6, 1994, respectively.

       The Company intends to continue pursuing international expansion and is currently contemplating development in other countries. The Company has entered into a separate joint venture agreement for research and development activities related to the testing of a new restaurant concept and has a 50% interest in this joint venture, which is accounted for under the equity method. A typical joint venture or franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the annual gross sales of each restaurant. Future joint venture or franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

       At June 29, 1994, 20 total joint venture or franchise development agreements existed. The Company anticipates that an additional 25 to 30 franchised Chili's, 0-2 franchised Macaroni Grill restaurants, and 1 franchised Spageddies restaurant will be opened during fiscal 1995.

       Restaurant Management

       The Company's philosophy to maintain and operate each concept as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments are preserved. These factors are critical to the viability of each concept.

       The Company's restaurant management structure varies by concept. The individual restaurants themselves are led by a management team including a General Manager and between three to five additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each concept. An Area Director/Supervisor is responsible for the supervision of, on average, three to seven restaurants. For those concepts with a significant number of units within a geographical region, additional levels of management may be provided. Each concept is directed by a President or Senior Vice President.

       The Company believes that there is a high correlation between the quality of restaurant management and the long-term success of a concept. In that regard, the Company encourages increased tenure at all management positions through various short and long-term incentive programs, including equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled the Company to attract and retain management employees at levels above the industry norm.

       The Company ensures consistent quality standards in all concepts through the issuance of Operations Manuals covering all elements of operations and Food & Beverage Manuals which provide guidance for preparation of Company formulated recipes. Routine visitation to the restaurants by all levels of supervision enforce strict adherence to Company standards.

       The Director of Training for each concept is responsible for maintaining each concept's operational training program, which includes a four to five month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of employees experienced in all facets of restaurant operations that train employees to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location two to three weeks following the opening to ensure the smooth transition to operating personnel.

       Purchasing

       The Company's ability to maintain consistent quality of products throughout each of its restaurant concepts depends upon acquiring food products and related items from reliable sources. Suppliers are pre-approved by the Company and are required along with the restaurants to adhere to strict product specifications established through the Company's newly created quality assurance program to ensure that high quality, wholesome food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain
       commodity  items.    All  essential  food  and  beverage  products  are
       available, or upon short notice can be made available, from alternative qualified suppliers in all cities in which the Company's restaurants are located. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

       Advertising and Marketing

       The Company's concepts generally focus on the 18 to 54 year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, the Company relies primarily on television, radio, direct mail advertising and word-of-mouth information communicated by customers.

       The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Franchisees spend additional amounts on local advertising when approved by the Company.

       Competition

       The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.

       Employees

       At June 29, 1994, the Company employed approximately 38,000 persons, of whom approximately 650 were corporate personnel, 1,300 were restaurant managers or trainees and 36,050 were employed in non-management restaurant positions. Of the 650 corporate employees, 250 were in management positions and approximately 400 were general office employees. The executive officers of the Company have an average of more than 19 years of experience in the restaurant industry.

       The Company considers its employee relations to be good and believes that its employee turnover rate is lower than the industry average. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by any collective bargaining agreements.

       Service Marks

       The Company has registered, among other marks, "Brinker International", "Chili's", "Grady's", "Romano's Macaroni Grill", "Spageddies", "Spageddies Italian Italian Food", and "On The Border" as service marks with the United States Patent and Trademark Office. In addition, the Company has a service mark application pending for "Grady's American Grill" and "Spageddies Italian Kitchen".

       Seasonality

       The Company's sales volumes fluctuate seasonally, and are generally higher in the summer months and lower in the winter months.

       Governmental Regulation

       Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and does not, at this time, anticipate any.

       The Company is subject to federal and state environmental regulations, but these have not had a material negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor
       Standards  Act which governs  such matters  as minimum  wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. The Company anticipates legislation concerning mandated health care benefits which may have significant consequences to the Company.

Item 2.     PROPERTIES.

       The  following  table   illustrates  the  approximate   average  dining
       capacity for each unit in primary restaurant concepts:

                Chili's      Grady's  Macaroni Grill   Spageddies   On The Border
Square Feet      5,800        6,900        7,100         7,000          7,900
Dining Seats    210-220      230-250      230-250       240-260        340-360
Dining Tables    50-60        50-60        60-70         50-60          75-85

       Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 29, 1994, the Company owned the land and/or building for 236 of the 366 Company-operated restaurants. The Company has closed three restaurants since inception and considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

       The Company leases warehouse space totalling approximately 31,500 square feet in Dallas, Texas, which it uses for menu development activity and for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. Approximately 5,600 square feet of this building is leased to third party tenants. In March 1992, the Company leased additional office space for the expansion of its corporate headquarters. This additional office lease was expanded in July 1994 and currently includes approximately 46,400 square feet of office space.

Item 3.     LEGAL PROCEEDINGS.

       None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS.

       The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EAT". Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the Common Stock, as reported by the NYSE.

       Fiscal year ended June 29, 1994:

       First Quarter          26 1/12           22 1/6
       Second Quarter         30 2/3            25 2/3
       Third Quarter          33 1/3            26 5/6
       Fourth Quarter         31 1/2            20 3/8

       Fiscal year ended June 30, 1993:

       First Quarter          18                13 8/9
       Second Quarter         18 8/9            14 17/18
       Third Quarter          21 2/3            18 5/9
       Fourth Quarter         24 2/3            18 1/3

       On March 9, 1994, the Company declared a stock split, effected in the form of a 50% stock dividend ("Stock Dividend") to shareholders of record on March 21, 1994, payable March 30, 1994. Stock prices in the preceding table have been restated to reflect the Stock Dividend.

       As of September 9, 1994, there were 2,107 holders of record of the Company's Common Stock.

       The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

Item 6.     SELECTED FINANCIAL DATA.

       "Selected Financial Data" on page 42 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 43 through 47 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Item 14(a).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to the Company's directors (including those officers who are directors) is incorporated herein by reference from pages 4 through 9 of the Company's Proxy Statement dated September 29, 1994, for the annual meeting of shareholders on November 3, 1994.

Item 11.    COMPENSATION INFORMATION.

        "Executive Compensation" on pages 9 through 11 of the Company's Proxy Statement dated September 29, 1994, for the annual meeting of
        shareholders  on   November  3,  1994,   is  incorporated  herein   by
        reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 29, 1994, for the annual meeting of shareholders on November 3, 1994, are incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  (1) and (2) Financial Statements and Schedules.

        Reference is made to the listing preceding the financial statements and schedules attached hereto on page 15 of all financial statements and schedules filed as a part of this Report.

        (a)  (3)  Exhibits.

        Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

        (b)  Reports on Form 8-K

        The Company was not required to file a current report on Form 8-K during the three months ended June 29, 1994.
                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRINKER INTERNATIONAL, INC.,
                                    a Delaware corporation




                                    By:  Debra L. Smithart
                                       Debra L. Smithart, Executive Vice
                                       President - Chief Financial Officer


Dated: September 27, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 27, 1994.

         Name                                      Title


 Norman E. Brinker                        Chairman of the Board, Chief
Norman E. Brinker                         Executive Officer and Director
                                          (Principal Executive Officer)


 Debra L. Smithart                        Executive Vice President -  Chief
Debra L. Smithart                         Financial Officer and Director
                                          (Principal Financial and  Accounting
                                          Officer)


 Ronald A. McDougall                      Director
Ronald A. McDougall



 Creed L. Ford, III                       Director
Creed L. Ford, III



 F. Lane Cardwell, Jr.                    Director
F. Lane Cardwell, Jr.



 Roger F. Thomson                         Director
Roger F. Thomson



                                          Director
Jack W. Evans, Sr.



                                          Director
Rae F. Evans



                                          Director
J.M. Haggar, Jr.



                                          Director
Ray L. Hunt



                                          Director
J. Ira Harris


                                          Director
Frederick S. Humphries



 James E. Oesterreicher                   Director
James E. Oesterreicher



                                          Director
William F. Regas



 Roger T. Staubach                        Director
Roger T. Staubach

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

The following is a listing of the financial statements and financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference. The financial statements of the Company included in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference in Item 8.
                                                             Reference Page

                                                                  1994 Annual
                                                      Form 10-K   Report Page

Independent Auditors' Report                                           62

Consolidated Balance Sheets -
     June 29, 1994 and June 30, 1993                                  48-49

Consolidated Statements of Income -
     Years Ended June 29, 1994, June 30, 1993 and 1992                 50

Consolidated Statements of Shareholders'
     Equity - Years Ended June 29, 1994 and
     June 30, 1993 and 1992                                            51

Consolidated Statements of Cash Flows -
     Years Ended June 29, 1994, June 30, 1993 and 1992                 52

Notes to Consolidated Financial Statements                            53-61

Independent Auditors' Report on Financial
      Statement Schedules                                  16

Schedules:

       I  -  Marketable Securities - Other Investments     17
       V  -  Consolidated Property and Equipment           18
      VI  -  Consolidated Accumulated Depreciation and
              Amortization of Property and Equipment       19
      IX  -  Consolidated Short-term Borrowings            20
       X  -  Supplemental Income Statement Information     21


      All   other  schedules  are  omitted  as  the  required  information  is
      inapplicable  or   the  information   is  presented  in   the  financial
      statements, related notes or other schedules.

                        INDEPENDENT AUDITORS' REPORT ON
                         FINANCIAL STATEMENT SCHEDULES


The Board of Directors
Brinker International, Inc.:


Under date of July 29, 1994, we reported on the consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 29, 1994 and June 30, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 29, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 29, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP




Dallas, Texas
July 29, 1994

                                  SCHEDULE I

                          BRINKER INTERNATIONAL, INC.
                    MARKETABLE SECURITIES-OTHER INVESTMENTS
                                 JUNE 29, 1994
                     (In thousands, except share amounts)

                          Number of Shares or                   Market and
     Type of Issue        Principal Amounts        Cost       Carrying Value
Preferred Stocks:
  Financial Institutions       768,578          $ 24,714         $ 24,501
  Consumer Products            284,030             9,434            9,371
  Energy                       180,000             4,311            4,277
  High Tech                    120,000             3,800            3,790
  Utilities                    100,000             2,543            2,450
  Insurance                     50,000               878              850

Total Long-Term Investments                     $ 45,680         $ 45,239


                                              SCHEDULE V

                                      BRINKER INTERNATIONAL, INC.
                                  CONSOLIDATED PROPERTY AND EQUIPMENT
                                            (In thousands)

                         Balance at
                        Beginning of                                 Balance at
                          Period        Additions (1)  Retirements  End of Period
For the Year Ended
June 30, 1992:

Land                    $  38,752       $  26,008       $  (480)      $   64,280
Buildings and Lease-
 hold Improvements        136,927          35,462          (805)         171,584
Furniture & Equipment      89,056          33,168        (6,751)         115,473
Construction-in-
  Progress                  7,564           3,362           ---           10,926

    Total               $ 272,299       $  98,000     $  (8,036)      $  362,263

For the Year Ended
June 30, 1993:

Land                    $  64,280       $  24,128       $  (847)      $   87,561
Buildings and Lease-
 hold Improvements        171,584          52,894          (893)         223,585
Furniture & Equipment     115,473          31,693        (2,341)         144,825
Construction-in-
  Progress                 10,926          18,116           ---           29,042

    Total               $ 362,263       $ 126,831     $  (4,081)      $  485,013

For the Year Ended
June 29, 1994:

Land                    $  87,561       $  20,734       $(2,255)      $  106,040
Buildings and Lease-
 hold Improvements        223,585          65,252        (2,521)         286,316
Furniture & Equipment     144,825          33,949        (7,384)         171,390
Construction-in-
  Progress                 29,042           2,258           ---           31,300

    Total               $ 485,013       $ 122,193     $ (12,160)      $  595,046



(1)   Additions  primarily represent  costs  for acquiring  land,  constructing new  restaurants,  and equipping new restaurants.

                                              SCHEDULE VI

                                      BRINKER INTERNATIONAL, INC.
                        CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                       OF PROPERTY AND EQUIPMENT
                                            (In thousands)

                         Balance at
                        Beginning of                                 Balance at
                          Period        Additions     Retirements  End of Period
For the Year Ended
June 30, 1992:

Buildings and Leasehold
 Improvements           $ (26,222)      $ ( 8,434)     $    188       $  (34,468)
Furniture & Equipment     (48,752)        (15,225)        5,124          (58,853)

  Total Accumulated
   Depreciation and
   Amortization         $ (74,974)      $ (23,659)     $  5,312       $  (93,321)


For the Year Ended
June 30, 1993:

Buildings and Leasehold
 Improvements           $ (34,468)      $ (10,147)     $     72       $  (44,543)
Furniture & Equipment     (58,853)        (21,015)        2,147          (77,721)

  Total Accumulated
   Depreciation and
   Amortization         $ (93,321)      $ (31,162)     $  2,219       $ (122,264)


For the Year Ended
June 29, 1994:

Buildings and Leasehold
 Improvements           $ (44,543)      $ (17,611)     $    807       $  (61,347)
Furniture & Equipment     (77,721)        (23,988)        2,198          (99,511)

  Total Accumulated
   Depreciation and
   Amortization         $(122,264)      $ (41,599)     $  3,005       $ (160,858)


                                              SCHEDULE IX

                                      BRINKER INTERNATIONAL, INC.
                                  CONSOLIDATED SHORT-TERM BORROWINGS
                                            (In thousands)

                                                        Maximum        Average       Weighted
                                                         Amount        Amount         Average
                                         Weighted      Outstanding   Outstanding     Interest
Category of Aggregate    Balance At      Average         During        During         During
Short Term Borrowings   End of Period  Interest Rate   The Period   The Period (2)  The Period (3)

NOTES PAYABLE
TO BANKS (Bank Borrowings)(1)

Years Ended June 30,

       1992                 ---            ---          $ 4,000        $   612         7.094%

       1993                 ---            ---          $12,650        $ 3,008         3.590%


Year Ended June 29,

       1994                 ---            ---          $ 9,950        $ 4,229         5.005%



(1)   Notes payable to banks represent obligations payable  under line of credit agreements with local banks.  Borrowings are arranged on an as needed basis at various terms.

(2)   The average amount outstanding during the year represents the average monthly principal balances outstanding during the year.

(3)   The  weighted average  interest  rates during  the year  were  computed by  dividing  the actual interest accrued on short-term borrowings by the average short-term borrowings.


                                              SCHEDULE X

                                      BRINKER INTERNATIONAL, INC.
                               SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                            (In thousands)

                                               FOR THE YEARS ENDED
                                  June 29, 1994   June 30, 1993   June 30, 1992
Repair and Maintenance               17,740          12,010          10,593

Amortization                          9,902           6,573           5,401

Property Tax                         10,285           7,244           5,651

Advertising                          27,507          23,922          17,694

                               INDEX TO EXHIBITS

Exhibit

 3(a)       Certificate of Incorporation of the registrant, as amended. (1)

 3(b)       Bylaws of the registrant. (2)

10(a)       Registrant's 1983 Incentive Stock Option Plan. (3)

10(b) Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants (4)

10(c)       Registrant's 1992 Incentive Stock Option Plan. (5)

13          1994 Annual Report to Shareholders. (6)

21          Subsidiaries of the registrant. (7)

23          Independent Auditors' Consent. (7)

27          Financial Data Schedule. (8)

99          Proxy Statement of registrant dated September 29, 1994. (6)



(1) Filed as an exhibit to Registration Statement No. 32-52705 on Form S-4 and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement No. 2-87736 on Form S-1 and incorporated herein by reference.

(3) Filed as an exhibit to report on Form 10-K for year ended June 30, 1990 and incorporated herein by reference.

(4) Filed as an exhibit to report on Form 10-K for year ended June 30, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to Registration Statement No. 33-61594 on Form S-8 and incorporated herein by reference.

(6)         Portions filed herewith, to the extent indicated herein.

(7)         Filed herewith.

(8)         Filed with EDGAR version.


                                      E-1
                                              EXHIBIT 13

                                  1994 ANNUAL REPORT TO SHAREHOLDERS

                                        SELECTED FINANCIAL DATA
                  (In thousands, except per share amounts and number of restaurants)

                                                 Fiscal Years

                               1994       1993       1992       1991      1990
Income Statement Data:

Revenues                     $878,473   $697,396   $562,361   $468,926  $385,847
Costs and Expenses:
  Cost of Sales               239,835    193,794    156,246    135,365   113,521
  Restaurant Expenses         446,845    355,040    294,095    245,583   202,957
  Depreciation and
    Amortization               51,501     38,223     29,031     23,245    19,232
  General and Administrative   45,662     37,170     30,761     26,338    21,501
  Interest Expense                430        395        622      1,063     2,850
  Merger Expenses               1,949        ---        ---        ---       ---
  Lawsuit Settlement            2,248        ---        ---        ---       ---
  Other, Net                   (5,435)    (5,232)    (3,255)    (1,516)   (1,287)

  Total Costs and Expenses    783,035    619,390    507,500    430,078   358,774

Income Before Provision for
  Income Taxes                 95,438     78,006     54,861     38,848    27,073
Provision for Income Taxes     33,832     27,083     18,836     13,565     9,328

  Net Income                 $ 61,606   $ 50,923   $ 36,025   $ 25,283  $ 17,745

Primary Net Income
  Per Share                  $   0.83   $   0.70   $   0.50   $   0.39  $   0.31

Primary Weighted Average
  Shares Outstanding           74,572     72,911     71,454     65,336    56,526

Balance Sheet Data
(end of period):

  Working Capital
   (Deficit)                 $(56,193)  $(40,596)  $(24,871)  $  1,944  $(19,713)
  Total Assets                558,709    454,354    354,748    276,407   207,891
  Long-term Obligations        38,003     30,782     26,409     24,270    28,543
  Shareholders' Equity        417,290    343,905    261,523    207,048   131,972

Number of Restaurants Open
at End of Period:

  Company Operated                366        305        255        220       189
  Franchised                       92         78         60         51        41
    Total                         458        383        315        271       230

Prior year financial  results have been restated to reflect the fiscal 1994 acquisitions accounted for as poolings of interests and the fiscal 1994 stock split effected in the form of a 50% stock dividend.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR FISCAL YEARS 1994, 1993, AND 1992

The following table sets forth expenses  as a percentage of total revenues for
the   periods  indicated  for  revenue  and  expense  items  included  in  the
Consolidated Statements of Income.

                                    PERCENTAGE OF TOTAL REVENUES
                                            Fiscal Years
                                     1994        1993        1992

Revenues                            100.0%      100.0%      100.0%

Costs and Expenses:
  Cost of Sales                      27.3%       27.8%       27.8%
  Restaurant Expenses                50.9%       50.9%       52.3%
  Depreciation and Amortization       5.9%        5.5%        5.2%
  General and Administrative          5.2%        5.3%        5.5%
  Interest Expense                    0.0%        0.0%        0.0%
  Merger Expenses                     0.2%        ---         ---
  Lawsuit Settlement                  0.2%        ---         ---
  Other, Net                         (0.6%)      (0.7%)      (0.6%)

Total Costs and Expenses             89.1%       88.8%       90.2%

Income Before Provision
  for Income Taxes                   10.9%       11.2%        9.8%

Provision for Income Taxes            3.9%        3.9%        3.4%

      Net Income                      7.0%        7.3%        6.4%

REVENUES

Increases in revenues of 26% and 24% in fiscal 1994 and 1993, respectively, primarily relate to the increases in the number of Company-owned restaurants and comparable store sales. The percentage increase in the average number of Company-owned restaurants in operation was 20% for both fiscal 1994 and 1993. Increases in comparable store sales were 2.1% and 3.8% in fiscal 1994 and 1993, respectively. These favorable trends were due to increased customer counts resulting from the Company's commitment to providing quality food and service at an exceptional value, its ongoing evolution of the menu, and its continued remodeling program to keep its restaurants updated and the ambiance inviting to the guests. In addition, the Company continues to refine its real estate site selection process which focuses on trading-area demographics, visibility, accessibility, and complementary concept locations. Quality sites provide a competitive advantage and contribute to stronger sales for new restaurants. Menu price increases had little impact on the increase in revenues as weighted average price increases over the past two years averaged less than 1% per year.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased in fiscal 1994 compared to fiscal 1993. Favorable price changes in produce, dairy, poultry, and pasta, recipe changes toward lower food cost items, implementation of meat waste control systems, and increased purchasing leverage offset unfavorable price changes in non-alcoholic beverages. Cost of sales remained constant in fiscal 1993 compared to fiscal 1992 as the favorable impact from continued emphasis on food portioning and waste and yield management programs were offset by product mix changes to menu items with higher percentage food costs.

Restaurant expenses were flat in fiscal 1994. Insurance costs were flat as aggressive safety and loss management programs implemented in the restaurants in fiscal 1993 have continued to be successful and offset rising insurance and health care costs. Occupancy costs, however, decreased due to an increase in percentage of restaurants owned versus leased. Liquor taxes also decreased due to the Company's expansion into states with lower liquor tax rates. These decreases were offset by increases in manager salaries due to annual merit increases, manager training expenses to support expansion, and property taxes due to increased rates. In fiscal 1993, restaurant expenses declined as the administrative hours required of restaurant managers was reduced, programs to contain insurance costs were introduced, and rent expense decreased due to the increase in percentage of owned restaurants versus leased.

Depreciation and amortization increased in fiscal 1994 and 1993 primarily due to continued investments in computer hardware and software which has generated operating efficiencies at both the restaurants and corporate office support groups. Also, the ongoing restaurant remodeling program, the continued replacement of restaurant furniture and equipment, and the trend to purchase new restaurant sites in favor of leasing have contributed to the increases.

General and administrative expenses have decreased in the past two fiscal years as a result of the Company's focus on controlling corporate expenditures. Efficiencies resulting from investments in computer hardware and software allowed the Company to continue with the aggressive expansion of its restaurant concepts without incurring significant increases in staff and support costs.

Merger expenses are one-time charges related to the acquisition of On The Border, such as consulting fees, legal fees, and severance costs.

Lawsuit settlement represents a one-time charge to settle an injury claim arising from an airplane accident involving several former officers of On The Border.

Other, net, decreased in fiscal 1994. A gain of approximately $1 million related to the sale of land in fiscal 1994 was offset by losses resulting from recognition of a permanent decline in market value for certain securities. Net realized gains on investment transactions were down slightly in fiscal 1994. Dividend and interest income, however, was flat. The increase in fiscal 1993 compared to fiscal 1992 is the result of increased realized gains from investment transactions experienced in fiscal 1993 offset somewhat by a decrease in dividend and interest income.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of changes in the relationships between revenues and costs and expenses, income before provision for income taxes has increased at rates of 22.3% and 42.2% in fiscal 1994 and 1993, respectively.

INCOME TAXES

The Company's effective income tax rate of 35.4%, 34.7%, and 34.3% in fiscal 1994, 1993, and 1992, respectively, continues to increase as a result of incremental earnings taxed at higher effective rates and additional state income tax liabilities resulting from expansion, particularly relating to growth in Florida and California.

The Omnibus Budget Reconciliation Act, enacted in August 1993, mandated certain changes in Federal income tax laws, which among other items, included an increase in the statutory Federal corporate income tax rate from 34% to 35%, retroactive to January 1993, reinstatement of the targeted jobs tax credit, retroactive to January 1993, and a tax credit for FICA taxes paid on tips, effective January 1994. These changes did not have a material impact on Brinker's fiscal 1994 and 1993 effective income tax rate or the consolidated financial statements.

NET INCOME AND NET INCOME PER SHARE

Net income and primary net income per share as a percent of revenues decreased slightly in fiscal 1994 as a result of one-time charges, including the $2.2 million lawsuit settlement and $1.9 million of costs incurred in connection with the On The Border acquisition. Net income and primary net income per share increased as a percent of revenues in fiscal 1993 as a result of controlling costs and expenses while continuing with the expansion of the restaurant concepts. The increases in the weighted average number of common shares outstanding arose from common stock options exercised each year.

STOCK DIVIDENDS

Stock splits in each of March 1994, May 1993, and November 1991, effected in the form of 50% stock dividends, resulted in the issuance of 23.2 million,
22.8 million, and 21.5 million shares of the Company's common stock, in fiscal 1994, 1993, and 1992, respectively.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by increasing menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $40.6 million at June 30, 1993 to $56.2 million at June 29, 1994. Strong operating results from new and existing units and the exercise of employee stock options generated cash proceeds that were offset by the Company's capital expenditures and the investment of available cash in long-term marketable securities. Net cash provided by operating activities increased to $125.5 million in fiscal 1994 from $106.2 million in fiscal 1993 due to the increased number of restaurants in operation, strong operating results from existing units, and the effective containment of costs.

The Company had available funds from credit facilities totalling $41.2 million at June 29, 1994. The Company estimates that its capital expenditures during fiscal 1995 will approximate $200 million. These capital expenditures, which will primarily relate to the planned expansion of each restaurant concept and the Company's ongoing remodel program, will be funded from internal operations, income earned from investments, build-to-suit lease agreements with landlords, and draw downs on the Company's available lines of credit.

The Clinton administration continues to analyze and propose new legislation which could adversely impact the entire business community. Mandated health care and minimum wage measures, if passed, could increase the Company's operating costs. The Company would attempt to offset increased costs through continued improvements in operating efficiencies and menu price increases.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available under the lines of credit and from strong internal cash generating capabilities to adequately manage the expansion of the business.

NEW ACCOUNTING PRONOUNCEMENT

In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), Employers' Accounting for Postemployment Benefits. SFAS No. 112 sets forth standards of accounting and reporting for employers that offer postemployment benefits. SFAS No. 112 is effective for the Company in fiscal 1995. The Company does not believe the adoption of SFAS No. 112 will have a material impact on its consolidated financial statements.

                                      CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and per share amounts)

                                                 1994                  1993
ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    3,614            $   12,429
  Accounts Receivable, Net                      12,573                 6,016
  Assets Held for Sale and Leaseback               ---                 1,155
  Inventories                                    8,152                 6,907
  Prepaid Expenses                              18,229                12,564
  Deferred Income Taxes (Note 7)                 4,655                   ---
      Total Current Assets                      47,223                39,071

Property and Equipment, at Cost (Note 9):
  Land                                      $  106,040             $  87,561
  Buildings and Leasehold Improvements         286,316               223,585
  Furniture and Equipment                      171,390               144,825
  Construction-in-Progress                      31,300                29,042
                                               595,046               485,013
  Less Accumulated Depreciation
      and Amortization                         160,858               122,264
      Net Property and Equipment               434,188               362,749

Other Assets:
  Preopening Costs                          $    7,927            $    9,781
  Long-term Marketable Securities (Note 3)      45,239                28,693
  Long-term Notes Receivable                     2,231                 2,773
  Other (Notes 2 and 10)                        21,901                11,287
      Total Other Assets                        77,298                52,534
            Total Assets                    $  558,709            $  454,354

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Installments of Long-Term
    Debt (Note 9)                            $     501            $      886
  Accounts Payable                              45,037                31,902
  Accrued Liabilities (Note 4)                  57,878                45,960
  Deferred Income Taxes (Note 7)                   ---                   919
      Total Current Liabilities                103,416                79,667

Long-Term Debt, Less Current
  Installments (Note 9)                          4,464                 7,845
Senior Subordinated Convertible
  Debentures (Note 6)                            1,200                 1,200
Deferred Income Taxes (Note 7)                  12,143                 8,837
Other Liabilities                               20,196                12,900
Commitments and Contingencies
  (Notes 9, 10 and 11)

Shareholders' Equity (Notes 2 and 8):
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-100,000,000 Authorized Shares;
    $.10 Par Value; 71,029,522 and 69,946,814
    Shares Issued and Outstanding in
    1994 and 1993, Respectively                  7,103                 6,995
  Additional Paid-In Capital                   182,579               170,467
  Unrealized Loss on Marketable Securities
    (Note 3)                                      (441)                  ---
  Retained Earnings                            228,049               166,443
     Total Shareholders' Equity                417,290               343,905
       Total Liabilities and
         Shareholders' Equity               $  558,709            $  454,354



See Accompanying Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                                FISCAL YEARS

                                       1994         1993        1992
Revenues                             $878,473     $697,396    $562,361

Costs and Expenses:
  Cost of Sales                       239,835      193,794     156,246
  Restaurant Expenses (Note 9)        446,845      355,040     294,095
  Depreciation and Amortization        51,501       38,223      29,031
  General and Administrative           45,662       37,170      30,761
  Interest Expense                        430          395         622
  Merger Expenses (Note 2)              1,949          ---         ---
  Lawsuit Settlement (Note 11)          2,248          ---         ---
  Other, Net (Note 3)                  (5,435)      (5,232)     (3,255)

Total Costs and Expenses              783,035      619,390     507,500

Income Before Provision
  for Income Taxes                     95,438       78,006      54,861

Provision for Income Taxes (Note 7)    33,832       27,083      18,836

      Net Income                     $ 61,606     $ 50,923    $ 36,025

Primary Net Income Per Share         $   0.83     $   0.70    $   0.50

Primary Weighted Average
  Shares Outstanding                   74,572       72,911      71,454

Fully Diluted Net Income
  Per Share                          $   0.83     $   0.70    $   0.50

Fully Diluted Weighted Average
  Shares Outstanding                   74,668       73,040      71,609

         See Accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (In thousands)

                                                                Unrealized
                                                    Additional   Loss On
                                   Common Stock      Paid-In    Marketable   Retained
                                  Shares   Amount    Capital    Securities   Earnings     Total
Balances at June 30, 1991         64,670  $ 6,467    $122,927   $ (1,841)    $ 79,495   $207,048
Net Income                           ---      ---         ---        ---       36,025     36,025
Recovery of Unrealized Loss on
  Marketable Securities (Note 3)     ---      ---         ---      1,841          ---      1,841
Issuances of Common Stock          1,638      164      16,445        ---          ---     16,609


Balances at June 30, 1992         66,308  $ 6,631    $139,372   $    ---     $115,520   $261,523
Net Income                           ---      ---         ---        ---       50,923     50,923
Issuances of Common Stock          3,639      364      31,095        ---          ---     31,459
Balances at June 30, 1993         69,947  $ 6,995    $170,467   $    ---     $166,443   $343,905
Net Income                           ---      ---         ---        ---       61,606     61,606
Unrealized Loss on Marketable
  Securities (Note 3)                ---      ---         ---       (441)         ---       (441)
Issuances of Common Stock          1,083      108      12,112        ---          ---     12,220


Balances at June 29, 1994         71,030  $ 7,103    $182,579   $   (441)    $228,049   $417,290


                See Accompanying Notes to Consolidated Financial Statements

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                                          FISCAL YEARS
                                                 1994         1993        1992
Cash Flows From Operating Activities:
  Net Income                                  $ 61,606     $ 50,923    $ 36,025

  Adjustments to Reconcile Net Income to Net
    Cash Provided By Operating Activities:
    Depreciation and Amortization of
      Property and Equipment                    41,599       31,162      23,659
    Amortization of Preopening Costs             9,902        7,061       5,372
    Gain on Sale of Land                        (1,000)         ---         ---
    Net Gain on Sale of Long-term
      Marketable Securities                     (1,543)      (1,579)        (15)
    Loss on Impairment of Long-term
      Marketable Securities                      1,072          ---         ---
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts
        Receivable                              (6,557)        (948)        809
      Increase in Inventories                   (1,245)      (1,251)     (1,017)
      Increase in Prepaid Expenses              (5,665)      (2,678)     (1,329)
      Increase in Other Assets                 (11,179)     (12,989)     (6,681)
      Increase in Accounts Payable              21,522       24,604      15,208
      Increase in Accrued Liabilities           11,918       10,166      12,353
      (Decrease) Increase in Deferred
        Income Taxes                            (2,268)      (5,753)      3,622
      Increase (Decrease) in Other
        Liabilities                              7,296        7,487        (418)
        Net Cash Provided by Operating
          Activities                           125,458      106,205      87,588

Cash Flows From Investing Activities:
    Payments for Property and Equipment       (114,994)    (124,969)    (95,276)
    Proceeds from Sale of Land                   4,180          ---         ---
    Payment for Purchase of Restaurants
      (Note 2)                                  (8,165)         ---         ---
    Decrease (Increase) in Assets Held
      for Sale and Leaseback                     1,155           13        (442)
    Purchases of Long-term Marketable
      Securities                               (58,986)     (62,796)    (45,016)
    Proceeds from Sales of Long-term
      Marketable Securities                     42,470       61,630      36,407
      Net Cash Used in Investing Activities   (134,340)    (126,122)   (104,327)

Cash Flows From Financing Activities:
    Payments of Long-Term Debt                  (3,766)        (298)     (2,282)
    Proceeds from Issuance of Debentures           ---          ---       1,200
    Proceeds from Issuances of Common Stock      3,833       12,477      10,792
    Net Cash Provided by Financing Activities       67       12,179       9,710

  Net Decrease in Cash and Cash Equivalents     (8,815)      (7,738)     (7,029)
  Cash and Cash Equivalents at Beginning
    of Year                                     12,429       20,167      27,196
  Cash and Cash Equivalents at End of Year    $  3,614     $ 12,429    $ 20,167

  Cash Paid During the Year:
    Interest, Net of Amounts Capitalized      $   430      $    395    $    622
    Income Taxes                              $ 26,579     $ 11,687    $  8,847

  Non-Cash Transactions During the Year:
    Tax Benefit from Stock Options Exercised  $ 8,387      $ 18,982    $  5,817
    Property and Equipment Received in
      Exchange for Note Receivable            $   ---      $    ---    $  2,305
    Property and Equipment Received in
      Exchange for Property and Equipment     $   ---      $    ---    $  1,483


                 See Accompanying Notes to Consolidated Financial Statements

                          Brinker International, Inc.
                  Notes To Consolidated Financial Statements

1.    SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of Presentation

      The consolidated financial statements include the accounts of Brinker International, Inc. and its wholly-owned subsidiaries ("Brinker"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      On March 9, 1994, Brinker declared a stock split in the form of a 50% stock dividend to shareholders of record on March 21, 1994, payable on March 30, 1994. As a result, 23.2 million shares of common stock were issued, and cash was paid in lieu of fractional shares. All references to the number of shares and per share amounts of common stock have been restated to reflect this stock dividend. In addition, Brinker's consolidated financial statements and notes thereto have been restated to include the accounts and operations of On The Border Cafes, Inc. ("On The Border") and Northwest Restaurants Joint Venture ("NRJV") for all periods presented (see Note 2).

      Effective July 1, 1993, Brinker adopted a 52 week fiscal year ending on the last Wednesday in June. Most retailing and restaurant companies operate on an accounting calendar that is measured in weeks rather than months. Thus, a normal fiscal year only contains 364 days. Every fifth or sixth year, lost days are recaptured by having a 53 week fiscal year. This change enhances Brinker's ability to measure comparative operating results. The impact of this change was not significant. Fiscal years 1994, 1993, and 1992 ended June 29, 1994, June 30, 1993, and June 30,
      1992, respectively.

      Certain amounts in the fiscal 1993 consolidated financial statements have been reclassified to conform with the fiscal 1994 presentation.

      (b)   Cash and Cash Equivalents

      Brinker's policy is to invest cash in excess of operating requirements in income-producing investments. Cash invested in instruments with maturities of three months or less at the time of investment is reflected as cash equivalents. Cash equivalents of $110,000 and $11,142,000 at June 29, 1994 and June 30, 1993, respectively, consist primarily of money market funds, short-term municipal funds, and commercial paper. The carrying value of these instruments approximates market value due to their short-term maturities.

      (c)   Inventories

      Inventories, which consist of food, beverages, and supplies, are stated at the lower of cost (first-in, first-out method) or market.

      (d)   Property and Equipment

      Buildings and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets, which range from 5 to 20 years.

      Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years.

      (e)   Capitalized Interest

      Interest costs capitalized during the construction period of restaurants were approximately $690,000, $800,000, and $1,300,000 during fiscal 1994, 1993, and 1992, respectively.

      (f)   Preopening Costs

      Capitalized preopening costs include the direct and incremental costs typically associated with the opening of a new restaurant which primarily consist of costs incurred to develop new restaurant management teams, travel and lodging for both the training and opening unit management teams, and the food, beverage, and supplies costs incurred to perform role play testing of all equipment, concept systems, and recipes. Effective July 1, 1993, Brinker prospectively revised its policy for capitalizing and amortizing preopening costs associated with the opening of new restaurant sites. The amortization period was reduced from 24 months to 12 months. The impact of the change in accounting policy did not have a material impact on Brinker's consolidated financial statements.

      (g)   Stock Options

      Proceeds from the exercise of common stock options issued to officers, directors, key employees, and certain non-employees under Brinker's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

      (h)   Net Income Per Share

      Both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the fiscal year increased by common equivalent shares (stock options) determined using the treasury stock method. Primary weighted average equivalent shares are determined based on the average market price exceeding the exercise price of the stock options. Fully diluted weighted average equivalent shares are determined based on the higher of the average or ending market price exceeding the exercise price of the stock options.

2.    BUSINESS COMBINATIONS

      On June 30, 1993, Brinker acquired the remaining 50% interest in its three unit Spageddies Italian Kitchen restaurant concept ("Spageddies") from its joint venture partner in exchange for 205,716 shares of Brinker's common stock. The acquisition was accounted for as a pooling of interests, and accordingly, Brinker's 1993 consolidated financial statements include the accounts and operations of Spageddies since the commencement of its operations in July 1992.

      On October 7, 1993, Brinker acquired the assets of a franchisee, which operated four Chili's restaurants in Pennsylvania and Ohio, for approximately $8,165,000 in cash. The acquisition was accounted for as a purchase. Goodwill of approximately $6,941,000, representing the excess of cost over the fair value of the assets acquired, was recorded in connection with the acquisition and is included in other assets. Goodwill is being amortized on a straight-line basis over 30 years. The operations of the restaurants are included in Brinker's consolidated results of operations from the date of acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

      On May 18, 1994, Brinker consummated a merger agreement with On The Border, pursuant to which Brinker acquired a 100% ownership interest in On The Border. Under the terms of the merger agreement, 3,767,711 fully diluted shares of On The Border common stock were converted to 1,239,130 shares of Brinker common stock (approximately 0.3 for 1 exchange). On The Border's operations included fourteen company-operated and seven franchised casual dining Tex-Mex theme restaurants. This acquisition was accounted for as a pooling of interests.

      On May 25, 1994, Brinker acquired the remaining 50% interest in NRJV from its joint venture partner in exchange for 256,576 shares of Brinker common stock. NRJV owned and operated nine Chili's restaurants in California and Nevada. This acquisition was accounted for as a pooling of interests.

      Revenues, net income (loss), primary net income (loss) per share, and fully diluted net income (loss) per share for the period ended May 4, 1994, fiscal 1993, and fiscal 1992 are presented below for Brinker, On The Border, and NRJV on a separate and combined basis (in thousands, except per share amounts):

                                 Period Ended May 4   Year Ended June 30
                                      1994 (1)          1993      1992
                                   (Unaudited)
      Revenues:
        Brinker                     $684,901         $652,943   $519,260
        On The Border                 28,169           25,615     21,765
        NRJV                          19,634           22,755     24,143
        Pro forma adjustments         (2,573)          (3,917)    (2,807)
         Combined                   $730,131         $697,396   $562,361

      Net income (loss):
        Brinker                     $ 53,722         $ 48,933   $ 35,712
        On The Border                 (4,234)             970        (20)
        NRJV                           2,135            4,020      2,119
        Pro forma adjustments           (749)          (3,000)    (1,786)
          Combined                  $ 50,874         $ 50,923   $ 36,025

      Primary and fully diluted
      net income (loss) per share:
        Brinker                     $   0.72         $   0.67   $   0.50
        On The Border                  (0.06)            0.01       0.00
        NRJV                            0.03             0.06       0.02
        Pro forma adjustments          (0.01)           (0.04)     (0.02)
          Combined                  $   0.68         $   0.70   $   0.50

      (1) On The Border amounts are based on financial results through April 25, 1994.

      Pro forma adjustments represent the elimination of royalty fees, franchise fees, development fees, accounting fees, and management fees charged to NRJV by Brinker, and the elimination of Brinker's investment in NRJV including partnership distributions and equity income. In addition, a pro forma adjustment was made in fiscal 1994 to reinstate an On The Border deferred income tax asset of approximately $1,024,000 which was not recognized on an On The Border stand-alone basis due to the uncertainty of On The Border's ability to utilize the asset against future earnings.

      Merger expenses of $1,949,000 incurred in fiscal 1994 related to the acquisition of On The Border are reported separately to reflect the impact of nonrecurring charges. These costs primarily relate to consulting fees, legal fees, and severance costs.

3.    INVESTMENTS

      Brinker adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, effective June 29, 1994. Under SFAS No. 115, debt and equity securities are classified into three categories: trading, available-for-sale, and held-to-maturity. Trading securities represent debt and equity securities held for a very short period with the intent on making a profit on the difference between retail versus dealer prices. Held-to-maturity securities represent debt securities that a company has the intent and ability to hold to maturity. Available-for-sale securities represent debt and equity securities that can not be classified as trading or held-to-maturity.

      As of June 29, 1994, Brinker's investment portfolio consists entirely of equity securities classified as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

      Brinker's investment position at June 29, 1994 and June 30, 1993 is as follows (in thousands):

                                                  1994           1993

      Cost                                      $45,680        $28,693
      Gross unrealized holding gains                 66            917
      Gross unrealized holding losses              (507)           (34)
           Fair value                           $45,239        $29,576

      Realized gains and realized losses are determined on a specific identification basis. Realized gains and realized losses from investment transactions were $1,871,000 and $1,400,000 (including $1,072,000 of realized losses resulting from recognition of a permanent decline in market value for certain securities) during fiscal 1994, $2,137,000 and $558,000 during fiscal 1993, and $965,000 and $950,000 during fiscal 1992. Dividend and interest income during fiscal 1994, 1993, and 1992 was $3,624,000, $2,800,000, and $3,200,000, respectively.
      Realized gains and realized losses as well as dividend and interest income are included in other, net.

4.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                            1994           1993

      Insurance                           $16,956        $10,651
      Payroll                              13,810         11,171
      Profit sharing                        6,259          5,630
      Property tax                          6,023          3,948
      Sales tax                             4,843          4,324
      Other                                 9,987         10,236
                                          $57,878        $45,960

5.    CREDIT FACILITIES

      Brinker has available credit facilities aggregating $41.2 million at June 29, 1994. These credit facilities bear interest based upon the lower of the banks' "Base" or prime rate plus 1%, CD rates, or Eurodollar rates, and expire through fiscal 1995. Commitment fees related to these credit facilities were not material.

6.    SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

      Prior to its acquisition by Brinker, On The Border completed the private placement of $1,200,000 of senior subordinated convertible debentures ("debentures") on March 10, 1992. The debentures bear interest at 8.5% per annum and are payable semi-annually. If not previously converted, Brinker will be required to redeem $300,000 of debentures on each of January 15, 1996, 1997, 1998, and December 31, 1998. The debentures may be converted into Brinker common stock at a rate of $24.32 per share by the holders at any time and may be prepaid at the election of Brinker.

7.    INCOME TAXES

      Brinker adopted Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"), "Accounting for Income Taxes", in fiscal 1988. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", in February 1992. SFAS No. 109, which supersedes SFAS No. 96, retained the asset and liability approach for financial accounting and reporting for income taxes as in SFAS No. 96, but reduced the complexity of SFAS No. 96 and changed the criteria for recognition and measurement of deferred tax assets. Effective July 1, 1993, Brinker adopted SFAS No. 109 without restatement of prior periods and the impact on Brinker's consolidated financial statements was not material.

      The provision for income taxes consists of the following (in thousands):

                                                1994         1993       1992
      Current income tax expense:
        Federal                               $32,120      $29,335    $13,445
        State                                   3,980        3,501      1,769

      Total current income tax expense         36,100       32,836     15,214

      Deferred income tax expense (benefit):
        Federal                                (1,935)      (5,551)     3,002
        State                                    (333)        (202)       620

      Total deferred income tax expense
        (benefit):                             (2,268)      (5,753)     3,622
                                              $33,832      $27,083    $18,836

      A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate of 35% in fiscal 1994 and 34% in fiscal 1993 and 1992 to income before provision for income taxes follows (in thousands):

                                                1994         1993       1992

      Income tax expense at statutory rate    $33,403      $26,522    $18,653
      Targeted jobs tax credit                   (709)        (588)      (919)
      FICA tax credit                          (1,097)         ---        ---
      Foreign tax credit                          (55)         (50)       (31)
      Net investment activities                  (870)      (1,094)      (650)
      State income taxes                        2,228        2,177      1,577
      Other                                       932          116        206
                                              $33,832      $27,083    $18,836

      The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities as
      determined   under  SFAS  No. 109  as  of  June  29,  1994  follows  (in thousands):

      Deferred income tax assets:

        Insurance reserves                          $10,399
        Leasing transactions                          2,004
        Net operating loss carryforwards              2,255
        Other, net                                    4,509
          Total deferred income tax assets           19,167

     Deferred income tax liabilities:

       Depreciation and capitalized interest
         on property and equipment                   16,116
       Preopening costs amortization                  5,670
       Prepaid expenses                                 480
       Other, net                                     4,389
         Total deferred income tax liabilities       26,655
         Net deferred income tax liability          $ 7,488

      The income tax effects of temporary differences that give rise to significant portions of deferred income tax (assets) liabilities as determined under SFAS No. 96 as of June 30, 1993 are as follows (in thousands):

       Depreciation and capitalized interest
         on property and equipment                  $13,269
       Insurance reserves                            (6,948)
       Preopening costs amortization                  5,796
       Leasing transactions                          (1,898)
       Net operating loss carryforwards                (398)
       Other, net                                       (65)
         Net deferred income tax liability          $ 9,756

      At June 29, 1994, Brinker has available net operating loss carryforwards for Federal income tax purposes of $5,981,000 (arising from the On The Border merger), which are available to offset future Federal taxable income through fiscal 2008.

      The Omnibus Budget Reconciliation Act, enacted in August 1993, mandated certain changes in Federal income tax laws, which among other items, included an increase in the statutory Federal corporate income tax rate from 34% to 35%, retroactive to January 1993, reinstatement of the targeted jobs tax credit, retroactive to January 1993, and a tax credit for FICA taxes paid on tips, effective January 1994. These changes did not have a material impact on Brinker's fiscal 1994 and 1993 effective income tax rate or the consolidated financial statements.

8.    STOCK OPTION PLANS

      (a)   1983 and 1992 Employee Incentive Stock Option Plans

      In accordance with the Incentive Stock Option Plans adopted in October 1983 and November 1992, options to purchase approximately 16.3 million shares of Brinker's common stock may be granted to officers, directors, and key employees. Options are granted at market value on the date of grant, are exercisable beginning one year from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under these plans range from $1.27 to $26.83.

      Transactions during fiscal 1994, 1993, and 1992 were as follows (in thousands, except option prices):

                                                  1994       1993       1992

      Options outstanding at beginning of year   6,284      6,498      6,318
      Granted                                    1,474      1,539      1,277
      Exercised                                   (771)    (1,562)      (944)
      Canceled                                     (90)      (191)      (153)
      Options outstanding at end of year         6,897      6,284      6,498

      Option price range for options
        granted during the year                 $20.38     $18.95     $11.22
                                                   to         to         to
                                                $26.83     $19.33     $14.55

      Options exercisable at end of year         3,282      2,702      3,059

      Options available for grant
        at end of year                           2,321      3,705      1,677

      (b)   1984 Non-Qualified Stock Option Plan

      In accordance with the Non-Qualified Stock Option Plan adopted in December 1984, options to purchase approximately 5.0 million shares of Brinker's common stock were authorized for grant. Options were granted at market value on the date of grant, are exercisable beginning one year from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under this plan range from $.35 to $5.30.

      On November 30, 1989, the Non-Qualified Stock Option Plan was terminated. Consequently, no options were granted subsequent to fiscal 1990. Options granted prior to the termination of this plan remain exercisable through June 1999.

      Transactions during fiscal 1994, 1993, and 1992 were as follows (in thousands):

                                                  1994       1993       1992

      Options outstanding at beginning of year     858      2,741      2,871
      Exercised                                   (309)    (1,871)      (127)
      Canceled                                     ---        (12)        (3)
      Options outstanding at end of year           549        858      2,741

      Options exercisable at end of year           549        858      2,741

      (c)   1991 Non-Employee Stock Option Plan

      In accordance with the Stock Option Plan for Non-Employee Directors and Consultants adopted in May 1991, options to purchase 337,500 shares of Brinker's common stock were authorized for grant. Options are granted at market value on the date of grant, are exercisable beginning two years from the date of grant, with a three year vesting period, and expire ten years from the date of grant. Option prices under this plan range from $11.22 to $23.92.

      Transactions during fiscal 1994, 1993, and 1992 were as follows (in thousands, except option prices):

                                                  1994       1993       1992

      Options outstanding at beginning of year     107         80        ---
      Granted                                       18         27         80
      Exercised                                     (3)       ---        ---
      Options outstanding at end of year           122        107         80

      Option price for options granted
        during the year                         $23.92     $14.67     $11.22

      Options exercisable at end of year            36        ---        ---

      Options available for grant
        at end of year                             213        231        258

      (d)   On The Border 1989 Stock Option Plan

      In accordance with the Stock Option Plan for On The Border employees and consultants, options to purchase 550,000 shares of On The Border's pre-acquisition common stock were authorized for grant. Options were granted at market value on the date of grant, were exercisable in installments, and expired three to five years from date of grant. Effective May 18, 1994, the 376,000 unexercised On The Border stock options became exercisable immediately in accordance with the Stock Option Plan's change in control clause (see Note 2) and were converted to approximately 124,000 Brinker stock options. These options are outstanding at June 29, 1994 and are exercisable at prices ranging from $17.48 to $24.32.

9.    LEASES

      (a)   Capital Leases

      Brinker leases certain buildings under various leases which are classified as capital leases. The asset value of $7,900,000 at June 29, 1994 and at June 30, 1993, and the related accumulated amortization of $5,100,000 and $4,800,000 at June 29, 1994 and June 30, 1993,
      respectively, are included in property and equipment.

      (b)   Operating Leases

      Brinker leases restaurant facilities and certain equipment under operating leases having terms expiring at various dates through fiscal 2022. The restaurant leases have renewal clauses of 5 to 30 years at the option of Brinker and have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 1994, 1993, and 1992 was $31,700,000, $27,400,000, and
      $24,900,000, respectively. Contingent rent included in rent expense for fiscal 1994, 1993, and 1992 was $2,800,000, $2,500,000, and $1,900,000,
      respectively.

      (c)   Commitments

      At June 29, 1994, future minimum lease payments on capital and operating leases were as follows (in thousands):

            Fiscal Year                      Capital Leases   Operating Leases

            1995                                $  965           $ 26,724
            1996                                   955             26,577
            1997                                   949             26,390
            1998                                   771             25,938
            1999                                   657             25,355
            Thereafter                           2,881            186,927

              Total minimum lease payments       7,178           $317,911
              Imputed interest
                (average rate of 11.5%)          2,213

              Present value of
                minimum payments                 4,965
              Less current installments            501
              Capital lease obligations         $4,464

      In July 1993, Brinker entered into operating lease agreements with unaffiliated groups to begin leasing certain restaurant sites. These unaffiliated groups have committed to make available up to $30,000,000 for the development of restaurants to be leased by Brinker for up to 5 years. The agreements with these groups expire in fiscal 1998, and do not provide for renewal. Upon expiration, Brinker may either purchase the properties or allow the lessor to sell the restaurants to an unrelated party and guarantee the residual value of approximately $25,500,000. At June 29, 1994, $12,400,000 of this financing facility had been utilized.

      At June 29, 1994, Brinker had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition to a base rent, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Classification of these leases as capital or operating has not been determined as construction of the leased properties has not been completed.

10.   SAVINGS PLANS

      Effective  January 1,  1993,  Brinker established  the  Brinker  Savings
      Plan I ("Plan I"), a qualified defined contribution retirement plan covering salaried employees who have completed one year or 1,000 hours of service. Plan I allows eligible employees to defer receipt of up to 20% of their compensation and contribute such amounts to various investment funds. Brinker matches 25% of the first 5% an employee contributes with Brinker common stock. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of eligibility since plan inception. In fiscal 1994 and 1993, Brinker contributed approximately $345,000 (representing 11,666 shares of Brinker common stock) and $173,000 (representing 8,162 shares of Brinker common stock), respectively, and incurred approximately $116,000 and $48,000 in administrative fees, respectively.

      Effective January 1, 1993, Brinker established the Brinker Savings Plan II ("Plan II"), a non-qualified defined contribution retirement plan covering highly compensated employees, as defined in the plan. Plan II allows eligible employees to defer receipt of up to 20% of their base compensation and 100% of their eligible bonuses, as defined in the plan, and contribute such amounts to various investment funds. Brinker matches 25% of the first 5% a non-officer contributes with Brinker common stock while officers' contributions are matched at the same rate with cash. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of employment since plan inception. In fiscal 1994 and 1993, Brinker contributed approximately $231,000 (of which approximately $175,000 was used to purchase 7,096 shares of Brinker common stock) and $69,000 (of which approximately $49,000 was used to purchase 2,373 shares of Brinker common stock), respectively, and incurred approximately $116,000 and $48,000 in administrative fees, respectively. Brinker has a Rabbi Trust to fund Plan II obligations. As of June 29, 1994 and June 30, 1993, assets of the trust aggregated approximately $2,599,000 and $566,000, respectively, and are included in other assets. The aggregate market value of these assets at June 29, 1994 and June 30, 1993 approximated aggregate cost.

11.   LAWSUIT SETTLEMENT AND CONTINGENCIES

      On March 13, 1993, certain officers of On The Border and various family members were involved in an airplane accident. In fiscal 1994, the claim was settled for approximately $2,248,000 and On The Border was released from further liability.

      Brinker  is  engaged  in  various  legal  proceedings  and  has  certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of Brinker, based upon consultation with legal counsel, is of the opinion that there are not matters pending or threatened which are expected to have a material adverse effect on Brinker's consolidated financial condition or results of operations.

12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following summarizes the unaudited consolidated quarterly results of operations for fiscal 1994 and 1993.

      (in thousands, except per share amounts)

                                                  Fiscal 1994
                                                Quarters Ended
                                    Sept. 29   Dec. 29    March 30   June 29

    Revenues                       $205,368   $212,196   $224,508   $236,401
    Income Before Provision
      for Income Taxes               22,771     20,024     24,818     27,825
    Net Income                       14,758     12,995     15,966     17,887
    Primary Net Income Per Share       0.20       0.17       0.21       0.24
    Primary Weighted Average
      Shares Outstanding             74,148     74,682     74,824     74,512



                                                  Fiscal 1993
                                                Quarters Ended
                                    Sept. 30   Dec. 31    March 31   June 30

    Revenues                       $161,336   $163,097   $175,286   $197,677
    Income Before Provision
      for Income Taxes               17,524     16,457     20,321     23,704
    Net Income                       11,777     10,789     13,077     15,280
    Primary Net Income Per Share       0.16       0.15       0.18       0.21
    Primary Weighted Average
      Shares Outstanding             71,912     72,383     73,167     73,606

Amounts differ from those previously reported to reflect the fiscal 1994 acquisitions accounted for as poolings of interest as discussed in Note 2.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Brinker International, Inc.:


We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries ("the Company") as of June 29, 1994 and June 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brinker International, Inc. and subsidiaries as of June 29, 1994 and June 30, 1993, and the results of their operations and cash flows for each of the years in the three-year period ended June 29, 1994, in conformity with generally accepted accounting principles.





                                             KPMG Peat Marwick LLP



Dallas, Texas
July 29, 1994
                                  EXHIBIT 21


              BRINKER INTERNATIONAL, INC., A DELAWARE CORPORATION

                                 SUBSIDIARIES


REGISTRANT has other wholly-owned subsidiaries not shown herein, all of which operate full-service restaurants in various locations throughout the United States.

ON THE BORDER  CAFES, INC., a Texas corporation,  is a wholly-owned subsidiary
of Registrant.   ON THE BORDER CAFES, INC. has other wholly-owned subsidiaries not shown herein.

BRINKER  RESTAURANT CORPORATION,  a  Delaware corporation,  is a  wholly-owned
subsidiary  of Registrant.   BRINKER RESTAURANT CORPORATION  has other wholly-
owned subsidiaries not shown herein.

      BRINKER SPAGEDDIES CORPORATION, a Delaware corporation (a wholly-owned subsidiary of Brinker Restaurant Corporation)

      CHILI'S BEVERAGE COMPANY, INC., a Texas corporation (an indirect wholly-owned subsidiary of Brinker Restaurant Corporation)

      GRADY'S, INC., a Tennessee corporation (a wholly-owned subsidiary of Brinker Restaurant Corporation)

      MODERNAGE, INC., a Delaware corporation (a wholly-owned subsidiary of Brinker Restaurant Corporation)

      ROMANO'S MACARONI GRILL, INC., a Texas corporation (a wholly-owned subsidiary of Brinker Restaurant Corporation)

      BRINKER TEXAS, L.P., a Texas limited partnership (an indirect wholly-owned subsidiary of Brinker Restaurant Corporation)
                                  EXHIBIT 23


                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Brinker International, Inc.:


We consent to incorporation by reference in the Registration Statement No. 33-61594 on Form S-8, No. 33-52705 on Form S-4 and No. 33-67318, No. 33-55181
and No. 33-53965 on Form S-3 of Brinker International, Inc. and subsidiaries of our reports dated July 29, 1994, relating to the consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 29, 1994 and June 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended June 29, 1994, which reports appear or are incorporated by reference in the June 29, 1994 annual report on Form 10-K of Brinker International, Inc. and subsidiaries.



                                      KPMG Peat Marwick LLP

Dallas, Texas
September 27, 1994
                                  EXHIBIT 27

                            FINANCIAL DATA SCHEDULE



                          [Filed With EDGAR Version]

                                  EXHIBIT 99

                         PROXY STATEMENT OF REGISTRANT
                           DATED SEPTEMBER 29, 1994



                       DIRECTORS AND EXECUTIVE OFFICERS

      A brief description of each person nominated to become a director of the Company is provided below. All nominees are currently serving as directors of the Company, each having been elected at the last annual meeting of the Company's shareholders held on November 4, 1993, except James E. Oesterreicher and Frederick S. Humphries, both of whom were appointed to the Board of Directors on May 3, 1994.

      Norman E. Brinker, 63, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1983, except for the period from January 27, 1993 to May 4, 1993. During this time period, Mr. Brinker was incapacitated due to an injury, and until his recovery the positions of Chairman and CEO were held by Ronald A. McDougall. Mr. Brinker is a member of the Executive and Nominating Committees of the Company. Mr. Brinker was the founder of S & A Restaurant Corp. (which was acquired by The Pillsbury Company in June 1976), the developer and operator of Steak and Ale Restaurants and Bennigan's Taverns, having served as its President from February 1966 through May 1977 and as its Chairman of the Board of Directors and Chief Executive Officer from May 1977 through July 1983. From June 1982 through July 1983, Mr. Brinker served as Chairman of the Board of Directors and Chief Executive Officer of Burger King Corporation, while simultaneously occupying the position of President of The Pillsbury Company Restaurant Group. Mr. Brinker currently serves as a member of the Board of Directors of Haggar Apparel Company.

      F. Lane Cardwell, Jr., 42, was elected Executive Vice President - Strategic Development in June 1992, having formerly held the position of
Senior Vice President - Strategic Development since December 1990. Mr. Cardwell joined the Company as Vice President - Strategic Development in August 1988, having been previously employed by S & A Restaurant Corp. from November 1978 to August 1988, during which time he served as Vice President - Strategic Planning and Senior Vice President - Strategic Planning. Mr. Cardwell has served as a member of the Board of Directors of the Company since September 1991 and is a member of the Executive Committee of the Company.

      Creed L. Ford, III, 41, joined the Company's predecessor in September 1976 as an Assistant Manager and was promoted to the position of Restaurant General Manager in March 1977. In September 1978, Mr. Ford became Director of Operations of the Company. He was elected Vice President - Operations of the Company in October 1983, Senior Vice President - Operations in November 1984, and Executive Vice President - Operations in April 1986. Mr. Ford has served as a member of the Board of Directors of the Company since April 1985 and is a member of the Executive Committee of the Company.

      Ronald A.  McDougall,  52, was  elected  President  and Chief  Operating
Officer of the Company in April 1986 having formerly held the office of Executive Vice President - Marketing and Strategic Development of the Company since September 1983. During the period January 27, 1993 to May 4, 1993, Mr. McDougall served as Chairman and CEO. Mr. McDougall is a member of the Executive and Nominating Committees of the Company. From March 1974 through June 1982, Mr. McDougall was employed by S & A Restaurant Corp. in several management positions, including Senior Vice President of Marketing and Strategic Development and a director. During the last six months of 1982, he was Executive Vice President of 1330 Corporation, a publishing firm. From January 1983 to July 1983, he held the position of Vice President - Marketing of Burger King Corporation. Mr. McDougall has served as a member of the Board of Directors of the Company since September 1983.

      Debra L. Smithart, 40, joined the Company as Assistant Controller in June 1985. In February 1986 she was promoted to the position of Controller and served in this capacity until December 1988 when she was elected Vice President -Controller. In March 1991, Ms. Smithart was promoted to Vice President - Finance and held this position until September 1991 when she was promoted to Executive Vice President - Chief Financial Officer. Prior to joining the Company, Ms. Smithart worked in various financial/accounting capacities in the public accounting, oil & gas, real estate, and manufacturing industries. Ms. Smithart has served as a member of the Board of Directors of the Company since September 1991 and is a member of the Executive and Nominating Committees of the Company.

      Roger F. Thomson, 45, joined the Company as Senior Vice President, General Counsel and Secretary in April 1993 and was promoted to Executive Vice President, General Counsel and Secretary in March 1994. From 1988 until April 1993, Mr. Thomson served as Senior Vice President, General Counsel and Secretary for Burger King Corporation. Prior to 1988, Mr. Thomson spent ten years at S & A Restaurant Corp. where he was Executive Vice President, General Counsel and Secretary. Mr. Thomson has served as a member of the Board of Directors of the Company since September 1993.

      Jack W. Evans, 72, is currently President of Jack Evans Investments, Inc. Mr. Evans is a member of the Nominating Committee and Compensation Committee of the Company and has served as a member of the Company's Board of Directors since September 1983. He served as Chairman, Chief Executive Officer and President of Cullum Companies, Inc., a retail food and drugstore chain from 1977 to 1990. He served as Mayor of the City of Dallas from May 1981 to May 1983. He is also a director of Texas Utilities Corporation, Randall's-Tom Thumb, First Bank, and Morning Star Group.

      Rae F. Evans, 46, is currently Vice President, National Affairs of Hallmark Cards, Inc. and has held such position since February 1982. Ms. Evans is a member of the Nominating Committee and Audit Committee of the Company and has served as a member of the Board of Directors of the Company since January 1990. She is a member of the Business-Government Relations Council and is a past president of the organization. She is a member of the Executive Committee of the National Women's Economic Alliance, the Washington Federal City Council, National Women's Forum and the Catalyst Board of Advisors. Additionally, she is the founder of Women at the Top, a speakers bureau of Washington women and is an active guest speaker on government issues in Washington. Ms. Evans was recently appointed to the Board of Directors of Haggar Apparel Company.

      J. M. Haggar, Jr., 69, was elected as Chairman of the Board of Directors of Haggar Apparel Company, a clothing manufacturer, in April 1991. He previously held the positions of President and Chief Executive Officer of Haggar Apparel Company from 1971 and 1985, respectively. He is also a director of ENSERCH Corporation. Mr. Haggar is a member of the Audit Committee of the Company and has served as a member of the Company's Board of Directors since April 1985.

      J. Ira Harris, 56, is a Senior Partner with Lazard Freres & Co., an investment banking firm, having held such position since joining the firm in January 1988. Mr. Harris has served as a member of the Board of Directors of the Company since September 1993 and is a member of the Compensation Committee of the Company. He was previously a General Partner of Salomon Brothers and served as a member of its Executive Committee from 1978 to 1983. He also served as a Director of Phibro-Salomon. Mr. Harris serves as a Director for various entities including Manpower, Inc. and Caremark International, Inc. He is also Trustee of Northwestern University.

      Frederick S. Humphries, 58, is the President of Florida A&M University in Tallahassee, Florida having held this position since 1985. Prior to joining Florida A&M University, Dr. Humphries was President of Tennessee State University in Nashville for over 11 years. Dr. Humphries serves as Chairman of the State Board of Education Advisory Committee on the Education of Blacks in Florida and is Chairman of the Board of Regents, Five-Year Working Group for Agriculture, State University System of Florida in addition to being involved in various civic and community activities. He is also a member of the Board of Directors of Barnett Bank and Wal-Mart, Inc.

      Ray L. Hunt, 51, is currently Chief Executive Officer and Chairman of the Board of Directors of Hunt Oil Company, having held such positions since 1975. He is also President and Chairman of the Board of Directors of Hunt Consolidated, Inc. and RRH Corporation. Mr. Hunt serves as a director of Dresser Industries, Inc. Mr. Hunt has served as a member of the Board of Directors of the Company since December 1983 and is a member of the Compensation Committee and the Nominating Committee of the Company.

      James E. Oesterreicher, 53, is the President of JCPenney Stores and Catalog, having been elected to this position in 1992. Mr. Oesterreicher has been with J.C. Penney Company, Inc. since 1964 where he started as a management trainee. He serves as a Director for various entities, including Presbyterian Hospital of Plano, Circle Ten Council, Boy Scouts of America, and National 4-H Council. He also serves as an advisory board member for the Center for Retailing, Education and Research at the University of Florida.

      William F. Regas, 65, co-founded, in 1982, Grady's, Inc. ("Grady's"), a Tennessee corporation and a wholly-owned subsidiary of the Company, and served as its Chairman of the Board from 1982 to 1989. Mr. Regas is currently Co-Chairman of Grady's Board of Directors. Mr. Regas has been active in the National Restaurant Association, having served as its President from 1980 to 1981. Mr. Regas has served as Chairman of the Board of Directors of Regas Brothers, Inc. since 1952, and is also a general partner of Regas Real Estate Company. He serves as a member of the Audit Committee of the Company and has served on the Company's Board of Directors since October 1989.

      Roger T. Staubach, 52, has been Chairman of the Board and Chief Executive Officer of The Staubach Company, a national real estate company specializing in tenant representation, since 1982. He has served as a member of the Board of Directors of the Company since May 1993 and is a member of the Executive, Nominating and Compensation Committees of the Company. Mr. Staubach is a 1965 graduate of the U.S. Naval Academy and served four years in the Navy as an officer. In 1968, he joined the Dallas Cowboys professional football team as quarterback and was elected to the National Football League Hall of Fame in 1985. He currently serves on the Board of Directors of Halliburton Company, Gibson Greetings, Inc., First USA, Inc., Life Partners Group and Columbus Realty Trust and is active in numerous civic, charity and professional organizations.

Executive Officers of the Company

      The following persons are executive officers of the Company who do not serve on the Company's Board of Directors:

      Douglas H. Brooks, 41, joined the Company as an Assistant Manager in February 1978 and was promoted to General Manager in April 1978. In March 1979, Mr. Brooks was promoted to Area Supervisor and in May 1982 to Regional Director. He was again promoted in March 1987 to Senior Vice President-Central Region Operations and to the position of Concept Head and Senior Vice President-Chili's Operations in June 1992. Mr. Brooks was promoted to his current position of Senior Vice President and Chili's Concept President in June 1994. Prior to joining the Company, Mr. Brooks helped manage the first two Luther's Barbecue units.

      Richard L. Federico, 40, joined the Company as Director of Operations for Grady's in February 1989. Upon the Company's acquisition of Romano's Macaroni Grill in November 1989, Mr. Federico became the Concept Head of this new restaurant group. He was promoted to Vice President-Romano's Macaroni Grill Operations in December 1990 and in June 1992 was promoted to Concept Head and Senior Vice President-Macaroni Grill Operations. In February 1994, Mr. Federico assumed responsibility for the operations of Spageddies Italian Kitchen and was promoted to his current position as Senior Vice President and Italian Concept President in June 1994. Prior to joining the Company, Mr. Federico worked in various management capacities with S&A Restaurant Corp. and Houston's Restaurants and was a co-founder of Grady's Goodtimes, predecessor to Grady's American Grill.

      John C. Miller, 39, joined the Company as Vice President-Special Concepts in September 1987. In October 1988, he was elected Vice President-Joint Venture/Franchise and served in this capacity until August 1993 when he was promoted to Senior Vice President-New Concept Development. In May 1994, Mr. Miller assumed responsibility for the operations of On The Border Cafes and was promoted to his current position as Senior Vice President-Mexican Concepts in September 1994. Mr. Miller worked in various capacities with the Taco Bueno Division of Unigate Restaurants prior to joining the Company.

      Arthur J. DeAngelis, 40, has worked with the Company through one of its franchise groups as a manager and later as an area director since 1984. In 1991, Mr. DeAngelis joined the Company under the Grady's American Grill concept and in June 1991 was promoted to Vice President-Operations. Mr. DeAngelis was promoted to his recent position of Senior Vice President-Grady's American Grill Concept Head in June 1994. Mr. DeAngelis began his restaurant career with S&A Restaurant Corp. in 1976 prior to joining the Company.

Committees of the Board of Directors

      The Board of Directors of the Company has established an Executive Committee, Audit Committee, Compensation Committee and Nominating Committee. The Executive Committee (along with Ms. Smithart, comprised of Messrs. Brinker, McDougall, Ford, Cardwell and Staubach) has authority to act for the Board on most matters during the intervals between Board meetings.

      All of the members of the Audit and Compensation Committees are directors independent of management who are not and never have been officers or employees of the Company. The Audit Committee is currently comprised of Ms. Evans and Messrs. Haggar and Regas and the Committee met once during the fiscal year. Included among the functions performed by the Audit Committee are: the review with independent auditors of the scope of the audit and the results of the annual audit by the independent auditors; consideration and recommendation to the Board of the selection of the independent auditors for the next year; the review with management and the independent auditors of the annual financial statements of the Company; and the review of the scope and adequacy of internal audit activities.

      The Compensation Committee is currently comprised of Messrs. Evans, Hunt, Harris and Staubach and it met three (3) times during the fiscal year. Functions performed by the Compensation Committee include: ensuring the effectiveness of senior management and management continuity, ensuring the reasonableness and appropriateness of senior management compensation arrangements and levels, the adoption, amendment and administration of stock-based incentive plans (subject to shareholder approval where required), management of the various stock option plans of the Company, approval of the total number of available shares to be used each year in stock-based plans, approval of the adoption and amendment of significant compensation plans and approval of all compensation actions for officers, particularly at and above the level of executive vice president. The specific nature of the Committee's responsibilities as it relates to executive officers are set forth below under "Report of the Compensation Committee."

      The purpose of the Nominating Committee, created in September 1993, is to recommend to the Board of Directors potential non-employee members to be added as new or replacement members to the Board of Directors. The Nominating Committee met once during the fiscal year and is composed of Messrs. Brinker, Evans, Hunt, McDougall and Staubach and Ms. Smithart and Ms. Evans.

      For purposes of determining whether non-employee directors will be nominated for reelection to the Board of Directors, the non-employee directors have been divided into four classes. Each non-employee director will continue to be subject to reelection by the shareholders of the Company each year. However, after a non-employee director has served on the Board of Directors for four years, such director shall be deemed to have been advised by the Nominating Committee that he or she will not stand for reelection at the subsequent annual meeting of shareholders and shall be considered a "Retiring Director". Notwithstanding this policy, the Nominating Committee may determine that it is appropriate to renominate any or all of the Retiring
Directors after first considering the appropriateness of nominating new candidates for election to the Board of Directors. The four classes of non-employee directors are as follows: Messrs. Hunt and Regas comprise Class 2 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1995 fiscal year. Mr. Haggar comprises Class 3 and will be considered a Retiring Director as of the annual meeting of shareholders following the end of the 1996 fiscal year. Messrs. Harris and Staubach comprise Class 4 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1997 fiscal year. Messrs. Evans, Humphries, and Oesterreicher and Ms. Evans comprise Class 1 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1998 fiscal year.

Directors Compensation

      Directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors attended and $1,000 for each meeting of any committee of the Board of Directors attended (unless such committee meeting is held in conjunction with a meeting of the Board of Directors, in which event compensation for attending the committee meeting will be $750). The Company also reimburses directors for costs incurred by them in attending meetings of the Board.

      Directors who are not employees of the Company receive grants of stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants. Each such director receives 2,000 stock options annually. If the shareholders of the Company approve the amendment described under "Amendment of Stock Option Plans-1991 Stock Option Plan for Non-Employee Directors and Consultants", new directors who are not employees of the Company will have the option at the beginning of each Director term to receive as additional compensation for serving on the Board of Directors either cash consideration of $30,000 per year during the term such non-employee serves as a director or a one-time grant of 12,000 stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants. If the director is appointed to the Board of Directors at any time other than at an annual meeting of shareholders, such director will make such election at the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders and the director will receive a prorated portion of the annual cash compensation for the period from the date of election or appointment to the Board of Directors until the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders. If the director elects to receive cash, the first payment will be made at such Board of Directors meeting and the following payments will be made on the date of each annual meeting of shareholders thereafter. If the director elects to receive stock options, they will be granted as of the 60th day following such meeting (or if the 60th day is not a business day, on the first business day thereafter). The stock options will be granted at the fair market value on the date of grant. One-third of the options will vest on each of the second, third and fourth anniversaries of the date of grant.

      Current directors who are not employees of the Company are also eligible for additional compensation under this compensation program. Commencing with the meeting of the Board of Directors to be held November 3, 1994, each of the current non-employee directors will have the one-time option to receive as additional compensation for serving on the Board of Directors either $30,000 cash consideration per year during the term such non-employee serves as director or a one-time grant of stock options. The number of stock options received and the vesting period for such options will be prorated as set forth below. The election of a current director to accept the additional compensation in cash or in stock options will be made at such Board of Directors meeting. If the director elects to receive cash, the first payment will be made at such Board of Directors meeting and the following payments will be made on the date of each annual meeting of shareholders thereafter. If a current director elects to receive stock options, they will be granted as of January 3, 1995. The stock options will be granted at the fair market value on the date of grant.

      For purposes of applying this new compensation program to the current non-employee directors of the Company, if any of Messrs. Evans, Humphries, and Oesterreicher or Ms. Evans elect to receive stock options, such director will be granted 12,000 options on January 3, 1995, and one-third of the options will be fully vested on each of January 3, 1997, 1998, and 1999. If either Messrs. Harris or Staubach elect to receive stock options, such director will be granted 9,000 stock options on January 3, 1995, and one-third of the options will be fully vested on each of January 3, 1996, 1997, and 1998. If Mr. Haggar elects to receive stock options, he will be granted 6,000 stock options on January 3, 1995, and one-half of the options will be fully vested on each of January 3, 1996 and 1997. If either of Messrs. Hunt or Regas elect to receive stock options, he will be granted 3,000 stock options on January 3, 1995, and the options will be fully vested on January 3, 1996.

      If a Retiring Director is renominated to serve on the Board of Directors for an additional four-year period, such Retiring Director will be treated as a new director for purposes of determining compensation during such additional four-year period.

      During the year ended June 29, 1994, the Board of Directors held six meetings; all incumbent directors were present at all of the meetings with the exception of Mr. Hunt who was unable to attend two meetings.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

      The following summary compensation table sets forth the annual compensation for the Company's five highest compensated executive officers, including the Chief Executive Officer, whose salary and bonus exceeded $100,000.00 in fiscal 1994.

                                                        Long-Term                 Stock
    Name and                          Profit            Incentive     Total      Options
Principal Position   Year    Salary   Sharing   Other(1)  Payouts   Compensation  Awarded(2)
Norman E. Brinker    1994   $659,135  $706,592  $26,439   $93,940    $1,486,106    202,500
 Chairman of the     1993   $573,708  $753,887  $10,933   $93,940    $1,432,468    225,000
 Board and Chief     1992   $523,792  $360,308  $     0   $75,164    $  959,264    168,750
 Executive Officer

Ronald A. McDougall  1994   $529,327  $567,439  $22,547   $93,940    $1,213,253    202,500
 President and Chief 1993   $444,538  $585,842  $ 5,972   $93,940    $1,130,292    225,000
 Operating Officer   1992   $406,115  $283,009  $   500   $75,164    $  764,788    135,000

Creed L. Ford, III   1994   $343,942  $275,154  $ 7,305   $68,889    $  695,290     56,250
 Executive Vice      1993   $306,692  $309,847  $ 6,082   $68,889    $  691,510     67,500
 President --        1992   $290,146  $169,406  $   500   $50,109    $  510,161     67,500
   Operations

Debra L. Smithart    1994   $232,500  $186,000  $ 5,471   $50,101    $  474,072     56,250
 Executive Vice      1993   $183,309  $186,640  $   500   $31,313    $  401,762     67,500
 President -- Chief  1992   $134,208  $ 30,935  $   500   $25,055    $  190,698     45,000
 Financial Officer

Douglas H. Brooks    1994   $232,884  $135,772  $12,582   $43,839    $  425,077     45,000
 Senior Vice         1993   $206,231  $174,199  $ 2,746   $43,839    $  427,015     38,250
 President-Chili's   1992   $184,280  $ 75,598  $   500   $37,582    $  297,960     38,250
 Grill & Bar
 Operations



(1)   Other compensation represents Company match on deferred compensation, club memberships and dues, tax preparation services and relocation benefits.

(2)   Stock options awarded  have been restated to reflect the March  1994 stock split effected in the form of a 50% stock dividend.

Option Grants During 1994 Fiscal Year

      The following table contains certain information concerning the grant of stock options to the executive officers named in the above compensation table during the Company's last fiscal year:

                               % of Total                              Realizable Value of Assumed
                             Options Granted                           Annual Rates of Stock Price
                   Options    to Employees   Exercise or  Expiration  Appreciation for Option Term
    Name           Granted   in Fiscal Year  Base Price      Date        5%              10%

Norman E. Brinker   15,000                     $26.833    02/04/2004   $  253,127     $  641,473
                   187,500                     $20.375    06/28/2004   $2,402,574     $6,088,594
                   202,500       13.75%                                $2,655,701     $6,730,067

Ronald A. McDougall 15,000                     $26.833    02/04/2004   $  253,127     $  641,473
                   187,500                     $20.375    06/28/2004   $2,402,574     $6,088,594
                   202,500       13.75%                                $2,655,701     $6,730,067

Creed L. Ford, III  11,250                     $26.833    02/04/2004   $  189,845     $  481,105
                    45,000                     $20.375    06/28/2004   $  576,618     $1,461,263
                    56,250        3.82%                                $  766,463     $1,942,368

Debra L. Smithart   11,250                     $26.833    02/04/2004   $  189,845     $  481,105
                    45,000                     $20.375    06/28/2004   $  576,618     $1,461,263
                    56,250        3.82%                                $  766,463     $1,942,368

Douglas H. Brooks    7,500                     $26.833    02/04/2004   $  126,563     $  320,737
                    37,500                     $20.375    06/28/2004   $  480,515     $1,217,719
                    45,000        3.06%                                $  607,078     $1,538,456

Stock Option Exercises and Fiscal Year-End Value Table

      The following table shows stock option exercises by the named officers during the last fiscal year, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options at fiscal year-end. Also reported are the values for "in-the-money" options which represent the position spread between the exercise price of any such existing options and the $21.00 fiscal year-end price of the Company's Common Stock.

                       Shares                                            Value of Unexercised
                      Acquired               Number of Unexercised     In-the-Money Options at
                         On      Value    Options at Fiscal Year End       Fiscal Year End
    Name              Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
Norman E. Brinker           0  $        0   421,875       511,875      $ 4,364,635    $1,036,060
Ronald A. McDougall   150,938   3,312,804   195,000       495,000        1,724,191       927,301
Creed L. Ford, III    225,000   5,806,595   738,144       157,500       11,420,035       358,167
Debra L. Smithart       9,000     191,731    48,938       146,250          442,278       285,661
Douglas H. Brooks      35,972     990,919   337,953       102,375        5,228,379       210,462

Long-Term Executive Profit Sharing Plan and Awards

      Executives of the Company participate in the Long-Term Executive Profit Sharing Plan. See "Report of the Compensation Committee -- Long-Term Incentives" for more information regarding this plan. The following table represents awards granted in the last fiscal year under the Long-Term Executive Profit Sharing Plan.

                       Number of       Estimated Future Payouts
      Name           Units Awarded    Under Non-Stock Based Plans
                                               (Dollars)

                                    Threshold     Target    Maximum

Norman E. Brinker         900        $60,000     $90,000       *
Ronald A. McDougall       900        $60,000     $90,000       *
Creed L. Ford, III        600        $40,000     $60,000       *
Debra L. Smithart         600        $40,000     $60,000       *
Douglas H. Brooks         400        $26,667     $40,000       *



* There is no maximum future payout under the Long-Term Executive Profit Sharing Plan.


                            PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned by the principal shareholders of the Company.

                                           Beneficial Ownership

                                         Number of
Name and Address                           Shares           Percent

Provident Investment Counsel            4,577,115 (1)        6.39%
300 North Lake Avenue
Pasadena, California 91101

IDS Financial Corporation               4,137,950 (2)        5.78%
IDS Tower 10
Minneapolis, Minnesota 55440



      (1)   As  of  September 8,  1994.   Based  on  information contained  in
Schedule 13G dated as of December 31, 1993, as supplemented by subsequent communication.

      (2)    As of  August 31,  1994.    Based  on  information  contained  in
Schedule 13G dated as of December 31, 1993, as supplemented by subsequent communication.

                       SECURITY OWNERSHIP OF MANAGEMENT
                           AND ELECTION OF DIRECTORS

      Fifteen (15) directors are to be elected at the meeting. Each nominee will be elected to hold office until the next annual meeting of the shareholders or until his or her successor is elected and qualified. Proxy holders will not be able to vote the proxies held by them for more than 15 persons. To be elected a director, each nominee must receive a plurality of all of the votes cast at the meeting for the election of directors. Should any nominee become unable or unwilling to accept nomination or election, the proxy holders may vote the proxies for the election, in his or her stead, of any other person the Board of Directors may recommend. All nominees have expressed their intention to serve the entire term for which election is sought. The following table sets forth certain information concerning security ownership of management and the persons nominated for election as directors of the Company:

                           Number of Shares
                           of Common Stock
                         Beneficially Owned as           Percent of
      Name             as of September 9, 1994(1)          Class

Norman E. Brinker          1,562,134 (2)                   2.18%

Douglas H. Brooks            337,975                         *

F. Lane Cardwell, Jr.         79,772                         *

Creed L. Ford, III           755,354                       1.06%

Ronald A. McDougall          195,022                         *

Debra L. Smithart             50,460                         *

Roger F. Thomson               1,000                         *

Jack W. Evans, Sr.            71,717                         *

Rae F. Evans                   1,585                         *

J.M. Haggar, Jr.             130,645                         *

J. Ira Harris                  2,000 (3)                     *

Frederick S. Humphries           -0-                        -0-

Ray L. Hunt                   33,750                         *

James E. Oesterreicher           -0-                        -0-

William F. Regas             109,287 (4)                     *

Roger T. Staubach              1,500                         *

All executive officers
  and directors as a
  group (19 persons)       3,528,510                       4.93%



      *     Less than one percent (1%)

      (1) Includes shares of Common Stock which may be acquired by exercise of exercisable options granted under the Company's 1983 Incentive Stock Option Plan, the 1984 Non-Qualified Stock Option Plan, the 1992 Incentive Stock Option Plan and the 1991 Stock Option Plan for Non-Employee Directors and Consultants, as applicable.

      (2) Includes 20,250 shares of Common Stock held of record by a family trust of which Mr. Brinker is trustee.

      (3) Includes 2,000 shares of Common Stock held of record by a trust of which Mr. Harris is trustee.

      (4) Includes 4,658 shares of Common Stock held of record by a family trust of which Mr. Regas is trustee.

      The Company has established a guideline that all senior officers of the Company own stock in the Company, believing that it is important to further encourage and support an ownership mentality among the senior officers that will continue to align their personal financial interests with the long-term interests of the Company's shareholders. Pursuant to the guideline, the minimum amount of Company Common Stock that a senior officer will be required to own will be determined by such officer's position within the Company as well as annual compensation. The guideline requires that each Senior Vice President own an amount of Common Stock equal in value to such officer's base salary, each Executive Vice President own an amount of Common Stock equal in value to twice such officer's base salary, the President own an amount of Common Stock equal in value to three times his base salary, and the Chief Executive Officer own an amount of Common Stock equal in value to four times his base salary. The guideline also encourages all other officers of the Company to similarly acquire Common Stock in the Company. It is expected that phase-in of the guideline will begin by the end of 1994, for those senior officers who do not currently meet the minimum stock ownership levels as established by the guideline.