Form 10-Q
period 1994-09-28
BRINKER INTERNATIONAL INC
filed 1994-11-08
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 28, 1994

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


Yes  X      No


Number of shares of common stock of registrant outstanding at September 28, 1994: 71,667,245.


                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  September 28, 1994 and June 29, 1994                  3-4


              Condensed Consolidated Statements of Income -
                  Thirteen week periods ended September 28, 1994
                  and September 29, 1993                                 5


              Condensed Consolidated Statements of Cash Flows -
                  Thirteen week periods ended September 28, 1994
                  and September 29, 1993                                 6


              Notes to Condensed Consolidated Financial Statements       7


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-10



Part II     Other Information                                           11


                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                              (Unaudited)
                                         SEPTEMBER 28, 1994       JUNE 29, 1994

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    1,060            $    3,743
  Accounts Receivable                           16,967                12,651
  Assets Held for Sale and Leaseback               347                   ---
  Inventories                                    8,681                 8,213
  Prepaid Expenses                              18,028                17,601
  Deferred Income Taxes                          4,246                 4,655

      Total Current Assets                      49,329                46,863


Property and Equipment, at Cost:
  Land                                      $  113,442             $ 106,040
  Buildings and Leasehold Improvements         304,149               286,437
  Furniture and Equipment                      185,847               172,403
  Construction-in-Progress                      28,227                31,300
                                               631,665               596,180

  Less Accumulated Depreciation                172,450               161,946

      Net Property and Equipment               459,215               434,234


Other Assets:
  Preopening Costs                          $    8,027            $    7,927
  Marketable Securities                         44,459                45,239
  Notes Receivable                                 986                 2,231
  Other                                         26,127                21,941

      Total Other Assets                        79,599                77,338

            Total Assets                    $  588,143            $  558,435



      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)

                                         SEPTEMBER 28, 1994       JUNE 29, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                           $   11,150            $      ---
  Current Installments of Long-term Debt           309                   501
  Accounts Payable                              44,357                45,340
  Accrued Liabilities                           55,057                55,901

      Total Current Liabilities                110,873               101,742


Long-term Debt, Less Current Installments        3,813                 4,404
Senior Subordinated Convertible Debentures       1,200                 1,200
Deferred Income Taxes                           13,112                12,143
Other Liabilities                               20,392                21,569
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-100,000,000 Authorized Shares;
    $.10 Par Value; 71,667,245 and 71,405,017
    Shares Issued and Outstanding at
    September 28, 1994 and June 29, 1994,
    Respectively                                 7,167                 7,141
  Additional Paid-In Capital                   186,994               183,299
  Unrealized Loss on Marketable Securities      (1,334)                 (441)
  Retained Earnings                            245,926               227,378

      Total Shareholders' Equity               438,753               417,377

            Total Liabilities and
                  Shareholders' Equity      $  588,143            $  558,435




      See Accompanying Notes to Condensed Consolidated Financial Statements



                                      BRINKER INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                              (Unaudited)

                                          Thirteen Week Periods Ended
                                    September 28, 1994      September 29, 1993

Revenues                               $   247,072             $   207,253

Costs and Expenses:
  Cost of Sales                             66,276                  57,398
  Restaurant Expenses                      126,847                 105,711
  Depreciation and Amortization             13,786                  11,531
  General and Administrative                12,224                  10,897
  Interest Expense                             ---                     116
  Other, Net                                  (817)                 (1,416)

  Total Costs and Expenses                 218,316                 184,237


Income Before Provision for
  Income Taxes                              28,756                  23,016
Provision for Income Taxes                  10,208                   8,099

  Net Income                           $    18,548             $    14,917


Primary and Fully Diluted Net
  Income Per Share                     $      0.25             $      0.20


Primary Weighted Average Shares
  Outstanding                               74,799                  74,523


Fully Diluted Weighted Average
  Shares Outstanding                        74,936                  74,742


      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)

                                           Thirteen Week Periods Ended
                                       September 28, 1994   September 29, 1993


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $ 18,548           $ 14,917
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment          11,263              9,568
  Amortization of Preopening Costs                 2,523              1,963
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable               (4,316)            (2,329)
    Increase in Inventories                         (468)              (798)
    Increase in Prepaid Expenses                    (427)              (883)
    Increase in Other Assets                      (5,564)            (4,497)
    (Decrease) Increase in Accounts Payable         (983)             5,651
    (Decrease) Increase in Accrued Liabilities      (844)             1,123
    Increase in Deferred Income Taxes              1,378              1,074
    (Decrease) Increase in Other Liabilities      (1,177)               436

  Net Cash Provided by Operating Activities       19,933             26,225


CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment              (36,244)           (31,176)
(Increase) Decrease in Assets Held for
  Sale and Leaseback                                (347)               734
Purchases of Marketable Securities                (4,411)           (19,660)
Proceeds from Sales of Marketable Securities       4,298             17,802

  Net Cash Used in Investing Activities          (36,704)           (32,300)


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                     11,150              4,750
(Payments) Borrowings of Long-term Debt             (783)                28
Proceeds from Issuances of Common Stock            3,721                608

  Net Cash Provided by Financing Activities       14,088              5,386


NET DECREASE IN CASH AND CASH EQUIVALENTS         (2,683)              (689)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        3,743             12,477
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $  1,060           $ 11,788
CASH PAID DURING THE PERIOD:
  Interest, Net of Amounts Capitalized          $    ---           $    116
  Income Taxes                                     1,839                330


      See Accompanying Notes to Condensed Consolidated Financial Statements



                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of September 28, 1994 and June 29, 1994 and for the thirteen week periods ended September 28, 1994 and the September 29, 1993 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates five primary restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies"), and On The Border Cafes ("On The Border").

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 29, 1994 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Net Income Per Share

      Both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method.

3.    Business Combination

      Effective August 3, 1994, the Company acquired four Chili's restaurants located in Florida and Georgia from a franchisee in exchange for 505,930 shares of Company common stock. The acquisition of one of the restaurants was accounted for as a purchase. The acquisition of the remaining three restaurants was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the three acquired restaurants for the periods presented.


  Management's Discussion and Analysis of Financial Condition and Results of
       Operations For The Thirteen Week Periods Ended September 28, 1994
                            and September 29, 1993

The following table sets forth expenses as a percentage of total revenues for revenue and expense items included in the Condensed Consolidated Statements of Income.

                                          Thirteen Week Periods Ended
                                    September 28, 1994      September 29, 1993


Revenues                                   100.0%                  100.0%

Costs and Expenses:
  Cost of Sales                             26.8%                   27.7%
  Restaurant Expenses                       51.3%                   51.0%
  Depreciation and Amortization              5.6%                    5.6%
  General and Administrative                 4.9%                    5.3%
  Interest Expense                           0.0%                    0.0%
  Other, Net                                (0.2)%                  (0.7)%

  Total Costs and Expenses                  88.4%                   88.9%

Income Before Provision for
  Income Taxes                              11.6%                   11.1%
Provision for Income Taxes                   4.1%                    3.9%

  Net Income                                 7.5%                    7.2%


The following table shows restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                   First Quarter Openings
                     Fiscal      Fiscal       Total Open At End of First Quarter
                      1995        1994          Fiscal 1995        Fiscal 1994


Chili's:
  Company-owned        16          16                296                263
  Franchised            8           1                 86                 71
    Total              24          17                382                334

Macaroni Grill:
  Company-owned         4           4                 38                 26
  Franchised           --          --                  1                 --
    Total               4           4                 39                 26

Grady's                 1           4                 35                 28

Spageddies             --           1                  6                  4

On The Border:
  Company-owned        --          --                 14                 11
  Franchised           --           2                  6                  7
    Total              --           2                 20                 18

R&D Concepts:
  Company-owned        --          --                  1                  1
  Joint Venture        --          --                  1                 --
    Total              --          --                  2                  1

  Grand Total          29          28                484                411


REVENUES

Revenues for the first quarter of fiscal 1995 increased to $247.1 million, 19.2% over the $207.3 million generated for the same quarter of fiscal 1994. The increase is primarily attributable to the 61 Company-operated restaurants opened or acquired since September 29, 1993. In addition, reported comparable store sales increased 0.7% as Chili's, Macaroni Grill, and Grady's generated comparable store sales increases (decreases) of 1.0%, 1.9%, and (2.5)%, respectively. Strong new store sales volumes experienced last year, particularly with respect to Grady's and Macaroni Grill, resulted in more difficult comparable store sales comparisons this quarter. Although the Florida market has been hurt by a decline in tourism, positive comparable store sales gains in Texas and California have offset the comparatively soft sales in Florida.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased from 27.7% in fiscal 1994 to 26.8% in fiscal 1995. As a result of increased purchasing leverage, favorable commodity prices were experienced in meat, poultry, produce, and dairy. These prices were responsible for about 50% of the favorable variance. Other favorable factors include shifts in product mix to lower food cost items and menu reformulation, such as the addition of the Guiltless Grill menu items at Chili's. These positive variances were somewhat offset by unfavorable prices for non-alcoholic beverages and seafood.

Restaurant expenses increased from 51% in fiscal 1994 to 51.3% in fiscal 1995. Management costs increased due to staffing and training costs associated with second and third quarter expansion. At the restaurant level, hourly costs increased due to overtime incurred to cover temporary spot shortages experienced when school commenced in August and September. These cost increases were partially offset by decreases in rent expense resulting from an increase in the percentage of owned versus leased restaurants and reductions in claim costs across all lines of insurance as a result of aggressive safety programs in place at the restaurant level.

Depreciation and amortization was flat compared to the prior year first quarter. Construction costs for new restaurants, remodel costs, and capital expenditures at the corporate level, including investments in new computer hardware and software, were offset by increased restaurant revenues and a declining depreciable asset base for older units.

General and administrative expenses declined in the first quarter of fiscal 1995 compared to fiscal 1994 due to the Company's ongoing focus on controlling corporate overhead and efficiencies realized from increased investments in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company accelerates expansion of its restaurant concepts, including international franchising.

Other, net, decreased compared to the first quarter of fiscal 1994. The decrease is primarily the result of $500,000 in net realized gains on sales of marketable securities recognized in the first quarter of fiscal 1994 as investments were called by companies that were refinancing. Interest and dividend income, however, remained flat.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of the relationships between revenues and costs and expenses, income before provision for income taxes has increased 24.9% over the first quarter of fiscal 1994.


INCOME TAXES

The Company's effective income tax rate increased to 35.5% in the first quarter of fiscal 1995 compared to 35.2% in the first quarter of fiscal 1994. The Company's effective income tax rate continues to rise as a result of incremental earnings taxed at higher effective rates and additional state income tax liabilities resulting from continued expansion, particularly relating to growth in California and Florida.

NET INCOME AND NET INCOME PER SHARE

Net income and net income per share rose 24.3% and 25%, respectively, compared to the first quarter of fiscal 1994. The increases exceed the increase in revenues as the Company continues to control costs and expenses while maintaining the expansion of the restaurant concepts. The 0.4% increase in primary weighted average shares outstanding is primarily the result of common stock options exercised.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $54.9 million at June 29, 1994 to $61.5 million at September 28, 1994, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities decreased from $26.3 million in the first quarter of fiscal 1994 to $19.9 million in the first quarter of fiscal 1995 due to the timing of operational receipts and payments, which offset cash generated from the increased number of restaurants in operation, strong operating results from existing units, and the effective containment of costs.

Long-term  debt outstanding  at  September 28, 1994  consisted of  obligations
under capital leases.   At September 28, 1994, the Company had available funds
from lines of credit totalling $28.9 million.

Capital expenditures were $36.2 million for the first quarter of fiscal 1995, as compared to $31.2 million in the first quarter of fiscal 1994. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program for existing units were responsible for the increased expenditures. The Company estimates that its capital expenditures during the second quarter of fiscal 1995 will be approximately $48 million. These capital expenditures will be funded from internal operations, income earned from investments, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

The Clinton administration is likely to continue to analyze and propose new legislation which could adversely impact the entire business community. Mandated health care and minimum wage measures, if passed, could increase the Company's operating costs. The Company would attempt to offset increased costs through additional improvements in operating efficiencies and menu price increases.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available under the lines of credit and from strong internal cash generating capabilities to adequately manage the expansion of the business.


                          PART II.  OTHER INFORMATION


No items applicable to the first quarter of fiscal 1995.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRINKER INTERNATIONAL, INC.





Date: November 8, 1994        By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: November 8, 1994        By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)