Form 10-Q
period 1994-12-28
BRINKER INTERNATIONAL INC
filed 1995-02-08
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 28, 1994

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


Yes  X      No


Number of shares of common stock of registrant outstanding at December 28, 1994: 71,832,036.

                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  December 28, 1994 and June 29, 1994                   3-4


              Condensed Consolidated Statements of Income -
                  Thirteen week periods and Twenty-Six week periods
                  ended December 28, 1994 and December 29, 1993          5


              Condensed Consolidated Statements of Cash Flows -
                  Twenty-Six week periods ended December 28, 1994
                  and December 29, 1993                                  6


              Notes to Condensed Consolidated Financial Statements       7


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-10



Part II     Other Information                                          11-12

                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                              (Unaudited)

                                         DECEMBER 28, 1994        JUNE 29, 1994
ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    1,109            $    3,743
  Accounts Receivable                           17,977                12,651
  Assets Held for Sale and Leaseback                38                   ---
  Inventories                                    9,365                 8,213
  Prepaid Expenses                              19,664                17,601
  Deferred Income Taxes                          3,899                 4,655

      Total Current Assets                      52,052                46,863


Property and Equipment, at Cost:
  Land                                      $  116,203             $ 106,040
  Buildings and Leasehold Improvements         321,605               286,437
  Furniture and Equipment                      197,535               172,403
  Construction-in-Progress                      36,012                31,300
                                               671,355               596,180

  Less Accumulated Depreciation                183,654               161,946

      Net Property and Equipment               487,701               434,234


Other Assets:
  Preopening Costs                          $    8,365            $    7,927
  Marketable Securities                         28,421                45,239
  Notes Receivable                               1,022                 2,231
  Other                                         26,594                21,941

      Total Other Assets                        64,402                77,338

            Total Assets                    $  604,155            $  558,435



      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)

                                         DECEMBER 28, 1994        JUNE 29, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                           $   12,050            $      ---
  Current Installments of Long-term Debt           309                   501
  Accounts Payable                              41,641                45,340
  Accrued Liabilities                           58,285                55,901

      Total Current Liabilities                112,285               101,742


Long-term Debt, Less Current Installments        3,264                 4,404
Senior Subordinated Convertible Debentures       1,200                 1,200
Deferred Income Taxes                           12,667                12,143
Other Liabilities                               19,726                21,569
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 71,832,036 and 71,405,452
    Shares Issued and Outstanding at
    December 28, 1994 and June 29, 1994,
    Respectively                                 7,183                 7,141
  Additional Paid-In Capital                   188,152               183,299
  Unrealized Loss on Marketable Securities      (2,321)                 (441)
  Retained Earnings                            261,999               227,378

      Total Shareholders' Equity               455,013               417,377

            Total Liabilities and
                  Shareholders' Equity      $  604,155            $  558,435




      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                              (Unaudited)


                          13 Week Periods Ended       26 Week Periods Ended
                      Dec. 28, 1994  Dec. 29, 1993  Dec. 28, 1994  Dec. 29, 1993

Revenues                $   246,607    $   214,081    $   493,679    $   421,334

Costs and Expenses:
  Cost of Sales              67,097         58,835        133,373        116,233
  Restaurant Expenses       128,475        109,767        255,322        215,478
  Depreciation and
    Amortization             14,163         12,912         27,949         24,443
  General & Administrative   12,636         11,688         24,860         22,585
  Interest Expense              ---            127            ---            243
  Merger Expenses               ---            234            ---            234
  Lawsuit Settlement            ---          2,248            ---          2,248
  Other, Net                   (492)        (2,055)        (1,309)       (3,471)

  Total Costs and
    Expenses                221,879        193,756        440,195        377,993


Income Before Provision
  for Income Taxes           24,728         20,325         53,484         43,341
Provision for Income
  Taxes                       8,655          7,136         18,863         15,235

  Net Income            $    16,073    $    13,189    $    34,621    $    28,106


Primary Net Income
  Per Share             $      0.22    $      0.18    $      0.46    $      0.38

Fully Diluted Net
  Income Per Share      $      0.22    $      0.18    $      0.46    $      0.37


Primary Weighted Average
  Shares Outstanding         74,391         75,057         74,584         74,787


Fully Diluted Weighted
  Average Shares
  Outstanding                74,391         75,213         74,653         75,059


      See Accompanying Notes to Condensed Consolidated Financial Statements


                                       BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)

                                              Twenty-Six Week Periods Ended
                                         December 28, 1994    December 29, 1993

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $ 34,621           $ 28,106
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment          23,041             20,107
  Amortization of Preopening Costs                 4,908              4,336
  Gain on Sale of Land                               ---             (1,000)
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable               (5,326)            (5,941)
    Increase in Inventories                       (1,152)            (1,031)
    Increase in Prepaid Expenses                  (2,063)            (1,298)
    Increase in Other Assets                      (8,790)            (9,564)
    (Decrease) Increase in Accounts Payable       (3,699)            11,871
    Increase in Accrued Liabilities                2,384              7,894
    Increase in Deferred Income Taxes              2,547              1,385
    (Decrease) Increase in Other Liabilities      (1,843)             1,328

  Net Cash Provided by Operating Activities       44,628             56,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment              (76,508)           (58,679)
Proceeds from Sale of Land                           ---              4,180
Payment for Purchase of Franchisee Restaurants       ---             (8,165)
(Increase) Decrease in Assets Held for
  Sale and Leaseback                                 (38)             1,106
Purchases of Marketable Securities                (4,923)           (29,192)
Proceeds from Sales of Marketable Securities      18,594             25,810

  Net Cash Used in Investing Activities          (62,875)           (69,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                     12,050              2,850
(Payments) Borrowings of Long-term Debt           (1,332)               138
Proceeds from Issuances of Common Stock            4,895                720

  Net Cash Provided by Financing Activities       15,613              3,708

NET DECREASE IN CASH AND CASH EQUIVALENTS         (2,634)            (5,039)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        3,743             12,477
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $  1,109           $  7,438

CASH PAID DURING THE PERIOD:
  Interest, Net of Amounts Capitalized          $    ---           $    243
  Income Taxes                                  $ 21,107           $ 15,461


      See Accompanying Notes to Condensed Consolidated Financial Statements


                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of December 28, 1994 and June 29, 1994 and for the thirteen week periods and twenty-six week periods ended December 28, 1994 and December 29, 1993 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates five primary restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies"), and On The Border Cafes ("On The Border").

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

3.    Business Combination

      Effective August 3, 1994, the Company acquired four Chili's restaurants located in Florida and Georgia from a franchisee in exchange for 505,930 shares of Company common stock. The acquisition of one of the restaurants was accounted for as a purchase. The acquisition of the remaining three restaurants was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the three acquired restaurants for all periods presented.

4.    Shareholders' Equity

      On November 3, 1994, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the number of authorized shares of common stock from 100,000,000 to 250,000,000.

                             Management's Discussion and Analysis of
                           Financial Condition and Results of Operations
                 For The Thirteen Week Periods and Twenty-Six Week Periods Ended
                              December 28, 1994 and December 29, 1993


The following table sets forth expenses as a percentage of total revenues for revenue and expense items included in the Condensed Consolidated
Statements of Income.


                          13 Week Periods Ended       26 Week Periods Ended
                      Dec. 28, 1994  Dec. 29, 1993  Dec. 28, 1994  Dec. 29, 1993

Revenues                    100.0%        100.0%         100.0%        100.0%

Costs and Expenses:
  Cost of Sales              27.2%         27.5%          27.0%         27.6%
  Restaurant Expenses        52.1%         51.3%          51.7%         51.1%
  Depreciation and
    Amortization              5.7%          6.0%           5.7%          5.8%
  General & Administrative    5.1%          5.5%           5.0%          5.4%
  Interest Expense            ---%          0.0%           ---           0.0%
  Merger Expenses             ---%          0.0%           ---           0.0%
  Lawsuit Settlement          ---%          1.1%           ---           0.5%
  Other, Net                 (0.1)%        (0.9)%         (0.2)%        (0.7)%

  Total Costs & Expenses     90.0%         90.5%          89.2%         89.7%

Income Before Provision
  for Income Taxes           10.0%          9.5%          10.8%         10.3%
Provision for Income Taxes    3.5%          3.3%           3.8%          3.6%

  Net Income                  6.5%          6.2%           7.0%          6.7%


The following table shows restaurant openings during the second quarter and year-to-date as well as total restaurants open at the end of the second quarter.

                                                                   Total Open at End
                  2nd Quarter Openings     Year-to-Date Openings     of Second Quarter
                  Fiscal        Fiscal     Fiscal         Fiscal     Fiscal      Fiscal
                   1995          1994       1995           1994       1995        1994

Chili's:
  Company-owned      6            10         22           26        302         271
  Franchised         9             5         17            6         95          72
    Total           15            15         39           32        397         343

Macaroni Grill:
  Company-owned      7             2         11            6         45          28
  Franchised        --            --         --           --          1          --
    Total            7             2         11            6         46          28

Grady's              5             1          6            5         39          29

Spageddies:
  Company-owned      3            --          3            1          9           4
  Franchised         1            --          1           --          1          --
    Total            4            --          4            1         10           4

On The Border:
  Company-owned      1             3          1            3         15          14
  Franchised        --            --         --            2          6           7
    Total            1             3          1            5         21          21

R&D Concepts:
  Company-owned      --           --         --           --          1           1
  Joint Venture      --           --         --           --          1          --
    Total            --           --         --           --          2           1

  Grand Total        32           21         61           49        515         426

REVENUES

Revenues for the second quarter of fiscal 1995 increased to $246.6 million, 15.2% over the $214.1 million generated for the same quarter of fiscal 1994. Revenues for the twenty-six week period ended December 28, 1994 rose 17.2% to $493.7 million from $421.3 million generated from the same period of fiscal 1994. The increase is primarily attributable to the 66 Company-operated restaurants opened or acquired since December 29, 1993. Reported comparable store sales for the second quarter and year-to-date of fiscal 1995 changed (0.4%) and 0.2%, respectively, compared to the respective prior year periods. On a concept basis, Chili's, Macaroni Grill, and Grady's experienced comparable store sales changes of (0.9)%, 2.2%, and 0.3%, respectively, for the second quarter of fiscal 1995, and 0.1%, 2.1%, and (1.1)%, respectively, on a year-to-date basis.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for both the second quarter and year-to-date of fiscal 1995. Due to increased purchasing leverage, favorable commodity prices were experienced in meat, poultry, and dairy. Other favorable factors include the impact from meat waste control systems and menu reformulation, such as the addition of the Guiltless Grill menu items at Chili's. These positive variances were somewhat offset by unfavorable prices for lettuce and tomatoes in the second quarter and non-alcoholic beverages and seafood on a year-to-date basis.

Restaurant expenses increased on both a comparative second quarter and year-to-date basis. The increase is primarily the result of increased management costs due to staffing and training costs associated with future expansion. At the restaurant level, hourly costs increased slightly due to an increase in wage rates in certain regions, particularly Florida, and an increase in restaurant supplies, primarily resulting from new menu items. In addition, home delivery costs increased as a result of the program's expansion. These cost increases were partially offset by decreases in rent expense resulting from an increase in the percentage of owned restaurants versus leased.

Depreciation and amortization decreased for both the second quarter and year-to-date of fiscal 1995. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units and higher average sales volumes in newer restaurants offset increases related to rising construction costs, remodel costs, and capital expenditures at the corporate level, such as investments in new computer hardware and software.

General and administrative expenses declined in the second quarter and year-to-date of fiscal 1995 compared to the respective fiscal 1994 periods due to the Company's ongoing focus on controlling corporate overhead and efficiencies realized from increased investments in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company accelerates expansion of its restaurant concepts, including international franchising.

Merger expenses and lawsuit settlement recognized in the second quarter of fiscal 1994 are nonrecurring costs associated with On The Border. Merger expenses are consulting and legal fees incurred in the initial phases of negotiating On The Border's acquisition. Lawsuit settlement is an injury claim settlement arising from an airplane accident in March 1993 involving several former On The Border officers.

Other, net, decreased compared to the first quarter and year-to-date of fiscal 1994. The decrease is primarily the result of a gain of approximately $1 million generated from the sale of land in the second quarter of fiscal 1994, a decrease in net realized gains on sales of marketable securities due to significant gains recognized in the first quarter of fiscal 1994, and a decrease in interest and dividend income compared to fiscal 1994 as a result of a decrease in the investment portfolio balance.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of the relationships between revenues and costs and expenses, income before provision for income taxes increased 21.7% and 23.4%, respectively, over the second quarter and year-to-date results of fiscal 1994.

INCOME TAXES

The Company's effective income tax rate was 35.0% and 35.3% for the second quarter and year-to-date of fiscal 1995, respectively, compared to 35.1% and 35.2% for the same periods of fiscal 1994. The Company's effective income tax rate on a year-to-date basis is consistent with the prior year. The fiscal 1995 second quarter effective income tax rate, however, was adjusted downward from the first quarter as a result of more accurate year-end estimates of state income tax liabilities and Federal FICA tax credits.

NET INCOME AND NET INCOME PER SHARE

Net income and primary net income per share rose 21.9% and 22.2%, respectively, compared to the second quarter of fiscal 1994. Year-to-date net income and primary net income per share increased 23.2% and 21.1%, respectively, compared to fiscal 1994. The increases exceed the increases in revenues as the Company continues to control costs and expenses while maintaining the expansion of its restaurant concepts. Primary weighted average shares outstanding for the second quarter and year-to-date changed (0.9)% and 0.3%, respectively, compared to the respective prior year periods. Although the number of outstanding shares has increased as a result of common stock options exercised, dilutive common stock equivalents were down in the second quarter of fiscal 1995 as a result of a decline in the Company's stock price.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $54.9 million at June 29, 1994 to $60.2 million at December 28, 1994, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities decreased to $44.6 million for the first half of the year from $56.2 million during the same period in fiscal 1994 due to timing of operational receipts and payments, which offset cash generated from the increased number of restaurants in operation, strong operating results from existing units, and the effective containment of costs.

Long-term debt outstanding at December 28, 1994 consisted of obligations under capital leases. At December 28, 1994, the Company had drawn $12.1 million from its lines of credit to fund short-term operational needs, leaving $37.9 million in available funds from lines of credit.

Capital expenditures were $76.5 million for the six months ended December 28, 1994 as compared to $66.8 million last fiscal year. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the third quarter will approximate $53 million. These capital expenditures will be funded from internal operations, income earned from investments, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

The Clinton administration is likely to continue to analyze and propose new legislation which could adversely impact the entire business community. Mandated health care and minimum wage measures, if passed, could increase the Company's operating costs. The Company would attempt to offset increased costs through additional improvements in operating efficiencies and menu price increases.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

                          PART II.  OTHER INFORMATION

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 29, 1994 for the Annual Meeting of Stockholders held on November 3, 1994, as filed with the Securities and Exchange Commission on September 29, 1994, is incorporated herein by reference.

      a. The Annual Meeting of Stockholders of the Company was held on November 3, 1994.

      b. Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next annual meeting of the stockholders or until his successor is elected and qualified.

             Number of affirmative              Number of withold auhority
                  votes cast                          votes cast
                  55,881,452                          5,943,380

      c. The following matters were also voted upon at the meeting and approved by the stockholders:

            (i) approval of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of Common Stock the Company is authorized to issue from 100,000,000 to 250,000,000

            Number of affirmative votes cast    Number of negative votes cast
                  47,927,822                          13,723,221

                              Number of abstain votes cast
                                      173,789

            (ii) approval of an amendment to the Company's 1992 Incentive Stock Option Plan

            Number of affirmative votes cast    Number of negative votes cast
                  49,900,279                          11,693,303

                              Number of abstain votes cast
                                      231,250

            (iii) approval of an  amendment to the Company's 1991 Stock Option
                  Plan for Non-Employee Directors and Consultants

            Number of affirmative votes cast    Number of negative votes cast
                  55,994,152                          5,596,214

                              Number of abstain votes cast
                                      234,466

            (iv)  approval of the Company's Profit Sharing Plan

            Number of affirmative votes cast    Number of negative votes cast
                  56,131,278                          5,405,313

                              Number of abstain votes cast
                                      288,241

            (v)   approval of the Company's Long-Term Executive Profit Sharing
                  Plan

            Number of affirmative votes cast    Number of negative votes cast
                  55,661,721                          5,829,396

                              Number of abstain votes cast
                                      333,715

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRINKER INTERNATIONAL, INC.





Date: February 8, 1995        By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: February 8, 1995        By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)