Form 10-Q/A
period 1994-12-28
BRINKER INTERNATIONAL INC
filed 1995-04-11
CIK 703351

                THE PURPOSE OF THIS AMENDMENT IS TO PROVIDE THE
                FINANCIAL DATA SCHEDULE WHICH WAS INADVERTENTLY
                  OMITTED WITH THE ORIGINAL FORM 10-Q FILING.

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

                          PART II.  OTHER INFORMATION

Item 6:     EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

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

                THE PURPOSE OF THIS AMENDMENT IS TO PROVIDE THE
                FINANCIAL DATA SCHEDULE WHICH WAS INADVERTENTLY
                  OMITTED WITH THE ORIGINAL FORM 10-Q FILING.

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


Yes  X      No


Number of shares of common stock of registrant outstanding at December 28, 1994: 71,832,036.

                          PART II.  OTHER INFORMATION

Item 6:     EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

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