Form 10-Q
period 1995-03-29
BRINKER INTERNATIONAL INC
filed 1995-05-11
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 29, 1995

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


Yes  X      No


Number of shares of common stock  of registrant outstanding at March 29, 1995:
71,941,441.

                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  March 29, 1995 and June 29, 1994                      3-4


              Condensed Consolidated Statements of Income -
                  Thirteen week periods and Thirty-Nine week periods
                  ended March 29, 1995 and March 30, 1994                5


              Condensed Consolidated Statements of Cash Flows -
                  Thirty-Nine week periods ended March 29, 1995
                  and March 30, 1994                                     6


              Notes to Condensed Consolidated Financial Statements       7


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11



Part II     Other Information                                           12


                          BRINKER INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                            MARCH 29, 1995        JUNE 29, 1994


ASSETS

Current Assets:
  Cash and Cash Equivalents                 $    1,147            $    3,743
  Accounts Receivable                           14,291                12,651
  Assets Held for Sale and Leaseback                26                   ---
  Inventories                                    9,610                 8,213
  Prepaid Expenses                              20,718                17,601
  Deferred Income Taxes                          4,602                 4,655

      Total Current Assets                      50,394                46,863


Property and Equipment, at Cost:
  Land                                      $  132,943             $ 106,040
  Buildings and Leasehold Improvements         343,385               286,437
  Furniture and Equipment                      205,993               172,403
  Construction-in-Progress                      34,977                31,300
                                               717,298               596,180

  Less Accumulated Depreciation                192,018               161,946

      Net Property and Equipment               525,280               434,234


Other Assets:
  Preopening Costs                          $    7,948            $    7,927
  Marketable Securities                         31,006                45,239
  Notes Receivable                                 964                 2,231
  Other                                         26,054                21,941

      Total Other Assets                        65,972                77,338

            Total Assets                    $  641,646            $  558,435




      See Accompanying Notes to Condensed Consolidated Financial Statements



                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)

                                            MARCH 29, 1995        JUNE 29, 1994


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                           $   30,700            $      ---
  Current Installments of Long-term Debt           309                   501
  Accounts Payable                              34,206                45,340
  Accrued Liabilities                           63,248                55,901

      Total Current Liabilities                128,463               101,742


Long-term Debt, Less Current Installments        3,248                 4,404
Senior Subordinated Convertible Debentures       1,200                 1,200
Deferred Income Taxes                           14,835                12,143
Other Liabilities                               19,997                21,569
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued             ---                    ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 71,941,441 and 71,405,452
    Shares Issued and Outstanding at
    March 29, 1995 and June 29, 1994,
    Respectively                                 7,194                 7,141
  Additional Paid-In Capital                   188,548               183,299
  Unrealized Loss on Marketable
    Securities                                  (2,077)                 (441)
  Retained Earnings                            280,238               227,378

      Total Shareholders' Equity               473,903               417,377

            Total Liabilities and
                  Shareholders' Equity      $  641,646            $  558,435



      See Accompanying Notes to Condensed Consolidated Financial Statements



                                     BRINKER INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                              (Unaudited)

                           13 Week Periods Ended       39 Week Periods Ended
                       Mar. 29, 1995  Mar. 30, 1994  Mar. 29, 1995  Mar. 30, 1994


Revenues                $   268,487    $   226,440    $   762,167    $   647,774

Costs and Expenses:
  Cost of Sales              71,640         61,674        205,013        177,907
  Restaurant Expenses       141,726        115,283        397,048        330,761
  Depreciation and
    Amortization             15,061         13,394         43,010         37,837
  General & Administrative   12,993         11,262         37,855         33,847
  Interest Expense              ---            111            ---            354
  Merger Expenses               ---            601            ---            835
  Lawsuit Settlement            ---            ---            ---          2,248
  Other, Net                   (655)          (982)        (1,963)        (4,453)

  Total Costs and
    Expenses                240,765        201,343        680,963        579,336


Income Before Provision
  for Income Taxes           27,722         25,097         81,204         68,438
Provision for Income
  Taxes                       9,481          8,951         28,344         24,186

  Net Income            $    18,241    $    16,146    $    52,860    $    44,252


Primary Net Income
  Per Share             $      0.25    $      0.21    $      0.71    $      0.59

Fully Diluted Net
  Income Per Share      $      0.25    $      0.21    $      0.71    $      0.59


Primary Weighted Average
  Shares Outstanding         74,110         75,199         74,414         74,921


Fully Diluted Weighted
  Average Shares
  Outstanding                74,110         75,199         74,460         75,049


      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)

                                               Thirty-Nine Week Periods Ended
                                             March 29, 1995        March 30, 1994


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $ 52,860          $ 44,252
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment          35,680            30,774
  Amortization of Preopening Costs                 7,330             7,063
  Gain on Sale of Land                               ---            (1,000)
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable               (1,640)          (10,046)
    Increase in Inventories                       (1,397)             (982)
    Increase in Prepaid Expenses                  (3,117)           (2,153)
    Increase in Other Assets                     (10,197)           (9,871)
    (Decrease) Increase in Accounts Payable      (11,134)           11,342
    Increase in Accrued Liabilities                7,347            13,286
    Increase in Deferred Income Taxes              3,825             2,580
    (Decrease) Increase in Other Liabilities      (1,572)            2,061

  Net Cash Provided by Operating Activities       77,985            87,306


CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment             (126,726)          (88,026)
Proceeds from Sale of Land                           ---             4,180
Payment for Purchase of Franchisee Restaurants       ---            (8,165)
(Increase) Decrease in Assets Held for
  Sale and Leaseback                                 (26)            1,108
Purchases of Marketable Securities                (9,345)          (44,842)
Proceeds from Sales of Marketable Securities      20,862            33,259

  Net Cash Used in Investing Activities         (115,235)         (102,486)


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                     30,700             5,000
(Payments) Borrowings of Long-term Debt           (1,348)                6
Proceeds from Issuances of Common Stock            5,302             2,457

  Net Cash Provided by Financing Activities       34,654             7,463


NET DECREASE IN CASH AND CASH EQUIVALENTS         (2,596)           (7,717)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        3,743            12,477
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $  1,147          $  4,760

CASH PAID DURING THE PERIOD:
  Interest, Net of Amounts Capitalized          $    ---          $    354
  Income Taxes                                  $ 35,887          $ 15,461




      See Accompanying Notes to Condensed Consolidated Financial Statements


                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of March 29, 1995 and June 29, 1994 and for the thirteen week periods and thirty-nine week periods ended March 29, 1995 and March 30, 1994 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange
      Commission. The Company owns and operates five primary restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies"), and On The Border Cafes ("On The Border").

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 29, 1994 Form 10K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Net Income Per Share

      Both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method.

3.    Business Combination

      Effective August 3, 1994, the Company acquired four Chili's restaurants located in Florida and Georgia from a franchisee in exchange for 505,930 shares of Company common stock. The acquisition of one of the restaurants was accounted for as a purchase. The acquisition of the remaining three restaurants was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of these three restaurants for all periods presented. The four acquired restaurants' results of operations on a pro forma basis are not presented separately as such results are not material.


4.    Shareholders' Equity

      On November 3, 1994, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the number of authorized shares of common stock from 100,000,000 to 250,000,000.

5.    Subsequent Event

      On April 12, 1995, the Company raised $100,000,000 through the issuance of senior notes bearing interest at an annual rate of 7.8%. Interest is payable semi-annually and the Company is required to prepay 14.3% of the original principal balance annually on April 12th beginning in 1999 through 2004 with the remaining unpaid balance due on April 12, 2005. These proceeds will be utilized to fund future expansion of the restaurant concepts.


                                Management's Discussion and Analysis of
                             Financial Condition and Results of Operations
                   For The Thirteen Week Periods and Thirty-Nine Week Periods Ended
                                   March 29, 1995 and March 30, 1994


The following table  sets forth expenses  as a percentage  of total revenues  for revenue and  expense items included in the Condensed Consolidated Statements of Income.

                           13 Week Periods Ended       39 Week Periods Ended
                       Mar. 29, 1995  Mar. 30, 1994  Mar. 29, 1995  Mar. 30, 1994


Revenues                    100.0%        100.0%         100.0%        100.0%

Costs and Expenses:
  Cost of Sales              26.7%         27.2%          26.9%         27.5%
  Restaurant Expenses        52.8%         50.9%          52.1%         51.1%
  Depreciation and
    Amortization              5.6%          5.9%           5.6%          5.8%
  General & Administrative    4.8%          5.0%           5.0%          5.2%
  Interest Expense            ---%          0.0%           ---           0.1%
  Merger Expenses             ---%          0.3%           ---           0.1%
  Lawsuit Settlement          ---%          ---%           ---           0.3%
  Other, Net                 (0.2)%        (0.4)%         (0.3)%        (0.7)%

  Total Costs & Expenses     89.7%         88.9%          89.3%         89.4%

Income Before Provision
  for Income Taxes           10.3%         11.1%          10.7%         10.6%
Provision for Income Taxes    3.5%          4.0%           3.8%          3.8%

  Net Income                  6.8%          7.1%           6.9%          6.8%


The following table shows restaurant openings during the third quarter and year-to-date as well as total restaurants open at the end of the third quarter.

                                                                   Total Open at End
                  3rd Quarter Openings     Year-to-Date Openings     of Third Quarter
                  Fiscal        Fiscal     Fiscal         Fiscal     Fiscal      Fiscal
                   1995          1994       1995           1994       1995        1994


Chili's:
  Company-owned     10             8         32             30        312         279
  Franchised         7             5         24             11        102          76
    Total           17            13         56             41        414         355

Macaroni Grill:
  Company-owned      4             3         15              9         49          31
  Franchised        --             1         --              1          1           1
    Total            4             4         15             10         50          32

Grady's              2             2          8              7         41          31

Spageddies:
  Company-owned      1            --          4              1         10           4
  Franchised         2            --          3             --          3          --
    Total            3            --          7              1         13           4

On The Border:
  Company-owned      1            --          2              3         16          14
  Franchised        --            --         --              2          5           7
    Total            1            --          2              5         21          21

R&D Concepts:
  Company-owned     --            --         --             --          1           1
  Joint Venture      2             1          2              1          3           1
    Total            2             1          2              1          4           2

  Grand Total       29            20         90             65        543         445


REVENUES

Revenues for the third quarter of fiscal 1995 increased to $268.5 million, 18.6% over the $226.4 million generated for the same quarter of fiscal 1994. Revenues for the thirty-nine week period ended March 29, 1995 rose 17.7% to $762.2 million from $647.8 million generated from the same period of fiscal 1994. The increase is primarily attributable to the 71 Company-operated restaurants opened or acquired since March 30, 1994. Reported comparable store sales for third quarter and year-to-date of fiscal 1995 changed (0.6%) and (0.1%), respectively, compared to the respective prior year periods. On a concept basis, Chili's, Macaroni Grill, and Grady's experienced comparable store sales changes of (0.8%), 1.8%, and (1.2%), respectively, for the third quarter of fiscal 1995, and (0.2%), 2.0%, and (1.2%), respectively, on a year-to-date basis.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for both the third quarter and year-to-date of fiscal 1995. Due to increased purchasing leverage, favorable commodity prices were experienced in meat, poultry, and dairy on both a third quarter and year-to-date basis. These positive variances were somewhat offset by unfavorable prices for lettuce in the latter part of the third quarter due to weather conditions in California and unfavorable prices for beverages, both alcoholic and non-alcoholic, and seafood on both a third quarter and year-to-date basis.

Restaurant expenses increased on both a comparative third quarter and year-to-date basis, primarily resulting from increases in labor, both management and hourly, restaurant supplies, and advertising costs. The increase in management labor is due to staffing and training costs associated with future expansion. At the restaurant level, hourly wages are up due to increased overtime and training costs resulting from higher turnover, and restaurant supplies are up primarily as a result of new menu items. Advertising has increased due to increased television time and local marketing efforts. These cost increases were partially offset by decreases in fixed costs as a result of the expanding sales base.

Depreciation and amortization decreased for both the third quarter and year-to-date of fiscal 1995. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units and higher average sales volumes in newer restaurants offset increases related to rising construction costs, remodel costs, and capital expenditures at the corporate level, such as investments in new computer hardware and software.

General and administrative expenses declined in the third quarter and year-to-date of fiscal 1995 compared to the respective fiscal 1994 periods due to the Company's ongoing focus on controlling corporate overhead and efficiencies realized from increased investments in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company accelerates expansion of its restaurant concepts, including international franchising.


Merger expenses and lawsuit settlement recognized in fiscal 1994 are nonrecurring costs associated with On The Border. Merger expenses are consulting and legal fees incurred in the initial phases of negotiating On The Border's acquisition. Lawsuit settlement is an injury claim settlement arising from an airplane accident in March 1993 involving several former On The Border officers.

Other, net, decreased compared to the third quarter and year-to-date of fiscal 1994. The decrease is primarily the result of a gain of approximately $1 million generated from the sale of land in the second quarter of fiscal 1994, a decrease in net realized gains on sales of marketable securities due to significant gains recognized in the first quarter of fiscal 1994, and a decrease in interest and dividend income compared to fiscal 1994 as a result of a decrease in the investment portfolio balance.

INCOME BEFORE PROVISION FOR INCOME TAXES

As  a result  of the  relationships between revenues  and costs  and expenses,
income  before   provision  for  income  taxes  increased   10.5%  and  18.7%,
respectively, over the third quarter and year-to-date results of fiscal 1994.

INCOME TAXES

The Company's effective income tax rate was 34.2% and 34.9% for the third quarter and year-to-date of fiscal 1995, respectively, compared to 35.7% and 35.3% for the same periods of fiscal 1994. The fiscal 1995 effective income tax rate has decreased as a result of lower state income tax liabilities and an increase in Federal FICA tax credits.

NET INCOME AND NET INCOME PER SHARE

Net income and primary net income per share rose 13.0% and 19.0%, respectively, compared to the third quarter of fiscal 1994. Year-to-date net income and primary net income per share increased 19.5% and 20.3%, respectively, compared to fiscal 1994. In the third quarter, the increase in net income was less than the increase in revenues due to a rise in labor and advertising costs which did not generate sufficient additional revenues. The year-to-date increase, however, exceeded the increase in revenues as the Company, overall, continues to control costs and expenses while maintaining the expansion of its restaurant concepts. Primary weighted average shares outstanding for the third quarter and year-to-date decreased 1.4% and 0.7%, respectively, compared to the respective prior year periods. Although the number of outstanding shares has increased as a result of common stock options exercised, dilutive common stock equivalents were down in fiscal 1995 as a result of a decline in the Company's stock price.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by market conditions, recovers increased costs by raising menu prices.


LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $54.9 million at June 29, 1994 to $78.1 million at March 29, 1995, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities decreased to $78.0 million for the nine months ended March 29, 1995 from $87.3 million during the same period in fiscal 1994 due to timing of operational receipts and payments, which offset cash generated from the increased number of restaurants in operation, strong operating results from existing units, and the effective containment of costs.

Long-term debt outstanding at March 29, 1995 consisted of obligations under capital leases. At March 29, 1995, the Company had drawn $30.7 million from its lines of credit to fund short-term operational needs, leaving $19.3 million in available funds from lines of credit.

Capital expenditures were $126.7 million for the nine months ended March 29, 1995 as compared to $96.2 million last fiscal year. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the fourth quarter will approximate $46 million. These capital expenditures will be funded from internal operations, income earned from existing investments, build-to-suit lease agreements with landlords, and proceeds generated from the $100 million debt transaction which closed on April 12, 1995.

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


                              BRINKER INTERNATIONAL, INC.





Date: May 10, 1995            By:/Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: May 10, 1995            By:/Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)