Form 10-K
period 1995-06-28
BRINKER INTERNATIONAL INC
filed 1995-09-25
CIK 703351

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 28, 1995        Commission File No.    1-10275

                          BRINKER INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

        Delaware                                 75-1914582
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)              identification no.)

6820 LBJ Freeway, Dallas, Texas                  75240
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

      Indicate  by check mark if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 1, 1995 was $ 1,138,717,530.50.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
      Class                               September 1, 1995

Common Stock, $0.10 par value             76,562,063 Shares



                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1995 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 26, 1995, for its annual meeting of shareholders on November 2, 1995, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                    PART I

Item 1.     BUSINESS.

       General

       Brinker International, Inc. (the "Company") is principally engaged in the operation and development of the Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies"), On The Border Cafes ("On The Border") and Cozymel's - A Very Mexican Grill
       ("Cozymel's") restaurant concepts. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Grady's, Macaroni Grill, Spageddies, On The Border and Cozymel's in February 1989, November 1989, June 1993, May 1994 and July 1995, respectively.

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

       Emphasis is placed on serving substantial portions of fresh, quality food at modest prices. Entree selections range in menu price from $4.69 to $9.99, with the average revenue per meal, including alcoholic beverages, approximating $9.00 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 87% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13%.

       Grady's American Grill

       Grady's restaurants are casual, upscale dinner house restaurants which features "made from scratch" recipes and a broad menu focusing on fresh seafood, prime rib, steaks, chicken and pasta entrees, salads, sandwiches, appetizers, desserts and a full-service bar. Grady's restaurants feature booth and table seating, wood and brick walls, and brass fixtures. Service personnel are dressed smartly, in casual slacks, blue work shirts and ties, to reinforce the upscale atmosphere.

       The restaurant appeals to a slightly more sophisticated customer than Chili's. Entree selections range in price from $5.45 to $14.45, with the average revenue per meal, including alcoholic beverages, approximating $11.50 per person. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 88% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12%.

       Romano's Macaroni Grill

       Macaroni Grill is an upscale Italian theme restaurant which specializes in family-style recipes and features fresh seafood, meat, chicken and pasta entrees, salads, pizza, appetizers and desserts with a full-service bar in most restaurants. Exhibition cooking, wood-burning pizza ovens and rotisseries provide an enthusiastic and exciting environment in the restaurants. Macaroni Grill restaurants also feature white linen-clothed tables, fireplaces, sous stations and prominent displays of wines. Service personnel are dressed in white, starched shirts and aprons, dark slacks, and bright ties.

       Entree selections range in menu price from $5.75 to $18.95 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.00 per person. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 84% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 16%.

       Spageddies Italian Kitchen

       Spageddies restaurants are casual, full-service, moderately-priced, family oriented Italian restaurants featuring rotisserie chicken, steak and pasta entrees, salads, pizza, appetizers and desserts with a full-service bar. Spageddies restaurants feature an exhibition kitchen, a wood-burning pizza oven, booth and table seating, and prominent displays of peppers, parmesan and tomatoes. Service personnel are dressed casually in blue jeans and white shirts to reinforce the casual and informal environment.

       Entree selections range in menu price from $4.25 to $11.50, with the average revenue per meal, including alcoholic beverages, approximating $9.50 per person. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 91% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 9%.

       On The Border Cafes

       On The Border restaurants are full-service, casual Tex-Mex theme restaurants featuring Southwest mesquite-grilled specialties and traditional Tex-Mex entrees and appetizers served in generous portions at modest prices. On The Border restaurants feature an outdoor patio, a full-service bar, booth and table seating and brick and wood walls with a Southwest decor. On The Border restaurants also offer enthusiastic table service intended to minimize customer waiting time and facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.

       Entree selections range in menu price from $5.29 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $11.50 per person. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 75% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 25%.

       Cozymel's

       Cozymel's restaurants are casual, upscale authentic Yucatan restaurants featuring fish, chicken, beef and pork entrees, salads, appetizers, desserts and a full-service bar featuring a wide variety of specialty frozen beverages. Cozymel's restaurants offer an authentic "Yucatan vacation" atmosphere, which includes a souvenir shop and an outdoor patio. Service personnel are festively dressed in colorful T-shirts and black pants.

       Entree selections range in menu price from $4.99 to $12.99 with the average revenue per meal, including alcoholic beverages, approximately $11.75 per person. During the year ended June 28, 1995, food and non-alcoholic beverage sales constituted approximately 74% of the concept's total revenues, with alcoholic beverages accounting for the remaining 26%.

       Restaurant Locations

       At June 28, 1995, the Company's system of company-operated, joint venture and franchised units included 560 restaurants located in 45 states, Canada, Mexico, Singapore, Malaysia, Australia, Egypt, Puerto Rico, France and Indonesia. The Company's portfolio of restaurants is illustrated below:

                                          June 28, 1995
       Chili's:
         Company-Operated                      316
         Franchise                             108

       Grady's                                  44

       Macaroni Grill:
         Company-Operated                       50
         Franchise                               1

       Spageddies:
         Company-Operated                       12
         Franchise                               4

       On The Border:
         Company-Operated                       16
         Franchise                               5

       Cozymel's:
         Joint Venture                           3

       R&D Concept:
         Company-Operated                        1
                                  TOTAL        560

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

       The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data do not support a relocation. Since inception, the Company has closed only five restaurants, including two each in fiscal 1994 and 1995, which were performing below the Company's standards primarily due to declining trading-area demographics. These and future closings will be key to a successful reallocation of resources to the stronger performing stores.

       The following table illustrates the system-wide restaurants either opened or acquired in fiscal 1995 and the planned openings in fiscal 1996:

                                             Restaurant Openings
                            Fiscal 1995     Fiscal 1995         Fiscal 1996
                              Openings    Net Acquisitions   Projected Openings

       Chili's:
         Company-Operated       36               3                 35-38
         Franchise              30              (5)                30-35

       Grady's                  11              (1)                  6

       Macaroni Grill:
         Company-Operated       16               0                  20
         Franchise               0               0                   1

       Spageddies:
         Company-Operated        6               0                   4
         Franchise               4               0                  4-6

       On The Border:
         Company-Operated        2               0                  10
         Franchise               0              (2)                  1

       Cozymel's                 2               0                  10

                   TOTAL       107              (5)               121-131

       The restaurants acquired by the Company in fiscal 1995 relate to four Chili's restaurants located in Florida and Georgia which were acquired on August 3, 1994, from a franchisee in exchange for 505,930 shares of Company common stock. The Cozymel's restaurants opened in fiscal 1995 were opened by a joint venture in which an affiliate of the Company owned a fifty percent (50%) interest. Subsequent to the end of fiscal 1995, an affiliate of the Company acquired all of the outstanding stock in the unaffiliated entity owning the remaining fifty percent (50%) interest in the joint venture.

       The  Company  anticipates  that  some  of  the  fiscal  1996  projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company either leases the land, and pays for the building, furniture, fixtures and equipment from its own funds, or owns the land, building, furniture, fixtures and equipment. The Company's restaurant concept portfolio allows the Company to purchase multiple site locations, which offers the Company a competitive advantage in the real estate market.

       As of June 28, 1995, the Company has lease or purchase commitments for future construction of 39 Chili's, 11 Grady's, 22 Macaroni Grill, 13 Spageddies, 8 On The Border and 10 Cozymel's restaurant sites. The Company is currently in the process of completing the acquisition of sites for fiscal 1996 projected openings and locating sites for fiscal 1997 projected openings.

       The  following  table  illustrates  the  approximate  average   capital
       investment for a typical unit in our primary restaurant concepts:

             Chili's     Grady's   Macaroni Grill  Spageddies  On The Border  Cozymel's

Land        $650,000   $  800,000   $  900,000      $700,000   $  720,000   $  950,000
Building     975,000    1,075,000    1,100,000       925,000    1,025,000    1,100,000
Furniture &
 Equipment   430,000      510,000      510,000       500,000      610,000      690,000
Other         75,000       75,000       75,000        75,000       75,000       80,000

   TOTAL  $2,130,000   $2,460,000   $2,585,000    $2,200,000   $2,430,000   $2,820,000

       The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

       Joint Venture and Franchise Operations

       The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 28, 1995, 30 new Chili's and 4 Spageddies franchised restaurants were opened and two joint venture-owned Cozymel's restaurants were opened.

       During the past two years, the Company entered into an international franchise agreement, which will bring Chili's to Great Britain in the next 12 months. In fiscal 1995, the first Chili's restaurants opened in Egypt (July 1994), Australia (August 1994), Puerto Rico (September
       1994), France (February 1995) and Indonesia (May 1995).

       The Company intends to continue pursuing international expansion and is currently contemplating development in other countries. The
       Company has previously entered into joint venture agreements for research and development activities related to the testing of new restaurant concepts and typically has a 50% interest in such joint ventures, which interests are accounted for under the equity method. A typical joint venture or franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the annual gross sales of each restaurant. Future joint venture or franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

       At June 28, 1995, 29 total joint venture or franchise development agreements existed. The Company anticipates that an additional 30-35 franchised Chili's, 4-6 franchised Spageddies, one franchised Macaroni Grill, and one franchised On The Border restaurants will be opened during fiscal 1996.

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

       Advertising and Marketing

       The Company's concepts generally focus on the 18 to 54 year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, the Company relies primarily on television, radio, direct mail advertising and word-of-mouth information communicated by customers. In addition, the Company has added a new dimension to in-store marketing with our Frequent Diner Program. Currently offered at Chili's retaurants, the program rewards customer loyalty by issuing points with each purchase that are redeemable for meals, hotel stays and travel.

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

       Employees

       At June 28, 1995, the Company employed approximately 37,500 persons, of whom approximately 750 were corporate personnel, 2,250 were restaurant managers or trainees and 34,500 were employed in non-management restaurant positions. Of the 750 corporate employees, 300 were in management positions and approximately 450 were general office employees. The executive officers of the Company have an average of more than 20 years of experience in the restaurant industry.

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

       Service Marks

       The Company has registered, among other marks, "Brinker International", "Chili's", "Grady's", "Romano's Macaroni Grill", "Spageddies", "Spageddies Italian Italian Food", and "On The Border" as service marks with the United States Patent and Trademark Office. In addition, the Company has service mark applications pending for "Grady's American Grill", "Spageddies Italian Kitchen" and "Cozymel's".

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

Item 2.     PROPERTIES.

       The  following  table  illustrates   the  approximate  average   dining
       capacity for each prototypical unit in primary restaurant concepts:

                Chili's    Grady's  Macaroni Grill   Spageddies   On The Border    Cozymel's

Square Feet      6,000      7,000        7,300         6,200          7,500         10,500
Dining Seats    215-230    235-245      235-245       220-230        275-300        320-360
Dining Tables    50-60      50-60        65-75         50-60          60-70          70-85

       Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 28, 1995, the Company owned the land and/or building for 298 of the 439 Company-operated restaurants. The Company has closed five restaurants since inception and considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

       The  Company  leases  warehouse  space  totalling  approximately 39,100 square feet in Dallas, Texas, which it uses for menu development activity and for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. In March 1992, the Company leased additional office space for the expansion of its corporate headquarters. This additional office lease was expanded in July 1994 and currently includes approximately 46,400 square feet of office space.

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

       Fiscal year ended June 28, 1995:

       First Quarter          25 7/8            20 1/2
       Second Quarter         24 3/8            16 1/2
       Third Quarter          20 5/8            16 1/8
       Fourth Quarter         17 1/2            14 7/8

       Fiscal year ended June 29, 1994:

       First Quarter          26 1/2            22 1/6
       Second Quarter         30 2/3            25 2/3
       Third Quarter          33 1/3            26 5/6
       Fourth Quarter         31 1/2            20 3/8

       On March 9, 1994, the Company declared a stock split, effected in the form of a 50% stock dividend ("Stock Dividend") to shareholders of record on March 21, 1994, payable March 30, 1994. Stock prices in the preceding table have been restated to reflect the Stock Dividend.

       As of September 1, 1995, there were 2,372 holders of record of the Company's Common Stock.

       The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

Item 6.     SELECTED FINANCIAL DATA.

       "Selected Financial Data" on page 53 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 54 through 57 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Item 14(a)(1).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to the Company's directors (including those officers who are directors) is incorporated herein by reference from pages 4 through 8 of the Company's Proxy Statement dated September 26, 1995, for the annual meeting of shareholders on November 2, 1995.

Item 11.    COMPENSATION INFORMATION.

        "Executive Compensation" on pages 8 through 10 of the Company's Proxy Statement dated September 26, 1995, for the annual meeting of
        shareholders  on   November  2,  1995,   is  incorporated  herein   by
        reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 26, 1995, for the annual meeting of shareholders on November 2, 1995, are incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

        (a)  (1) Financial Statements.

        Reference is made to the Index to Financial Statements attached hereto on page 15 for a listing of all financial statements
        incorporated  herein  from   the  Company's  1995  Annual   Report  to
        Shareholders.

        (a)  (3)  Exhibits.

        Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

        (b)  Reports on Form 8-K

        The Company was not required to file a current report on Form 8-K during the three months ended June 28, 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRINKER INTERNATIONAL, INC.,
                                    a Delaware corporation



                                    By: /Debra L. Smithart
                                       Debra L. Smithart, Executive Vice
                                       President - Chief Financial Officer


Dated: September 22, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 22, 1995


         Name                                      Title



 /Ronald A. McDougall                     President, Chief Executive
Ronald A. McDougall                       Officer and Director
                                          (Principal Executive Officer)

 /Debra L. Smithart                       Executive Vice President -  Chief
Debra L. Smithart                         Financial Officer and Director
                                          (Principal Financial  and Accounting
                                          Officer)

 /Norman E. Brinker                       Chairman of the Board
Norman E. Brinker


 /Creed L. Ford, III                      Director
Creed L. Ford, III


 /F. Lane Cardwell, Jr.                   Director
F. Lane Cardwell, Jr.


 /Roger F. Thomson                        Director
Roger F. Thomson


 /Jack W. Evans, Sr.                      Director
Jack W. Evans, Sr.


                                          Director
Rae F. Evans


 /J.M. Haggar, Jr.                        Director
J.M. Haggar, Jr.


                                          Director
Ray L. Hunt


                                          Director
J. Ira Harris


                                          Director
Frederick S. Humphries


                                          Director
James E. Oesterreicher


                                          Director
William F. Regas


 /Roger T. Staubach                       Director
Roger T. Staubach


                         INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                                  1995 Annual
                                                                  Report Page

Independent Auditors' Report                                           73

Consolidated Balance Sheets -

     June 28, 1995 and June 29, 1994                                  58-59

Consolidated Statements of Income -
     Years Ended June 28, 1995, June 29, 1994
     and June 30, 1993                                                 60

Consolidated Statements of Shareholders'
     Equity - Years Ended June 28, 1995,
     June 29, 1994 and June 30, 1993                                   61

Consolidated Statements of Cash Flows -
     Years Ended June 28, 1995, June 29, 1994
     and June 30, 1993                                                62-63

Notes to Consolidated Financial Statements                            64-72

      All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
                               INDEX TO EXHIBITS

Exhibit

 3(a)   Certificate of Incorporation of the registrant, as amended. (1)

 3(b)   Bylaws of the registrant. (1)

10(a)   Registrant's 1983 Incentive Stock Option Plan. (3)

10(b) Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (1)

10(c)   Registrant's 1992 Incentive Stock Option Plan. (1)

13      1995 Annual Report to Shareholders. (4)

21      Subsidiaries of the registrant. (1)

23      Independent Auditors' Consent. (1)

27      Financial Data Schedule. (5)

99      Proxy Statement of registrant dated September 26, 1995. (4)


(1)     Filed herewith.

(2) Filed as an exhibit to Registration Statement No. 2-87736 on Form S-1 and incorporated herein by reference.

(3) Filed as an exhibit to report on Form 10-K for year ended June 30, 1990 and incorporated herein by reference.

(4)     Portions filed herewith, to the extent indicated herein.

(5)     Filed with EDGAR version.



                                 EXHIBIT 3(a)

                CERTIFICATE OF INCORPORATION OF THE REGISTRANT,
                                  AS AMENDED

                         CERTIFICATE OF INCORPORATION
                                      OF
                                 CHILI'S, INC.


      FIRST.  The name of the Corporation is Chili's, Inc.

      SECOND. The address of the Corporation's registered office in the State of Delaware is No. 100 West Tenth Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

      THIRD. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

      FOURTH. The total number of shares of capital stock of that the Corporation shall have the authority to issue is 21,000,000 shares, consisting of 20,000,000 shares of Common Stock with a par value of $0.10 per share (the "Common Stock") and 1,000,000 shares of Preferred Stock with a par value of $1.00 per share (the "Preferred Stock").

      Each holder of Common Stock shall at every meeting of stockholders be entitled to one vote in person or by proxy for each share of Common Stock held by the stockholder.

      Shares of Preferred Stock may be issued from time to time in one or more series, each such series to have such distinctive designation or title as may be fixed by the Board of Directors prior to the issuance of any shares thereof. Each such series shall have such voting powers and such preferences and relative, participating, optional, or other special rights, with such qualifications, limitations, or restrictions of such preferences or rights as shall be stated in the resolution or resolutions providing for the issue of such series of Preferred Stock adopted from time to time by the Board of Directors prior to the issuance of any shares thereof, in accordance with the laws of the State of Delaware. Each share of any series of Preferred Stock shall be identical with all other shares of such series, except as to the date from which accumulated preferred dividends, if any, shall be cumulative.

      FIFTH. The number of directors of the Corporation shall be fixed in the manner provided in the Bylaws of the Corporation, and until changed in the manner provided in the Bylaws shall be seven, and the names and mailing addresses of the persons who are to serve as directors until the first annual meeting of stockholders or until their successors are elected and qualified are as follows:

      Name                                      Address

Norman Brinker                            8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Jack A. Lavine                            8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Larry Lavine                              8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Robert Hefner                             8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Ron McDougall                             8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Chuck Haines                              8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

Jack Evans                                8350 Meadow Road; Suite 286
                                          Dallas, Texas 75231

      SIXTH.   In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of the Corporation shall have the power to adopt, amend, or repeal the Bylaws of the Corporation.

      SEVENTH.   The name and address of  the incorporator is William R. Hays,
III, 1500 Diamond Shamrock Tower, Dallas, Texas 75201.

      EIGHTH. The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

      The undersigned, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, does make this certificate, hereby declaring and certifying that this is his act and deed and the facts herein stated are true, and accordingly has hereunto set his hand this 29th day of September, 1983.



                                       /William R. Hays, III
                                    William R. Hays, III


THE STATE OF TEXAS      (
                        (
COUNTY OF DALLAS        (

      BE IT REMEMBERED that on this 29th day of September, 1983 personally came before me, a Notary Public for the State of Texas, William R. Hays, III, the person who signed the foregoing Certificate of Incorporation, known to me personally to be such, and acknowledged the said Certificate to be his act and deed and that the facts therein stated are true.

      GIVEN UNDER MY HAND AND SEAL of office the day and year aforesaid.

      [S E A L]

                                      /Florence Owens
                                    Notary Public in and for the State of
                                    Texas
My Commission Expires:

   3-11-84                            Florence Owens
                                    (Print name of Notary here)



                          CERTIFICATE OF AMENDMENT OF
                        CERTIFICATE OF INCORPORATION OF
                                 CHILI'S, INC.


      Chili's, Inc., a corporation duly organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

      FIRST: That the Board of Directors of the Corporation, acting at a special meeting duly called and held on August 12, 1986, duly adopted resolutions (i) setting forth a proposed amendment to the Corporation's Certificate of Incorporation consisting of a new Article Ninth of the Certificate of Incorporation, (ii) declaring the advisability of such amendment, and (iii) directing that such amendment be submitted for consideration by the stockholders at the Annual Meeting of Stockholders of the Corporation to be held on October 28, 1986.

      SECOND: That thereafter, pursuant to resolutions of the Corporation's Board of Directors, the Annual Meeting of Stockholders of the Corporation was duly called and held on October 28, 1986, at which meeting holders of a majority of the outstanding shares of capital stock of the Corporation entitled to vote on the proposed amendment voted in favor of the following amendment to the Certificate of Incorporation of the Corporation:

            "NINTH. No director shall be liable to the Corporation or its stockholders for monetary damages for a breach of fiduciary duty, provided that this Section shall not eliminate or limit the liability of a Director (i) for any breach of the Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which such Director derived an improper personal benefit."

      THIRD:  That  such  amendment  was  duly  adopted  in   accordance  with
provisions of Section 242 of the General Corporation Law of the State of Delaware.

      FOURTH:   That the capital  of the  Corporation will not  be reduced  by reason of such amendment.

      IN WITNESS WHEREOF, Chili's, Inc. has caused its corporate seal to be affixed hereto and this Certificate to be signed by Norman E. Brinker, its Chairman of the Board and attested by Richard Spellman, its Secretary, this 5th day of November, 1986.

                                    CHILI'S, INC.


                                     /Norman E. Brinker
                                    Norman E. Brinker, Chairman of the Board

ATTEST:


/Richard Spellman
Richard Spellman, Secretary


THE STATE OF TEXAS      (
                        (
COUNTY OF DALLAS        (

      BEFORE ME, the undersigned, a Notary Public, on this day personally appeared Norman E. Brinker, known to me to be the person and officer whose name is subscribed to the foregoing instrument and acknowledged to me that the same was the act of Chili's, Inc., a corporation, and that he has executed the same as the act of such corporation for the purposes therein expressed, and in the capacity therein stated.

      GIVEN UNDER MY HAND AND SEAL of office this 5th day of November, 1986.

      [S E A L]

                                      /Barbara L. Mahoney
                                    Notary Public in and for the State of
                                    Texas
My Commission Expires:

   12/27/87                           Barbara L. Mahoney
                                    (Print name of Notary here)



                        CERTIFICATE OF AMENDMENT TO THE
                        CERTIFICATE OF INCORPORATION OF
                     CHILI'S, INC., A DELAWARE CORPORATION

      Pursuant to the provisions of Section 242 of the General Corporation Law of the State of Delaware, Chili's, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

      FIRST: That the Board of Directors of the Corporation, at a meeting of the Board of Directors, adopted resolutions setting forth and declaring advisable the following proposed amendments to the Certificate of Incorporation of the Corporation. The pertinent part of the resolutions setting forth the amendments is as follows:

            Article First of the Certificate of Incoropration shall be amended to read in its entirety as follows:

                  "FIRST.  The name  of the Corporation is Brinker
            International, Inc."

            The first paragraph of Article Fourth of the Certificate of Incorporation shall be amended to read in its entirety as follows:

                  "FOURTH.  The total  number of shares of capital
            stock that the Corporation shall have the authority to issue is 51,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of $.10 per share (the "Common Stock") and 1,000,000 shares of Preferred Stock with a par value of $1.00 per share (the "Preferred Stock").

      SECOND: That thereafter, pursuant to resolution of the Board of Directors, the proposed amendments were submitted to the stockholders of the Corporation, and the necessary number of shares as required by statute was voted in favor of the amendments.

      THIRD: That said amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

      FOURTH: In accordance with Section 103(d) of the General Corporation Law of the State of Delaware, this amendment shall not become effective until 5:00 p.m. (Delaware time) on May 9, 1991, at which time this amendment shall become effective.

      IN WITNESS WHEREOF, the Corporation has caused this Certificate of Amendment to its Certificate of Incorporation to be executed this 9th day of May, 1991.

                                    CHILI'S, INC., a Delaware corporation


                                    By:/Ronald A. McDougall
                                       Ronald A. McDougall, President and
                                       Chief Operating Officer



ATTEST:


/Robert L. Callaway
Robert L. Callaway, Secretary

STATE OF TEXAS    (
                  (
COUNTY OF DALLAS  (

      BEFORE ME, the undersigned, on this day personally appeared RONALD A. McDOUGALL and ROBERT L. CALLAWAY, known to me to be the persons whose names are subscribed to the foregoing instrument and acknowledged to me that they executed the same for the purposes and consideration therein expressed.

      GIVEN UNDER MY HAND AND SEAL of office this 9th day of May, 1991.

      [S E A L]

                                      /Rebecca E. Keck
                                    Notary Public in and for the State of
                                    Texas

My Commission Expires:              Printed or Stamped Name:

   June 27, 1993                      Rebecca E. Keck


                        CERTIFICATE OF AMENDMENT TO THE
                        CERTIFICATE OF INCORPORATION OF
                         BRINKER INTERNATIONAL, INC.,
                            A DELAWARE CORPORATION

      Pursuant to the provisions of Section 242 of the General Corporation Law of the State of Delaware, Brinker International, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

      FIRST: That the Board of Directors of the Corporation, at a meeting of the Board of Directors, adopted resolutions setting forth and declaring advisable the following proposed amendment to the Certificate of Incorporation of the Corporation. The pertinent part of the resolution setting forth the amendment is as follows:

            The first paragraph of Article Fourth of the Certificate of Incorporation shall be amended to read in its entirety as follows:

                  "FOURTH.  The total  number of shares of capital
            stock that the Corporation shall have the authority to issue is 101,000,000 shares, consisting of 100,000,000 shares of common stock with a par value of $.10 per share (the "Common Stock") and 1,000,000 shares of Preferred Stock with a par value of $1.00 per share (the "Preferred Stock").

      SECOND: That thereafter, pursuant to resolution of the Board of Directors, the proposed amendment was submitted to the stockholders of the Corporation, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, and the necessary number of shares as required by statute was voted in favor of the amendment.

      THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

      IN WITNESS WHEREOF, the Corporation has caused this Certificate of Amendment to its Certificate of Incorporation to be executed this 5th day of November, 1993.

                                    BRINKER INTERNATIONAL, INC.,
                                    a Delaware corporation



                                    By:/Ronald A. McDougall
                                       Ronald A. McDougall, President and
                                       Chief Operating Officer

ATTEST:


/Roger F. Thomson
Roger F. Thomson, Secretary



                        CERTIFICATE OF AMENDMENT TO THE
                        CERTIFICATE OF INCORPORATION OF
                         BRINKER INTERNATIONAL, INC.,
                            A DELAWARE CORPORATION

      Pursuant to the provisions of Section 242 of the General Corporation Law of the State of Delaware, Brinker International, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

      FIRST: That the Board of Directors of the Corporation, at a meeting of the Board of Directors, adopted resolutions setting forth and declaring advisable the following proposed amendment to the Certificate of Incorporation of the Corporation. The pertinent part of the resolution setting forth the amendment is as follows:

            The first paragraph of Article Fourth of the Certificate of Incorporation shall be amended to read in its entirety as follows:

                  "FOURTH.  The total  number of shares of capital
            stock that the Corporation shall have the authority to issue is 251,000,000 shares, consisting of 250,000,000 shares of common stock with a par value of $.10 per share (the "Common Stock") and 1,000,000 shares of Preferred Stock with a par value of $1.00 per share (the "Preferred Stock").

      SECOND: That thereafter, pursuant to resolution of the Board of Directors, the proposed amendment was submitted to the stockholders of the Corporation, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, and the necessary number of shares as required by statute was voted in favor of the amendment.

      THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

      IN WITNESS WHEREOF, the Corporation has caused this Certificate of Amendment to its Certificate of Incorporation to be executed this 4th day of November, 1994.

                                    BRINKER INTERNATIONAL, INC.,
                                    a Delaware corporation


                                    By:/Ronald A. McDougall
                                       Ronald A. McDougall, President and
                                       Chief Operating Officer

ATTEST:


/Roger F. Thomson
Roger F. Thomson, Secretary



                                 EXHIBIT 3(b)

                             BYLAWS OF REGISTRANT

                                   ARTICLE I

                                    OFFICES

      Section 1.  Registered Office.      The   registered   office   of   the
Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

      Section 2. Other Offices. The Corporation may also have offices at such other place or places, both within and without the State of Delaware, as the Board of Directors may from time to time determine or the business of the Corporation may require.

                                  ARTICLE II

                            MEETING OF SHAREHOLDERS

      Section 1. Place of Meetings. All meetings of the shareholders for the election of directors shall be held in the City of Dallas, State of Texas, at such place within such city as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of shareholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

      Section 2. Annual Meetings. Annual meetings of shareholders, shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, including the first week of November of each fiscal year, at which meeting the shareholders shall elect by a plurality vote the Board of Directors and transact such other business as may be properly brought before the meeting.

      Section 3. Notice of Annual Meetings. Written notice of the annual meeting, stating the place, date and hour of the meeting, shall be given to each shareholder of record entitled to vote at such meeting not less than ten or more than 60 days before the date of the meeting.

      Section 4. Special Meetings. Special meetings of the shareholders for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called at any time by order of the Board of Directors and shall be called by the Chairman of the Board, the President or the Secretary at the request in writing of a majority of the Board of Directors. Such requests shall state the purpose or purposes of the proposed special meeting. Business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

      Section 5. Notice of Special Meetings. Written notice of a special meeting, stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given to each shareholder of record entitled to vote at such meeting not less than ten nor more than 60 days before the date of the meeting.

      Section 6. Quorum. Except as otherwise provided by statute or the Certificate of Incorporation, the holders of stock having a majority of the voting power of the stock entitled to be voted thereat, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the shareholders. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time without notice (other than announcement at the meeting at which the adjournment is taken of the time and place of the adjourned meeting) until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

      Section 7. Organization. At each meeting of the shareholders, the Chairman of the Board or the President, determined as provided in Article V of these Bylaws, or if those officers shall be absent therefrom, another officer of the Corporation chosen as chairman present in person or by proxy and entitled to vote thereat, or if all the officers of the Corporation shall be absent therefrom, a shareholder holding of record shares of stock of the Corporation so chosen, shall act as chairman of the meeting and preside thereat. The Secretary, or if he shall be absent from such meeting or shall be required pursuant to the provisions of this Section 7 to act as chairman of such meeting, the person (who shall be an Assistant Secretary, if an Assistant Secretary shall be present thereat) whom the chairman of such meeting shall appoint, shall act as secretary of such meeting and keep the minutes thereof.

      Section 8. Voting. Except as otherwise provided in the Certificate of Incorporation, each shareholder shall, at each meeting of the shareholders, be entitled to one vote in person or by proxy for each share of stock of the Corporation held by him and registered in his name on the books of the Corporation on the date fixed pursuant to the provisions of Section 5 of
Article VII of these Bylaws as the record date for the determination of shareholders who shall be entitled to notice of and to vote at such meeting. Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held directly or indirectly by the Corporation, shall not be entitled to vote. Any vote by stock of the Corporation may be given at any meeting of the shareholders by the shareholder entitled thereto, in person or by his proxy appointed by an instrument in writing subscribed by such shareholder or by his attorney thereunto duly authorized and delivered to the Secretary of the Corporation or to the secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date, unless said proxy shall provide for a longer period. Each proxy shall be revocable unless expressly provided therein to be irrevocable and unless otherwise made irrevocable by law. At all meetings of the shareholders all matters, except where other provision is made by law, the Certificate of Incorporation or these Bylaws, shall be decided by the vote of a majority of the votes cast by the shareholders present in person or by proxy and entitled to vote thereat, a quorum being present. Unless demanded by a shareholder of the Corporation present in person or by proxy at any meeting of the shareholders and entitled to vote thereat, or so directed by the chairman of the meeting, the vote thereat on any question other than the election or removal of directors need not be by written ballot. Upon a demand of any such shareholder for a vote by written ballot on any question or at the direction of such chairman that a vote by written ballot be taken on any question, such vote shall be taken by written ballot. On a vote by written ballot, each ballot shall be signed by the shareholder voting, or by his proxy, if there be such a proxy, and shall state the number of shares voted.

      Section 9. List of Shareholders. It shall be the duty of the Secretary or other officer of the Corporation who shall have charge of its stock ledger, either directly or through another officer of the Corporation designated by him or through a transfer agent appointed by the Board of Directors, to prepare and make, at least ten days before every meeting of the shareholders, a complete list of the shareholders entitled to vote thereat, arranged in alphabetical order, and showing the address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to said meeting, either at a place within the city where said meeting is to be held, which place shall be specified in the notice of said meeting, or, if not so specified, at the place where said meeting is to be held. The list shall also be produced and kept at the time and place of said meeting during the whole time thereof, and may be inspected by any shareholder of record who shall be present thereat. The stock ledger shall be the only evidence as to who are the shareholders entitled to examine the stock ledger, such list or the books of the Corporation, or to vote in person or by proxy at any meeting of shareholders.

      Section 10. Inspectors of Votes. At each meeting of the shareholders, the chairman of such meeting may appoint up to two Inspectors of Votes to act thereat, unless the Board of Directors shall have theretofore made such appointments. Each Inspector of Votes so appointed shall first subscribe an oath or affirmation faithfully to execute the duties of an Inspector of Votes at such meeting with strict impartiality and according to the best of his ability. Such Inspectors of Votes, if any, shall take charge of the ballots, if any, at such meeting and after the balloting thereat on any question shall count the ballots cast thereon and shall make a report in writing to the secretary of such meeting of the results thereof. An Inspector of Votes need not be a shareholder of the Corporation, and any officer of the Corporation may be an Inspector of Votes on any question other than a vote for or against his election to any position with the Corporation or on any other question in which he may be directly interested.

      Section 11. Action Without a Meeting. Any action required to be taken at any annual or special meeting of shareholders of the Corporation, or any action which may be taken at any annual or special meeting of shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes (determined as of the record date of such consent) that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereat were present and voted. The record date of a written consent shall be determined by the Board of Directors and shall be not later than 10 days after the date on which a shareholder gives notice to the Board of Directors of (i) the proposed action to be taken by consent and (ii) the date on which the first written consent to take such action has been executed. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those shareholders owning shares as of the record date who have not consented in writing.

                                  ARTICLE III

                              BOARD OF DIRECTORS

      Section 1. Powers. The business and affairs of the Corporation shall be managed by its Board of Directors, which shall have and may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute, the Certificate of Incorporation or these Bylaws directed or required to be exercised or done by the shareholders.

      Section 2. Number, Qualification and Term of Office. The number of directors which shall constitute the whole Board of Directors shall not be less than one nor more than fifteen. The number of directors which shall constitute the whole Board of Directors which shall constitute the whole Board of Directors shall be determined by resolution of the Board of Directors or by the shareholders at any annual or special meeting or otherwise pursuant to action of the shareholders. Directors need not be shareholders. The directors shall be elected at the annual meeting of the shareholders, except as provided in Sections 4 and 5 of this Article III, and each director elected shall hold office until the annual meeting next after his election and until his successor is elected and qualified, or until his death or retirement or until he shall resign or shall be removed in the manner hereinafter provided.

      Section 3. Resignation. Any director may resign at any time by giving written notice of his resignation to the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time when it shall become effective shall not be specified therein, then it shall take effect immediately upon its receipt by the Secretary. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

      Section 4. Removal of Directors. Any director may be removed, either with or without cause, at any time, by the affirmative vote of a majority in voting interest of the shareholders of record of the Corporation entitled to vote, given at any annual or special meeting of the shareholders called for that purpose. The vacancy in the Board of Directors caused by any such removal may be filled by the shareholders at such meeting or, if not so filled, by the Board of Directors as provided in Section 5 of this Article III.

      Section 5. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the annual meeting next after their election and until their successors are elected and qualified, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute.

                      MEETINGS OF THE BOARD OF DIRECTORS

      Section 6.  Place of Meetings.      The  Board  of   Directors  of   the
Corporation may hold meetings, both regular and special, either within or without the State of Delaware.

      Section 7. Annual Meetings. The first meeting of each newly elected Board of Directors shall be held immediately following the annual meeting of shareholders and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held immediately following the annual meeting of shareholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors.

      Section 8. Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board of Directors.

      Section 9. Special Meetings; Notice. Special meetings of the Board of Directors may be called by the Chairman of the Board, President or
Secretary  on 24  hours'  notice to  each director,  either  personally or  by telephone or by mail, telegraph, telex, cable, wireless or other form of recorded communication; special meetings shall be called by the Chairman of the Board, President or Secretary in like manner and on like notice on the written request of two directors. Notice of any such meeting need not be given to any director, however, if waived by him in writing or by telegraph, telex, cable, wireless or other form of recorded communication, or if he shall be present at such meeting.

      Section 10. Quorum and Manner of Acting. At all meetings of the Board of Directors, a majority of the directors at the time in office shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

      Section 11. Remuneration. Unless otherwise expressly provided by resolution adopted by the Board of Directors, none of the directors shall, as such, receive any stated remuneration for his services; but the Board of Directors may at any time and from time to time by resolution provide that a specified sum shall be paid to any director of the Corporation, either as his annual remuneration as such director or member of any committee of the Board of Directors or as remuneration for his attendance at each meeting of the Board of Directors or any such committee. The Board of Directors may also likewise provide that the Corporation shall reimburse each director for any expenses paid by him on account of his attendance at any meeting. Nothing in this Section 11 shall be construed to preclude any director from serving the Corporation in any other capacity and receiving remuneration thereof.

                            COMMITTEES OF DIRECTORS

      Section 12. Executive Committee; How Constituted and Powers.      T h e
Board of Directors may, in its discretion, by resolution passed by a majority of the whole Board of Directors, designate an Executive Committee consisting of one or more of the directors of the Corporation. Subject to the provisions of Section 141 of the General Corporation Law of the State of Delaware, the Certificate of Incorporation, and these Bylaws, the Executive Committee shall have and may exercise, when the Board of Directors is not in session, all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and shall have the power to authorize the seal of the Corporation to be affixed to all papers which may require it; but the Executive Committee shall not have the power to amend the Certificate of Incorporation (except that the Executive Committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors as provided in the Delaware General Corporation Law, fix the designations and any of the preferences or rights of such shares relating to dividends, redemptions, dissolution, any distribution of assets of the Corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation or fix the number of shares of any series of stock or authorize the increase or decrease of the shares or any series), to fill vacancies in the Board of Directors or the Executive Committee, to adopt an agreement of merger or consolidation under Section 251 or 252 of the Delaware General Corporation Law, to recommend to the shareholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, to recommend to the shareholders a dissolution of the Corporation or a revocation of a dissolution, or to amend the Bylaws of the Corporation. Except as otherwise provided herein or in the Corporation's Certificate of Incorporation, the Executive Committee shall have the power and authority to authorize the issuance of common stock and grant and authorize options and other rights with respect to such issuance, to declare a dividend, to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law, and to fill vacancies in any other committee of directors elected or approved by officers of the Corporation. The Board of Directors shall have the power at any time, by resolution passed by a majority of the whole Board of Directors, to change the membership of the Executive Committee, to fill all vacancies in it, or to dissolve it, with or without cause.

      Section 13. Organization. The Chairman of the Executive Committee, to be selected by the Board of Directors, shall act as chairman at all meetings of the Executive Committee and the Secretary shall act as secretary thereof. In case of the absence from any meeting of the Executive Committee of the Chairman of the Executive Committee or the Secretary, the Executive Committee may appoint a chairman or secretary, as the case may be, of the meeting.

      Section 14. Meetings. Regular meetings of the Executive Committee, of which no notice shall be necessary, may be held on such days and at such places, within or without the State of Delaware, as shall be fixed by resolution adopted by a majority of the Executive Committee and communicated in writing to all its members. Special meetings of the Executive Committee shall be held whenever called by the Chairman of the Executive Committee or a majority of the members of the Executive Committee then in office. Notice of each special meeting of the Executive Committee shall be given by mail, telegraph, telex, cable, wireless or other form of recorded communication or be delivered personally or by telephone to each member of the Executive Committee not later than the day before the day on which such meeting is to be held. Notice of any such meeting need not be given to any member of the
Executive Committee, however, if waived by him in writing or by telegraph, telex, cable, wireless or other form of recorded communication, or if he shall be present at such meeting; and any meeting of the Executive Committee shall be a legal meeting without any notice thereof having been given, if all the members of the Executive Committee shall be present thereat. Subject to the provisions of this Article III, the Executive Committee, by resolution adopted by a majority of the whole Committee, shall fix its own rules of procedure.

      Section 15. Quorum and Manner of Acting. A majority of the Executive Committee shall constitute a quorum for the transaction of business, and the act of a majority of those present at a meeting thereof at which a quorum is present shall be the act of the Committee.

      Section 16. Other Committees. The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board of Directors, designate one or more other committees consisting of one or more directors of the Corporation, which, to the extent provided in said resolution or resolutions, shall have and may exercise, subject to the provisions of Section 141 of the General Corporation Law of the State of Delaware, the Certificate of Incorporation and these Bylaws, the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and shall have the power to authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power to fill vacancies in the Board of Directors, the Executive Committee or any other committee or in their respective membership, appoint or remove officers of the Corporation, or authorize the issuance of shares of the capital stock of the corporation except that such a committee may, to the extent provided in said resolutions, grant and authorize options and other rights with respect to the common stock of the Corporation pursuant to and in accordance with any plan approved by the Board of Directors. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. A majority of all the members of any such committee may determine its action and fix the time and place of its meetings and specify what notice thereof, if any, shall be given, unless the Board of Directors shall otherwise provide. The Board of Directors shall have power to change the members of any such committee at any time to fill vacancies, and to discharge any such committee, either with or without cause, at any time.

      Section 17. Alternate Members of Committees. The Board of Directors may designate one or more directors as alternate members of the Executive Committee or any other committee, who may replace any absent or disqualified member at any meeting of the committee, or if none be so appointed, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

      Section 18.       Minutes of Committees.  Each   committee  shall   keep
regular minutes of its meetings and proceedings and report the same to the Board of Directors at the next meeting thereof.

                                    GENERAL

      Section 19. Actions Without a Meeting. Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or the committee.

      Section 20. Presence at Meetings by Means or Communications Equipment. Members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 20 shall constitute presence in person at such meeting.

                                  ARTICLE IV

                                    NOTICES

      Section 1. Type of Notice. Whenever, under the provisions of the statutes, the Certificate of Incorporation or these Bylaws, notice is required to be given to any director or shareholder, it shall not be construed to mean personal notice, but such notice may be given in writing, in person or by mail, addressed to such director or shareholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given in any manner permitted by Article III hereof and shall be deemed to be given at the time when first transmitted by the method of communication so permitted.

      Section 2. Waiver of Notice. Whenever any notice is required to be given under the provisions of the statutes, the Certificate of Incorporation or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto, and transmission of a waiver of notice by a director or shareholder by mail, telegraph, telex, cable, wireless or other form of recorded communication may constitute such a waiver.

                                   ARTICLE V

                                   OFFICERS

      Section 1. Elected and Appointed Officers. The elected officers of the Corporation shall be a Chief Executive Officer, a President, one or more Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, with or without such descriptive titles as the Board of Directors shall deem appropriate, a Secretary and a Treasurer and, if the Board of Directors so elects, a Chairman of the Board (who shall be a director). The Board of Directors or the Executive Committee of the Board of Directors by resolution also may appoint one or more Assistant Vice Presidents, Assistant Treasurers, Assistant Secretaries, and such other officers and agents as from time to time may appear to be necessary or advisable in the conduct of the affairs of the Corporation.

      Section 2. Time of Election or Appointment. The Board of Directors at its annual meeting shall elect or appoint, as the case may be, the officers to fill the positions designated in or pursuant to Section 1 of this Article
V. Officers of the Corporation may also be elected or appointed, as the case may be, at any other time.

      Section 3. Salaries of Elected Officers. The salaries of all elected officers of the Corporation shall be fixed by the Board of Directors.

      Section 4. Term. Each officer of the Corporation shall hold his office until his successor is elected or appointed and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation. Any officer elected or appointed by the Board of Directors or the Executive Committee may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled by the Board of Directors or the appropriate committee thereof.

      Section 5. Chairman of the Board. The Chairman of the Board shall preside, if present, at all meetings of the Board of Directors and the shareholders and shall perform such other reasonable duties as may be prescribed from time to time by the Board of Directors or by the Bylaws.

      Section 6. Chief Executive Officer. The Chief Executive Officer shall have general supervision of the affairs of the Corporation and shall have general and active control of all its business. He shall preside, in the absence of the Chairman of the Board, at all meetings of shareholders. He shall see that all orders and resolutions of the Board of Directors and the shareholders are carried into effect. He shall have general authority to execute bonds, deeds, and contracts in the name of the Corporation and affix the corporation seal thereto; to sign stock certificates; to cause the employment or appointment of such officers, employees, and agents of the Corporation as the proper conduct of operations may require, and to fix their compensation, subject to the provisions of these Bylaws; to remove or suspend any employee or agent who was employed or appointed under his authority or under authority of an officer subordinate to him; to suspend for cause, pending final action by the authority that elected or appointed him, any officer subordinate to him; in coordination with the other officers and directors of the Corporation, to develop the Corporation's basic strategic and long-range plans, including marketing programs, expansion plans and financial structure; and, in general, to exercise all of the powers of authority usually appertaining to the chief executive officer of a corporation, except as otherwise provided in these Bylaws.

      Section 7. President. The President shall be the Chief Operating Officer of the Corporation and, as such, shall have, subject to review and approval of the Chief Executive Officer, the responsibility for the day-to-day operations of the Corporation.

      Section 8. Executive Vice Presidents. In the absence of the President or in the event of his inability or refusal to act, the Executive Vice President (or, if there be more than one, the Executive Vice Presidents in the order designated or, in the absence of any designation, in the order of their election) shall perform the duties of the President and, when so acting, shall have all of the powers of and be subject to all of the restrictions upon the President. The Executive Vice Presidents shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe. The officer in charge of finance, if one is so elected, shall also perform the duties and assume the responsibilities described in Section 14 of this Article for the Treasurer.

      Section 9. Senior Vice Presidents. In the absence of the Executive Vice President or in the event of his inability or refusal to act, the Senior Vice President (or, if there be more than one, the Senior Vice Presidents in the order designated or, in the absence of any designation, in the order of their election) shall perform the duties of the Executive Vice President and, when so acting, shall have all of the powers of and be subject to all of the restrictions upon the Executive Vice President. The Senior Vice Presidents shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, or the Chief Operating Officer may from time to time prescribe. The officer in charge of finance, if one is so elected, shall also perform the duties and assume the responsibilities described in Section 14 of this Article for the Treasurer.

      Section 10. Vice Presidents. In the absence of the Senior Vice President or in the event of his inability or refusal to act, the Vice President (or, if there be more than one, the Vice Presidents in the order designated or, in the absence of any designation, in the order of their election) shall perform the duties of the Senior Vice President and, when so acting, shall have all of the powers of and be subject to all of the restrictions upon the Senior Vice President. The Vice Presidents shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, or the Chief Operating Officer may from time to time prescribe. The officer in charge of finance, if one is so elected, shall also perform the duties and assume the responsibilities described in Section 14 of this Article for the Treasurer.

      Section 11. Assistant Vice Presidents. In the absence of a Vice President or in the event of his inability or refusal to act, the Assistant Vice President (or, if there be more than one, the Assistant Vice Presidents in the order designated or of their election or in such other manner as the Board of Directors shall determine) shall perform the duties and exercise the powers of that Vice President and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, the Chief Operating Officer, or the Vice President under whose supervision he is appointed may from time to time prescribe.

      Section 12. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of the shareholders and record all proceedings of such meetings in a book to be kept for that purpose and shall perform like duties for the Executive Committee or other standing committees when required. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of Directors and shall perform such other duties as may be prescribed by the Board of Directors or the Chief Executive Officer, under whose supervision he shall be. He shall have custody of the corporate seal of the Corporation and he, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it, and when so affixed, it may be attested by his signature or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall keep and account for all books, documents, papers, and records of the Corporation except those for which some other officer or agent is properly accountable. He shall have authority to sign stock certificates and shall generally perform all of the duties usually appertaining to the office of the secretary of a corporation.

      Section 13. Assistant Secretaries. In the absence of the Secretary or in the event of his inability or refusal to act, the Assistant Secretary (or, if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors or, if there be no such determination, in the order of their appointment) shall perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, or the Secretary may from time to time prescribe.

      Section 14. Treasurer. The Treasurer (or the Vice President in charge of finance, if one is so elected) shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board and the Board of Directors, at its regular meetings or when the Board of Directors so requires, an account of all of his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, he shall give the Corporation a bond (which shall be reviewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money, and other property or whatever kind in his possession or under his control belonging to the Corporation. The Treasurer shall perform such other duties as may be prescribed by the Board of Directors, the Chief Executive Officer, or any such officer in charge of finance.

      Section 15. Assistant Treasurers. The Assistant Treasurer or Assistant Treasurers shall assist the Treasurer and, in the absence of the Treasurer or in the event of his inability or refusal to act, the Assistant Treasurer (or if there be more than one, the Assistant Treasurers in the order determined by the Board of Directors or, if there is no such determination, in the order of their appointment), shall perform the duties and exercise the powers of the Treasurer, and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, or the Treasurer may from time to time prescribe.

                                  ARTICLE VI

                                INDEMNIFICATION

      Section 1. Actions Other Than by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or contemplated action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise (all of such persons being hereafter referred to in this Article as a "Corporate Functionary"), against expenses (including attorneys'
fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation or, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

      Section 2. Actions by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party to be made a party to any threatened, pending, or contemplated action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Corporate Functionary against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable to the Corporation, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

      Section 3.  Determination of Right to Indemnification.      Any
indemnification under Sections 1 or 2 of this Article VI (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 or 2 of this Article
VI. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the shareholders.

      Section 4. Right to Indemnification. Notwithstanding the other provisions of this Article VI, to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 or 2 of this Article VI, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney's fees) actually and reasonably incurred by him in connection therewith.

      Section 5. Prepaid Expenses. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the specific case, upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined he is entitled to be indemnified by the Corporation as authorized in this Article VI.

      Section 6. Other Rights and Remedies. The indemnification provided by this Article VI shall not be deemed exclusive of any other rights to which any person seeking indemnification may be entitled under any by-law, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

      Section 7. Insurance. Upon resolution passed by the Board of Directors, the Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article VI.

      Section 8. Mergers. For purposes of this Article VI, references to "the Corporation" shall include, in addition to the resulting or surviving corporation, constituent corporations (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article VI with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

                                  ARTICLE VII

                             CERTIFICATES OF STOCK

      Section 1. Right to Certificate. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by, the Chairman of the Board, the President or a Vice President, and the Secretary or an Assistant Secretary of the Corporation
certifying the number of shares owned by him in the Corporation. If the Corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in
Section 202 of the General Corporation Law of the State of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, a statement that the Corporation will furnish without charge to each shareholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

      Section 2. Facsimile Signatures. Any of or all the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

      Section 3. New Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation and alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate.

      Section 4. Transfers. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the Corporation, subject to any proper restrictions on transfer, to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

      Section 5. Record Date. In order that the Corporation may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be less than ten nor more than 60 days before the date of such meeting, nor more than 60 days prior to any other action. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

      Section 6. Registered Shareholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not provided by the laws of the State of Delaware.

                                 ARTICLE VIII

                              GENERAL PROVISIONS

      Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors (but not any committee thereof) at any regular meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.

      Section 2. Reserves. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in their absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

      Section 3. Annual Statement. The Board of Directors shall present at each annual meeting, and at any special meeting of the shareholders when called for by vote of the shareholders, a full and clear statement of the business and condition of the Corporation.

      Section 4.  Checks.     All checks or demands for money and notes of the
Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time prescribe.

      Section 5.  Fiscal Year.      The  fiscal year of  the Corporation shall
be determined by the Board of Directors.

      Section 6. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the word "Delaware". The seal may be used by causing it or a facsimile thereof to be impressed, affixed, reproduced or otherwise.

                                  ARTICLE IX

                                  AMENDMENTS

      These Bylaws may be altered, amended or repealed or new Bylaws may be adopted by the shareholders or by the Board of Directors at any regular meeting of the shareholders or the Board of Directors or at any special meeting of the shareholders or the Board of Directors if notice of such alteration, amendment, repeal or adoption of new Bylaws be contained in the notice of such special meeting.



                                 EXHIBIT 10(b)

                    REGISTRANT'S 1991 STOCK OPTION PLAN FOR
                    NON-EMPLOYEE DIRECTORS AND CONSULTANTS

                                 INTRODUCTION

      On May 15, 1991, the Board of Directors of Brinker International, Inc. (the "Company") adopted a program for granting non-qualified stock options to non-employee directors and consultants which is formalized by the following Stock Option Plan for Non-Employee Directors and Consultants (the "Plan"):

      1. PURPOSE. The purpose of the Plan is to provide directors of the Company who are not employees of the Company or its subsidiaries and certain consultants and advisors with a proprietary interest in the Company through the granting of options which will:

            A.    increase their interest in the Company's welfare;

            B. furnish them an incentive to continue their services for the Company; and

            C. provide a means through which the Company may attract able persons to serve on its Board of Directors and act as consultants or advisors.

      2.    ADMINISTRATION.  The Plan will be administered by the Committee.

      3. PARTICIPANTS. The directors of the Company who are not employees of the Company or its subsidiaries are to be granted options under the Plan. In addition, certain Consultants may be granted options under the Plan. Upon such grant, the optionees will become participants in the Plan.

      4. SHARES SUBJECT TO PLAN. Options may not be granted under the Plan for more than 337,500 shares of Common Stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be reoffered under the Plan.

      5. ALLOTMENT OF SHARES. As part of the overall compensation for directors of the Company, each eligible director, upon being elected to the Board of Directors shall elect to receive as partial compensation for serving on the Board of Directors either (a) an annual cash payment, (b) a grant of 12,000 stock options, or (c) a combination of stock options and cash, the total value of which is equal to the annual cash payment described in clause (a) above, provided that (i) such director receives at least Four Thousand (4,000) stock options and (ii) the value of a stock option for purposes of this clause (c) is equal to (A) the annual cash payment described in clause (a) above divided by (B) 12,000. If the director elects to receive stock options, they will be granted as of the 60th day (or if the 60th day is not a business day, on the first business day thereafter) following the date of the annual meeting of shareholders at which such director was elected to the Board of Directors (or, if such director was elected or appointed to the Board of directors other than at an annual meeting of shareholders, the election whether to receive stock options or cash shall be made at the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders and such Director shall receive a prorated portion of the annual cash compensation for the period from the date of election or appointment to the Board of Directors until the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders, and if any such Director elects to receive stock options, such options will be granted as of the 60th day following the date of the next annual meeting of shareholders). Members of the Board of Directors who have served on the Board of Directors for four years and are asked by the Nominating Committee to serve an additional four years, also shall be entitled to make the election described in the first sentence of this Section 5. Each of the non-employee directors of the Board of Directors as of November 3, 1994, will be given the option at such time to receive as additional compensation for serving on the Board of Directors either (a) an annual cash payment, (b) a one-time grant of stock options equal to the product of (i) 3,000 multiplied by (ii) the remaining years of anticipated service on the Board of Directors for such director, or
(c) a combination of stock options and cash, the total value of which is equal to the annual cash payment described in clause (a) above, provided that
(i) such director receives at least one-third ( ) of the options described in clause (b) above, and (ii) the value of a stock option for purposes of this clause (c) is equal to (A) the annual cash payment described in clause (a) divided by (B) the number of options described in clause (b) above. The number of stock options received and the vesting period for such options will be prorated based upon the number of years remaining until such director has completed his current four year term as director. The Committee shall determine the number of shares of Common Stock to be offered from time to time by grant of options to Consultants. The grant of an option to a Consultant shall not be deemed either to entitle the Consultant to, or to disqualify the Consultant from, participation in any other grant of options under the Plan.

      6. GRANT OF OPTIONS. All director options under the Plan shall be granted as provided in Section 5. All Consultant options under the Plan shall be granted by the Committee. The grant of options shall be evidenced by stock option agreements containing such terms and provisions as are approved by the Committee, but not inconsistent with the Plan. The Company shall execute stock option agreements upon instructions from the Committee.

      7.    OPTION PRICE.   The  option price shall  be equal  to the  closing
price of Common Stock on the date the option is granted.

      8. OPTION PERIOD. The Option Period will begin on the effective date of the option grant and will terminate on the 10th anniversary of that date. A director option will also terminate at 5:00 p.m. on the date the option holder ceases to be a director of the Company for reasons of dishonesty, whether in the course of directorship or otherwise, or for assisting a competitor of the Company or its subsidiary without permission, or for interfering with the Company's relationship with a customer, or for any similar action or willful breach of duty to the Company (hereinafter collectively referred to as "disloyalty"). The Committee may provide for the exercise of director or Consultant options in installments and upon such terms, conditions, and restrictions as it may determine. The Committee may provide for termination of a Consultant's option in the case of termination of Consultant status or any other reason.

      9. RIGHTS IN THE EVENT OF DEATH OR DISABILITY. If a participant dies or becomes disabled prior to termination of his right to exercise an option in accordance with the provisions of his stock option agreements without totally having exercised the option, the unvested portion of the option will become immediately vested and the option may be exercised subject to the provisions of Section 11 hereof, (a) in the case of death, by the participant's estate or by the person who acquired the right to exercise the option by bequest or inheritance or by reason of death of the participant or (b) in the case of disability, by the participant or his personal representative.

      10. PAYMENT. Full payment for the shares purchased upon exercising an option shall be made in cash or by check at the time of exercise, or on such other terms as are set forth in the applicable option agreement. No shares may be issued until full payment of the purchase price therefor has been made, and a participant will have none of the rights of a stockholder until shares are issued to him.

      11.   EXERCISE OF OPTION.

            A. Options granted under the Plan to directors may be exercised during the Option Period, at such times, in such amounts,  in  accordance  with  such terms  and  subject  to  such restrictions as are determined by the Committee and set forth in the applicable stock option agreements. Except as provided in the fourth and fifth sentences of Section 5 and in Section 9, director options shall be exercisable in the following cumulative installments:

                  i. Up to one-third of the total optioned shares at any time after the second anniversary of the effective date of grant if the holder is still a director on such anniversary date;

                  ii. Up to an additional one-third of the total optioned shares at any time after the third anniversary of the effective date of grant if the holder is still a director on such anniversary date; and

                  iii. Up to an additional one-third of the total optioned shares at any time after the fourth anniversary of the effective date of grant if the holder is still a director on such anniversary date.

      Notwithstanding the foregoing, if a director retires from the Board of Directors after serving a four year term, any stock options vesting within ninety (90) days from the date of retirement may be exercised by the retiring director effective as of the date of vesting.

            B. Options granted to Consultants under the Plan may be exercised during the Option Period, at such times, in such amounts, in accordance with such terms and subject to such restrictions and vesting requirements as are determined by the Committee and set forth in the applicable stock option agreements.

            C. The Committee shall provide in stock option agreements that, notwithstanding the grant of an option requiring the exercise thereof in periodic installments, the total number of options granted may be exercisable, at the election of the holder, upon a material change in control of the voting securities of the Company. For purposes hereof, a material change in control of the voting securities of the Company shall be deemed to include, but not necessarily be limited to, the dissolution or liquidation of the Company, a merger of the Company into, or acquisition of the Company by, another entity, the sale or conveyance of all or substantially all of the assets of the Company, the acquisition of a majority of the voting securities of the Company by any person or entity or group of affiliated persons or entities, or any other event as determined by the Committee.

      12. CAPITAL ADJUSTMENTS AND REORGANIZATIONS. The number of shares of Common Stock covered by each outstanding option granted under the Plan and the option price may be adjusted to reflect, as deemed appropriate by the Committee, any stock dividend, stock split, share combination, exchange of shares, recapitalization, merger, consolidation, separation, reorganization, liquidation, or the like, of or by the Company.

      13. NON-ASSIGNABILITY. Options may not be transferred other than by will or by the laws of descent and distribution. During a participant's lifetime, options granted to a participant may be exercised only by the participant.

      14. INTERPRETATION. The Committee shall interpret the Plan and shall prescribe such rules and regulations in connection with the operation of the Plan as it determines to be advisable for the administration of the Plan. The Committee may rescind and amend its rules and regulations.

      15. AMENDMENT OR DISCONTINUANCE. The Plan may be amended or discontinued by the Board of Directors of the Company without the approval of the stockholders of the Company, except that any amendment that would
(a) materially increase the  benefits accruing to participants under the Plan,
(b) materially increase the number of securities that may be issued under the Plan, or (c) materially modify the requirements of eligibility for participation in the Plan must be approved by the stockholders of the Company. In addition, to the extent that an amendment would affect director options, the Plan shall not be amended more than once every six (6) months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

      16. EFFECT OF PLAN. Neither the adoption of the Plan nor any action of the Committee shall be deemed to give any director or Consultant any right to be granted an option to purchase Common Stock of the Company or any other rights except as may be evidenced by the stock option agreement, or any amendment thereto, duly authorized by the Committee and executed on behalf of the Company and then only to the extent and on the terms and conditions expressly set forth therein.

      17. TERM. Unless sooner terminated by action of the Committee, this Plan will terminate on May 14, 2001. The Committee may not grant options under the Plan after that date, but options granted before that date will continue to be effective in accordance with their terms.

      18. DEFINITIONS. For the purpose of this Plan, unless the context requires otherwise, the following terms shall have the meanings indicated:

            A. "Committee" means the Executive Committee of the Board of Directors of the Company;

            B. "Common Stock" means the Common Stock which the Company is currently authorized to issue or may in the future be authorized to issue (as long as the common stock varies from that currently authorized, if at all, only in amount of par value);

            C.    "Company"   means   Brinker  International,   Inc.,  a
      Delaware corporation;

            D. "Consultant" means a consultant or advisor who is not an officer, director, or ten percent (10%) stockholder of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934 and who renders bona fide services to the Company or a subsidiary of the Company otherwise than in connection with the offer or sale of securities in a capital-raising transaction;

            E. "Option Period" means the period during which an option may be exercised;

            F. "Plan" means this Stock Option Plan for Non-Employee Directors and Consultants, as amended from time to time; and

            G. "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of the granting of this option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain, and "Subsidiaries" means more than one of any such corporations.


                                 EXHIBIT 10(c)


                 REGISTRANT'S 1992 INCENTIVE STOCK OPTION PLAN

      Brinker International, Inc., a Delaware corporation (the "Company"), hereby adopts the following plan, as approved by the Company's stockholders on November 11, 1992:

      1. PURPOSE. The purpose of the Plan is to provide employees with a proprietary interest in the Company through the granting of options which will

      (a)   increase the interest of the employees in the Company's welfare;

      (b) furnish an incentive to the employees to continue their services for the Company; and

      (c) provide a means through which the Company may attract able persons to enter its employ.

      2.    ADMINISTRATION.  The Plan will be administered by the Committee.

      3. PARTICIPANTS. The Committee shall, from time to time, select the particular employees of the Company and its Subsidiaries to whom options are to be granted, and who will, upon such grant, become participants in the Plan.

      4. STOCK OWNERSHIP LIMITATION. No Incentive Option may be granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company or its Parent or Subsidiaries. This limitation will not apply if the option price is at least 110% of the fair market value of the stock at the time the Incentive Option is granted and the Incentive Option is not exercisable more than five years from the date it is granted.

      5. SHARES SUBJECT TO PLAN. The Committee may not grant options under the Plan for more than 3,375,000 shares of Common Stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the
Committee, any stock dividend, stock split, share combination, reca-pitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.

      6. LIMITATION ON AMOUNT. The aggregate fair market value (determined at the time of grant) of the shares of Common Stock which any employee is first eligible to purchase in any calendar year by exercise of Incentive Options granted under this Plan and all incentive stock option plans (within the meaning of Section 422A of the Internal Revenue Code) of the Company or its Parent or Subsidiaries shall not exceed $100,000. For this purpose, the fair market value (determined at the respective date of grant of each option) of the stock purchasable by exercise of an Incentive Option (or an installment thereof) shall be counted against the $100,000 annual limitation for an employee only for the calendar year such stock is first purchasable under the terms of the option.

      7. ALLOTMENT OF SHARES. The Committee shall determine the number of shares of Common Stock to be offered from time to time by grant of options to employees of the Company or its Subsidiaries. The grant of an option to an employee shall not be deemed either to entitle the employee to, or to disqualify the employee from, participation in any other grant of options under the Plan. No participant may receive in any calendar year in excess of twenty percent (20%) of the options granted in such calendar year.

      8. GRANT OF OPTIONS. The Committee is authorized to grant Incentive Options and Nonqualified Options under the Plan (additionally, the Board may grant nonqualified options outside of the Plan as determined in its discretion). The grant of options shall be evidenced by stock option agreements containing such terms and provisions as are approved by the Committee, but not inconsistent with the Plan, including provisions that may be necessary to assure that any option that is intended to be an Incentive Option will comply with Section 422A of the Internal Revenue Code. The Company shall execute stock option agreements upon instructions from the Committee.

      9. OPTION PRICE. The option price for Incentive Options shall not be less than 100% of the fair market value per share of the Common Stock on the date the option is granted. The Committee shall determine the fair market value of the Common Stock on the date of grant, and shall set forth the determination in its minutes, using any reasonable valuation method. The option price for Nonqualified Options shall be determined in the discretion of the Committee.

      10. OPTION PERIOD. The Option Period will begin on the date the option is granted, which will be the date the Committee authorizes the option unless the Committee specifies a later date. No option may terminate later than ten years from the date the option is granted. The Committee may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. The Committee may provide for termination of the option in the case of termination of employment or any other reason.

      11. RIGHTS IN EVENT OF DEATH OR DISABILITY. If a participant dies or becomes disabled (within the meaning of Section 22(e)(3) of the Internal Revenue Code) prior to termination of his right to exercise an option in accordance with the provisions of his stock option agreement without totally having exercised the option, the option may be exercised subject to the provisions of Paragraph 13 hereof, by (i) the participant's estate or by the person who acquired the right to exercise the option by bequest or inheritance or by reason of death of the participant.

      12. PAYMENT. Full payment for shares purchased upon exercising an option shall be made in cash or by check at the time of exercise, or on such other terms as are set forth in the applicable option agreement. No shares may be issued until full payment of the purchase price therefor has been made, and a participant will have none of the rights of a stockholder until shares are issued to him.

      13.   EXERCISE  OF  OPTION.   Options  granted  under  the  Plan may  be
exercised during the Option Period, at such times, in such amounts, in accordance with such terms and subject to such restrictions and vesting requirements as are determined by the Committee and set forth in the applicable stock option descriptions.

      14. CAPITAL ADJUSTMENTS AND REORGANIZATIONS. The number of shares of Common Stock covered by each outstanding option granted under the Plan and the option price may be adjusted to reflect, as deemed appropriate by the Committee, any stock dividend, stock split, share combination, exchange of shares, recapitalization, merger, consolidation, separation, reorganization, liquidation or the like, of or by the Company. Notwithstanding anything in this Plan to the contrary, all options granted pursuant to the Plan shall become fully vested and exercisable at the election of the Participant at any time prior to the expiration date of such option upon a material change in control of the Company. For purposes hereof, a "material change in control of the Company" shall be deemed to include, but not be limited to, the dissolution or liquidation of the Company, a merger of the Company into another corporation, partnership, trust or other business entity, (other than a merger into a subsidiary or parent of the Company, or a merger the primary purpose of which is reincorporation), the acquisition of the Company by another corporation, partnership, trust, or other business entity, the sale or conveyance of all or substantially all of the assets of the Company, the acquisition of the majority of the voting securities of the Company by any person or entity or group of affiliated persons or entities, or any other event as determined by the Committee.

      15. NON-ASSIGNABILITY. Options may not be transferred other than by will or by the laws of descent and distribution. During a participant's lifetime, options granted to a participant may be exercised only by the participant.

      16. INTERPRETATION. The Committee shall interpret the Plan and shall prescribe such rules and regulations in connection with the operation of the Plan as it determines to be advisable for the administration of the Plan. The Committee may rescind and amend its rules and regulations.

      17. AMENDMENT OR DISCONTINUANCE. The Plan may be amended or discontinued by the Committee without the approval of the stockholders of the Company, except that any amendment that would (a) materially increase the benefits accruing to participants under the Plan, (b) materially increase the number of securities that may be issued under the Plan, or (c) materially modify the requirements of eligibility for participation in the Plan must be approved by the stockholders of the Company.

      18. EFFECT OF PLAN. Neither the adoption of the Plan by the Board nor any action of the Committee shall be deemed to give any officer or employee any right to be granted an option to purchase Common Stock of the Company or any other rights except as may be evidenced by the stock option agreement, or any amendment thereto, duly authorized by the Committee and executed on behalf of the Company and then only to the extent and on the terms and conditions expressly set forth therein.

      19. TERM. Unless sooner terminated by action of the Board, this Plan will terminate on September 7, 2002. The Committee may not grant options under the Plan after that date, but options granted before that date will continue to be effective in accordance with their terms.

      20. DEFINITIONS. For the purpose of this Plan, unless the context requires otherwise, the following terms shall have the meanings indicated:

      (a)   "Board" means the board of directors of the Company.

      (b) "Committee" means the Compensation Committee of the Board, composed of independent and disinterested members of the Board qualified to be members of the Committee pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

      (c) "Common Stock" means the Common Stock which the Company is currently authorized to issue or may in the future be authorized to issue.

      (d) "Incentive Option" means an option granted under the Plan which meets the requirements of Section 422A of the Internal Revenue Code.

      (e) "Nonqualified Option" means an option granted under the Plan which is not intended to be an Incentive Option.

      (f) "Option Period" means the period during which an option may be exercised.

      (g) "Parent" means any corporation in an unbroken chain of corporations ending with the Company if, at the time of granting of the option, each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

      (h) "Plan" means this 1992 Incentive Stock Option Plan, as amended from time to time.

      (i) "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of the granting of the option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain, and "Subsidiaries" means more than one of any such corporations.


                                  EXHIBIT 13

                      1995 ANNUAL REPORT TO SHAREHOLDERS

                                    SELECTED FINANCIAL DATA

                  (In thousands, except per share amounts and number of restaurants)

                                                 Fiscal Years

                               1995       1994       1993      1992      1991

Income Statement Data:

Revenues                   $1,042,199   $886,040   $704,984   $569,795  $476,637
Costs and Expenses:
  Cost of Sales               283,417    241,950    195,967    158,401   137,744
  Restaurant Expenses         540,986    451,029    358,949    297,941   249,494
  Depreciation and
    Amortization               58,570     51,570     38,292     29,203    23,459
  General and Administrative   50,362     45,659     37,328    30,917    26,471
  Interest Expense                595        441        406        636     1,071
  Merger Expenses                 ---      1,949        ---        ---       ---
  Injury Claim Settlement         ---      2,248        ---        ---       ---
  Other, Net                   (3,151)    (5,348)    (5,129)    (3,148)   (1,416)

  Total Costs and Expenses    930,779    789,498    625,813    513,950   436,823

Income Before Provision for
  Income Taxes                111,420     96,542     79,171     55,845    39,814
Provision for Income Taxes     38,676     34,223     27,083     18,836    13,565

  Net Income                 $ 72,744   $ 62,319   $ 52,088   $ 37,009  $ 26,249

Primary Net Income
  Per Share                  $   0.98   $   0.83   $   0.71   $   0.52  $   0.40

Primary Weighted Average
  Shares Outstanding           74,283     74,947     73,286     71,829    65,711

Balance Sheet Data
(end of period):

  Working Capital
   (Deficit)                $  (2,377)  $(54,879)  $(40,579)  $(25,009) $  1,872
  Total Assets                732,805    558,435    455,070    355,595   277,706
  Long-term Obligations       139,645     39,316     31,082     26,725    24,594
  Shareholders' Equity        496,797    417,377    344,086    261,593   207,214

Number of Restaurants Open
at End of Period:

  Company Operated                439        369        308        258       223
  Franchised/Joint Venture        121         89         75         57        48
    Total                         560        458        383        315       271


Prior year financial results have been restated to reflect the fiscal 1995 acquisition accounted for as a pooling of interest.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR FISCAL YEARS 1995, 1994, AND 1993

The following table sets forth expenses as a percentage of  total revenues for
the   periods  indicated  for  revenue  and  expense  items  included  in  the
Consolidated Statements of Income.

                                    PERCENTAGE OF TOTAL REVENUES
                                            Fiscal Years
                                     1995        1994        1993

Revenues                            100.0%      100.0%      100.0%

Costs and Expenses:
  Cost of Sales                      27.2%       27.3%       27.8%
  Restaurant Expenses                51.9%       50.9%       50.9%
  Depreciation and Amortization       5.6%        5.8%        5.4%
  General and Administrative          4.8%        5.2%        5.3%
  Interest Expense                    0.1%        0.0%        0.1%
  Merger Expenses                     ---         0.2%        ---
  Injury Claim Settlement             ---         0.3%        ---
  Other, Net                         (0.3%)      (0.6%)      (0.7%)

Total Costs and Expenses             89.3%       89.1%       88.8%

Income Before Provision
  for Income Taxes                   10.7%       10.9%       11.2%

Provision for Income Taxes            3.7%        3.9%        3.8%

      Net Income                      7.0%        7.0%        7.4%

REVENUES

Increases in revenues of 18% and 26% in fiscal 1995 and 1994, respectively, primarily relate to the increases in Company-owned store weeks of 19% in fiscal 1995 and 24% in fiscal 1994 driven by new unit expansion. Average weekly sales at Company-owned stores declined 0.5% in fiscal 1995 and increased 1.9% in fiscal 1994 while comparable store sales declined 0.3% and increased 2.1% in fiscal 1995 and 1994, respectively.

NET INCOME

Sales levels were primarily impacted by increased competition within the casual-dining sector coupled with a change in consumer spending as a result of declining discretionary income. Brinker is committed to providing quality food and service at an exceptional value. To this end, the Company continues to monitor customer feedback and to make appropriate menu, service, and ambiance changes to meet our customers' needs. Menu price increases had little impact on the increase in revenues as weighted average price increases over the past two years averaged less than 1% per year.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased in fiscal 1995 and 1994 due to favorable commodity price variances and increased purchasing leverage, which offset product mix changes to menu items with higher percentage food costs. In fiscal 1995, favorable commodity price changes in poultry, meat, dairy, and bakery offset unfavorable variances for produce, seafood, and non-alcoholic beverages. In fiscal 1994, favorable commodity price changes in produce, dairy, poultry, and pasta offset unfavorable commodity price changes in non-alcoholic beverages.

Restaurant expenses increased in fiscal 1995 and were flat in fiscal 1994. In fiscal 1995, restaurant labor increased as a result of increased overtime, training costs, and wage pressures due to heightened competition for hourly employees; manager salaries increased as a result of increased staffing in anticipation of new restaurant openings; credit card fees increased due to proportionately higher credit card sales; and supplies increased due to new menu rollouts. In fiscal 1994, occupancy costs decreased as Brinker moved toward buying as opposed to leasing new restaurant sites. Liquor taxes also decreased due to Brinker's expansion into states with lower liquor tax rates. These decreases were offset by increases in manager salaries and training expense to support expansion, and property taxes due to increased rates.

Depreciation and amortization decreased in fiscal 1995 as a result of the increase in revenues and a decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units. The fiscal 1994 increase primarily related to investments in computer hardware and software and the ongoing restaurant remodeling program.

General and administrative expenses have decreased in the past two fiscal years as a result of Brinker's focus on controlling corporate expenditures relative to increasing revenues. Efficiencies resulting from investments in computer hardware and software allowed Brinker to continue with the aggressive expansion of its restaurant concepts without incurring proportional increases in staff and support costs.

Merger expenses are one-time charges related to the acquisition of On The Border in fiscal 1994, such as consulting fees, legal fees, and severance costs.

Injury claim settlement represents a one-time charge in fiscal 1994 to settle an injury claim arising from an airplane accident in March 1993 involving several former officers of On The Border.

Other, net, decreased in fiscal 1995 primarily as a result of a decrease in net realized gains on sales of marketable securities as well as a decrease in dividend and interest income due to the declining balance in marketable securities. The slight decrease in fiscal 1994 resulted from a decrease in net realized gains on sales of marketable securities and recognition of a permanent decline in market value for certain securities.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of changes in the relationships between revenues and costs and expenses, income before provision for income taxes has increased at rates of 15% and 22% in fiscal 1995 and 1994, respectively.

INCOME TAXES

The Company's effective income tax rate was 34.7%, 35.4%, and 34.2% in fiscal 1995, 1994, and 1993, respectively. The fiscal 1995 decrease is primarily the result of an increase in Federal FICA tax credits paid on tips. The increase in fiscal 1994 is the result of additional state income tax liabilities resulting from expansion, particularly relating to growth in Florida and California.

The Omnibus Budget Reconciliation Act, enacted in August 1993, mandated certain changes in Federal income tax laws, which among other items, included an increase in the statutory Federal corporate income tax rate from 34% to 35%, retroactive to January 1993, reinstatement of the targeted jobs tax credit, through January 1995 at which time such credit was eliminated, and a tax credit for FICA taxes paid on tips, effective January 1994. These changes did not have a material impact on Brinker's fiscal 1995 and 1994 effective income tax rate or the consolidated financial statements.

NET INCOME AND NET INCOME PER SHARE

Net income and primary net income per share were stable as a percent of revenues in fiscal 1995 as a result of increased restaurant expenses in fiscal 1995, offset by one-time charges incurred in fiscal 1994, including the $2.2 million injury claim settlement and $1.9 million of merger costs incurred in connection with the On The Border acquisition. Net income and primary net income per share as a percent of revenues decreased slightly in fiscal 1994 as a result of the aforementioned one-time charges. The change in the weighted average number of common shares outstanding arose from common stock options exercised each year offset by a decrease in dilutive common stock equivalents due to a decline in Brinker's stock price.

IMPACT OF INFLATION

Brinker has not experienced a significant overall impact from inflation. As operating expenses increase, Brinker, to the extent permitted by competition, recovers increased costs by increasing menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $54.9 million at June 29, 1994 to $2.4 million at June 28, 1995. Operating results from new and existing units, proceeds from new loans, sales of marketable securities, and the exercise of employee stock options generated cash proceeds that were offset by Brinker's capital expenditures. Net cash provided by operating activities decreased to $101.6 million in fiscal 1995 from $126.4 million in fiscal 1994 due to the timing of operational receipts and payments, which offset cash generated from the increased number of restaurants in operation, operating results from existing units, and the effective containment of costs.

Brinker had available funds from credit facilities totalling $250 million at June 28, 1995. Brinker estimates that its capital expenditures during fiscal 1996 will approximate $230 million. These capital expenditures, which will primarily relate to the planned expansion of each restaurant concept and Brinker's ongoing remodel program, will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, and drawdowns on Brinker's available lines of credit.

Brinker is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, Brinker believes that there are sufficient funds available under the lines of credit and from strong internal cash generating capabilities to adequately manage the expansion of the business.

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 sets forth standards for recognition and measurement of impairment of long-lived assets. SFAS No. 121 is effective for Brinker in fiscal 1997. Brinker does not believe the adoption of SFAS No. 121 will have a material impact on its consolidated financial statements.

MANAGEMENT'S OUTLOOK

Brinker's strategy is to position itself for aggressive, strategic growth. The Company's recent agreement with Lettuce Entertain You provides Brinker with two new proven concepts - Maggiano's Little Italy and The Corner Bakery. Brinker currently has several restaurant concepts occupying distinct niches within the casual dining segment, each representing various price points and types of cuisine. Management believes a strategic mix of concepts and Brinker's alliance with Lettuce Entertain You will enhance the Company's ability to take advantage of future shifts in the casual dining marketplace. As Brinker continues to evolve and operate a portfolio of restaurant concepts, the Company continually assesses each concept's potential for growth and expansion in a rapidly changing marketplace. As part of this strategic review, management has decided to temporarily discontinue future expansion plans for the Grady's concept and Company owned Spageddies restaurants and is currently evaluating the performance of Grady's and Spageddies and their role in the pursuit of Brinker's long-term strategy for growth and development.

In fiscal 1995, Brinker experienced a difficult operating environment due to intensified competition, weakened consumer confidence and continued pressure on discretionary income. Management expects these conditions to continue into fiscal 1996. Brinker has recently taken steps to enhance operating results by emphasizing price value and service to exceed customer expectations. Focus on these items as well as reallocating investment capital to accelerate the growth of the Company's higher volume and more profitable concepts is intended to strategically position Brinker to enhance long-term value for its shareholders.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                 1995                  1994

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $   38,780            $    3,743
  Accounts Receivable, Net                      17,952                12,651
  Assets Held for Sale and Leaseback                68                   ---
  Inventories                                   10,312                 8,213
  Prepaid Expenses                              22,485                17,601
  Deferred Income Taxes (Note 5)                 4,389                 4,655
      Total Current Assets                      93,986                46,863

Property and Equipment, at Cost (Note 7):
  Land                                      $  148,123             $ 106,040
  Buildings and Leasehold Improvements         358,717               286,437
  Furniture and Equipment                      214,275               172,403
  Construction-in-Progress                      49,500                31,300
                                               770,615               596,180
  Less Accumulated Depreciation
      and Amortization                         202,542               161,946
      Net Property and Equipment               568,073               434,234

Other Assets:
  Preopening Costs                          $    7,258            $    7,927
  Marketable Securities (Note 3)                34,696                45,239
  Notes Receivable                                 991                 2,231
  Other (Notes 2 and 9)                         27,801                21,941
      Total Other Assets                        70,746                77,338
            Total Assets                    $  732,805            $  558,435

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Installments of Long-Term
    Debt (Notes 6 and 7)                     $   1,593            $      501
  Accounts Payable                              34,252                45,340
  Accrued Liabilities (Note 4)                  60,518                55,901
      Total Current Liabilities                 96,363               101,742

Long-Term Debt, Less Current
  Installments (Notes 6 and 7)                 103,086                 5,604
Deferred Income Taxes (Note 5)                  13,497                12,143
Other Liabilities                               23,062                21,569
Commitments and Contingencies
  (Notes 6, 7, 9, and 10)

Shareholders' Equity (Notes 2 and 8):
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued              ---                   ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 72,073,597 and 71,405,017
    Shares Issued and Outstanding in
    1995 and 1994, Respectively                  7,207                 7,141
  Additional Paid-In Capital                   190,919               183,299
  Unrealized Loss on Marketable Securities
    (Note 3)                                    (1,451)                 (441)
  Retained Earnings                            300,122               227,378
     Total Shareholders' Equity                496,797               417,377
       Total Liabilities and
         Shareholders' Equity               $  732,805            $  558,435


          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                FISCAL YEARS

                                       1995         1994        1993

Revenues                            $1,042,199    $886,040    $704,984

Costs and Expenses:
  Cost of Sales                       283,417      241,950     195,967
  Restaurant Expenses (Note 7)        540,986      451,029     358,949
  Depreciation and Amortization        58,570       51,570      38,292
  General and Administrative           50,362       45,659      37,328
  Interest Expense (Note 6)               595          441         406
  Merger Expenses (Note 2)                ---        1,949         ---
  Injury Claim Settlement (Note 10)       ---        2,248         ---
  Other, Net (Note 3)                  (3,151)      (5,348)     (5,129)

Total Costs and Expenses              930,779      789,498     625,813

Income Before Provision
  for Income Taxes                    111,420       96,542      79,171

Provision for Income Taxes (Note 5)    38,676       34,223      27,083

      Net Income                     $ 72,744     $ 62,319    $ 52,088

Primary Net Income Per Share         $   0.98     $   0.83    $   0.71

Primary Weighted Average
  Shares Outstanding                   74,283       74,947      73,286

Fully Diluted Net Income
  Per Share                          $   0.98     $   0.83    $   0.71

Fully Diluted Weighted Average
  Shares Outstanding                   74,345       75,043      73,415

          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                                                Unrealized
                                                    Additional   Loss On
                                   Common Stock      Paid-In    Marketable   Retained
                                  Shares   Amount    Capital    Securities   Earnings     Total

Balances at June 30, 1992         66,694  $ 6,670    $141,952   $    ---     $112,971   $261,593

Net Income                           ---      ---         ---        ---       52,088     52,088
Issuances of Common Stock          3,629      363      30,042        ---          ---     30,405

Balances at June 30, 1993         70,323  $ 7,033    $171,994   $    ---     $165,059   $344,086

Net Income                           ---      ---         ---        ---       62,319     62,319
Unrealized Loss on Marketable
  Securities (Note 3)                ---      ---         ---       (441)         ---       (441)
Issuances of Common Stock          1,082      108      11,305        ---          ---     11,413

Balances at June 29, 1994         71,405  $ 7,141    $183,299   $   (441)    $227,378   $417,377

Net Income                           ---      ---         ---        ---       72,744     72,744
Unrealized Loss on Marketable
  Securities (Note 3)                ---      ---         ---     (1,010)         ---     (1,010)
Issuances of Common Stock            668       66       7,620        ---          ---      7,686

Balances at June 28, 1995         72,073  $ 7,207    $190,919   $ (1,451)    $300,122   $496,797


          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          FISCAL YEARS
                                                 1995         1994        1993

Cash Flows From Operating Activities:
  Net Income                                  $ 72,744     $ 62,319    $ 52,088

  Adjustments to Reconcile Net Income to Net
    Cash Provided By Operating Activities:
    Depreciation of Property and Equipment      48,893       41,653      30,997
    Amortization of Preopening Costs             9,677        9,917       7,295
    Gain on Sale of Land                          (876)      (1,000)        ---
    Net Loss (Gain) on Sale of Marketable
      Securities                                 1,291       (1,543)     (1,579)
    Loss on Impairment of Marketable
      Securities                                   ---        1,072         ---
    Changes in Assets and Liabilities:
      Increase in Accounts Receivable           (5,301)      (6,601)       (878)
      Increase in Inventories                   (2,099)      (1,244)     (1,248)
      Increase in Prepaid Expenses              (4,884)      (4,929)     (2,648)
      Increase in Other Assets                 (13,627)     (11,070)    (13,211)
      (Decrease) Increase in Accounts
        Payable                                (11,905)      21,612      25,041
      Increase in Accrued Liabilities            4,617        9,919       9,803
      Increase (Decrease) in Deferred
        Income Taxes                             1,620       (2,268)     (6,053)
      Increase in Other Liabilities              1,493        8,520       7,481
        Net Cash Provided by Operating
          Activities                           101,643      126,357     107,088

Cash Flows From Investing Activities:
    Payments for Property and Equipment       (183,913)    (114,794)   (124,756)
    Proceeds from Sale of Land                   2,056        4,180         ---
    Payment for Purchase of Restaurants
      (Note 2)                                     ---       (8,165)        ---
    (Increase) Decrease in Assets Held
      for Sale and Leaseback                       (68)       1,155          13
    Purchases of Marketable Securities         (15,216)     (58,986)    (62,796)
    Proceeds from Sales of Marketable
      Securities                                23,458       42,470      61,630
      Net Cash Used in Investing Activities   (173,683)    (134,140)   (125,909)

Cash Flows From Financing Activities:
    Payments of Long-Term Debt                $ (1,426)    $ (3,977)   $   (308)
    Proceeds from Issuances of Long-Term Debt  100,000          ---         ---
    Proceeds from Issuances of Common Stock      8,503        3,026      11,423
    Net Cash Provided (Used) by
      Financing Activities                     107,077         (951)     11,115

  Net Increase (Decrease) in Cash
    and Cash Equivalents                        35,037       (8,734)     (7,706)
  Cash and Cash Equivalents at Beginning
    of Year                                      3,743       12,477      20,183
  Cash and Cash Equivalents at End of Year    $ 38,780     $  3,743    $ 12,477

  Cash Paid During the Year:
    Interest, Net of Amounts Capitalized      $    ---     $    430    $    395
    Income Taxes                              $ 47,838     $ 26,579    $ 11,687

  Non-Cash Transactions During the Year:
    Tax Benefit from Stock Options Exercised  $    817     $  8,387    $ 18,982


          See Accompanying Notes to Consolidated Financial Statements

                          Brinker International, Inc.
                  Notes To Consolidated Financial Statements

1.    SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of Presentation

      The consolidated financial statements include the accounts of Brinker International, Inc. and its wholly-owned subsidiaries ("Brinker"). All significant intercompany accounts and transactions have been eliminated in consolidation. In additional, Brinker's consolidated financial statements and notes thereto have been restated to include the accounts and operations of three restaurants acquired from a franchisee for all periods presented (see Note 2).

      Effective July 1, 1993, Brinker adopted a 52 week fiscal year ending on the last Wednesday in June. This change enhances Brinker's ability to measure comparative operating results. The impact of this change was not significant. Fiscal years 1995, 1994, and 1993 ended June 28, 1995, June 29, 1994, and June 30, 1993, respectively.

      Certain amounts in the fiscal 1994 consolidated financial statements have been reclassified to conform with the fiscal 1995 presentation.

      (b)   Financial Instruments

      Brinker's policy is to invest cash in excess of operating requirements in income-producing investments. Cash invested in instruments with maturities of three months or less at the time of investment is reflected as cash equivalents. Cash equivalents of $37,953,000 and $110,000 at June 28, 1995 and June 29, 1994, respectively, consist primarily of money market funds, short-term municipal funds, commercial paper, and auction-rate preferred stock. The carrying value of these instruments approximates market value due to their short-term maturities.

      The carrying values of Brinker's marketable securities and long-term debt as presented in the consolidated financial statements approximate their fair values (see Notes 3 and 6).

      (c)   Inventories

      Inventories, which consist of food, beverages, and supplies, are stated at the lower of cost (weighted average cost method) or market.

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

      (e)   Capitalized Interest

      Interest costs capitalized during the construction period of restaurants were approximately $2,346,000, $690,000, and $800,000 during fiscal 1995, 1994, and 1993, respectively.

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

      (g)   Income Taxes

      Brinker recognizes income taxes in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes, which Brinker elected to adopt effective July 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The impact of adoption on Brinker's consolidated financial statements was not material.

      (h)   Stock Options

      Proceeds from the exercise of common stock options issued to officers, directors, key employees, and certain non-employees under Brinker's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

      (i)   Net Income Per Share

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

2.    BUSINESS COMBINATIONS

      On August 3, 1994, Brinker acquired four Chili's restaurants located in Florida and Georgia from a franchisee in exchange for 505,930 shares of Brinker common stock. The acquisition of one of the restaurants was accounted for as a purchase. The acquisition of the remaining three restaurants was accounted for as a pooling of interests. Accordingly, Brinker's consolidated financial statements have been restated to include the accounts and operations of these three restaurants for all periods presented. The four acquired restaurants' results of operations are not material.

      On May 25, 1994, Brinker acquired 100% of Northwest Restaurants Joint Venture ("NRJV"), a franchisee which operated nine Chili's restaurants in California and Nevada, in exchange for 256,576 shares of Brinker common stock. This acquisition was accounted for as a pooling of interests and, accordingly, Brinker's consolidated financial statements have been restated to include the accounts and operations of NRJV for all periods presented.

      On May 18, 1994, Brinker acquired the On The Border restaurant concept. Under the terms of the merger agreement, 3,767,711 fully diluted shares of On The Border common stock were converted to 1,239,130 shares of Brinker common stock (approximately 0.3 for 1 exchange). The acquisition was accounted for as a pooling of interests and, accordingly, Brinker's consolidated financial statements have been restated to include the accounts and operations of On The Border for all periods presented. Merger expenses of $1,949,000 incurred in fiscal 1994 related to the acquisition of On The Border are reported separately to reflect the impact of nonrecurring charges. These costs primarily relate to consulting fees, legal fees, and severance costs.

      On October 7, 1993, Brinker acquired the assets of a franchisee, which operated four Chili's restaurants in Pennsylvania and Ohio, for approximately $8,165,000 in cash. The acquisition was accounted for as a purchase. Goodwill of approximately $6,941,000, representing the excess of cost over the fair value of the assets acquired, was recorded in connection with the acquisition and is included in other assets. Goodwill is being amortized on a straight-line basis over 30 years. The operations of the restaurants are not material and are included in Brinker's consolidated results of operations from the date of acquisition.

3.    INVESTMENTS

      Brinker adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, effective June 29, 1994. Under SFAS No. 115, debt and equity securities are classified into three categories: trading, available-for-sale, and held-to-maturity.

      As of June 28, 1995 and June 29, 1994, Brinker's investment portfolio consisted entirely of equity securities classified as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

      Brinker's investment position at June 28, 1995 and June 29, 1994 is as follows (in thousands):

                                                  1995           1994

      Cost                                      $36,918        $45,680
      Gross unrealized holding gains                260             66
      Gross unrealized holding losses            (2,482)          (507)
           Fair value                           $34,696        $45,239

      Realized gains and realized losses are determined on a specific identification basis. Realized gains and realized losses from investment transactions were $187,000 and $1,478,000 during fiscal 1995, $1,871,000 and $1,400,000 (including $1,072,000 of realized losses resulting from recognition of a permanent decline in market value for certain securities) during fiscal 1994, and $2,137,000 and $558,000 during fiscal 1993. Dividend and interest income during fiscal 1995, 1994, and 1993 was $3,368,000, $3,624,000, and $2,800,000, respectively.
      Realized gains and realized losses as well as dividend and interest income are included in other, net.

4.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                            1995           1994

      Payroll                             $16,256        $13,946
      Insurance                            14,884         14,849
      Property tax                          7,906          6,052
      Sales tax                             5,693          4,883
      Profit sharing                        2,803          6,270
      Other                                12,976          9,901
                                          $60,518        $55,901

5.    INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                                1995         1994       1993
      Current income tax expense:
        Federal                               $31,133      $32,511    $29,335
        State                                   5,151        3,980      3,501

      Total current income tax expense         36,284       36,491     32,836

      Deferred income tax expense (benefit):
        Federal                                 2,113       (1,935)    (5,551)
        State                                     279         (333)      (202)

      Total deferred income tax expense
        (benefit):                              2,392       (2,268)    (5,753)
                                              $38,676      $34,223    $27,083

      A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate of 35% in fiscal 1995 and 1994 and 34% in fiscal 1993 and 1992 to income before provision for income taxes follows (in thousands):

                                                1995         1994       1993

      Income tax expense at statutory rate    $38,997      $33,790    $26,918
      Targeted jobs tax credit                 (1,837)        (709)      (588)
      FICA tax credit                          (2,600)      (1,097)       ---
      Net investment activities                  (576)        (870)    (1,094)
      State income taxes                        3,451        2,228      2,177
      Other                                     1,241          881       (330)
                                              $38,676      $34,223    $27,083

      The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities as determined as of June 28, 1995 and June 29, 1994 are as follows (in thousands):

                                                      1995             1994

      Deferred income tax assets:

        Insurance reserves                          $ 9,420          $10,399
        Leasing transactions                          2,126            2,004
        Net operating loss carryforwards                152            2,255
        Unrealized loss on marketable securities        771              ---
        Other, net                                    4,780            4,509
          Total deferred income tax assets           17,249           19,167

      Deferred income tax liabilities:

        Depreciation and capitalized interest
          on property and equipment                   13,711           16,116
        Preopening costs                               7,518            5,670
        Prepaid expenses                                 412              480
        Other, net                                     4,716            4,389
          Total deferred income tax liabilities       26,357           26,655
          Net deferred income tax liability          $ 9,108          $ 7,488

      At June 28, 1995, Brinker has available net operating loss carryforwards for Federal income tax purposes of $398,000 (arising from the On The Border merger), which are available to offset future Federal taxable income through fiscal 2008.

6.    DEBT

      Long-term debt consists of the following (in thousands):

                                                     1995             1994

        7.8% senior notes                          $100,000          $   ---
        Capital lease obligations (see Note 7)        3,479            4,905
        Other                                         1,200            1,200
                                                    104,679            6,105
        Less current installments                     1,593              501
                                                   $103,086          $ 5,604

      On April 12, 1995, Brinker issued $100 million of unsecured senior notes bearing interest at an annual rate of 7.8%. Interest is payable semi-annually and Brinker is required to pay 14.3% (or $14,300,000) of the original principal balance annual on April 12th beginning in 1999 through 2004 with the remaining unpaid balance due on April 12, 2005. At June 28, 1995, the estimated fair market value of these notes approximated their carrying value based on the amount of future cash flows discounted using Brinker's expected borrowing rates for loans of comparable risk and maturity.

      Brinker has available credit facilities aggregating $250 million at June 28, 1995. A credit facility of $200 million bears interest at LIBOR plus .25% and expires in fiscal 2000. The remaining credit facilities bear interest based upon the lower of the banks' "Base" or prime rate plus 1%, CD rates, or Eurodollar rates, and expire through fiscal 1996. Commitment fees related to these credit facilities were not material.

7.    LEASES

      (a)   Capital Leases

      Brinker leases certain buildings under capital leases. The asset values of $6,900,000 and $7,900,000 at June 28, 1995 and June 29, 1994,
      respectively, and the related accumulated amortization of $5,200,000 and $5,100,000 at June 28, 1995 and June 29, 1995, respectively, are included in property and equipment.

      (b)   Operating Leases

      Brinker leases restaurant facilities and certain equipment under operating leases having terms expiring at various dates through fiscal 2022. The restaurant leases have renewal clauses of 5 to 30 years at the option of Brinker and have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 1995, 1994 and 1993 was $36,200,000, $32,200,000, and
      $27,800,000, respectively. Contingent rent included in rent expense for fiscal 1995, 1994, and 1993 was $2,900,000, $2,900,000, and $2,500,000,
      respectively.

      In July 1993, Brinker entered into operating lease agreements with unaffiliated groups to lease certain restaurant sites. During fiscal 1994 and 1994, the Company utilized the entire commitment of approximately $30,000,000 for the development of restaurants leased by Brinker for up to 5 years. The agreements with these groups expire in fiscal 1988, and do not provide for renewal. Upon expiration, Brinker may either purchase the properties or allow the lessor to sell the restaurant facility to an unrelated party and guarantee the residual value of approximately $25,500,000.

      (c)   Commitments

      At June 28, 1995, future minimum lease payments on capital and operating leases were as follows (in thousands):


      Fiscal Year                          Capital Leases   Operating Leases

         1996                                     723           $ 31,368
         1997                                     718             31,297
         1998                                     657             30,815
         1999                                     657             28,553
         2000                                     613             27,505
      Thereafter                                2,269            188,687

        Total minimum lease payments            5,637           $338,225
        Imputed interest (average rate
          of 11.5%)                             2,158
        Present value of minimum payments       3,479
        Less current installments                 393
        Capital lease obligations              $3,086

      At June 28, 1995, Brinker had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition to a base rent, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Classification of these leases as capital or operating has not been determined as construction of the leased properties has not been completed.

8.    STOCK OPTION PLANS

      (a)   1983 and 1992 Employee Incentive Stock Option Plans

      In accordance with the Incentive Stock Option Plans adopted in October 1983 and November 1992, options to purchase approximately 16.3 million shares of Brinker's common stock may be granted to officers, directors, and key employees. Options are granted at market value on the date of grant, are exercisable beginning one to two years from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under these plans range from $1.27 to $26.83.

      In October 1993, the 1983 Incentive Stock Option Plan expired. Consequently, no options were granted subsequent to fiscal 1993. Options granted prior to the expiration of this Plan remain exercisable through February 2003.

      Transactions during fiscal 1995, 1994, and 1993 were as follows (in thousands, except option prices):

                                                  1995       1994       1993

      Options outstanding at beginning of year   6,897      6,284      6,498
      Granted                                    1,290      1,474      1,539
      Exercised                                   (500)      (771)    (1,562)
      Canceled                                    (117)       (90)      (191)
      Options outstanding at end of year         7,570      6,897      6,284

      Option price range for options
        granted during the year                 $16.50     $20.38     $18.95
                                                   to         to         to
                                                $16.75     $26.83     $19.33

      Options exercisable at end of year         4,044      3,282      2,702

      Options available for grant
        at end of year                             618      1,791      3,705

      (b)   1984 Non-Qualified Stock Option Plan

      In accordance with the Non-Qualified Stock Option Plan adopted in December 1984, options to purchase approximately 5 million shares of Brinker's common stock were authorized for grant. Options were granted at market value on the date of grant, are exercisable beginning one year from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under this plan range from $.35 to $5.30.

      On November 30, 1989, the Non-Qualified Stock Option Plan was terminated. Consequently, no options were granted subsequent to fiscal 1990. Options granted prior to the termination of this plan remain exercisable through June 1999.

      Transactions during fiscal 1995, 1994, and 1993 were as follows (in thousands):

                                                  1995       1994       1993

      Options outstanding at beginning of year     549        858      2,741
      Exercised                                     (1)      (309)    (1,871)
      Canceled                                     ---        ---        (12)
      Options outstanding at end of year           548        549        858

      Options exercisable at end of year           548        549        858

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

      Transactions during fiscal 1995, 1994, and 1993 were as follows (in thousands, except option prices):

                                                  1995       1994       1993

      Options outstanding at beginning of year     122        107         80
      Granted                                       82         18         27
      Exercised                                    ---         (3)       ---
      Options outstanding at end of year           204        122        107

      Option price for options granted
        during the year                         $18.12     $23.92     $14.67
                                                  to
                                                $23.37

      Options exercisable at end of year            89         36        ---

      Options available for grant
        at end of year                             131        213        231

      (d)   On The Border 1989 Stock Option Plan

      In accordance with the Stock Option Plan for On The Border employees and consultants, options to purchase 550,000 shares of On The Border's pre-acquisition common stock were authorized for grant. Options were granted at market value on the date of grant, were exercisable in installments, and expired three to five years from date of grant. Effective May 18, 1994, the 376,000 unexercised On The Border stock options became exercisable immediately in accordance with the Stock Option Plan and were converted to approximately 124,000 Brinker stock options. Options outstanding at June 28, 1995 and June 29, 1994 were 109,000 and 124,000 stock options, respectively, and are exercisable at prices ranging from $17.48 to $24.32.

9.    SAVINGS PLANS

      Effective January 1, 1993, Brinker established the Brinker Savings Plan I ("Plan I"), a qualified defined contribution retirement plan covering salaried employees who have completed one year or 1,000 hours of service. Plan I allows eligible employees to defer receipt of up to 20% of their compensation and contribute such amounts to various investment funds. Brinker matches 25% of the first 5% an employee contributes with Brinker common stock. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of eligibility since plan inception. In fiscal 1995, 1994 and 1993, Brinker contributed approximately $355,000 (representing 18,745 shares of Brinker common stock), $345,000
      (representing 11,666 shares of Brinker common stock), and $173,000 (representing 8,162 shares of Brinker common stock), respectively, and incurred approximately $70,000, $116,000 and $48,000 in administrative fees, respectively.

      Effective January 1, 1993, Brinker established the Brinker Savings Plan II ("Plan II"), a non-qualified defined contribution retirement plan covering highly compensated employees, as defined in the plan. Plan II allows eligible employees to defer receipt of up to 20% of their base compensation and 100% of their eligible bonuses, as defined in the plan, and contribute such amounts to various investment funds. Brinker matches 25% of the first 5% a non-officer contributes with Brinker common stock while officers' contributions are matched at the same rate with cash. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of employment since plan inception. In fiscal 1995, 1994 and 1993, Brinker contributed approximately $259,000 (of which approximately $154,000 was used to purchase 8,175 shares of Brinker common stock), $231,000 (of which approximately $175,000 was used to purchase 7,096 shares of Brinker common stock), and $69,000 (of which approximately $49,000 was used to purchase 2,373 shares of Brinker common stock), respectively, and incurred approximately $70,000, $116,000, and $48,000 in administrative fees, respectively. Brinker has a rabbi trust to fund Plan II obligations. As of June 28, 1995 and June 29, 1994, assets of the trust aggregate approximately $5,448,000 and $2,599,000, respectively, and are included in other assets. The aggregate market value of these assets at June 28,1 995 and June 29, 1994 approximated aggregate cost.

10.   INJURY CLAIM SETTLEMENT AND CONTINGENCIES

      On March 13, 1993, certain officers of On The Border and various family members were involved in an airplane accident. In fiscal 1994, a related injury claim was settled for approximately $2,248,000 and On The Border was released from further liability.

      Brinker  is  engaged  in  various  legal  proceedings  and  has  certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of Brinker, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect on Brinker's consolidated financial condition or results of operations.

11.   SUBSEQUENT EVENTS

      On July 19, 1995, Brinker acquired the remaining 50% interest in its three unit Cozymel's, A Very Mexican Grill, restaurant concept in exchange for 430,769 shares of Brinker's common stock. The acquisition will be accounted for as a purchase. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

      On August 29, 1995, Brinker acquired the three unit Maggiano's Little Italy and five unit Corner Bakery concepts in exchange for 4,000,000 shares of Brinker's common stock. The acquisition will be accounted for as a purchase. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following summarizes the unaudited consolidated quarterly results of operations for fiscal 1995 and 1994 (in thousands, except per share amounts):

                                              Year Ended June 28, 1995
                                                   Quarters Ended
                                      Sept. 28   Dec. 28    March 29   June 28

      Revenues                       $247,072   $246,607   $268,487   $280,033
      Income Before Provision
        for Income Taxes               28,756     24,728     27,722     30,214
      Net Income                       18,548     16,073     18,241     19,882
      Primary Net Income Per Share       0.25       0.22       0.25       0.27
      Primary Weighted Average
        Shares Outstanding             74,799     74,391     74,110     73,928

                                              Year Ended June 28, 1995
                                                   Quarters Ended
                                      Sept. 29   Dec. 29    March 30   June 29

      Revenues                       $207,253   $214,081   $226,440   $238,265
      Income Before Provision
        for Income Taxes               23,016     20,325     25,097     28,103
      Net Income                       14,917     13,189     16,146     18,066
      Primary Net Income Per Share       0.20       0.18       0.21       0.24
      Primary Weighted Average
        Shares Outstanding             74,523     75,057     75,199     74,887

      Amounts differ from those previously reported to reflect the fiscal 1995 acquisition accounted for as a pooling of interest as discussed in
      Note 2.


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Brinker International, Inc.:


We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 28, 1995 and June 29, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brinker International, Inc. and subsidiaries as of June 28, 1995 and June 29, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1995, in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Dallas, Texas
August 4, 1995, except as to the second paragraph of Note 11, which is as of August 29, 1995


                                  EXHIBIT 21


              BRINKER INTERNATIONAL, INC., A DELAWARE CORPORATION

                                 SUBSIDIARIES


REGISTRANT's subsidiaries operate full-service restaurants in various locations throughout the United States under the names Chili's Grill & Bar, Romano's Macaroni Grill, Grady's American Grill, Spageddies Italian Kitchen, On The Border Cafes, and Cozymel's.

            BRINKER RESTAURANT CORPORATION, a Delaware corporation

             BRINKER COZYMEL'S CORPORATION, a Delaware corporation

                 BRINKER FLORIDA, INC., a Delaware corporation

                 BRINKER GEORGIA, INC., a Delaware corporation

                BRINKER LOUISIANA, INC., a Delaware corporation

             BRINKER NORTH CAROLINA, INC., a Delaware corporation

                  BRINKER OHIO, INC., a Delaware corporation

                BRINKER OKLAHOMA, INC., a Delaware corporation

               BRINKER TEXAS, L.P., a Texas limited partnership

              CHILI'S BEVERAGE COMPANY, INC., a Texas corporation

                    CHILI'S, INC., a Tennessee corporation

                    GRADY'S, INC., a Tennessee corporation

                    MODERNAGE, INC., a Delaware corporation

                ON THE BORDER CORPORATION, a Texas corporation

              ROMANO'S MACARONI GRILL, INC., a Texas corporation



                                  EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Brinker International, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 33-61594 and 33-56491 on Form S-8 and Nos. 33-67318, 33-27461, 33-42606,
33-53965 and 33-55181 on Form S-3 of Brinker International, Inc. and subsidiaries of our report dated August 4, 1995, except as to the second paragraph of Note 11, which is as of August 29, 1995, relating to the consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 28, 1995 and June 29, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 28, 1995, which report is incorporated by reference in the June 28, 1995 annual report on Form 10-K of Brinker International, Inc. and subsidiaries.


                                    KPMG Peat Marwick LLP


Dallas, Texas
September 22, 1995



                                  EXHIBIT 99

                         PROXY STATEMENT OF REGISTRANT
                           DATED SEPTEMBER 26, 1995


                                   DIRECTORS

      A brief description of each person nominated to become a director of the Company is provided below. All nominees, except Gerard V. Centioli, are currently serving as directors of the Company, each having been elected at the last annual meeting of the Company's shareholders held on November 3, 1994.

      Norman E. Brinker, 64, served as Chairman of the Board of Directors and Chief Executive Officer of the Company from September 1983 to June 1995, with the exception of a brief period during which Mr. Brinker was incapacitated due to an injury. On June 28, 1995, Mr. Brinker relinquished his position as Chief Executive Officer of the Company, but continues to serve as Chairman of the Board of Directors. Mr. Brinker is a member of the Executive and Nominating Committees of the Company. He was the founder of S&A Restaurant Corp., having served as its President from February 1966 through May 1977 and as its Chairman of the Board of Directors and Chief Executive Officer from May 1977 through July 1983. From June 1982 through July 1983, Mr. Brinker served as Chairman of the Board of Directors and Chief Executive Officer of Burger King Corporation, while simultaneously occupying the position of President of The Pillsbury Company Restaurant Group. Mr. Brinker currently serves as a member of the Board of Directors of Haggar Apparel Company.

      F. Lane Cardwell, Jr., 43, was elected Executive Vice President - Strategic Development in June 1992, having formerly held the position of
Senior Vice President - Strategic Development since December 1990. Mr. Cardwell joined the Company as Vice President - Strategic Development in August 1988, having been previously employed by S&A Restaurant Corp. from November 1978 to August 1988, during which time he served as Vice President - Strategic Planning and Senior Vice President - Strategic Planning. Mr. Cardwell has served as a member of the Board of Directors of the Company since September 1991.

      Gerard V. Centioli, 41, was elected Senior Vice President - Maggiano's/ Corner Bakery Concepts President in August 1995. Mr. Centioli previously served as Senior Partner of Lettuce Entertain You Enterprises, Inc. and President and Chief Executive Officer of the Maggiano's Little Italy and The Corner Bakery Divisions. Prior to joining Lettuce Entertain You in 1984, Mr. Centioli served as Vice President - Division President of Collins Foods International, Inc.

      Creed L. Ford, III, 42, joined the Company's predecessor in September 1976 as an Assistant Manager and was promoted to the position of Restaurant General Manager in March 1977. In September 1978, Mr. Ford became Director of Operations of the Company. He was elected Vice President - Operations of the Company in October 1983, Senior Vice President - Operations in November 1984, and Executive Vice President - Operations in April 1986. Mr. Ford has served as a member of the Board of Directors of the Company since April 1985.

      Ronald A. McDougall, 53, was elected President and Chief Executive Officer of the Company in June 1995 having formerly held the office of President and Chief Operating Officer since 1986. Mr. McDougall joined the Company in 1983 and served as Executive Vice President - Marketing and Strategic Development until his promotion to President. Prior to joining the Company, Mr. McDougall held senior management positions at Proctor and Gamble, Sara Lee, The Pillsbury Company and S&A Restaurant Corp. Mr. McDougall has served as a member of the Board of Directors of the Company since September 1983 and is a member of the Executive and Nominating Committees of the Company. He is active in numerous civic, charitable and professional organizations.

      Debra L. Smithart, 41, joined the Company as Assistant Controller in June 1985. In February 1986 she was promoted to the position of Controller and served in this capacity until December 1988 when she was elected Vice President -Controller. In March 1991, Ms. Smithart was promoted to Vice President - Finance and held this position until September 1991 when she was promoted to Executive Vice President - Chief Financial Officer. Prior to joining the Company, Ms. Smithart worked in various financial/accounting capacities in the public accounting, oil & gas, real estate, and manufacturing industries. Ms. Smithart has served as a member of the Board of Directors of the Company since September 1991.

      Jack W. Evans, 73, is currently President of Jack Evans Investments, Inc. and Chairman of the Board of American Title Company. Mr. Evans is a member of the Executive, Nominating and Compensation Committees of the Company and has served as a member of the Company's Board of Directors since September 1983. He served as Chairman, Chief Executive Officer and President of Cullum Companies, Inc., a retail food and drugstore chain from 1977 to 1990. He served as Mayor of the City of Dallas from May 1981 to May 1983. He is also a director of Texas Utilities Corporation, Randall's-Tom Thumb, and Morning Star Group.

      Rae F. Evans, 46, is currently President of Rae Evans & Associates, a firm specializing in Washington corporate strategies. From 1982 until January 1995, Mrs. Evans was the Vice President, National Affairs of Hallmark Cards, Inc. Mrs. Evans is a member of the Nominating Committee of the Company and has served as a member of the Board of Directors since January 1990. She is a member of the Business-Government Relations Council and is a past president of the organization. She is President of the Capitol Forum and a member of the Economic Club of Washington. Mrs. Evans is also a member of the Catalyst Board of Advisors and the National Women's Economic Alliance. Mrs. Evans serves on the Board of Directors of Haggar Apparel Company.

      J. M. Haggar, Jr., 70, retired as Chairman of the Board of Directors of Haggar Clothing, a clothing manufacturer, in February 1995, having previously held the positions of President and Chief Executive Officer until 1991. He is also a director of ENSERCH Corporation. Mr. Haggar is a member of the Executive Committee and Audit Committee of the Company and has served as a member of the Company's Board of Directors since April 1985.

      J. Ira Harris, 57, is a Managing Director with Lazard Freres & Co., LLC, an investment banking firm, having held such position since joining the firm in January 1988. Mr. Harris has served as a member of the Board of Directors of the Company since September 1993 and is a member of the Audit Committee and Compensation Committee of the Company. He was previously a General Partner of Salomon Brothers and served as a member of its Executive Committee from 1978 to 1983. Mr. Harris serves as a Director for various entities including Manpower, Inc. and Caremark International, Inc. He is also Trustee of Northwestern University.

      Frederick S. Humphries, 59, is the President of Florida A&M University in Tallahassee, Florida having held this position since 1985. Prior to joining Florida A&M University, Dr. Humphries was President of Tennessee State University in Nashville for over 11 years. Dr. Humphries serves as Chairman of the State Board of Education Advisory Committee on the Education of Blacks in Florida and is Chairman of the Board of Regents, Five-Year Working Group for Agriculture, State of University System of Florida in addition to being involved in various civic and community activities. Mr. Humphries has served on the Board of Directors of the Company since May 1994 and is a member of the Audit Committee of the Company. He is also a member of the Board of Directors of Pride of Florida and Wal-Mart, Inc.

      James E. Oesterreicher, 54, is the Vice Chairman and Chief Executive Officer of J.C. Penney Company, Inc., having been elected to this position in January 1995. Mr. Oesterreicher served as President of JCPenney Stores and Catalog from 1992 to 1995 and as Executive Vice President and Director of JCPenney Stores from 1988 to 1992. Mr. Oesterreicher has been with the J.C. Penney Company since 1964 where he started as a management trainee. He serves as a Director for various entities, including Presbyterian Hospital of Plano, Circle Ten Council, Boy Scouts of America, National 4-H Council and National Organization on Disabilities. He also serves as an advisory board member for the Center for Retailing, Education and Research at the University of Florida. Mr. Oesterreicher has served as a member of the Board of Directors of the Company since May 1994 and is a member of the Audit and Nominating Committees of the Company.

      Roger T. Staubach, 53, has been Chairman of the Board and Chief Executive Officer of The Staubach Company, a national real estate company specializing in tenant representation, since 1982. He has served as a member of the Board of Directors of the Company since May 1993 and is a member of the Executive and Compensation Committees of the Company. Mr. Staubach is a 1965 graduate of the U.S. Naval Academy and served four years in the Navy as an officer. In 1968, he joined the Dallas Cowboys professional football team as quarterback and was elected to the National Football League Hall of Fame in 1985. He currently serves on the Board of Directors of Halliburton Company, First USA, Inc., Life Partners Group, American AAdvantage Funds and Columbus Realty Trust and is active in numerous civic, charity and professional organizations.

                              EXECUTIVE OFFICERS

      The following persons are executive officers of the Company who are not nominated to serve on the Company's Board of Directors:

      Douglas H. Brooks, 43, joined the Company as an Assistant Manager in February 1978 and was promoted to General Manager in April 1978. In March 1979, Mr. Brooks was promoted to Area Supervisor and in May 1982 to Regional Director. He was again promoted in March 1987 to Senior Vice President-Central Region Operations and to the position of Concept Head and Senior Vice President-Chili's Operations in June 1992. Mr. Brooks was promoted to his current position of Senior Vice President - Chili's Grill & Bar Concept President in June 1994. Prior to joining the Company, Mr. Brooks helped manage the first two Luther's Barbecue units.

      Arthur J. DeAngelis, 41, has worked with the Company through one of its franchise groups as a manager and later as a Company area director since 1984. In 1991, Mr. DeAngelis joined the Company under the Grady's American Grill concept and in June 1991 was promoted to Vice President-Operations. Mr. DeAngelis was promoted to his current position of Senior Vice President-Grady's American Grill Concept Head in June 1994. Mr. DeAngelis began his restaurant career with S & A Restaurant Corp. in 1976 prior to joining the Company.

      Richard L. Federico, 41, joined the Company as Director of Operations for Grady's in February 1989. Upon the Company's acquisition of Romano's Macaroni Grill in November 1989, Mr. Federico became the Concept Head of this new restaurant group. He was promoted to Vice President-Romano's Macaroni Grill Operations in December 1990 and in June 1992 was promoted to Concept Head and Senior Vice President-Macaroni Grill Operations. In February 1994, Mr. Federico assumed responsibility for the operations of Spageddies Italian Kitchen and was promoted to his current position as Senior Vice President and Italian Concepts President in June 1994. Prior to joining the Company, Mr. Federico worked in various management capacities with S & A Restaurant Corp. and Houston's Restaurants and was a co-founder of Grady's Goodtimes, predecessor to Grady's American Grill.

      John C. Miller, 40, joined the Company as Vice President-Special Concepts in September 1987. In October 1988, he was elected as Vice President-Joint Venture/Franchise and served in this capacity until August 1993 when he was promoted to Senior Vice President-New Concept Development. Mr. Miller was named Senior Vice President - Mexican Concepts in September 1994. Mr. Miller worked in various capacities with the Taco Bueno Division of Unigate Restaurants prior to joining the Company.

      Roger F. Thomson, 46, joined the Company as Senior Vice President, General Counsel and Secretary in April 1993 and was promoted to Executive Vice President, General Counsel and Secretary in March 1994 and was a Director of the Company from 1993 until 1995. From 1988 until April 1993, Mr. Thomson served as Senior Vice President, General Counsel and Secretary for Burger King Corporation. Prior to 1988, Mr. Thomson spent ten years at S & A Restaurant Corp. where he was Executive Vice President, General Counsel and Secretary.

Classes of Directors

      For purposes of determining whether non-employee directors will be nominated for reelection to the Board of Directors, the non-employee directors have been divided into four classes. Each non-employee director will continue to be subject to reelection by the shareholders of the Company each year. However, after a non-employee director has served on the Board of Directors for four years, such director shall be deemed to have been advised by the Nominating Committee that he or she will not stand for reelection at the subsequent annual meeting of shareholders and shall be considered a "Retiring Director". Notwithstanding this policy, the Nominating Committee may determine that it is appropriate to renominate any or all of the Retiring Directors after first considering the appropriateness of nominating new candidates for election to the Board of Directors. The four classes of non-employee directors are as follows: Mr. Haggar comprises Class 3 and will be considered a Retiring Director as of the annual meeting of shareholders following the end of the 1996 fiscal year. Messrs. Harris and Staubach comprise Class 4 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1997 fiscal year. Messrs. Evans, Humphries, and Oesterreicher and Ms. Evans comprise Class 1 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1998 fiscal year. Messrs. Ray L. Hunt and William F. Regas comprise Class 2 and are considered Retiring Directors as of the annual meeting of shareholders on November 2, 1995.

Committees of the Board of Directors

      The Board of Directors of the Company has established an Executive Committee, Audit Committee, Compensation Committee and Nominating Committee. The Executive Committee (currently comprised of Messrs. Brinker, McDougall, Evans, Haggar and Staubach) met three (3) times during the fiscal year and has authority to act for the Board on most matters during the intervals between Board meetings.

      All of the members of the Audit and Compensation Committees are directors independent of management who are not and never have been officers or employees of the Company. The Audit Committee is currently comprised of Messrs. Haggar, Harris, Humphries and Oesterreicher and the Committee met one
(1) time during the fiscal year. Included among the functions performed by the Audit Committee are: the review with independent auditors of the scope of the audit and the results of the annual audit by the independent auditors; consideration and recommendation to the Board of the selection of the independent auditors for the next year; the review with management and the independent auditors of the annual financial statements of the Company; and the review of the scope and adequacy of internal audit activities.

      The Compensation Committee is currently comprised of Messrs. Evans, Harris, Hunt and Staubach and it met five (5) times during the fiscal year. Functions performed by the Compensation Committee include: ensuring the effectiveness of senior management and management continuity, ensuring the reasonableness and appropriateness of senior management compensation arrangements and levels, the adoption, amendment and administration of stock-based incentive plans (subject to shareholder approval where required), management of the various stock option plans of the Company, approval of the total number of available shares to be used each year in stock-based plans, approval of the adoption and amendment of significant compensation plans and approval of all compensation actions for officers, particularly at and above the level of executive vice president. The specific nature of the Committee's responsibilities as it relates to executive officers are set forth below under "Report of the Compensation Committee."

      The purpose of the Nominating Committee is to recommend to the Board of Directors potential non-employee members to be added as new or replacement members to the Board of Directors. The Nominating Committee met one (1) time during the fiscal year and is composed of Messrs. Brinker, Evans, McDougall, and Oesterreicher and Mrs. Evans.

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

      Directors who are not employees of the Company receive grants of stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants. New directors who are not employees of the Company will have the option at the beginning of each Director term to receive as additional compensation for serving on the Board of Directors either an annual cash payment of $30,000 during the term such non-employee serves as a director, a one-time grant of 12,000 stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants, or a combination of cash and stock options. If the director is appointed to the Board of Directors at any time other than at an annual meeting of shareholders, the director will receive a prorated portion of the annual cash compensation for the period from the date of election or appointment to the Board of Directors until the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders. If the director elects to receive cash, the first payment will be made at such Board of Directors meeting and the following payments will be made on the date of each annual meeting of shareholders thereafter. If the director elects to receive stock options, they will be granted as of the 60th day following such meeting (or if the 60th day is not a business day, on the first business day thereafter). The stock options will be granted at the fair market value on the date of grant. One-third of the options will vest on each of the second, third and fourth anniversaries of the date of grant.

      If a Retiring Director is renominated to serve on the Board of Directors for an additional four-year period, such Retiring Director will be treated as a new director for purposes of determining compensation during such additional four-year period.

      During the year ended June 28, 1995, the Board of Directors held six (6) meetings; each incumbent director attended at least 75% of the aggregate total of meetings of the Board of Directors and Committees on which he or she served.

                            EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the annual compensation for the Company's five highest compensated executive officers, including the Chief Executive Officer, whose salary and bonus exceeded $100,000 in fiscal 1995.

Summary Compensation Table

                                                         Long-Term Compensation
                                                          Awards        Payouts
                                                        Securities     Long-Term
    Name and                    Annual Compensation     Underlying     Incentive    All Other
Principal Position      Year    Salary        Bonus     Options (2)    Payouts    Compensation (3)

Norman E. Brinker(1)    1995   $ 699,038  $ 339,558       125,000      $ 86,565       $ 37,489
 Chairman of the        1994   $ 659,135  $ 706,592       202,500      $ 93,940       $ 26,439
 Board and Chief        1993   $ 573,708  $ 753,887       225,000      $ 93,940       $  6,904
 Executive Officer

Ronald A. McDougall     1995   $ 574,038  $ 278,839       125,000      $ 86,565       $ 50,555
 President and Chief    1994   $ 529,327  $ 567,439       202,500      $ 93,940       $ 22,547
 Operating Officer      1993   $ 444,538  $ 585,842       225,000      $ 93,940       $  2,729

Creed L. Ford, III      1995   $ 359,615  $ 130,361        30,000      $ 63,481       $  8,795
 Executive Vice         1994   $ 343,942  $ 275,154        56,250      $ 68,889       $  7,305
 President-Operations   1993   $ 306,692  $ 309,847        67,500      $ 68,889       $  1,814

Debra L. Smithart       1995   $ 264,038  $  95,714        30,000      $ 63,481       $ 11,805
 Executive Vice         1994   $ 232,500  $ 186,000        56,250      $ 50,101       $  5,471
 President and Chief    1993   $ 183,309  $ 186,640        67,500      $ 31,313       $    -0-
 Financial Officer

Douglas H. Brooks       1995   $ 266,249  $  77,212        30,000      $ 40,397       $ 15,636
 Senior Vice            1994   $ 232,884  $ 135,772        45,000      $ 43,839       $ 12,582
 President-Chili's      1993   $ 206,231  $ 174,199        38,250      $ 43,839       $  2,475
 Grill & Bar Operations


(1)   Effective  June 29,  1995, the  beginning  of  the Company's  1996 fiscal  year,  Mr. Brinker  relinquished  his  position  as  Chief
      Executive  Officer  and Mr. McDougall  was  elected President  and
      Chief Executive Officer.

(2) Stock options awarded have been restated to reflect the March 1994 and May 1993 stock splits effected in the form of 50% stock dividends.

(3) All other compensation represents Company match on deferred compensation.

Option Grants During 1995 Fiscal Year

      The following table contains certain information concerning the grant of stock options to the executive officers named in the above compensation table during the Company's last fiscal year:

                                                                            Realizable Value
                                                                        of Assumed Annual Rates
                                                                      of Stock Price Appreciation
                                                                         for Option Term (1)
     Name           Granted   Fiscal Year   Base Price     Date           5%             10%

Norman E. Brinker   125,000      9.69%       $16.50     12/05/2004    $ 1,297,095    $ 3,287,094

Ronald A. McDougall 125,000      9.69%       $16.50     12/05/2004    $ 1,297,095    $ 3,287,094

Creed L. Ford, III   30,000      2.33%       $16.50     12/05/2004    $   311,303    $   788,903

Debra L. Smithart    30,000      2.33%       $16.50     12/05/2004    $   311,303    $   788,903

Douglas H. Brooks    30,000      2.33%       $16.50     12/05/2004    $   311,303    $   788,903

(1)   The  dollar  amounts  under  these   columns  are  the  result  of
      calculations  at the 5%  and 10% rates  set by the  Securities and
      Exchange Commission  and, therefore, are not  intended to forecast possible  future  appreciation, if  any,  of  the Company's  stock price.  The Company did not use an alternative formula for a grant date valuation, as the Company  is not aware of any formula  which will  determine with reasonable accuracy a  present value based on future unknown or volatile factors.

Stock Option Exercises and Fiscal Year-End Value Table

      The following table shows stock option exercises by the named officers during the last fiscal year, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options at fiscal year-end. Also reported are the values for "in-the-money" options which represent the position spread between the exercise price of any such existing options and the $17.38 fiscal year-end price of the Company's Common Stock.

                       Shares                                            Value of Unexercised
                      Acquired               Number of Unexercised     In-the-Money Options at
                         On      Value    Options at Fiscal Year End       Fiscal Year End
    Name              Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable

Norman E. Brinker        -0-       -0-      618,750       440,000     $ 3,073,275   $ 109,375
Ronald A. McDougall      -0-       -0-      375,000       440,000       1,207,665     109,375
Creed L. Ford, III       -0-       -0-      790,644       120,000       8,615,849      26,250
Debra L. Smithart        -0-       -0-       95,350       120,000       3,973,669      26,250
Douglas H. Brooks        -0-       -0-      370,603        94,125         234,568      26,250

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

                        Number of             Estimated Future Payouts
     Name             Units Awarded          Under Non-Stock Based Plans
                                              (Dollars)

                                          Threshold       Target      Maximum
          >

Norman E. Brinker         1,000            $66,667       $100,000        *
Ronald A. McDougall       1,000            $66,667       $100,000        *
Creed L. Ford, III          600            $40,000       $ 60,000        *
Debra L. Smithart           600            $40,000       $ 60,000        *
Douglas H. Brooks           500            $33,333       $ 50,000        *

*     There is no maximum  future payout under the Long-Term  Executive Profit
      Sharing Plan.

                            PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned by the principal shareholders of the Company.

                                      Beneficial Ownership

                                       Number of
Name and Address                         Shares           Percent

The Capital Group Companies             7,672,450 (1)        10.7%
333 South Hope Street
Los Angeles, California 90071

Fidelity Management Research            7,089,600 (2)        9.8%
82 Devonshire Street
Boston, Massachusetts 02109

Massachusetts Financial Services        5,326,460 (3)        7.4%
500 Boylston Street
Boston, Massachusetts 02116

      (1)     As  of  June 28,  1995.    Based  on  information  contained  in
Schedule 13G dated as of July 10, 1995, as supplemented by subsequent communication.

      (2)  As  of August 28, 1995.   Based on information  supplied via direct
communication.

      (3)  As of  August 11, 1995.   Based on information supplied  via direct
communication.


                       SECURITY OWNERSHIP OF MANAGEMENT
                           AND ELECTION OF DIRECTORS

      Thirteen (13) directors are to be elected at the meeting. Each nominee will be elected to hold office until the next annual meeting of the shareholders or until his or her successor is elected and qualified. Proxy holders will not be able to vote the proxies held by them for more than 13 persons. To be elected a director, each nominee must receive a plurality of all of the votes cast at the meeting for the election of directors. Should any nominee become unable or unwilling to accept nomination or election, the proxy holders may vote the proxies for the election, in his or her stead, of any other person the Board of Directors may recommend. All nominees have expressed their intention to serve the entire term for which election is sought. The following table sets forth certain information concerning security ownership of management and nominees for election as directors of the
Company:

                             Number of Shares
                              of Common Stock
                           Beneficially Owned as         Percent of
      Name              as of September 1, 1995 (1)        Class

Norman E. Brinker               1,759,009 (2)               2.30%

Douglas H. Brooks                376,225                     *

F. Lane Cardwell, Jr.            146,022                     *

Gerard V. Centioli               296,462                     *

Creed L. Ford, III               822,854                    1.08%

Ronald A. McDougall              395,022                     *

Debra L. Smithart                117,910                     *

Jack W. Evans, Sr.                81,092                     *

Rae F. Evans                      12,835 (3)                 *

J.M. Haggar, Jr.                 140,020                     *

J. Ira Harris                     17,000 (4)                 *

Frederick S. Humphries               -0-                    -0-

James E. Oesterreicher               500                     *

Roger T. Staubach                  7,000                     *

All executive officers
  and directors as a
  group (18 persons)           4,450,960                    5.82%

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

      (3) Includes 1,875 shares of Common Stock held of record by a family trust of which Ms. Evans is trustee.

      (4) Total shares of Common Stock held of record by a trust of which Mr. Harris is trustee.

      The Company has established a guideline that all senior officers of the Company own stock in the Company, believing that it is important to further encourage and support an ownership mentality among the senior officers that will continue to align their personal financial interests with the long-term interests of the Company's shareholders. Pursuant to the guideline, the minimum amount of Company Common Stock that a senior officer will be required to own will be determined by such officer's position within the Company as well as annual compensation. The guideline would require that each Senior Vice President own an amount of Common Stock equal in value to such officer's base salary, each Executive Vice President own an amount of Common Stock equal in value to twice such officer's base salary, the President own an amount of
Common Stock equal in value to three times his base salary, and the Chief Executive Officer own an amount of Common Stock equal in value to four times his base salary. The guideline also encourages all other officers of the Company to similarly acquire Common Stock in the Company. Phase-in of the guideline began in October 1994 for those senior officers who did not meet the minimum stock ownership levels as established by the guideline; senior officers will have until December 31, 1999 to achieve the requisite level of Common Stock ownership.