Form 10-Q
period 1995-09-27
BRINKER INTERNATIONAL INC
filed 1995-11-09
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 27, 1995

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


Yes  X      No


Number of shares of common stock of registrant outstanding at September 27, 1995: 76,566,291.



                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  September 27, 1995 and June 28, 1995                  3-4


              Condensed Consolidated Statements of Income -
                  Thirteen week periods ended Sepetmber 27, 1995
                  and September 28, 1994                                 5


              Condensed Consolidated Statements of Cash Flows -
                  Thirteen week periods ended September 27, 1995
                  and September 28, 1994                                 6


              Notes to Condensed Consolidated Financial Statements      7-8


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11



Part II     Other Information                                           11



                                     BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                              (Unaudited)

                                         SEPTEMBER 27, 1995       JUNE 28, 1995

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $   16,524            $   38,780
  Accounts Receivable                            9,590                17,952
  Assets Held for Sale and Leaseback                71                    68
  Inventories                                   11,228                10,312
  Prepaid Expenses                              24,837                22,485
  Deferred Income Taxes                          4,053                 4,389

      Total Current Assets                      66,303                93,986


Property and Equipment, at Cost:
  Land                                          157,585              148,123
  Buildings and Leasehold Improvements          399,460              358,717
  Furniture and Equipment                       234,114              214,275
  Construction-in-Progress                       42,294               49,500
                                                833,453              770,615

  Less Accumulated Depreciation                 214,797              202,542

      Net Property and Equipment                618,656              568,073


Other Assets:
  Marketable Securities                          32,983               34,696
  Goodwill                                       74,482                9,708
  Other                                          31,295               26,342

      Total Other Assets                        138,760               70,746

            Total Assets                    $   823,719           $  732,805


      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)


                                        SEPTEMBER 27, 1995       JUNE 28, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Installments of Long-term Debt    $      393            $    1,593
  Accounts Payable                              41,441                34,252
  Accrued Liabilities                           60,873                60,518

      Total Current Liabilities                102,707                96,363


Long-term Debt, Less Current Installments      102,988               103,086
Deferred Income Taxes                           14,401                13,497
Other Liabilities                               23,561                23,062
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued             ---                    ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 76,566,291 and 72,073,597
    Shares Issued and Outstanding at
    September 27, 1995 and June 28, 1995,
    Respectively                                 7,657                 7,207
  Additional Paid-In Capital                   257,751               190,919
  Unrealized Loss on Marketable
    Securities                                  (1,047)               (1,451)
  Retained Earnings                            315,701               300,122

      Total Shareholders' Equity               580,062               496,797

            Total Liabilities and
                  Shareholders' Equity      $  823,719            $  732,805



      See Accompanying Notes to Condensed Consolidated Financial Statements


                                      BRINKER INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                              (Unaudited)


                                                THIRTEEN WEEK PERIODS ENDED
                                         SEPTEMBER 27, 1995   SEPTEMBER 28, 1995


REVENUES                                    $   289,460           $  247,072

Cost and Expenses:
  Cost of Sales                                 83,658                66,276
  Restaurant Expenses                          152,905               126,847
  Depreciation and Amortization                 16,072                13,786
  General and Adminstrative                     12,997                12,224
  Interest Expense                                 767                   ---
  Other, Net                                      (906)                 (817)

      Total Costs and Expenses                  265,493              218,316


Income Before Provision for
  Income Taxes                                   23,967               28,756
Provision for Income Taxes                        8,388               10,208

      Net Income                            $    15,579           $   18,548


Primary and Fully Diluted Net
  Income Per Share                          $      0.21           $     0.25


Primary Weighted Average
  Shares Outstanding                             75,721               74,799


Fully Diluted Weighted Average
  Shares Outstanding                             75,721               74,936




      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)


                                               Thirteen Week Periods Ended
                                         September 27, 1995    September 28, 1994


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                    $ 15,579          $ 18,548
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment        13,525            11,263
  Amortization of Other Assets                   2,547             2,523
  Changes in Assets and Liabilities, Net
      Effects of Acquisitions:
    Decrease (Increase) in Accounts Receivable   9,123            (4,316)
    Increase in Inventories                       (480)             (468)
    Increase in Prepaid Expenses                (1,941)             (427)
    Increase in Other Assets                    (6,560)           (5,564)
    Decrease in Accounts Payable                (9,512)             (983)
    Decrease in Accrued Liabilities             (1,080)             (844)
    Increase in Deferred Income Taxes            1,240             1,378
    Increase (Decrease) in Other Liabilities       499            (1,177)

  Net Cash Provided by Operating Activities     22,940            19,933


CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment            (47,037)           (36,244)
Purchases of Marketable Securities              (5,544)            (4,411)
Proceeds from Sales of Maketable Securities      7,661              4,298
Other                                              372               (347)

  Net Cash Used in Investing Activities        (44,818)           (36,704)


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                      ---             11,150
Payments of Long-term Debt                      (1,298)              (783)
Proceeds from Issuances of Common Stock            920              3,721

  Net Cash (Used in) Provided by
      Financing Activities                        (378)            14,088


NET DECREASE IN CASH AND CASH EQUIVALENTS       (22,256)           (2,683)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      38,780             3,743
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                    $ 16,524           $ 1,060


CASH (RECEIVED) PAID DURING THE PERIOD:
  Income Taxes, Net                            $ (5,648)          $  1,839


NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common Stock Issued in Connection
  With Acquisitions                            $ 66,362           $    ---



      See Accompanying Notes to Condensed Consolidated Financial Statements


                         BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of September 27, 1995 and June 28, 1995 and for the thirteen week periods ended September 27, 1995 and September 28, 1994 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates eight restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Grady's American Grill ("Grady's"), Romano's Macaroni Grill ("Macaroni Grill"), Spageddies Italian Kitchen ("Spageddies"), On The Border Cafes ("On The Border"), Cozymel's - A Very Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery ("Corner Bakery").

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 28, 1995 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    Net Income Per Share

      Both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method.

3.    Goodwill

      Goodwill is being amortized on a straight-line basis over 30 to 40 years. The Company assesses the recoverability of goodwill by determining whether the asset balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction of the estimated useful life is warranted.

4.    Business Combinations

      Effective July 19, 1995, the Company acquired the remaining 50% interest in its three unit Cozymel's restaurant concept in exchange for 430,769 shares of the Company's common stock. On August 29, 1995, the Company acquired the three unit Maggiano's and five unit Corner Bakery concepts in exchange for 4,000,000 shares of the Company's common stock. These acquisitions were accounted for as purchases. Goodwill of approximately $7.6 million and $57.6 million, respectively, representing the excess of cost over the fair value of the assets acquired, was recorded in connection with these acquisitions. The operations of the restaurants are included in the Company's consolidated results of operations from the dates of their acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

5.    Subsequent Events

      On October 17, 1995, the Board of Directors of the Company approved a strategic plan intended to support the Company's long-term growth target that focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, the Company will dispose of or convert 30 to 40 Company-owned restaurants that have not met management's expectations. Since September 27, 1995, ten units have ceased operations under this plan. The remaining restaurants will be disposed of or converted during the current fiscal year. The Company expects to record an estimated pre-tax charge of $50 million in the second quarter of fiscal 1996 to cover the costs related to the execution of this plan.

      On October 30, 1995, the Company entered into an agreement providing for the sale of all rights to the Grady's concept and 37 Grady's restaurants for a cash purchase price of approximately $70 million. The sale is subject to due diligence as well as other customary conditions and is expected to close by December 31, 1995.


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                      For The Thirteen Week Periods Ended
                   September 27, 1995 and September 28, 1994


The following table sets forth expenses as a percentage of total revenues for revenue and expense items included in the Condensed Consolidated Statements of Income.

                                         Thirteen Week Periods Ended
                                   September 27, 1995    September 28, 1994

Revenues                                 100.0%            100.0%

Costs and Expenses:
  Cost of Sales                           28.9%             26.8%
  Restaurant Expenses                     52.8%             51.3%
  Depreciation and Amortization            5.6%              5.6%
  General and Administrative               4.5%              4.9%
  Interest Expense                         0.2%              0.0%
  Other, Net                              (0.3%)            (0.2%)
      Total Costs and Expenses            91.7%             88.4%

Income Before Provision
  for Income Taxes                         8.3%             11.6%
Provision for Income Taxes                 2.9%              4.1%
      Net Income                           5.4%              7.5%


The following table shows restaurant openings during the first quarter and year-to-date as well as total restaurants open at the end of the first quarter.

                                                     Total Open at End
                           1st Quarter Openings      of First Quarter
                          Fiscal        Fiscal     Fiscal       Fiscal
                           1996          1995       1996         1995

Chili's:
  Company-owned            14            16        330           296
  Franchised                8             8        116            86
    Total                  22            24        446           382

Macaroni Grill:
  Company-owned             4             4         54            38
  Franchised               --            --          1             1
    Total                   4             4         55            39

Grady's                     5             1         49            35

Spageddies:
  Company-owned             3            --         15             6
  Franchised                1            --          5            --
    Total                   4            --         20             6

On The Border:
  Company-owned             1            --          4            14
  Franchised               --            --         --             6
    Total                   1            --          4            20

Maggiano's                 --            --          3            --

Corner Bakery              --            --          5            --

R&D Concepts               --            --          1             1

  Grand Total              38            29        604            484


REVENUES

Revenues for the first quarter of fiscal 1996 increased to $289.5 million, 17.2% over the $247.1 million generated for the same quarter of fiscal 1995. The increase is primarily attributable to the 88 Company-operated restaurants opened or acquired since September 28, 1994. The Company increased its capacity (as measured in store weeks) by 21.3% in the first quarter of fiscal 1996, as compared to the same quarter in fiscal 1995. Average weekly sales for the first quarter of fiscal 1996 declined 3.3% compared to the first quarter of fiscal 1995, including declines of 2.8% and 8.3% at Chili's and Macaroni Grill, respectively.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased from 26.8% in fiscal 1995 to 28.9% in fiscal 1996. Unfavorable commodity prices were experienced for alcoholic beverages, pasta, nonalcoholic beverages, sauces and oils. Product mix shifts toward higher cost menu items and increases in portions on various Chili's menu items also contributed to the increase. These increases were somewhat offset by favorable prices for meat, bakery, produce, poultry, and dairy.

Restaurant expenses increased from 51.3% in fiscal 1995 to 52.8% in fiscal 1996, primarily as a result of increases in management and hourly labor and credit card fees. The increase in management labor is due to increases in base pay to remain competitive in the industry. At the restaurant level, hourly labor costs are up due to increases in the floor staff to improve customer service as well as wage rate increases to meet industry competition and retain quality employees. Credit card fees also increased due to proportionately higher credit card sales and an increase in the cost of authorizing credit card transactions. These cost increases were partially offset by decreases in liquor taxes and contingent rent.
Depreciation  and amortization  was  flat compared  to  the prior  year  first quarter. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units offset increases related to new unit construction costs and ongoing remodel costs.

General and administrative expenses declined in the first quarter of fiscal 1996 compared to fiscal 1995 due to the Company's ongoing focus on controlling corporate overhead and efficiencies realized from increased investments in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company expands its restaurant concepts.

Interest expense, net of amounts capitalized, increased due to the issuance of $100 million of unsecured senior notes by the Company in April 1995.

Other, net, was flat compared to the first quarter of fiscal 1995. Income from the net gains on sales of marketable securities was offset partially by a decrease in interest and dividend income compared to fiscal 1995 as a result of a decrease in the investment portfolio balance.

INCOME BEFORE PROVISION FOR INCOME TAXES

As a result of the relationships between revenues and costs and expenses, income before provision for income taxes decreased 16.7% for the first quarter of fiscal 1996 as compared to fiscal 1995.

INCOME TAXES

The Company's effective income tax rate was 35.0% for the first quarter of fiscal 1996 compared to 35.5% for the same period of fiscal 1995. The fiscal 1996 effective income tax rate has decreased as a result of an increase in Federal FICA tip credits.

NET INCOME AND NET INCOME PER SHARE

Net income and primary net income per share declined 16.0% compared to the first quarter of fiscal 1995. The decrease in net income in light of the increase in revenues was due to the decline in average weekly store sales and the increases in costs and expenses mentioned above. Primary weighted average shares outstanding for the first quarter increased 1.2% compared to the prior year period. The number of outstanding shares has increased as a result of the acquisition of the Cozymel's and Maggiano's/Corner Bakery concepts and common stock options exercised, offset partially by a decrease in dilutive common stock equivalents in fiscal 1996 as a result of a decline in the Company's stock price.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $2.4 million at June 28, 1995 to $36.4 million at September 27, 1995, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities increased to $22.9 million for the first quarter of fiscal 1996 from $19.9 million during the same period in fiscal 1995 due to timing of operational receipts and payments and the increased number of restaurants in operation.

Long-term debt outstanding at September 27, 1995 consisted of $100 million of unsecured senior notes and obligations under capital leases. At September 27, 1995, the Company had $250 million in available funds from credit facilities.

Capital expenditures were $47.3 million for the first quarter of fiscal 1996 as compared to $36.2 million in the first quarter of fiscal 1995. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the second quarter will approximate $60 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

During October 1995, the Company announced the approval of a strategic plan calling for the disposition or conversion of 30 to 40 Company-owned restaurants. The net effect of this plan will be a significant positive cash flow of approximately $30 million to be realized over the next two years. Furthermore, the Company entered into an agreement providing for the sale of the Grady's concept and 37 Grady's restaurants that is expected to result in approximately $65 to $70 million of additional positive cash flow in fiscal 1996.

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

                              BRINKER INTERNATIONAL, INC.




Date: November 8, 1995        By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: November 8, 1995        By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)