Form 10-Q
period 1995-12-27
BRINKER INTERNATIONAL INC
filed 1996-02-09
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 27, 1995

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


Yes  X      No


Number of shares of common stock of registrant outstanding at December 27, 1995: 76,617,908.




                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  December 27, 1995 and June 28, 1995                   3-4


              Condensed Consolidated Statements of Operations -
                  Thirteen Weeks and Twenty-Six Weeks
                  ended December 27, 1995 and December 28, 1994          5


              Condensed Consolidated Statements of Cash Flows -
                  Twenty-Six Weeks ended December 27, 1995 and
                  December 28, 1994                                      6


              Notes to Condensed Consolidated Financial Statements      7-8


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-12



Part II     Other Information                                            12

                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                              (Unaudited)

                                         DECEMBER 27, 1995        JUNE 28, 1995

ASSETS

Current Assets:
  Cash and Cash Equivalents                 $   44,492            $   38,780
  Accounts Receivable                           14,400                17,952
  Assets Held for Sale and Leaseback                93                    68
  Inventories                                   10,928                10,312
  Prepaid Expenses                              23,716                22,485
  Deferred Income Taxes                          4,345                 4,389

      Total Current Assets                      97,974                93,986


Property and Equipment, at Cost:
  Land                                          146,967              148,123
  Buildings and Leasehold Improvements          379,609              358,717
  Furniture and Equipment                       220,992              214,275
  Construction-in-Progress                       40,189               49,500
                                                787,757              770,615

  Less Accumulated Depreciation                 229,880              202,542

      Net Property and Equipment                557,877              568,073


Other Assets:
  Marketable Securities                          33,088               34,696
  Goodwill                                       73,988                9,708
  Other                                          33,738               26,342

      Total Other Assets                        140,814               70,746

            Total Assets                    $   796,665           $  732,805


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)

                                         DECEMBER 27, 1995        JUNE 28, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Installments of Long-term Debt    $      393            $    1,593
  Accounts Payable                              22,404                34,252
  Accrued Liabilities                           68,073                60,518

      Total Current Liabilities                 90,870                96,363


Long-term Debt, Less Current Installments      102,784               103,086
Deferred Income Taxes                           13,685                13,497
Other Liabilities                               22,685                23,062
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued             ---                    ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 76,617,908 and 72,073,597
    Shares Issued and Outstanding at
    December 27, 1995 and June 28, 1995,
    Respectively                                 7,662                 7,207
  Additional Paid-In Capital                   257,921               190,919
  Unrealized Loss on Marketable
    Securities                                  (1,090)               (1,451)
  Retained Earnings                            302,148               300,122

      Total Shareholders' Equity               566,641               496,797

            Total Liabilities and
                  Shareholders' Equity      $  796,665            $  732,805


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)
                                              (Unaudited)


                              13 Weeks Ended               26 Weeks Ended
                       Dec. 27, 1995  Dec. 28, 1994  Dec. 27, 1995  Dec. 28, 1994

Revenues                $   289,656    $   246,607    $   579,116    $   493,679

Costs and Expenses:
  Cost of Sales              83,675         67,097        167,333        133,373
  Restaurant Expenses       156,109        128,475        309,014        255,322
  Depreciation and
    Amortization             16,201         14,163         32,273         27,949
  General & Administrative   13,578         12,636         26,575         24,860
  Interest Expense              892            ---          1,659            ---
  Gain on Sales of Concepts  (9,262)           ---         (9,262)           ---
  Restructuring Charge       50,000            ---         50,000            ---
  Other, Net                   (687)          (492)        (1,593)        (1,309)

  Total Costs and
    Expenses                310,506        221,879        575,999        440,195


Income (Loss) Before
  Provision for Income
  Taxes                     (20,850)        24,728          3,117         53,484
Provision for Income
  Taxes                      (7,297)         8,655          1,091         18,863

  Net Income (Loss)     $   (13,553)   $    16,073    $     2,026    $    34,621

Primary and Fully
  Diluted Net
  Income Per Share      $     (0.18)   $      0.22    $      0.03    $      0.46

Primary Weighted Average
  Shares Outstanding         76,626         74,391         76,932         74,584

Fully Diluted Weighted
  Average Shares
  Outstanding                76,626         74,391         76,987         74,653

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)

                                                  Twenty-Six Weeks Ended
                                           December 27, 1995    December 28, 1994

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                     $  2,026       $  34,621
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment        27,417           23,041
  Amortization of Other Assets                   4,856            4,908
  Gain on Sales of Concepts                     (9,262)             ---
  Restructuring Charge                          50,000              ---
  Net Loss on Sales of Marketable Securities       597              ---
  Changes in Assets and Liabilities, Excluding
      Effects of Acquisitions and Dispositions:
    Decrease (Increase) in Accounts Receivable   4,457           (5,326)
    Increase in Inventories                     (1,325)          (1,152)
    Increase in Prepaid Expenses                (2,988)          (2,063)
    Increase in Other Assets                    (8,000)          (8,790)
    Decrease in Accounts Payable                (28,549)         (3,699)
    Increase (Decrease) in Accrued Liabilities  (7,559)           2,384
    Increase in Deferred Income Taxes               48            2,547
    Decrease in Other Liabilities                 (281)          (1,843)

  Net Cash Provided by Operating Activities     31,437           44,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment            (100,339)        (76,508)
Purchases of Marketable Securities              (13,923)         (4,923)
Proceeds from Sales of Marketable Securities    15,479           18,594
Proceeds from Sales of Concepts                  73,115             ---
Other                                               350             (38)

  Net Cash Used in Investing Activities        (25,318)         (62,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                      ---           12,050
Payments of Long-term Debt                       (1,502)         (1,332)
Proceeds from Issuances of Common Stock          1,095            4,895

  Net Cash Provided by (Used in)
      Financing Activities                        (407)          15,613

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                5,712          (2,634)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      38,780           3,743
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                    $ 44,492         $ 1,109

CASH PAID DURING THE PERIOD:
  Income Taxes, Net                            $ 15,003         $21,107
  Interest, Net of Amounts Capitalized         $  1,594         $   ---

NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common Stock Issued in Connection
      With Acquisitions                        $ 66,362         $  ---
  Notes Received in Connection with Sales
      of Concepts                              $  9,800         $  ---


      See Accompanying Notes to Condensed Consolidated Financial Statements


                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The    condensed   consolidated   financial    statements   of   Brinker
      International, Inc. ("Company") as of December 27, 1995 and June 28, 1995 and for the thirteen weeks and twenty-six weeks ended December 27, 1995 and December 28, 1994 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates six restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's - A Very Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery.

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

2.    Net Income (Loss) Per Share

      Both primary and fully diluted net income (loss) per share are based on the weighted average number of shares outstanding during the period increased by common equivalent shares (stock options) determined using the treasury stock method. Common equivalent shares for the second quarter of fiscal 1996 are excluded from the net loss per share computation because they were anti-dilutive.

3.    Restructuring Related Items

      The Company recorded a $50 million restructuring charge during the thirteen weeks ended December 27, 1995 related to the adoption of a strategic plan which includes the disposition or conversion of 30 to 40 Company-owned restaurants that have not met management's expectations. The charge resulted in a reduction in net income of approximately $32.5 million ($0.42 per share) and primarily relates to the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. As of December 27, 1995, the remaining balance of the restructuring reserve was approximately $10 million and primarily relates to costs to settle lease obligations which are expected to be settled by the end of fiscal 1996. The results of operations from restaurants that will be disposed are not material.

      In addition, the Company completed the sales of the Grady's American Grill, Spageddies Italian Kitchen, and the Kona Ranch Steak House concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

4.    Subsequent Event

      On January 30, 1996, the Board of Directors of the Company adopted a Stockholder Protection Rights Plan (the "Plan") and declared a dividend of one right on each outstanding share of common stock, payable on February 9, 1996. The rights will be evidenced by the common stock certificates, will automatically trade with the common stock, and will not be exercisable until it is announced that a person or group has become an Acquiring Person, as defined in the Plan. Thereafter, separate rights certificates will be distributed and each right (other than rights beneficially owned by any Acquiring Person) will entitle, among other things, its holder to purchase, for an exercise price of $60, a number of shares of the Company's common stock having a market value of twice the exercise price. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the date of the announcement that a person or group has become an Acquiring Person.


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying Condensed Consolidated Statements of Operations.

                              13 Weeks Ended               26 Weeks Ended
                       Dec. 27, 1995  Dec. 28, 1994  Dec. 27, 1995  Dec. 28, 1994

Revenues                    100.0%        100.0%         100.0%        100.0%

Costs and Expenses:
  Cost of Sales              28.9%         27.2%          28.9%         27.0%
  Restaurant Expenses        53.9%         52.1%          53.4%         51.7%
  Depreciation and
    Amortization              5.6%          5.7%           5.6%          5.7%
  General & Administrative    4.7%          5.1%           4.6%          5.0%
  Interest Expense            0.3%          ---            0.3%          ---
  Other, Net                 (0.2)%        (0.1)%         (0.3)%        (0.2)%

  Total Costs & Expenses
    Before Restructuring
    Related Items            93.2%         90.0%          92.5%         89.2%


  Gain on Sales of Concepts  (3.2)%         ---           (1.6)%         ---
  Restructuring Charge       17.2%          ---            8.6%          ---

  Total Costs & Expenses
    After Restructuring
    Related Items           107.2%         90.0%          99.5%         89.2%

Income (Loss) Before
  Provision for Income
  Taxes                      (7.2)%        10.0%           0.5%         10.8%
Provision for Income Taxes   (2.5)%         3.5%           0.2%          3.8%

  Net Income (Loss)          (4.7)%         6.5%           0.3%          7.0%

The table below details the number of restaurant openings during the second quarter and year-to-date, as well as total number of restaurants open at the end of the second quarter.

                                                                   Total Open at End
                  2nd Quarter Openings     Year-to-Date Openings   of Second Quarter
                  Fiscal        Fiscal     Fiscal         Fiscal   Fiscal      Fiscal
                   1996          1995       1996           1995     1996        1995

Chili's:
  Company-owned     11             6         25             22      339         302
  Franchised         7             9         15             17      123          95
    Total           18            15         40             39      462         397

Macaroni Grill:
  Company-owned      7             7         11             11       61          45
  Franchised         1            --          1             --        2           1
    Total            8             7         12             11       63          46

On The Border:
  Company-owned      2             1          4              1       19          15
  Franchised        --            --         --             --        4           6
    Total            2             1          4              1       23          21

Cozymel's:
  Company-owned      2            --          3             --        6           1
  Joint Venture     --            --         --             --       --           1
    Total            2            --          3             --        6           2

Maggiano's          --            --         --             --        3          --

Corner Bakery        1            --          2             --        6          --

Wildfire:
  Joint Venture      1            --          1             --        1          --

Grady's              1             5          6              6        4 (a)        39

Spageddies:
  Company-owned      1             3          4              3        4 (a)         9
  Franchised         1             1          2              1       --           1
    Total            2             4          6              4        4          10

  Grand Total       35            32         74             61      572         515


(a)  Subsequent to the end of the second quarter of fiscal 1996, two Grady's and four Spageddies restaurants were closed.

REVENUES

Revenues for the second quarter of fiscal 1996 increased to $289.7 million, 17.5% over the $246.6 million generated for the same quarter of fiscal 1995. Revenues for the twenty-six weeks ended December 27, 1995 rose 17.3% to $579.1 million from the $493.7 million generated for the same period of fiscal 1995. The increase is primarily attributable to the 93 Company-operated restaurants opened or acquired since December 28, 1994. The Company increased its capacity (as measured in store weeks) for the second quarter and year-to-date of fiscal 1996 by 19.1% and 19.8%, respectively, compared to the respective prior year periods. Average weekly sales declined 1.5% and 2.2% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1995.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased to 28.9% for both the second quarter and year-to-date of fiscal 1996. Unfavorable commodity prices were experienced for meat, poultry, alcoholic and nonalcoholic beverages, pasta, and oils. Product mix shifts toward higher cost menu items and increases in portion sizes on various Chili's menu items also contributed to the increase.

Restaurant expenses increased on both a comparative second quarter and year-to-date basis, primarily as a result of increases in management and hourly labor. The increase in management labor is due to increases in base pay to remain competitive in the industry. At the restaurant level, hourly labor costs are up due to increases in the number of floor staff to provide better customer service as well as wage rate increases in order to meet industry competition and retain quality employees.

Depreciation and amortization decreased slightly for both the second quarter and year-to-date of fiscal 1996. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units and higher average sales volumes of new restaurants offset increases related to new unit construction costs and ongoing remodel costs.

General and administrative expenses declined in the second quarter and year-to-date of fiscal 1996 compared to the respective fiscal 1995 periods due to decreased profit sharing expenses, the Company's ongoing focus on controlling corporate overhead, and efficiencies realized from increased investments in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company expands its restaurant concepts.

Interest expense, net of amounts capitalized, increased due to the issuance of $100 million of unsecured senior notes by the Company in April 1995.

Other, net, increased slightly for both the second quarter and year-to-date of fiscal 1996. Increased interest and dividend income as a result of an increase in the investment portfolio balance was offset partially by the net loss on sales of marketable securities.

RESTRUCTURING RELATED ITEMS

In October 1995, the Board of Directors of the Company approved a strategic plan intended to support the Company's long term growth target that focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, the Company will dispose of or convert 30 to 40 Company-owned restaurants that have not met management's expectations. The restructuring actions began during the second quarter and are expected to be substantially completed by the end of fiscal 1996. The Company recorded a $50.0 million restructuring charge during the thirteen weeks ended December 27, 1995 to cover cost related to the execution of this plan, primarily the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. In addition, the Company completed the sales of the Grady's American Grill, Spageddies Italian Kitchen, and the Kona Ranch Steak House concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

INCOME TAXES

The Company's effective income tax rate was 35.0% for the second quarter and year-to-date of fiscal 1996 compared to 35.0% and 35.3% for the same periods of fiscal 1995, respectively. The fiscal 1996 effective income tax rate has decreased as a result of an increase in federal FICA tip credits.

NET INCOME AND NET INCOME PER SHARE

Operating results before restructuring related items (gain on sales of concepts and restructuring charge) for the second quarter and year-to-date are summarized as follows (in millions, except per share amounts):

                                        13 Weeks Ended             26 Weeks Ended
                                      Dec. 27,   Dec. 28,      Dec. 27,     Dec. 28,
                                       1995       1994          1995         1994

Income Before Restructuring
  Related Items and Income Taxes     $ 19.9    $ 24.7        $ 43.8       $ 53.5
Income Taxes Before Restructuring
  Related Items                         7.0       8.6          15.3         18.9

Net Income Before Restructuring
  Related Items                      $ 12.9    $ 16.1        $ 28.5       $ 34.6

Net Income Per Share Before
  Restructuring Related Items        $ 0.17    $ 0.22        $ 0.37       $ 0.46

Net income before restructuring related items for the second quarter and year-to-date declined 19.6% and 17.7%, respectively, compared to fiscal 1995. Primary net income per share before restructuring related items for the second quarter and year-to-date declined 22.7% and 19.6%, respectively. The decrease in net income before restructuring related items in light of the increase in revenues was due to the decline in average weekly store sales and the increases in costs and expenses mentioned above.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from a deficit of $2.4 million at June 28, 1995 to $7.1 million at December 27, 1995, due to proceeds received from the sales of concepts offset primarily by the recording of the restructuring reserve and the Company's capital expenditures. Net cash provided by operating activities decreased to $31.4 million for the first half of fiscal 1996 from $44.6 million during the same period in fiscal 1995 due to timing of operational receipts and payments.

Long-term debt outstanding at December 27, 1995 consisted of $100 million of unsecured senior notes and obligations under capital leases. At December 27, 1995, the Company had $238 million in available funds from credit facilities.

During October 1995, The Company announced the approval of a strategic plan which includes the disposition of certain Company-owned restaurants. The dispositions are expected to generate net cash proceeds of approximately $15 to $20 million through fiscal 1997. Furthermore, the Company completed the sales of three of its concepts during the second quarter which resulted in net cash proceeds of approximately $73 million.

Capital expenditures were $100.3 million for the six months ended December 27, 1995 as compared to $76.5 million last year. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the third quarter will approximate $60 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, proceeds from the sales of concepts, and drawdowns on the Company's available lines of credit.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.


                          PART II.  OTHER INFORMATION

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Proxy Statement dated September 26, 1995 for the Annual Meeting of Shareholders held on November 2, 1995, as filed with the Securities and Exchange Commission on September 25, 1995, is incorporated herein by reference.

(a)   The   Annual  Meeting  of  Shareholders  of  the  Company  was  held  on
November 2, 1995.

(b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified.

Number of Affirmative Votes Cast       Number of Withhold Authority Votes Cast

              64,843,019                                208,854

(c) The following matters were also voted upon at the meeting and approved by the shareholders:

      (i) approval of an amendment to the Company's 1992 Incentive Stock Option Plan

      Number of Affirmative Votes Cast          Number of Negative Votes Cast

              46,598,207                          18,244,775

                            Number of Abstain Votes Cast

                                         208,891

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

(b) A current report on Form 8-K, dated October 18, 1995, was filed with the Securities and Exchange Commission on November 3, 1995. This Form 8-K contained the text of two press releases issued by the Company on October 18, 1995 and November 2, 1995. The October 18, 1995 press release announced (i) the Company's earnings for the first quarter of its 1996 fiscal year and (ii) the adoption of a strategic plan to focus future restaurant development of those restaurant concepts with the greatest return potential to the Company and to dispose of or convert 30 to 40 restaurants that did not meet management's expectations. The November 2, 1995 press release announced the execution of agreements providing for the sale of the Grady's American Grill and Spageddies Italian Kitchen concepts to Quality Dining, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRINKER INTERNATIONAL, INC.



Date: February 9, 1996        By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: February 9, 1996        By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)