Form 10-Q
period 1996-03-27
BRINKER INTERNATIONAL INC
filed 1996-05-08
CIK 703351

FORM 10Q



                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 27, 1996

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


Yes  X      No


Number of shares of common stock  of registrant outstanding at March 27, 1996:
76,828,336.

                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I      Financial Information


              Condensed Consolidated Balance Sheets -
                  March 27, 1996 and June 28, 1995                      3-4


              Condensed Consolidated Statements of Operations -
                  Thirteen Weeks and Thirty-Nine Weeks
                  ended March 27, 1996 and March 29, 1995                5


              Condensed Consolidated Statements of Cash Flows -
                  Thirty-Nine Weeks ended March 27, 1996 and
                  March 29, 1995                                         6


              Notes to Condensed Consolidated Financial Statements       7


              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11



Part II     Other Information                                            12
<\PAGE>

                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands)
                                              (Unaudited)

                                             MARCH 27, 1996       JUNE 28, 1995
ASSETS

Current Assets:
  Cash and Cash Equivalents                 $   27,346            $   38,780
  Accounts Receivable                           16,886                18,020
  Inventories                                   10,503                10,312
  Prepaid Expenses                              24,219                22,485
  Deferred Income Taxes                          4,059                 4,389

      Total Current Assets                      83,013                93,986


Property and Equipment, at Cost:
  Land                                          151,725              148,123
  Buildings and Leasehold Improvements          409,511              358,717
  Furniture and Equipment                       231,660              214,275
  Construction-in-Progress                       40,096               49,500
                                                832,992              770,615

  Less Accumulated Depreciation                 238,368              202,542

      Net Property and Equipment                594,624              568,073


Other Assets:
  Marketable Securities                          65,399               34,696
  Goodwill                                       73,749                9,708
  Other                                          34,283               26,342

      Total Other Assets                        173,431               70,746

            Total Assets                    $   851,068           $  732,805


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and par value amounts)
                                              (Unaudited)

                                              MARCH 27, 1996      JUNE 28, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-Term Debt                           $   15,000            $      ---
  Current Installments of Long-term Debt           393                 1,593
  Accounts Payable                              39,591                34,252
  Accrued Liabilities                           73,710                60,518

      Total Current Liabilities                128,694                96,363


Long-term Debt, Less Current Installments      102,792               103,086
Deferred Income Taxes                           14,487                13,497
Other Liabilities                               22,558                23,062
Commitments and Contingencies


Shareholders' Equity:
  Preferred Stock-1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued             ---                    ---
  Common Stock-250,000,000 Authorized Shares;
    $.10 Par Value; 76,828,336 and 72,073,597
    Shares Issued and Outstanding at
    March 27, 1996 and June 28, 1995,
    Respectively                                 7,683                 7,207
  Additional Paid-In Capital                   259,735               190,919
  Unrealized Loss on Marketable
    Securities                                    (898)               (1,451)
  Retained Earnings                            316,017               300,122

      Total Shareholders' Equity               582,537               496,797

            Total Liabilities and
                  Shareholders' Equity      $  851,068            $  732,805


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)
                                              (Unaudited)


                              13 Weeks Ended               39 Weeks Ended
                       Mar. 27, 1996  Mar. 29, 1995  Mar. 27, 1996  Mar. 29, 1995


Revenues                $   284,206    $   268,487    $   863,322    $   762,167

Costs and Expenses:
  Cost of Sales              79,521         71,640        246,854        205,013
  Restaurant Expenses       154,075        141,726        463,089        397,048
  Depreciation and
    Amortization             15,734         15,061         48,007         43,010
  General & Administrative   13,623         12,993         40,198         37,855
  Interest Expense            1,356            ---          3,015            ---
  Gain on Sales of Concepts     ---            ---        (9,262)            ---
  Restructuring Charge          ---            ---         50,000            ---
  Other, Net                 (1,116)          (655)        (2,709)        (1,963)

  Total Costs and
    Expenses                263,193        240,765        839,192        680,963


Income Before Provision
  for Income Taxes           21,013         27,722         24,130         81,204
Provision for Income
  Taxes                       7,144          9,481          8,235         28,344

  Net Income            $    13,869    $    18,241    $    15,895    $    52,860


Primary Net Income
  Per Share             $      0.18   $       0.25    $      0.21    $      0.71


Fully Diluted Net
  Income Per Share      $      0.18   $       0.25    $      0.20    $      0.71


Primary Weighted Average
  Shares Outstanding         78,389         74,110         77,421         74,414


Fully Diluted Weighted
  Average Shares
  Outstanding                78,816         74,110         77,822         74,460


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                      BRINKER INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)

                                                  Thirty-Nine Weeks Ended
                                             March 27, 1996      March 29, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $ 15,895           $ 52,860
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation of Property and Equipment        40,458              35,680
  Amortization of Other Assets                   7,549               7,330
  Gain on Sales of Concepts                     (9,262)                ---
  Restructuring Charge                          50,000                 ---
  Net Loss on Sales of Marketable Securities       898                 ---
  Changes in Assets and Liabilities, Excluding
      Effects of Acquisitions and Dispositions:
    Decrease (Increase) in Accounts Receivable   2,039              (1,640)
    Increase in Inventories                       (900)             (1,397)
    Increase in Prepaid Expenses                (3,491)             (3,117)
    Increase in Other Assets                   (10,748)            (10,197)
    Decrease in Accounts Payable               (11,362)            (11,134)
    Increase (Decrease) in Accrued Liabilities  (2,173)              7,347
    Increase in Deferred Income Taxes            1,011               3,825
    Decrease in Other Liabilities                 (408)             (1,572)

  Net Cash Provided by Operating Activities     79,506              77,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment           (150,127)           (126,726)
Purchases of Marketable Securities             (48,066)             (9,345)
Proceeds from Sales of Marketable Securities    17,327              20,862
Proceeds from Sales of Concepts                 73,115                 ---
Other                                              375                 (26)

  Net Cash Used in Investing Activities       (107,376)           (115,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                   15,000              30,700
Payments of Long-term Debt                      (1,494)             (1,348)
Proceeds from Issuances of Common Stock          2,930               5,302

  Net Cash Provided by Financing Activities     16,436              34,654

NET DECREASE IN CASH AND CASH EQUIVALENTS      (11,434)             (2,596)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                     38,780               3,743
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                   $ 27,346            $  1,147

CASH PAID DURING THE PERIOD:
  Income Taxes, Net                           $ 16,423            $ 35,887
  Interest, Net of Amounts Capitalized        $    873            $    ---

NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common Stock Issued in Connection
      With Acquisitions                       $ 66,362            $    ---
  Notes Received in Connection with Sales
      of Concepts                             $  9,800            $    ---


      See Accompanying Notes to Condensed Consolidated Financial Statements


                          BRINKER INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of March 27, 1996 and June 28, 1995 and for the thirteen weeks and thirty-nine weeks ended March 27, 1996 and March 29, 1995 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates six restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery.

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

3.    Restructuring Related Items

      The Company recorded a $50 million restructuring charge during the thirteen weeks ended December 27, 1995 related to the adoption of a strategic plan which includes the disposition or conversion of 30 to 40 Company-owned restaurants that have not met management's expectations. The charge resulted in a reduction in net income of approximately $32.5 million ($0.42 per share) and primarily relates to the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. As of March 27, 1996, the remaining balance of the restructuring reserve was approximately $8 million and primarily relates to costs to settle lease obligations which are expected to be completed in fiscal 1997. The results of operations from restaurants that will be disposed are not material.

      In addition, the Company completed the sales of the Grady's American Grill, Spageddies Italian Kitchen, and Kona Ranch Steak House concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying Condensed Consolidated Statements of Operations.


                              13 Weeks Ended               39 Weeks Ended
                       Mar. 27, 1996  Mar. 29, 1995  Mar. 27, 1996  Mar. 29, 1995

Revenues                    100.0%        100.0%         100.0%        100.0%

Costs and Expenses:
  Cost of Sales              28.0%         26.7%          28.6%         26.9%
  Restaurant Expenses        54.2%         52.8%          53.6%         52.1%
  Depreciation and
    Amortization              5.5%          5.6%           5.6%          5.6%
  General & Administrative    4.8%          4.8%           4.7%          5.0%
  Interest Expense            0.5%          ---            0.3%          ---
  Gain on Sales of Concepts   ---           ---           (1.1)%         ---
  Restructuring Charge        ---           ---            5.8%          ---
  Other, Net                 (0.4)%        (0.2)%         (0.3)%        (0.3)%

  Total Costs & Expenses     92.6%         89.7%          97.2%         89.3%

Income Before Provision
  for Income Taxes            7.4%         10.3%           2.8%         10.7%
Provision for Income Taxes    2.5%          3.5%           1.0%          3.8%

  Net Income                  4.9%          6.8%           1.8%          6.9%

The table below details the number of restaurant openings during the third quarter and year-to-date, as well as total number of restaurants open at the end of the third quarter.

                                                                   Total Open at End
                  3rd Quarter Openings     Year-to-Date Openings    of Third Quarter
                  Fiscal        Fiscal     Fiscal         Fiscal   Fiscal      Fiscal
                   1996          1995       1996           1995     1996        1995

Chili's:
  Company-owned      8            10         33             32      347         312
  Franchised         4             7         19             24      127         102
    Total           12            17         52             56      474         414

Macaroni Grill:
  Company-owned      2             4         13             15       63          49
  Franchised        --            --          1             --        2           1
    Total            2             4         14             15       65          50

On The Border:
  Company-owned      2             1          6              2       20          16
  Franchised        --            --         --             --        4           5
    Total            2             1          6              2       24          21

Cozymel's:
  Company-owned      5            --          8             --       11           1
  Joint Venture     --             2         --              2       --           3
    Total            5             2          8              2       11           4

Maggiano's          --            --         --             --        3          --

Corner Bakery        1            --          3             --        7          --

Wildfire:
  Joint Venture     --            --          1             --        1          --

Eatzi's:
  Joint Venture      1            --          1             --        1          --

Grady's             --             2          6              8        1          41

Spageddies:
  Company-owned     --             1          4              4       --          10
  Franchised        --             2          2              3       --           3
    Total           --             3          6              7       --          13

  Grand Total       23            29         97             90      587         543


REVENUES

Revenues for the third quarter of fiscal 1996 increased to $284.2 million, 5.9% over the $268.5 million generated for the same quarter of fiscal 1995. Revenues for the thirty-nine weeks ended March 27, 1996 rose 13.3% to $863.3 million from the $762.2 million generated for the same period of fiscal 1995. The increase is primarily attributable to the 93 Company-owned restaurants opened or acquired since March 29, 1995. Excluding concepts sold during the second quarter of fiscal 1996, revenues for the third quarter increased 20.7% due to a 19.6% increase in capacity (as measured in store weeks) and a 0.9% increase in average weekly sales; year-to-date revenues increased 18.5% due to 18.6% increase in capacity and a 0.1% decrease in average weekly sales.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased for both the third quarter and year-to-date of fiscal 1996. Unfavorable commodity prices were experienced for meat, poultry, alcoholic and nonalcoholic beverages, pasta, and oils. Product mix shifts toward higher cost menu items and increases in portion sizes on various Chili's menu items also contributed to the increase.

Restaurant expenses increased on both a comparative third quarter and year-to-date basis, primarily as a result of increases in management and hourly labor. The increase in management labor is due to increases in base pay to remain competitive in the industry. At the restaurant level, hourly labor costs are up due to increases in the number of floor staff to provide better customer service as well as wage rate increases in order to meet industry competition and retain quality employees.

Depreciation and amortization remained relatively flat for both the third quarter and year-to-date of fiscal 1996. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units and higher average sales volumes of new restaurants offset increases related to new unit construction costs and ongoing remodel costs.

General and administrative expenses remained flat for the third quarter of fiscal 1996 and experienced a decline for year-to-date due to decreased profit sharing expenses, the Company's ongoing focus on controlling corporate overhead, and efficiencies realized from increased investment in computer hardware and software. The dollar increase in general and administrative expenses is due to additional staff and support as the Company expands its restaurant concepts.

Interest expense, net of amounts capitalized, increased due to the issuance of $100 million of unsecured senior notes by the Company in April 1995.

Other, net, increased slightly for the third quarter of fiscal 1996. Increased interest and dividend income as a result of an increase in the investment portfolio balance was offset partially by the net loss on sales of marketable securities.

RESTRUCTURING RELATED ITEMS

In October 1995, the Board of Directors of the Company approved a strategic plan intended to support the Company's long term growth target that focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, the Company has or will dispose of or convert 30 to 40 Company-owned restaurants that have not met management's expectations. The restructuring actions began during the second quarter and are expected to be completed in fiscal 1997. The Company recorded a $50.0 million restructuring charge during the thirteen weeks ended December 27, 1995 to cover costs related to the execution of this plan, primarily the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. In addition, the Company completed the sales of the Grady's American Grill, Spageddies Italian Kitchen, and Kona Ranch Steak House concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

INCOME TAXES

The Company's effective income tax rate was 34.0% and 34.1% for the third quarter and year-to-date of fiscal 1996 compared to 34.2% and 34.9% for the same periods of fiscal 1995, respectively. The fiscal 1996 effective income tax rate has decreased as a result of an increase in federal FICA tip credits.

NET INCOME AND NET INCOME PER SHARE

Year-to-date operating results before restructuring related items (gain on sales of concepts and restructuring charge) are summarized as follows (in millions, except per share amounts):

                                                          39 Weeks Ended
                                                        Mar. 27,   Mar. 29,
                                                          1996       1995

Income Before Restructuring Related Items
  and Income Taxes                                      $ 64.9     $ 81.2
Income Taxes Before Restructuring Related Items           22.5       28.3

Net Income Before Restructuring Related Items           $ 42.4     $ 52.9

Primary Net Income Per Share Before
  Restructuring Related Items                           $ 0.55     $ 0.71

Year-to-date net income and primary net income per share before restructuring related items declined 19.8% and 22.5%, respectively, compared to fiscal 1995. The decrease in net income before restructuring related items in light of the increase in revenues was due to the decline in average weekly sales and the increases in costs and expenses mentioned above.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from a deficit of $2.4 million at June 28, 1995 to a deficit of $45.7 million at March 27, 1996, due to borrowings of short-term debt, recording of the restructuring reserve, and the Company's capital expenditures offset by proceeds from the sales of concepts. Net cash provided by operating activities increased to $79.5 million for the first nine months of fiscal 1996 from $78.0 million during the same period in fiscal 1995 due to timing of operational receipts and payments.

Long-term debt outstanding at March 27, 1996 consisted of $100 million of unsecured senior notes and obligations under capital leases. At March 27, 1996, the Company had $222.3 million in available funds from credit facilities.

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

Capital expenditures were $150.1 million for the nine months ended March 27, 1996 as compared to $126.7 million last year. Purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program were responsible for the increased expenditures. The Company estimates that its capital expenditures during the fourth quarter will approximate $55 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, proceeds from the sales of concepts, and drawdowns on the Company's available lines of credit.

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


                          PART II.  OTHER INFORMATION

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

(b) A current report on Form 8-K, dated January 30, 1996, was filed with the Securities and Exchange Commission on January 31, 1996. This Form 8-K disclosed that the Board of Directors of the Company adopted a Stockholder Protection Rights Plan (the "Plan") on January 30, 1996, and declared a dividend of one right on each outstanding share of common stock, payable on February 9, 1996. The rights are evidenced by the common stock certificates of the Company, automatically trade with the common stock, and will not be exercisable until it is announced that a person or group has become an Acquiring Person, as defined in the Plan. Thereafter, separate rights certificates will be distributed and each right (other than rights beneficially owned by any Acquiring Person) will entitle, among other things, its holder to purchase, for an exercise price of $60, a number of shares of the Company s common stock having a market value of twice the exercise price. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the date of the announcement that a person or group has become an Acquiring Person.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        BRINKER INTERNATIONAL, INC.



Date: May 7, 1996             By: /Ronald A. McDougall
                                 Ronald A. McDougall, President and Chief
                                 Operating Officer
                                 (Duly Authorized Signatory)



Date: May 7, 1996             By: /Debra L. Smithart
                                 Debra L. Smithart, Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)