Form 10-K
period 1996-06-26
BRINKER INTERNATIONAL INC
filed 1996-09-24
CIK 703351

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 1996        Commission File No.    1-10275

                          BRINKER INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

        Delaware                                 75-1914582
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)              identification no.)

6820 LBJ Freeway, Dallas, Texas                  75240
(Address of principal executive offices)       (Zip Code)

                        Registrant's telephone number,
                      including area code (972) 980-9917

Securities registered pursuant to Section 12(b) of the Act:

                              Title of Each Class
                         Common Stock, $0.10 par value
                             Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

      Indicate  by check mark if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 9, 1996 was $1,094,120,523.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
      Class                               September 9, 1996

Common Stock, $0.10 par value             77,282,328 shares



                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 26, 1996 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 24, 1996, for its annual meeting of shareholders on November 7, 1996, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                    PART I

Item 1.     BUSINESS.

            General

            Brinker International, Inc. (the "Company") is principally engaged in the operation and development of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and the Corner Bakery ("Corner Bakery") restaurant concepts. In addition, the Company is engaged in the operation and development of a market store and bakery concept using the trade name Eatzi's Market and Bakery ("Eatzi's"). The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, and Corner Bakery in November 1989, May 1994, July 1995, August 1995, and August 1995, respectively.

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

            Emphasis is placed on serving substantial portions of fresh, quality food at modest prices. Entree selections range in menu price from $4.99 to $10.99, with the average revenue per meal, including alcoholic beverages, approximating $9.10 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 26, 1996, food and non-alcoholic beverage sales constituted approximately 87% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13%.

            Romano's Macaroni Grill

            Macaroni  Grill  is  an  upscale Italian  theme  restaurant  which specializes in family-style recipes and features seafood, meat, chicken and pasta entrees, salads, pizza, appetizers and desserts with a full-service bar in most restaurants. Exhibition cooking, pizza ovens and rotisseries provide an enthusiastic and exciting environment in the restaurants. Macaroni Grill restaurants also feature white linen-clothed tables, fireplaces, sous stations and prominent displays of wines. Service personnel are dressed in white, starched shirts and aprons, dark slacks, and bright ties.

            Entree selections range in menu price from $5.95 to $16.95 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $12.75 per person. During the year ended June 26, 1996, food and non-alcoholic beverage sales constituted approximately 84% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 16%.

            On The Border Mexican Cafe

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

            Entree selections range in menu price from $4.99 to $11.45, with the average revenue per meal, including alcoholic beverages, approximating $10.50 per person. During the year ended June 26, 1996, food and non-alcoholic beverage sales constituted approximately 78% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 22%.

            Cozymel's Coastal Mexican Grill

            Cozymel's restaurants are casual, upscale authentic Yucatan restaurants featuring fish, chicken, beef and pork entrees, appetizers, desserts and a full-service bar featuring a wide variety of specialty frozen beverages. Cozymel's restaurants offer an authentic "Yucatan vacation" atmosphere, which includes an outdoor patio. Service personnel are festively attired featuring colorful vests and bow ties.

            Entree selections range in menu price from $4.99 to $13.50 with the average revenue per meal, including alcoholic beverages, approximating $13.25 per person. During the year ended June 26,
            1996, food and non-alcoholic beverage sales constituted approximately 75% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 25%.

            Maggiano's Little Italy

            Maggiano's restaurants are designed as classic re-creations of a New York City pre-war "Little Italy" dinner house. The existing restaurants are located in the Chicago metropolitan area with an additional restaurant having opened in August 1996 in Tyson's Corner, Virginia. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a full lunch and dinner menu as well as a family-style menu, offering southern Italian appetizers, homemade bread, large portions of pasta, chicken, seafood, veal and steak, and a full range of alcoholic beverages. Entree selections range in menu price from $10.95 to $29.95, with the average revenue per meal, including alcoholic beverages, approximating $18.50 per person. During the year ended June 26, 1996, food and non-alcoholic beverage sales constituted approximately 75% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 25%.

            Corner Bakery

            The Corner Bakery is designed as a retail bakery in the traditional, old world bread bakery style. The Corner Bakery offers homemade hearth-cooked loaves, rolls, muffins, brownies, cookies and specialty items made fresh daily. The breads offered by the Corner Bakery include baguettes, country loaves and specialty breads, such as raisin-nut, olive, chocolate-cherry, multi-grains and ryes. In addition, the Corner Bakery also offers pizza, sandwiches, soups and salads. The existing Corner Bakeries are located in the Chicago metropolitan area with an additional Corner Bakery having opened in Tyson's Corner, Virginia, in August, 1996.

            Eatzi's Market and Bakery

            Eatzi's is a home meal replacement retail store which offers customers almost everything on the meal spectrum, from fresh produce and raw meats and seafood to high-quality, chef-prepared meals-to-go. Eatzi's also provides a tremendous variety of "made from scratch" breads and pastries along with dry groceries, deli meats and cheeses, made-to-order salads and sandwiches, and fresh cut flowers. Large selections of non-alcoholic beverages, wine, and "create your own six-pack" beer are available to complete the meal.

            Eatzi's features an abundance of fresh, high-quality meals, openly presented in distinctive areas, replicating an energetic European marketplace with an exhibition kitchen and bakery. The circular chef's display case is the focal point of the store designed to channel customer traffic around to other departments. There is limited indoor and outdoor seating since the emphasis is on take-out purchases. The chefs are professionally dressed in white chef's coats and hats with black and white houndstooth pants. Retail service personnel wear black pants, white, banded collar shirts and green aprons.

            Individual meal selections range in price from $3.99 to $10.95, with the average revenue per purchase, including alcoholic beverages, approximating $14.50. During the year ended June 26, 1996, food and non-alcoholic beverage sales constituted 94% of the concept's total revenues, with alcoholic beverages accounting for the remaining 6%.

            Restaurant Locations

            At June 26, 1996, the Company's system of company-operated, joint venture and franchised units included 613 restaurants located in 46 states, Canada, Mexico, Singapore, Malaysia, Australia, Egypt, Puerto Rico, France, Indonesia, and Great Britain. The Company's portfolio of restaurants is illustrated below:

                                                June 26, 1996
            Chili's:
              Company-Operated                      352
              Franchise                             137

            Macaroni Grill:
              Company-Operated                       69
              Franchise                               2

            On The Border:
              Company-Operated                       23
              Franchise                               5

            Cozymel's                                13

            Maggiano's                                3

            Corner Bakery                             8

            Eatzi's                                   1

                                       TOTAL        613

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

            The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data do not support a relocation. Since inception, the Company has closed 11 restaurants, including 6 in fiscal 1996, which were performing below the Company's standards primarily due to declining trading-area demographics. In addition, the Board of Directors of the Company in fiscal 1996 approved a strategic plan targeted to support the Company's long-term growth objectives. The Plan focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, three concepts (Grady's American Grill, Spageddies Italian Kitchen, and Kona Ranch Steak House) and related restaurants were sold, closed or otherwise disposed of. These and future closings will be key to a successful reallocation of resources to the stronger performing concepts.

            The following table illustrates the system-wide restaurants opened in fiscal 1996 and the planned openings in fiscal 1997:

                            Fiscal 1996          Fiscal 1997
                              Openings       Projected Openings

        Chili's:
          Company-Operated       38                 30-35
          Franchise              29                 30-35

        Macaroni Grill:
          Company-Operated       19                 18-24
          Franchise               1                  2-3

        On The Border:
          Company-Operated       11                 12-16
          Franchise               1                  4-6

        Cozymel's                10                   1

        Maggiano's               --                  2-3

        Corner Bakery             4                  8-10

        Eatzi's                   1                   --

                   TOTAL        114               107-133


            In July 1995, the Company acquired the remaining fifty percent (50%) interest in its Cozymel's restaurant concept in exchange for 430,769 shares of the Company's common stock. These Cozymel's restaurants were opened by a joint venture in which an affiliate of the Company owned a fifty percent (50%) interest. The Company acquired the Maggiano's and Corner Bakery concepts in exchange for 4,000,000 shares of the Company's Common Stock in August 1995.

            The Company anticipates that some of the fiscal 1997 projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company either leases the land, and pays for the building, furniture, fixtures and equipment from its own funds, or owns the land, building, furniture, fixtures and equipment.

            As of June 26, 1996, the Company has lease or purchase commitments for future construction of 29 Chili's, 36 Macaroni Grill, 9 On The Border, 1 Cozymel's, 2 Maggiano's, and 4 Corner Bakery restaurant sites. The Company is currently in the process of completing the acquisition of sites for fiscal 1997 projected openings and locating sites for fiscal 1998 projected openings.

            The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

                    Chili's   Macaroni Grill  Corner Bakery  On The Border  Cozymel's


       Land      $  650,000    $  850,000      $   ---       $  730,000    $1,200,000
       Building   1,100,000     1,300,000         650,000     1,200,000     1,500,000
       Furniture &
        Equipment   430,000       510,000         260,000       610,000       600,000
       Other         75,000        75,000          50,000        75,000        80,000

          TOTAL  $2,255,000    $2,735,000      $  960,000    $2,615,000    $3,380,000

            The Maggiano's capital investment varies based on the square footage of the restaurant and the "build-to-suit" lease agreement. The three Maggiano's restaurants constructed through June 26, 1996, range in cost from $660,000 to $3,350,000 (excluding land and net of landlord contributions).

            The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

            Joint Venture and Franchise Operations

            The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 26, 1996, 29 new Chili's, one Macaroni Grill, and one On The Border franchised restaurants were opened.

            During the past year, the Company entered into international franchise agreements which will bring Chili's to Spain and Peru in the next 12 months. In fiscal 1996, the first Chili's restaurants opened in Great Britain (October 1995).

            The Company intends to continue pursuing international expansion and is currently contemplating development in other countries. The Company has previously entered into joint venture agreements for research and development activities related to the testing of new restaurant concepts and typically has a 50% interest in such joint ventures, which interests are accounted for under the equity method. A typical franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the annual gross sales of each restaurant. Future joint venture or franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

            At June 26, 1996, 34 total joint venture or franchise development agreements existed. The Company anticipates that an additional 35 franchised Chili's, 3 franchised Macaroni Grill, and 5 franchised On The Border restaurants will be opened during fiscal 1997.

            Restaurant Management

            The Company's philosophy to maintain and operate each concept as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments are preserved. These factors are critical to the viability of each concept.

            The Company's restaurant management structure varies by concept. The individual restaurants themselves are led by a management team including a General Manager and between three to five additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each concept. An Area Director/Supervisor is responsible for the supervision of, on average, three to seven restaurants. For those concepts with a significant number of units within a geographical region, additional levels of management may be provided. Each concept is directed by a President and one or more concept Vice Presidents and Senior Vice Presidents.

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

            Purchasing

            The Company's ability to maintain consistent quality of products throughout each of its restaurant concepts depends upon acquiring food products and related items from reliable sources. Suppliers are pre-approved by the Company and are required along with the restaurants to adhere to strict product specifications established through the Company's quality assurance program to ensure that high quality, wholesome food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers in all cities in which the Company's restaurants are located. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

            Advertising and Marketing

            The Company's concepts generally focus on the 18 to 54 year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, the Company relies primarily on television, radio, direct mail advertising and word-of-mouth information communicated by customers. In addition, the Company has added a new dimension to in-store marketing with our Frequent Diner Program. Currently offered at Chili's restaurants, the program rewards customer loyalty by issuing points with each purchase that are redeemable for meals, hotel stays and travel.

            The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Franchisees spend additional amounts on local advertising when approved by the Company.

            Employees

            At June 26, 1996, the Company employed approximately 39,900 persons, of whom approximately 800 were corporate personnel, 2,400 were restaurant managers or trainees and 36,700 were employed in non-management restaurant positions. The executive officers of the Company have an average of more than 15 years of experience in the restaurant industry.

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

            Service Marks

            The Company has registered, among other marks, "Brinker International", "Chili's", "Chili's Texas Grill", "Chili's Too", "Cozymel's", "Macaroni Grill", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "Romano's Macaroni Grill" as service marks with the United States Patent and Trademark Office. In addition, the Company has service mark applications pending for "Chili's Bar & Bites", "Corner Bakery Pizzaahhh!", "Cozymel's Coastal Mexican Grill", and "Eatzi's Market and Bakery".

            Risk Factors

            The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the seasonality of the Company's business, and governmental regulations.

            Competition. The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.

            Seasonality.   The Company's  sales volumes  fluctuate seasonally,
            and are generally higher in the summer months and lower in the winter months.

            Governmental Regulations. Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and does not, at this time, anticipate any.

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

Item 2.     PROPERTIES.

            The  following table  illustrates the  approximate average  dining
            capacity  for   each  prototypical  unit   in  primary  restaurant
            concepts:

              Chili's     Macaroni Grill  Corner Bakery  On The Border    Cozymel's


Square Feet    6,000           7,300          2,100          7,800         10,700
Dining Seats  215-230         235-290         85-90         275-305       320-360
Dining Tables  55-65           65-75          15-20          60-70         70-85

            Maggiano's dining capacity varies based upon the square footage of the restaurant. For the three Maggiano's units constructed through June 26, 1996, square footage ranged from 10,900 to 20,600, the number of dining seats ranged from 470 to 840, and the number of dining tables ranged from 100 to 200.

            Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 26, 1996, the Company owned the land and/or building for 335 of the 468 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

            The Company leases warehouse space totalling approximately 39,100 square feet in Dallas, Texas, which it uses for menu development activity and for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. In January 1996, the Company purchased an additional office complex containing three (3) buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 48,000 square feet of this complex is currently utilized by the Company, with the remaining 150,000 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters.

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

            Fiscal year ended June 26, 1996:

            First Quarter           18 7/8            14 7/8
            Second Quarter          16 1/8            12
            Third Quarter           16 3/4            12 7/8
            Fourth Quarter          18 1/2            15 1/2

            Fiscal year ended June 28, 1995:

            First Quarter           25 7/8            20 1/2
            Second Quarter          24 3/8            16 1/2
            Third Quarter           20 5/8            16 1/8
            Fourth Quarter          17 1/2            14 7/8

            As of September 9, 1996, there were 2,059 holders of record of the Company's Common Stock.

            The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

            On January 30, 1996, the Board of Directors of the Company adopted a Stockholder Protection Rights Plan (the "Plan") and declared a dividend of one right on each outstanding share of common stock, payable on February 9, 1996. The rights are evidenced by the common stock certificates, automatically trade with the common stock, and are not exercisable until it is announced that a person or group has become an Acquiring Person, as defined in the Plan. Thereafter, separate rights certificates will be distributed and each right (other than rights beneficially owned by any Acquiring Person) will entitle, among other things, its holder to purchase, for an exercise price of $60, a number of shares of the Company's common stock having a market value of twice the exercise price. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the date of the announcement that a person or group has become an Acquiring Person.

Item 6.     SELECTED FINANCIAL DATA.

            "Selected Financial Data" on page 31 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

            "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 35 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Item 14(a)(1).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to the Company's directors (including those officers who are directors) is incorporated herein by reference from pages 4 through 8 of the Company's Proxy Statement dated September 24, 1996, for the annual meeting of shareholders on November 7, 1996.

Item 11.    COMPENSATION INFORMATION.

        "Executive Compensation" on pages 8 through 10 and "Report of the Compensation Committee" on pages 10 through 13 of the Company's Proxy Statement dated September 24, 1996, for the annual meeting of
        shareholders  on  November   7,  1996,  are  incorporated   herein  by
        reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        "Principal  Shareholders"  on  page  2   and  "Security  Ownership  of
        Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 24, 1996, for the annual meeting of shareholders on November 7, 1996, are incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

        (a)  (1) Financial Statements.

        Reference is made to the Index to Financial Statements attached hereto on page 16 for a listing of all financial statements
        incorporated  herein  from   the  Company's  1996  Annual   Report  to
        Shareholders.

        (a)  (3)  Exhibits.

        Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

        (b)  Reports on Form 8-K

        The Company was not required to file a current report on Form 8-K during the three months ended June 26, 1996.


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

                                    BRINKER INTERNATIONAL, INC.,
                                    a Delaware corporation


                                    By: /Debra L. Smithart
                                       Debra L. Smithart, Executive Vice
                                       President - Chief Financial Officer


Dated: September 24, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 24, 1996

         Name                                      Title


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



                                          Director
Gerard V. Centioli



 /Jack W. Evans, Sr.                      Director
Jack W. Evans, Sr.



                                          Director
Rae F. Evans



 /J.M. Haggar, Jr.                        Director
J.M. Haggar, Jr.


                                          Director
J. Ira Harris



                                          Director
Frederick S. Humphries



                                          Director
James E. Oesterreicher



 /Roger T. Staubach                       Director
Roger T. Staubach

                         INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                                  1996 Annual
                                                                  Report Page

Independent Auditors' Report                                            48

Consolidated Balance Sheets -                                          36-37
     June 26, 1996 and June 28, 1995

Consolidated Statements of Income -                                     38
     Years Ended June 26, 1996, June 28, 1995
     and June 29, 1994

Consolidated Statements of Shareholders'                                39
     Equity - Years Ended June 26, 1996,
     June 28, 1995 and June 29, 1994

Consolidated Statements of Cash Flows -                                 40
     Years Ended June 26, 1996, June 28, 1995
     and June 29, 1994

Notes to Consolidated Financial Statements                             41-47


      All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                               INDEX TO EXHIBITS

Exhibit

 3(a)   Certificate of Incorporation of the registrant, as amended. (1)

 3(b)   Bylaws of the registrant. (1)

10(a)   Registrant's 1983 Incentive Stock Option Plan. (2)

10(b) Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (1)

10(c)   Registrant's 1992 Incentive Stock Option Plan. (1)

13      1996 Annual Report to Shareholders. (3)

21      Subsidiaries of the registrant. (2)

23      Independent Auditors' Consent. (2)

27      Financial Data Schedule. (4)

99      Proxy Statement of registrant dated September 24, 1996. (3)



(1) Filed as an exhibit to report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)     Filed herewith.

(3)     Portions filed herewith, to the extent indicated herein.

(4)     Filed with EDGAR version.

                                 EXHIBIT 10(a)

                 REGISTRANT'S 1983 INCENTIVE STOCK OPTION PLAN


      On May 12, 1982, the Board of Directors of Chili's, Inc., a Texas corporation ("Chili's Texas") adopted the Chili's, Inc. Key Employees' Incentive Stock Option Plan ("Prior Plan"). On October 28, 1983 the Board of Directors of Chili's Texas approved the termination of the Prior Plan effective as of the closing of the public offering of the Common Stock of the Company pursuant to the provisions of Section 15 of such Prior Plan, and the Board of Directors of the Company adopted the following 1983 Incentive Stock Option Plan ("Plan"):

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

      2.    ADMINISTRATION.  The Plan will be administered by the Board.

      3. PARTICIPANTS. The Board shall, from time to time, select the particular employees of the Company and its Subsidiaries to whom options are to be granted, and who will, upon such grant, become participants in the Plan.

      4. STOCK OWNERSHIP LIMITATION. No Incentive Option may be granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company or its Parent or Subsidiaries. This limitation will not apply if the option price is at least 110% of the fair market value of the stock at the time the Incentive Option is granted and the Incentive Option expires not later than five years from the date it is granted.

      5. SHARES SUBJECT TO PLAN. The Board may not grant options under the Plan for more than 3,825,000 shares of Common Stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the Board, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.

      6. LIMITATION ON AMOUNT. The aggregate fair market value (determined at the time of grant) of the stock which any employee is first eligible to purchase in any calendar year by exercise of Incentive Options granted after December 31, 1986 under the Plan and all incentive stock option plans (within the meaning of Section 422A of the Internal Revenue Code) of the Company or its Parent, if any, or Subsidiaries shall not exceed $100,000 per annum. For this purpose, the fair market value (determined at the respective date of grant of each option) of the stock purchasable by exercise of an Incentive Option (or an installment thereof) shall be counted against the $100,000 annual limitation for an optionee only for the calendar year such stock is first purchasable under the terms of the option.

      7. ALLOTMENT OF SHARES. The Board shall determine the number of shares of Common Stock to be offered from time to time by grant of options to employees of the Company or its Subsidiaries. The grant of an option to an employee shall not be deemed either to entitle the employee to, or to disqualify the employee from, participation in any other grant of options under the Plan. Effective February 1, 1993, no participant may receive in excess of 175,000 shares in any calendar year.

      8. GRANT OF OPTIONS. The Board is authorized to grant Incentive Options and Nonqualified Options under the Plan. The grant of options shall be evidenced by stock option agreements containing such terms and provisions as are approved by the Board, but not inconsistent with the Plan, including provisions that may be necessary to assure that any option that intended to be an Incentive Option will comply with Section 422A of the Internal Revenue Code. A stock option agreement may provide that the participant may exercise an option or a portion thereof by tendering shares of Common Stock at the fair market value per share on the date of exercise in lieu of cash payment of the exercise price. The Company shall execute stock option agreements upon instructions from the Board.

      9. OPTION PRICE. The option price shall not be less than 100% of the fair market value per share of the Common Stock on the date the option is granted. The Board shall determine the fair market value of the Common Stock on the date of grant, and shall set forth the determination in its minutes, using any reasonable valuation method.

      10. OPTION PERIOD. The Option Period will begin on the date the option is granted, which will be the date the Board authorizes the option unless the Board specifies a later date. No option may terminate later than ten years from the date the option is granted. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. The Board may provide for termination of the option in the case of termination of employment or any other reason.

      11. RIGHTS IN EVENT OF DEATH OR DISABILITY. If a participant dies or becomes disabled (within the meaning of Section 22(e)(3) of the Internal Revenue Code) prior to termination of his right to exercise an option in accordance with the provisions of his stock option agreement without totally having exercised the option, the option may be exercised subject to the provisions of Paragraph 13 hereof, by (i) the participant's estate or by the person who acquired the right to exercise the option by bequest or inheritance or by reason of death of the participant, or (ii) the participant or his personal representative in the event of the participant's disability, provided the option is exercised prior to the date of its expiration or not more than one year from the date of participant's death or disability, whichever comes first.

      12. PAYMENT. Full payment for shares purchased upon exercising an option shall be made in cash or by check, or on such other terms as are set forth in the applicable option agreement. Payment may be made by tendering shares of Common Stock at the fair market value per share at the time of exercise; if such method of payment is expressly approved by the Executive Committee of the Board of Directors prior to the exercise of the option. No shares may be issued until full payment of the purchase price therefor has been made, and a participant will have none of the rights of a stockholder until shares are issued to him.

      13. EXERCISE OF OPTION. Options granted under the Plan may be exercised during the Option Period, at such times, in such amounts, in accordance with such terms and subject to such restrictions as are set forth in the applicable stock option agreements. In no event may an option be exercised or shares be issued pursuant to an option if any necessary listing of the shares on a stock exchange has not been accomplished. The Board may provide in stock option agreements executed by the Company that, notwithstanding the grant of an option to an employee requiring the exercise thereof in periodic installments, the total number of options granted may be exercisable, at the election of such employee, upon a material change in control of the voting securities of the Company. For purposes hereof, a material change in control of the voting securities of the Company shall be deemed to include, but not necessarily be limited to, a merger of the Company into, or acquisition of the Company by, another corporation, partnership, trust or other business entity, or a change in control of the voting securities of the Company such that Norman Brinker is no longer the individual owning or controlling the largest percentage of the Company's voting securities.

      14. CAPITAL ADJUSTMENTS AND REORGANIZATIONS. The number of shares of Common Stock covered by each outstanding option granted under the Plan and the option price may be adjusted to reflect, as deemed appropriate by the Board, any stock dividend, stock split, share combination, exchange of shares, recapitalization, merger, consolidation, separation, reorganization, liquidation or the like, of or by the Company.

      15. NON-ASSIGNABILITY. Options may not be transferred other than by will or by the laws of descent and distribution. During a participant's lifetime, options granted to a participant may be exercised only by the participant.

      16. INTERPRETATION. The Board shall interpret the Plan and shall prescribe such rules in connection with the operation of the Plan as it determines to be advisable for the administration of the Plan. The Board may rescind and amend its rules.

      17. AMENDMENT OR DISCONTINUANCE. The Plan may be amended or discontinued by the Board without the approval of the stockholders of the Company, except that any amendment that would (a) materially increase the benefits accruing to participants under the Plan, (b) materially increase the number of securities that may be issued under the Plan, or (c) materially modify the requirements of eligibility for participation in the Plan must be approved by the stockholders of the Company.

      18. EFFECT OF PLAN. Neither the adoption of the Plan nor any action of the Board shall be deemed to give any officer or employee any right to be granted an option to purchase Common Stock of the Company or any other rights except as may be evidenced by the stock option agreement, or any amendment thereto, duly authorized by the Board and executed on behalf of the Company and then only to the extent and on the terms and conditions expressly set forth therein.

      19. TERM. Unless sooner terminated by action of the Board, this Plan will terminate on October 15, 1993. The Board may not grant options under the Plan after that date, but options granted before that date will continue to be effective in accordance with their terms.

      20. DEFINITIONS. For the purpose of this Plan, unless the context requires otherwise, the following terms shall have the meanings indicated:

      (a) "Plan" means this 1983 Incentive Stock Option Plan as amended from time to time.

      (b)   "Company" means Chili's, Inc., a Delaware corporation.

      (c) "Board" means the board of directors of the Company, or the Compensation Committee, if any.

      (d) "Common Stock" means the Common Stock which the Company is currently authorized to issue or may in the future be authorized to issue (as long as the common stock varies from that currently authorized, if at all, only in amount of par value).

      (e) "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of the granting of the option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain, and "Subsidiaries" means more than one of any such corporations.

      (f) "Parent" means any corporation in an unbroken chain of corporations ending with the Company if, at the time of granting of the option, each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

      (g) "Option Period" means the period during which an option may be exercised.

      (h) "Incentive Option" means an option granted under the Incentive Plan which meets the requirements of Section 422A of the Internal Revenue Code.

      (i) "Nonqualified Option" means an option granted under the Plan which is not intended to be an Incentive Option.

                                  EXHIBIT 13

                      1996 ANNUAL REPORT TO SHAREHOLDERS

                                        SELECTED FINANCIAL DATA
                  (In thousands, except per share amounts and number of restaurants)

                                                      Fiscal Years
                                 1996         1995        1994        1993        1992


Income Statement Data:
Revenues                      $1,162,951   $1,042,199  $  886,040  $  704,984  $  569,795

Costs and Expenses:
  Cost of Sales                  330,375      283,417     241,950     195,967     158,401
  Restaurant Expenses            620,441      540,986     451,029     358,949     297,941
  Depreciation and Amortization   64,611       58,570      51,570      38,292      29,203
  General and Administrative      54,271       50,362      45,659      37,328      30,917
  Interest Expense                 4,579          595         441         406         636
  Gain on Sales of Concepts       (9,262)           -           -           -           -
  Restructuring Charge            50,000            -           -           -           -
  Merger Expenses                      -            -       1,949           -           -
  Injury Claim Settlement              -            -       2,248           -           -
  Other, Net                      (4,201)      (3,151)     (5,348)     (5,129)     (3,148)

    Total Costs and Expenses   1,110,814      930,779     789,498     625,813     513,950

Income Before Provision
  for Income Taxes                52,137      111,420      96,542      79,171      55,845
Provision for Income Taxes        17,756       38,676      34,223      27,083      18,836
  Net Income                  $   34,381    $  72,744   $  62,319   $  52,088   $  37,009

Primary Net Income Per Share  $     0.44    $    0.98   $    0.83   $    0.71   $    0.52

Primary Weighted Average
  Shares Outstanding              77,902       74,283      74,947      73,286      71,829

Balance Sheet Data
(end of period):
Working Capital Deficit       $  (50,035)   $  (2,377)  $ (54,879)  $ (40,579)  $ (25,009)
Total Assets                     888,834      738,936     558,435     455,070     355,595
Long-term Obligations            142,274      139,645      39,316      31,082      26,725
Shareholders  Equity             608,170      496,797     417,377     344,086     261,593

Number of Restaurants
Open at End of Period:
Company-Operated                     468          439         369         308         258
Franchised/Joint Venture             145          121          89          75          57
      Total                          613          560         458         383         315

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR FISCAL YEARS 1996, 1995, AND 1994

The following table sets forth expenses as a percentage of  total revenues for
the   periods  indicated  for  revenue  and  expense  items  included  in  the
Consolidated Statements of Income.

                                                Percentage of Total Revenues
                                                          Fiscal Years
                                                1996          1995       1994


Revenues                                       100.0%        100.0%      100.0%

Costs and Expenses:
  Cost of Sales                                 28.4%         27.2%       27.3%
  Restaurant Expenses                           53.3%         51.9%       50.9%
  Depreciation and Amortization                  5.6%          5.6%        5.8%
  General and Administrative                     4.7%          4.8%        5.2%
  Interest Expense                               0.4%          0.1%          -
  Gain on Sales of Concepts                     (0.8%)           -           -
  Restructuring Charge                           4.3%            -           -
  Merger Expenses                                  -             -         0.2%
  Injury Claim Settlement                          -             -         0.3%
  Other, Net                                    (0.4%)        (0.3%)      (0.6%)

    Total Costs and Expenses                    95.5%         89.3%       89.1%

Income Before Provision for Income Taxes         4.5%         10.7%       10.9%
Provision for Income Taxes                       1.5%          3.7%        3.9%

    Net Income                                   3.0%          7.0%        7.0%


REVENUES

Increases in revenues of 12% and 18% in fiscal 1996 and 1995, respectively, primarily relate to the increases in Company-owned store weeks driven by new unit expansion. Excluding concepts sold (Grady s American Grill, Spageddies Italian Kitchen, and Kona Ranch Steak House) during fiscal 1996, revenues for fiscal 1996 increased 20% due to a 19% increase in store weeks and a 0.3% increase in average weekly sales. Menu price increases had little impact on the increases in revenues as weighted average price increases over the past two years averaged less than 1% per year. Sales levels were impacted by increased competition within the casual-dining sector coupled with a decline in consumer spending. Brinker continues to focus on providing quality food and service at an exceptional value.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased in fiscal 1996 compared to fiscal 1995 due to increased portion sizes on various Chili s menu items and product mix shifts toward higher percentage food cost menu items. Cost of sales decreased slightly in fiscal 1995 compared to fiscal 1994 due to favorable commodity price variances and increased purchasing leverage, which offset product mix changes to menu items with higher percentage food costs.

Restaurant expenses increased in fiscal 1996 and fiscal 1995 due primarily to increases in management and restaurant labor. Management labor increased in fiscal 1996 as a result of increases in base salaries to remain competitive in the industry and increased in fiscal 1995 from additional staffing in anticipation of new restaurant openings. Restaurant labor costs were up for both fiscal 1996 and fiscal 1995 due to increases in the number of waitstaff to enhance customer service as well as increased wage rates to meet industry competition and retain quality hourly employees.

Depreciation and amortization has remained flat for fiscal 1996 and fiscal 1995. A decrease in per-unit depreciation and amortization due to a declining depreciable asset base for older units offset increases related to new unit construction costs and ongoing remodel costs.

General and administrative expenses have decreased in the past two fiscal years as a result of Brinker's focus on controlling corporate expenditures relative to increasing revenues and number of restaurants.

Interest expense, net of amounts capitalized, increased in fiscal 1996 due to the issuance of $100 million of unsecured senior notes in late fiscal 1995.

Merger expenses are one-time charges such as consulting fees, legal fees, and severance costs related to the acquisition of On The Border in fiscal 1994.

Injury claim settlement represents a one-time charge in fiscal 1994 to settle an injury claim arising from an airplane accident in March 1993 involving several former officers of On The Border.

Other, net increased in fiscal 1996 primarily due to additional interest and dividend income associated with an increased marketable securities position. Other, net decreased in fiscal 1995 primarily as a result of a decrease in net realized gains on sales of marketable securities as well as a decrease in interest and dividend income due to the declining balance in marketable securities.

RESTRUCTURING RELATED ITEMS

In October 1995, the Board of Directors of the Company approved a strategic plan targeted to support the Company's long-term growth objectives. The plan focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, the Company has or will dispose of or convert 30 to 40 Company-owned restaurants that have not met management's financial return expectations. The restructuring actions began during the second quarter of fiscal 1996 and are expected to be completed in fiscal 1997. The Company recorded a $50.0 million restructuring charge during fiscal 1996 to cover costs related to the execution of this plan, primarily the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. In conjunction with the strategic plan, the Company also completed the sales of the Grady's American Grill, Spageddies Italian Kitchen, and Kona Ranch Steak House concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

INCOME TAXES

The Company's effective income tax rate was 34.1%, 34.7%, and 35.4% in fiscal 1996, 1995, and 1994, respectively. The fiscal 1996 and 1995 decreases are a result of an increase in the rate effect of Federal FICA tax credits for tipped wages.

NET INCOME AND NET INCOME PER SHARE

Operating results before restructuring related items (gain on sales of concepts and restructuring charge) are summarized as follows (in millions, except per share amounts):

                                                           Fiscal Years
                                                     1996      1995     1994


Income Before Restructuring Related Items
   and Income Taxes                               $  92.9    $111.4    $ 96.5

Income Taxes Before Restructuring Related Items      32.0      38.7      34.2

Net Income Before Restructuring Related Items     $  60.9    $ 72.7    $ 62.3

Primary Net Income Per Share Before
   Restructuring Related Items                    $  0.78    $ 0.98    $ 0.83

Fiscal 1996 net income and primary net income per share before restructuring related items declined 16.2% and 20.4%, respectively, compared to fiscal 1995. The decrease in net income before restructuring related items in light of the increase in revenues was due to the decline in average weekly sales associated with concepts sold during fiscal 1996 and the increase in costs and expenses mentioned above. The increase in fiscal 1995 net income and primary net income per share compared to fiscal 1994 is attributable to an increase in revenues and one-time charges incurred in fiscal 1994, including the $2.2 million injury claim settlement and $1.9 million of On The Border merger costs. The increase in weighted average number of shares outstanding arose primarily from common stock issued in connection with acquisitions during fiscal 1996.

IMPACT OF INFLATION

Brinker has not experienced a significant overall impact from inflation. As operating expenses increase, Brinker, to the extent permitted by competition, recovers increased costs by increasing menu prices.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from a deficit of $2.4 million at June 28, 1995 to a deficit of $50.0 million at June 26, 1996, due to borrowings of short-term debt, recording of the restructuring reserve, and the Company s capital expenditures offset by proceeds from the sales of concepts. Net cash provided by operating activities increased to $114.9 million for fiscal 1996 from $110.2 million for fiscal 1995 due to the timing of operational receipts and payments.

During October 1995, the Company announced the approval of a strategic plan which included the disposition of certain Company-owned restaurants. The dispositions are expected to generate net cash proceeds of approximately $15 to $20 million through fiscal 1997. Furthermore, the Company completed the sales of three of its concepts during the second quarter which resulted in net cash proceeds of approximately $73 million.

Long-term debt outstanding at June 26, 1996 consisted of $100 million of unsecured senior notes and obligations under capital leases. At June 26, 1996, the Company had $235 million in available funds from credit facilities. The Company estimates that its capital expenditures during fiscal 1997 will approximate $200 million. These capital expenditures, which will primarily relate to the planned expansion of each restaurant concept and the ongoing remodeling program, will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, proceeds from the sales of restaurants, and drawdowns on the Company s available lines of credit.

Brinker is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, Brinker believes that there are sufficient funds available under the lines of credit and from strong internal cash generating capabilities to adequately manage the expansion of the business.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ( SFAS 121 ), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.
 SFAS 121 sets forth standards for recognition and measurement of impairment of long-lived assets. SFAS 121 is effective for Brinker in fiscal 1997. Brinker does not believe the adoption of SFAS 121 will have a material impact on its consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ( SFAS 123 ), Accounting for Stock-Based Compensation, which permits stock compensation costs to be measured using either the intrinsic value-based method or the fair value-based method. When adopted in fiscal 1997, Brinker intends to continue to use the intrinsic value-based method and will provide the expanded disclosure required by SFAS 123.

MANAGEMENT OUTLOOK

Brinker s strategy is to aggressively grow concepts that exceed its high expectations for return on invested capital, reposition or divest those concepts which fail to meet those expectations, and continuously explore and develop new concepts with high return capabilities. In fiscal 1996, Brinker sold three concepts and acquired three high potential concepts (Cozymel s Coastal Mexican Grill, Maggiano s Little Italy, and the Corner Bakery). For fiscal 1997, Brinker has six proven, expandable concepts, as well as several new concepts in the early research and development phases. With this strong line-up, Brinker expects to open approximately 120 new restaurants system-wide during fiscal 1997.

In fiscal 1996 and fiscal 1995, Brinker experienced a difficult operating environment due to intensified competition, weakened consumer confidence, and continued pressure on consumer discretionary income. Management expects these conditions to continue in fiscal 1997. However, management believes that its concept realignment, together with its focus on price value and customer service, will strategically position Brinker to attain growth and profitability objectives while creating value for its shareholders.

                                      BRINKER INTERNATIONAL, INC.
                                      Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)

                                                              1996         1995


ASSETS

Current Assets:
  Cash and Cash Equivalents                                 $ 27,073    $ 44,911
  Accounts Receivable, Net                                    14,142      18,020
  Inventories                                                 10,839      10,312
  Prepaid Expenses                                            24,648      22,485
  Deferred Income Taxes (Note 6)                              11,653       4,389
    Total Current Assets                                      88,355     100,117

Property and Equipment, at Cost (Note 8):
  Land                                                       150,391     148,123
  Buildings and Leasehold Improvements                       430,037     358,717
  Furniture and Equipment                                    240,880     214,275
  Construction-in-Progress                                    31,923      49,500
                                                             853,231     770,615
Less Accumulated Depreciation and Amortization               242,001     202,542
    Net Property and Equipment                               611,230     568,073

Other Assets:
  Marketable Securities (Note 4)                              70,012      34,696
  Goodwill (Note 2)                                           73,250       9,708
  Other                                                       45,987      26,342
    Total Other Assets                                       189,249      70,746
    Total Assets                                            $888,834    $738,936

LIABILITIES AND SHAREHOLDERS  EQUITY

Current Liabilities:
  Short-term Debt (Note 7)                                  $ 15,000    $      -
  Current Installments of Long-term Debt
    (Notes 7 and 8)                                              348       1,593
  Accounts Payable                                            58,902      40,383
  Accrued Liabilities (Note 5)                                64,140      60,518
    Total Current Liabilities                                138,390     102,494

Long-term Debt, Less Current Installments
   (Notes 7 and 8)                                           102,801     103,086
Deferred Income Taxes (Note 6)                                12,900      13,497
Other Liabilities                                             26,573      23,062
Commitments and Contingencies (Notes 8 and 12)

Shareholders  Equity (Notes 2, 9, and 10):
  Preferred Stock - 1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued                              -           -
  Common Stock - 250,000,000 Authorized Shares; $.10
    Par Value; 77,255,783 and 72,073,597 Shares Issued
    and Outstanding in 1996 and 1995, Respectively             7,726       7,207
  Additional Paid-In Capital                                 266,561     190,919
  Unrealized Loss on Marketable Securities (Note 4)             (620)     (1,451)
  Retained Earnings                                          334,503     300,122
    Total Shareholders  Equity                               608,170     496,797
    Total Liabilities and Shareholders  Equity              $888,834    $738,936


                      See accompanying notes to consolidated financial statements


                                      BRINKER INTERNATIONAL, INC.
                                   Consolidated Statements of Income
                               (In thousands, except per share amounts)

                                                     Fiscal Years
                                            1996          1995        1994


Revenues                                 $1,162,951    $1,042,199  $  886,040

Costs and Expenses:
  Cost of Sales                             330,375       283,417     241,950
  Restaurant Expenses (Note 8)              620,441       540,986     451,029
  Depreciation and Amortization              64,611        58,570      51,570
  General and Administrative                 54,271        50,362      45,659
  Interest Expense (Note 7)                   4,579           595         441
  Gain on Sales of Concepts (Note 3)         (9,262)            -           -
  Restructuring Charge (Note 3)              50,000             -           -
  Merger Expenses (Note 2)                        -             -       1,949
  Injury Claim Settlement (Note 12)               -             -       2,248
  Other, Net (Note 4)                        (4,201)       (3,151)     (5,348)

    Total Costs and Expenses              1,110,814       930,779     789,498

Income Before Provision for
  Income Taxes                               52,137       111,420      96,542

Provision for Income Taxes (Note 6)          17,756        38,676      34,223

Net Income                               $   34,381    $   72,744  $   62,319

Primary and Fully Diluted
  Net Income Per Share                   $     0.44    $     0.98  $     0.83

Primary Weighted Average
  Shares Outstanding                         77,902        74,283      74,947

Fully Diluted Weighted Average
  Shares Outstanding                         78,036        74,345      75,043

                      See accompanying notes to consolidated financial statements

                                      BRINKER INTERNATIONAL, INC.
                            Consolidated Statements of Shareholders  Equity
                                            (In thousands)

                                                        Unrealized
                                            Additional   Loss on
                              Common Stock   Paid-in    Marketable  Retained
                            Shares   Amount  Capital    Securities  Earnings   Total


Balances at June 30, 1993   70,323  $ 7,033  $171,994   $       -   $165,059 $344,086

Net Income                       -        -         -           -     62,319   62,319

Change in Unrealized Loss
  on Marketable Securities       -        -         -        (441)         -     (441)

Issuances of Common Stock    1,082      108    11,305           -          -   11,413

Balances at June 29, 1994   71,405    7,141   183,299        (441)   227,378  417,377

Net Income                       -        -         -           -     72,744   72,744

Change in Unrealized Loss
  on Marketable Securities       -        -         -      (1,010)         -   (1,010)

Issuances of Common Stock      668       66     7,620           -          -    7,686

Balances at June 28, 1995   72,073    7,207   190,919      (1,451)   300,122  496,797

Net Income                       -        -         -           -     34,381   34,381

Change in Unrealized Loss
  on Marketable Securities       -        -         -         831          -      831

Issuances of Common Stock    5,183      519    75,642           -          -   76,161

Balances at June 26, 1996   77,256  $ 7,726  $266,561   $    (620)  $334,503 $608,170



                      See accompanying notes to consolidated financial statements

                                      BRINKER INTERNATIONAL, INC.
                                 Consolidated Statements of Cash Flows
                                            (In thousands)

                                                            Fiscal Years
                                                   1996         1995        1994


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $ 34,381     $ 72,744    $ 62,319
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization of
      Property and Equipment                      54,138       48,893      41,653
    Amortization of Goodwill and Other Assets     10,473        9,677       9,917
    Gain on Sales of Concepts (Note 3)            (9,262)           -           -
    Restructuring Charge (Note 3)                 50,000            -           -
    Changes in Assets and Liabilities,
      Excluding Effects of Acquisitions
      and Dispositions:
        Decrease (Increase) in Accounts
          Receivable                               4,783       (5,301)     (6,601)
        Increase in Inventories                   (1,236)      (2,099)     (1,244)
        Increase in Prepaid Expenses              (3,920)      (4,884)     (4,929)
        Increase in Other Assets                 (21,883)     (13,627)    (11,070)
        Increase (Decrease) in Accounts Payable    1,537       (4,140)     21,612
        Increase (Decrease) in Accrued
          Liabilities                             (1,596)       4,617       9,919
        Increase (Decrease) in Deferred
          Income Taxes                            (8,313)       2,392      (2,268)
        Increase in Other Liabilities              3,607        1,493       8,520
    Other                                          2,220          415      (1,471)
        Net Cash Provided by Operating
          Activities                             114,929      110,180     126,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment             (187,141)    (183,913)   (114,794)
Payment for Purchase of Restaurants
  (Note 2)                                             -            -      (8,165)
Proceeds from Sales of Concepts (Note 3)          73,115            -           -
Purchases of Marketable Securities               (61,390)     (15,988)    (58,986)
Proceeds from Sales of Marketable
  Securities                                      25,137       23,458      42,470
Other                                                375        1,988       5,335
        Net Cash Used in Investing Activities   (149,904)    (174,455)   (134,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                     15,000            -           -
Payments of Long-term Debt                        (1,530)      (1,426)     (3,977)
Proceeds from Issuances of Long-term Debt              -      100,000           -
Proceeds from Issuances of Common Stock            3,667        6,869       3,026
       Net Cash Provided (Used) by
         Financing Activities                     17,137      105,443        (951)

Net Increase (Decrease) in Cash
  and Cash Equivalents                           (17,838)      41,168      (8,734)
Cash and Cash Equivalents at Beginning
  of Year                                         44,911        3,743      12,477
Cash and Cash Equivalents at End of Year        $ 27,073     $ 44,911    $  3,743

CASH PAID DURING THE YEAR:
Interest, Net of Amounts Capitalized            $  4,188     $      -    $    430
Income Taxes                                    $ 24,558     $ 47,838    $ 26,579

NON-CASH TRANSACTIONS DURING THE YEAR:
Tax Benefit from Stock Options Exercised        $    729     $    817    $  8,387
Common Stock Issued in Connection with
  Acquisitions                                  $ 71,765     $      -    $      -
Notes Received in Connection with Sales
  of Concepts                                   $  9,800     $      -    $      -


                      See accompanying notes to consolidated financial statements


                          BRINKER INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements


1.  SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements include the accounts of Brinker International, Inc. and its wholly-owned subsidiaries ("Brinker"). All significant intercompany accounts and transactions have been eliminated in consolidation. Brinker owns and operates various restaurant concepts principally located in the United States.

Brinker has a 52 week fiscal year ending on the last Wednesday in June. Fiscal years 1996, 1995, and 1994 ended June 26, 1996, June 28, 1995, and June 29,
1994, respectively.

Certain amounts in the fiscal 1995 consolidated financial statements have been reclassified to conform with the fiscal 1996 presentation.

(b) Financial Instruments

Brinker's policy is to invest cash in excess of operating requirements in income-producing investments. Cash invested in instruments with maturities of three months or less at the time of investment is reflected as cash equivalents. Cash equivalents of $18.6 million and $38.0 million at June 26, 1996 and June 28, 1995, respectively, consist primarily of money market funds, commercial paper, and auction-rate preferred stocks.

Brinker s financial instruments at June 26, 1996 and June 28, 1995 consist of cash equivalents, marketable securities, short-term debt, and long-term debt. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The following methods were used in estimating the fair value of each class of financial instrument: cash equivalents and short-term debt approximate their carrying amounts due to the short duration of those items; marketable securities are based on quoted market prices; and long-term debt is based on the amount of future cash flows discounted using Brinker s expected borrowing rate for debt of comparable risk and maturity.

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

(e) Capitalized Interest

Interest costs capitalized during the construction period of restaurants were approximately $4.4 million, $2.3 million, and $0.7 million during fiscal 1996, 1995, and 1994, respectively.

(f) Preopening Costs

Capitalized preopening costs include the direct and incremental costs typically associated with the opening of a new restaurant which primarily consist of costs incurred to develop new restaurant management teams, travel and lodging for both the training and opening unit management teams, and the food, beverage, and supplies costs incurred to perform role play testing of all equipment, concept systems, and recipes. Preopening costs are included in other assets and amortized over a period of 12 months.

(g) Goodwill

Goodwill is being amortized on a straight-line basis over 30 to 40 years. Brinker assesses the recoverability of goodwill by determining whether the asset balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Management believes that no impairment of goodwill has occurred and that no reduction of the related estimated useful life is warranted.

(h) Income Taxes

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

(i) Stock-Based Compensation

Brinker uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Brinker common stock at the grant date over the amount the employee must pay for the stock. Brinker s policy is to grant stock options at fair value at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors, and key employees under Brinker's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess.

(j) Net Income Per Share

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

(k) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.

2. ACQUISITIONS

During the three years ended June 26, 1996, Brinker completed the acquisitions set forth below. For acquisitions accounted for as purchases, the excess of cost over the fair values of the net assets acquired was recorded as goodwill and the operations of the related restaurants are included in Brinker s consolidated results of operations from the dates of acquisition. For acquisitions accounted for as poolings of interests, Brinker s consolidated financial statements have been restated to include the accounts and operations of the restaurants for all periods presented. The operations of the restaurants acquired are not material.

On July 19, 1995, Brinker acquired the remaining 50% interest in its Cozymel s restaurant concept in exchange for 430,769 shares of Brinker common stock. On August 29, 1995, Brinker acquired the Maggiano s Little Italy and Corner Bakery concepts in exchange for 4,000,000 shares of Brinker common stock. These acquisitions were accounted for as purchases. Goodwill of approximately $7.6 million and $57.5 million, respectively, is being amortized on a straight-line basis over 40 years.

In fiscal 1995, Brinker acquired four Chili s restaurants from a franchisee in exchange for 505,930 shares of Brinker common stock. The acquisition of one of the restaurants was accounted for as a purchase while the acquisition of the remaining three restaurants was accounted for as a pooling of interests.

In fiscal 1994, Brinker acquired the On The Border restaurant concept. Under the terms of the merger agreement, 3,767,711 fully diluted shares of On The Border common stock were converted to 1,239,130 shares of Brinker common stock (approximately 0.3 for 1 exchange). The acquisition was accounted for as a pooling of interests. Merger expenses of $1.9 million incurred in fiscal 1994 related to the acquisition of On The Border are reported separately to reflect the impact of nonrecurring charges. These costs primarily relate to consulting fees, legal fees, and severance costs.

Also in fiscal 1994, Brinker acquired 13 Chili s restaurants from franchisees. The acquisition of nine of the restaurants in exchange for 256,576 shares of Brinker common stock was accounted for as a pooling of interests. The acquisition of the remaining four restaurants for $8.2 million in cash was accounted as a purchase. Goodwill of approximately $6.9 million is being amortized on a straight-line basis over 30 years.

3. RESTRUCTURING RELATED ITEMS

Brinker recorded a $50.0 million restructuring charge during the second quarter of fiscal 1996 related to the adoption of a strategic plan which includes the disposition or conversion of 30 to 40 Company-owned restaurants that have not met management s financial return expectations. The charge resulted in a reduction in net income of approximately $32.5 million ($0.42 per share) and primarily relates to the write-down of property and equipment to net realizable value, costs to settle lease obligations, and the write-off of other assets. Through fiscal 1996, $44.1 million of restructuring costs have been incurred, of which $2.1 million were cash payments primarily for lease obligations and $42.0 million were non-cash charges primarily for asset write-downs. The restructuring actions are expected to be completed in fiscal 1997. The results of operations from restaurants that have been or will be disposed are not material.

In addition, Brinker completed the sales of the Grady s American Grill, Spageddies Italian Kitchen, and Kona Ranch concepts during the second quarter of fiscal 1996, recognizing a gain of approximately $9.3 million.

4. MARKETABLE SECURITIES

Brinker adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities , effective June 29, 1994. Under SFAS No. 115, debt and equity securities are classified into three categories: trading, available-for-sale, and held-to-maturity.

At June 26, 1996 and June 28, 1995, marketable securities (primarily investment-grade preferred stock) are classified as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

The cost and fair value of marketable securities at June 26, 1996 and June 28, 1995 are as follows (in thousands):

                                                  1996          1995
Cost                                           $ 70,951      $ 36,918
Gross unrealized holding gains                      297           260
Gross unrealized holding losses                  (1,236)       (2,482)
     Fair value                                $ 70,012      $ 34,696

Realized gains and realized losses are determined on a specific identification basis. Realized gains and realized losses from investment transactions were $38,000 and $949,000 during fiscal 1996, $187,000 and $1,478,000 during fiscal
1995, and  $1,871,000 and $1,400,000 (including $1,072,000  of realized losses resulting from recognition of a permanent decline in market value for certain securities) during fiscal 1994. Interest and dividend income during fiscal 1996, 1995, and 1994 was $5,082,000, $3,368,000, and $3,624,000, respectively.
Realized gains and realized losses as well as interest and dividend income are included in other, net.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                    1996        1995
Payroll                                           $18,505     $19,371
Insurance                                          15,141      14,900
Property tax                                        8,224       7,906
Sales tax                                           5,724       5,693
Restructuring reserve                               5,881           -
Other                                              10,665      12,648
                                                  $64,140     $60,518

6.INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                               1996        1995      1994
Current income tax expense:
  Federal                                    $ 22,222   $ 31,133   $ 32,511
  State                                         3,847      5,151      3,980
  Total current income tax expense             26,069     36,284     36,491

Deferred income tax expense (benefit):
  Federal                                    $ (7,343)  $  2,113   $ (1,935)
  State                                          (970)       279       (333)
  Total deferred income tax expense
     (benefit)                                 (8,313)     2,392     (2,268)
                                             $ 17,756   $ 38,676   $ 34,223

A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate of 35% to income before provision for income taxes follows (in thousands):

                                                1996       1995       1994
Income tax expense at statutory rate         $ 18,248   $ 38,997   $ 33,790
FICA tax credit                                (2,382)    (2,600)    (1,097)
Targeted jobs tax credit                         (261)    (1,837)      (709)
Net investment activities                        (405)      (576)      (870)
State income taxes                              1,657      3,451      2,228
Other                                             899      1,241        881
                                             $ 17,756   $ 38,676   $ 34,223

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities as of June 26, 1996 and June 28, 1995 are as follows (in thousands):

                                                           1996           1995

Deferred income tax assets:
  Insurance reserves                                     $ 10,916       $ 9,420
  Restructuring reserve                                     7,986             -
  Leasing transactions                                      2,278         2,126
  Unrealized loss on marketable securities                    320           771
  Other, net                                                4,579         4,932
    Total deferred income tax assets                       26,079        17,249

Deferred income tax liabilities:
  Depreciation and capitalized interest
    on property and equipment                              12,972        13,711
  Preopening costs                                          9,022         7,518
  Prepaid expenses                                            335           412
  Other, net                                                4,997         4,716
    Total deferred income tax liabilities                  27,326        26,357
    Net deferred income tax liability                    $  1,247      $  9,108

7.  DEBT

Brinker has credit facilities aggregating $250 million at June 26, 1996. A credit facility of $200 million bears interest at LIBOR (5.57% at June 26, 1996) plus a maximum of .40% and expires in fiscal 2000. At June 26, 1996, $15 million was outstanding under this facility. The remaining credit facilities bear interest based upon the lower of the banks' "Base" or prime rate plus 1%, certificates of deposit rate, or Eurodollar rate, and expire through fiscal 1998.

Long-term debt consists of the following (in thousands):

                                                           1996       1995
7.8% senior notes                                        $100,000   $100,000
Capital lease obligations (see Note 8)                      3,149      3,479
Other                                                           -      1,200
                                                          103,149    104,679
Less current installments                                     348      1,593
                                                         $102,801   $103,086

On April 12, 1995, Brinker issued $100 million of unsecured senior notes bearing interest at an annual rate of 7.8%. Interest is payable semi-annually and Brinker is required to pay 14.3% (or $14.3 million) of the original principal balance annually beginning in fiscal 1999 through fiscal 2004 with the remaining unpaid balance due in fiscal 2005.

8.  LEASES

(a) Capital Leases

Brinker leases certain buildings under capital leases. The asset values of $6.9 million at June 26, 1996 and June 28, 1995, and the related accumulated amortization of $5.5 million and $5.2 million at June 26, 1996 and June 28, 1995, respectively, are included in property and equipment.

(b) Operating Leases

Brinker leases restaurant facilities and certain equipment under operating leases having terms expiring at various dates through fiscal 2022. The restaurant leases have renewal clauses of 5 to 30 years at the option of Brinker and have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 1996, 1995, and 1994 was $37.9 million, $36.2 million, and $32.2 million, respectively. Contingent rent included in rent expense for fiscal 1996, 1995, and 1994 was $3.2 million, $2.9 million, and $2.9 million, respectively.

In July 1993, Brinker entered into operating lease agreements with unaffiliated groups to lease certain restaurant sites. During fiscal 1995 and 1994, the Company utilized the entire commitment of approximately $30.0 million for the development of restaurants leased by Brinker for up to 5 years. During fiscal 1996, Brinker retired several properties in the commitment reducing the outstanding balance to approximately $25.3 million. At June 26, 1996, Brinker had guaranteed residual value related to the remaining properties of approximately $21.5 million.

(c) Commitments

At June 26, 1996, future minimum lease payments on capital and operating leases were as follows (in thousands):

Fiscal  Year                              Capital Leases      Operating Leases
1997                                         $   718               $ 32,573
1998                                             657                 31,107
1999                                             657                 29,795
2000                                             613                 28,931
2001                                             565                 27,840
Thereafter                                     1,704                180,410
  Total minimum lease payments                 4,914               $330,656
  Imputed interest (average rate of 11.5%)     1,765
  Present value of minimum payments            3,149
  Less current installments                      348
  Capital lease obligations                  $ 2,801

At June 26, 1996, Brinker had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition to a base rent, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Classification of these leases as capital or operating has not been determined as construction of the leased properties has not been completed.

9.  STOCK OPTION PLANS

(a) 1983 and 1992 Employee Incentive Stock Option Plans

In accordance with the Incentive Stock Option Plans adopted in October 1983 and November 1992, options to purchase approximately 18.3 million shares of Brinker's common stock may be granted to officers, directors, and key employees. Options are granted at market value on the date of grant, are exercisable beginning one to two years from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under these plans range from $2.45 to $26.83.

In October 1993, the 1983 Incentive Stock Option Plan expired. Consequently, no options were granted subsequent to fiscal 1993. Options granted prior to the expiration of this Plan remain exercisable through February 2003.

Transactions during fiscal 1996, 1995, and 1994 were as follows (in thousands, except option prices):

                                             1996         1995        1994
Options outstanding at beginning of year     7,570        6,897       6,284
Granted                                      2,287        1,290       1,474
Exercised                                     (425)        (500)       (771)
Canceled                                      (383)        (117)        (90)
Options outstanding at end of year           9,049        7,570       6,897

Option price range for options
  granted during the year                   $12.00       $16.50      $20.38
                                               to           to          to
                                            $16.13       $16.75      $26.83

Options exercisable at end of year           4,298        4,044       3,282

Options available for grant at end of year     561          618       1,791

(b) 1984 Non-Qualified Stock Option Plan

In accordance with the Non-Qualified Stock Option Plan adopted in December 1984, options to purchase approximately 5 million shares of Brinker's common stock were authorized for grant. Options were granted at market value on the date of grant, are exercisable beginning one year from the date of grant, with various vesting periods, and expire ten years from the date of grant. Option prices under this plan range from $0.35 to $5.30.

In November 1989, the Non-Qualified Stock Option Plan was terminated. Consequently, no options were granted subsequent to fiscal 1990. Options granted prior to the termination of this plan remain exercisable through June 1999.

Transactions   during  fiscal  1996,  1995,  and  1994  were  as  follows  (in thousands):

                                              1996         1995       1994
Options outstanding at beginning of year       548          549        858
Exercised                                       (4)          (1)      (309)
Options outstanding and exercisable
  at end of year                               544          548        549

(c) 1991 Non-Employee Stock Option Plan

In  accordance with  the  Stock Option  Plan  for Non-Employee  Directors  and
Consultants adopted in May 1991, options to purchase 337,500 shares of Brinker's common stock were authorized for grant. Options are granted at market value on the date of grant, vest one-third each year beginning two years from the date of grant, and expire ten years from the date of grant. Option prices under this plan range from $11.22 to $23.92.

Transactions during fiscal 1996, 1995, and 1994 were as follows (in thousands, except option prices):
                                              1996         1995        1994
Options outstanding at beginning of year       204          122         107
Granted                                          3           82          18
Exercised                                        -            -          (3)
Canceled                                        (5)           -           -
Options outstanding at end of year             202          204         122

Option price range for options
  granted during the year                   $17.50       $18.12       $23.92
                                                           to
                                                         $23.37

Options exercisable at end of year             106           89           36

Options available for grant at end of year     132          131          213

(d)   On The Border 1989 Stock Option Plan

In accordance with the Stock Option Plan for On The Border employees and consultants, options to purchase 550,000 shares of On The Border's preacquisition common stock were authorized for grant. Options were granted at market value on the date of grant, were exercisable in installments, and expired three to five years from date of grant. Effective May 18, 1994, the 376,000 unexercised On The Border stock options became exercisable immediately in accordance with the provisions of the Stock Option Plan and were converted to approximately 124,000 Brinker stock options. Options outstanding at June 26, 1996 and June 28, 1995 were 63,000 and 109,000 stock options, respectively, and are exercisable at prices ranging from $17.48 to $19.76.

10.  STOCKHOLDER PROTECTION RIGHTS PLAN

On January 30, 1996, the Board of Directors of Brinker adopted a Stockholder Protection Rights Plan (the Plan ) and declared a dividend of one right on each outstanding share of common stock, payable on February 9, 1996. The rights are evidenced by the common stock certificates, automatically trade with the common stock, and are not exercisable until it is announced that a person or group has become an Acquiring Person, as defined in the Plan. Thereafter, separate rights certificates will be distributed and each right (other than rights beneficially owned by any Acquiring Person) will entitle, among other things, its holder to purchase, for an exercise price of $60, a number of shares of Brinker common stock having a market value of twice the exercise price. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the date of the announcement that a person or group has become an Acquiring Person.

11.  SAVINGS PLANS

Brinker sponsors a qualified defined contribution retirement plan ( Plan I ) covering salaried employees who have completed one year or 1,000 hours of service. Plan I allows eligible employees to defer receipt of up to 20% of their compensation and contribute such amounts to various investment funds. Brinker matches with Brinker common stock 25% of the first 5% an employee contributes. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of eligibility since plan inception. In fiscal 1996, 1995, and 1994, Brinker contributed approximately $362,000 (representing 23,582 shares of Brinker common stock), $355,000 (representing 18,745 shares of Brinker common stock), and $345,000 (representing 11,666 shares of Brinker common stock), respectively.

Brinker sponsors a non-qualified defined contribution retirement plan ( Plan II ) covering highly compensated employees, as defined in the plan. Plan II allows eligible employees to defer receipt of up to 20% of their base compensation and 100% of their eligible bonuses, as defined in the plan. Brinker matches with Brinker common stock 25% of the first 5% a non-officer contributes while officers' contributions are matched at the same rate with cash. Employee contributions vest immediately while Brinker contributions vest 25% annually beginning in the participants' second year of employment since plan inception. In fiscal 1996, 1995, and 1994, Brinker contributed approximately $260,000 (of which approximately $165,000 was used to purchase 10,584 shares of Brinker common stock), $259,000 (of which approximately $154,000 was used to purchase 8,175 shares of Brinker common stock), and $231,000 (of which approximately $175,000 was used to purchase 7,096 shares of Brinker common stock), respectively. At the inception of Plan II, Brinker elected to establish a rabbi trust to fund Plan II obligations. The market value of the trust assets is included in other assets and the liability to Plan II participants is included in other liabilities.

12.  INJURY CLAIM SETTLEMENT AND CONTINGENCIES

In March 1993, certain officers of On The Border and various family members were involved in an airplane accident. In fiscal 1994, a related injury claim was settled for approximately $2.2 million and On The Border was released from further liability.

Brinker is engaged in various other legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of Brinker, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect on Brinker's consolidated financial condition or results of operations.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1996 and 1995 (in thousands, except per share amounts):

                                                Fiscal Year 1996
                                                 Quarters Ended
                                     Sept. 27    Dec. 27   March 27    June 26


Revenues                             $289,460   $289,656   $284,206   $299,629
Income (Loss) Before Provision
  for Income Taxes                     23,967    (20,850)    21,013     28,007
Net Income (Loss)                      15,579    (13,553)    13,869     18,486
Primary Net Income (Loss) Per Share      0.21      (0.18)      0.18       0.23
Primary Weighted Average
  Shares Outstanding                   75,721     76,626     78,389     79,295

                                                 Fiscal Year 1995
                                                  Quarters Ended
                                     Sept. 28    Dec. 28   March 29    June 28


Revenues                             $247,072   $246,607   $268,487   $280,033
Income Before Provision
  for Income Taxes                     28,756     24,728     27,722     30,214
Net Income                             18,548     16,073     18,241     19,882
Primary Net Income Per Share             0.25       0.22       0.25       0.27
Primary Weighted Average
  Shares Outstanding                   74,799     74,391     74,110     73,928

                         INDEPENDENT AUDITORS  REPORT


The Board of Directors
Brinker International, Inc.:


We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 26, 1996 and June 28, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 26, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brinker International, Inc. and subsidiaries as of June 26, 1996 and June 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 1996, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP


Dallas, Texas
August 2, 1996

                                  EXHIBIT 21

              BRINKER INTERNATIONAL, INC., A DELAWARE CORPORATION

                                 SUBSIDIARIES

REGISTRANT'S subsidiaries operate full-service restaurants in various locations throughout the United States under the names Chili's Grill & Bar, Romano's Macaroni Grill, On The Border Mexican Cafe, Cozymel's Coastal Mexican Grill, Maggiano's Little Italy, Corner Bakery, and a market store and bakery under the name Eatzi's Market and Bakery.

            BRINKER RESTAURANT CORPORATION, a Delaware corporation
            MAGGIANO'S/CORNER BAKERY, INC., an Illinois corporation
                 BRINKER ALABAMA, INC., a Delaware corporation
                BRINKER ARKANSAS, INC., a Delaware corporation
            BRINKER CONNECTICUT CORPORATION, a Delaware corporation
                BRINKER DELAWARE, INC., a Delaware corporation
                 BRINKER FLORIDA, INC., a Delaware corporation
                 BRINKER GEORGIA, INC., a Delaware corporation
               BRINKER IDAHO CORPORATION, a Delaware corporation
                 BRINKER INDIANA, INC., a Delaware corporation
                  BRINKER IOWA, INC., a Delaware corporation
                BRINKER KENTUCKY, INC., a Delaware corporation
                BRINKER LOUISIANA, INC., a Delaware corporation
           BRINKER MASSACHUSETTS CORPORATION, a Delaware corporation
                BRINKER MISSOURI, INC., a Delaware corporation
               BRINKER MISSISSIPPI, INC., a Delaware corporation
                  BRINKER NEVADA, INC., a Nevada corporation
               BRINKER NEW JERSEY, INC., a Delaware corporation
             BRINKER NORTH CAROLINA, INC., a Delaware corporation
                  BRINKER OHIO, INC., a Delaware corporation
                BRINKER OKLAHOMA, INC., a Delaware corporation
             BRINKER SOUTH CAROLINA, INC., a Delaware corporation
                BRINKER VIRGINIA, INC., a Delaware corporation
               BRINKER TEXAS, L.P., a Texas limited partnership
              CHILI'S BEVERAGE COMPANY, INC., a Texas corporation
                    CHILI'S, INC., a Tennessee corporation
                  EATZI'S CORPORATION, a Delaware corporation
              CHILI'S OF MINNESOTA, INC., a Minnesota corporation
                 CHILI'S OF KANSAS, INC., a Kansas corporation
               BRINKER PENN TRUST, a Pennsylvania business trust
          CHILI'S OF WEST VIRGINIA, INC., a West Virginia corporation
              CHILI'S OF WISCONSIN, INC., a Wisconsin corporation
               BRINKER FREEHOLD, INC., a New Jersey corporation
              MAGGIANO'S OF TYSON'S INC., a Virginia corporation
              ROMANO'S OF ANNAPOLIS, INC., a Maryland corporation

                                  EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Brinker International, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 33-61594, 33-56491, and 333-02201 on Form S-8 and Nos. 33-53965, 33-
55181,   33-63551,  333-00169,   and  333-07481   on  Form  S-3,   of  Brinker
International, Inc. of our report dated August 2, 1996, relating to the consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 26, 1996 and June 28, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 26, 1996, which report is incorporated by reference in the June 26, 1996 annual report on Form 10-K of Brinker International, Inc.



                                          /KPMG Peat Marwick LLP

                                          KPMG Peat Marwick LLP


Dallas, Texas
September 23, 1996

                                  EXHIBIT 27

                            FINANCIAL DATA SCHEDULE

                          [Filed With EDGAR Version]

                                  EXHIBIT 99

                         PROXY STATEMENT OF REGISTRANT
                           DATED SEPTEMBER 24, 1996


                       DIRECTORS AND EXECUTIVE OFFICERS

Directors

      A brief description of each person nominated to become a director of the Company is provided below. All nominees are currently serving as directors of the Company, each having been elected at the last annual meeting of the Company's shareholders held on November 2, 1995.

      Norman E. Brinker, 65, served as Chairman of the Board of Directors and Chief Executive Officer of the Company from September 1983 to June 1995, with the exception of a brief period during which Mr. Brinker was incapacitated due to an injury. Mr. Brinker continues to serve as Chairman of the Board of Directors. Mr. Brinker is a member of the Executive and Nominating Committees of the Company. He was the founder of S&A Restaurant Corp., having served as its President from February 1966 through May 1977 and as its Chairman of the Board of Directors and Chief Executive Officer from May 1977 through July 1983. From June 1982 through July 1983, Mr. Brinker served as Chairman of the Board of Directors and Chief Executive Officer of Burger King Corporation, while simultaneously occupying the position of President of The Pillsbury Company Restaurant Group. Mr. Brinker currently serves as a member of the Board of Directors of Haggar Apparel Company.

      Gerard V. Centioli, 42, was elected Senior Vice President - Maggiano's/Corner Bakery Concepts President in August 1995 and Senior Vice President - Italian Concepts President in January 1996. Mr. Centioli previously served as Senior Partner of Lettuce Entertain You Enterprises, Inc. and President and Chief Executive Officer of the Maggiano's Little Italy and The Corner Bakery Divisions. Prior to joining Lettuce Entertain You in 1984, Mr. Centioli served as Vice President - Division President of Collins Foods International, Inc. Mr. Centioli has served as a member of the Board of Directors of the Company since November 1995.

      Creed L. Ford, III, 43, elected Executive Vice President and Chief Operating Officer in October 1995, joined the Company's predecessor in
September 1976 as an Assistant Manager and was promoted to the position of Restaurant General Manager in March 1977. In September 1978, Mr. Ford became Director of Operations of the Company. He was elected Vice President - Operations of the Company in October 1983, Senior Vice President - Operations in November 1984, and Executive Vice President - Operations in April 1986. Mr. Ford has served as a member of the Board of Directors of the Company since April 1985. Mr. Ford also is a director of Howard Wolf, Inc.

      Ronald A.  McDougall,  54, was  elected  President  and Chief  Executive
Officer of the Company in June 1995 having formerly held the office of President and Chief Operating Officer since 1986. Mr. McDougall joined the Company in 1983 and served as Executive Vice President - Marketing and Strategic Development until his promotion to President. Prior to joining the Company, Mr. McDougall held senior management positions at Proctor and Gamble, Sara Lee, The Pillsbury Company and S&A Restaurant Corp. Mr. McDougall has served as a member of the Board of Directors of the Company since September 1983 and is a member of the Executive and Nominating Committees of the Company. Mr. McDougall is also a director of Excel Communications, Inc.

      Debra L. Smithart, 42, was elected Executive Vice President - Chief Financial Officer of the Company in September 1991. Ms. Smithart joined the Company as Assistant Controller in June 1985. In February 1986 she was promoted to the position of Controller and served in this capacity until December 1988 when she was elected Vice President - Controller. In March
1991, Ms. Smithart was promoted to Vice President - Finance and held this position until September 1991. Prior to joining the Company, Ms. Smithart worked in various financial/accounting capacities in the public accounting, oil & gas, real estate, and manufacturing industries. Ms. Smithart has served as a member of the Board of Directors of the Company since September 1991.

      Jack W. Evans, 74, is currently President of Jack Evans Investments, Inc. and Chairman of the Board of American Title Company. Mr. Evans is a member of the Executive, Nominating and Compensation Committees of the Company and has served as a member of the Company's Board of Directors since September 1983. He served as Chairman, Chief Executive Officer and President of Cullum Companies, Inc., a retail food and drugstore chain from 1977 to 1990. He served as Mayor of the City of Dallas from May 1981 to May 1983. He is also a director of Randall's-Tom Thumb, Morning Star Group, and Ray Acquisitions, Inc.

      Rae F. Evans, 48, is currently President of Rae Evans & Associates, a firm specializing in Washington corporate strategies. From 1982 until January 1995, Mrs. Evans was the Vice President, National Affairs of Hallmark Cards, Inc. Mrs. Evans is a member of the Nominating Committee of the Company and has served as a member of the Board of Directors since January 1990. She is a member of the Business-Government Relations Council and is a past president of the organization. She is President of the Capitol Forum and a member of the Economic Club of Washington. Mrs. Evans is also a member of the Catalyst Board of Advisors and the National Women's Economic Alliance. Mrs. Evans serves on the Board of Directors of Haggar Apparel Company.

      J. M. Haggar, Jr., 71, is currently the owner of J.M. Haggar, Jr. Investments, a business he has operated since retiring as Chairman of the Board of Directors of Haggar Apparel Company, in February 1995. Mr. Haggar previously held the positions of President and Chief Executive Officer of Haggar Apparel Company until 1991. He is also a director of ENSERCH Corporation. Mr. Haggar is a member of the Executive, Compensation, and Audit Committees of the Company and has served as a member of the Company's Board of Directors since April 1985.

      Frederick S. Humphries, 60, is the President of Florida A&M University in Tallahassee, Florida having held this position since 1985. Prior to joining Florida A&M University, Dr. Humphries was President of Tennessee State University in Nashville for over 11 years. Dr. Humphries serves as Chairman of the State Board of Education Advisory Committee on the Education of Blacks in Florida and is Chairman of the Board of Regents, Five-Year Working Group for Agriculture, State University System of Florida in addition to being involved in various civic and community activities. Mr. Humphries has served on the Board of Directors of the Company since May 1994 and is a member of the Audit Committee of the Company. He is also a member of the Board of Directors of Pride of Florida and Wal-Mart, Inc.

      James E. Oesterreicher, 55, is the Vice Chairman and Chief Executive Officer of J.C. Penney Company, Inc., having been elected to this position in January 1995. Mr. Oesterreicher served as President of JCPenney Stores and Catalog from 1992 to 1995 and as Executive Vice President of JCPenney Stores and Catalog from 1988 to 1992. Mr. Oesterreicher has been with the J.C. Penney Company since 1964 where he started as a management trainee. He serves as a Director for various entities, including Presbyterian Healthcare Systems, Presbyterian Hospital of Plano, Circle Ten Council--Boy Scouts of America, National 4-H Council, National Organization on Disabilities, Texas Utilities Company, and March of Dimes Birth Defects Foundation. He also serves as an advisory board member for the Center for Retailing, Education and Research at the University of Florida. Mr. Oesterreicher has served as a member of the Board of Directors of the Company since May 1994 and is a member of the Audit and Nominating Committees of the Company.

      Roger T. Staubach, 54, has been Chairman of the Board and Chief Executive Officer of The Staubach Company, a national real estate company specializing in tenant representation, since 1982. He has served as a member of the Board of Directors of the Company since May 1993 and is a member of the Executive and Compensation Committees of the Company. Mr. Staubach is a 1965 graduate of the U.S. Naval Academy and served four years in the Navy as an officer. In 1968, he joined the Dallas Cowboys professional football team as quarterback and was elected to the National Football League Hall of Fame in 1985. He currently serves on the Board of Directors of Halliburton Company, First USA, Inc., Life Partners Group, American AAdvantage Funds and Columbus Realty Trust and is active in numerous civic, charity and professional organizations.

Executive Officers

      The following persons are executive officers of the Company who are not nominated to serve on the Company's Board of Directors:

      Douglas H. Brooks, 44, joined the Company as an Assistant Manager in February 1978 and was promoted to General Manager in April 1978. In March 1979, Mr. Brooks was promoted to Area Supervisor and in May 1982 to Regional Director. He was again promoted in March 1987 to Senior Vice President-Central Region Operations and to the position of Concept Head and Senior Vice President-Chili's Operations in June 1992. Mr. Brooks was promoted to his current position of Senior Vice President - Chili's Grill & Bar Concept President in June 1994. Prior to joining the Company, Mr. Brooks helped manage the first two Luther's Barbecue units.

      F. Lane Cardwell, Jr., 44, was elected Executive Vice President - Eatzi's Concept President in June 1996, having formerly held the positions of
Executive Vice President - Strategic Development from June 1992 until October 1995 and Executive Vice President and Chief Administrative Officer from October 1995 until June 1996. Prior to this time, Mr. Cardwell held the position of Senior Vice President - Strategic Development since December 1990. Mr. Cardwell joined the Company as Vice President - Strategic Development in August 1988, having been previously employed by S&A Restaurant Corp. from November 1978 to August 1988, during which time he served as Vice President - Strategic Planning and Senior Vice President - Strategic Planning. Mr. Cardwell served as a member of the Board of Directors of the Company from 1991 to 1996.

      John C. Miller, 41, joined the Company as Vice President-Special Concepts in September 1987. In October 1988, he was elected as Vice President-Joint Venture/Franchise and served in this capacity until August 1993 when he was promoted to Senior Vice President-New Concept Development. Mr. Miller was named Senior Vice President - Mexican Concepts in September 1994 and was subsequently elected as Senior Vice President - Mexican Concepts President in October 1995. Mr. Miller worked in various capacities with the Taco Bueno Division of Unigate Restaurants prior to joining the Company.

      Roger F. Thomson, 47, joined the Company as Senior Vice President, General Counsel and Secretary in April 1993 and was promoted to Executive Vice President, General Counsel and Secretary in March 1994. In June 1996, Mr. Thomson was promoted to the position of Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and was a Director of the Company from 1993 until 1995. From 1988 until April 1993, Mr. Thomson served as Senior Vice President, General Counsel and Secretary for Burger King Corporation. Prior to 1988, Mr. Thomson spent ten years at S & A Restaurant Corp. where he was Executive Vice President, General Counsel and Secretary.

Classes of Directors

      For purposes of determining whether non-employee directors will be nominated for reelection to the Board of Directors, the non-employee directors have been divided into four classes. Each non-employee director will continue to be subject to reelection by the shareholders of the Company each year. However, after a non-employee director has served on the Board of Directors for four years, such director shall be deemed to have been advised by the Nominating Committee that he or she will not stand for reelection at the subsequent annual meeting of shareholders and shall be considered a "Retiring Director". Notwithstanding this policy, the Nominating Committee may determine that it is appropriate to renominate any or all of the Retiring Directors after first considering the appropriateness of nominating new candidates for election to the Board of Directors. The four classes of non-employee directors are as follows: Mr. Staubach comprises Class 4 and will be considered a Retiring Director as of the annual meeting of shareholders following the end of the 1997 fiscal year. Messrs. Evans, Humphries, and Oesterreicher and Mrs. Evans comprise Class 1 and will be considered Retiring Directors as of the annual meeting of shareholders following the end of the 1998 fiscal year. There are no members of Class 2. Mr. Haggar comprises Class 3 and will be considered a Retiring Director as of the annual meeting of shareholders following the end of the 2000 fiscal year. Although not a Retiring Director, Mr. J. Ira Harris has chosen not to seek reelection to the Board of Directors.

Committees of the Board of Directors

      The Board of Directors of the Company has established an Executive Committee, Audit Committee, Compensation Committee, and Nominating Committee. The Executive Committee (currently comprised of Messrs. Brinker, McDougall, Evans, Haggar and Staubach) met seven (7) times during the fiscal year and has authority to act for the Board on most matters during the intervals between Board meetings.

      All of the members of the Audit and Compensation Committees are directors independent of management who are not and never have been officers or employees of the Company. The Audit Committee is currently comprised of Messrs. Haggar, Harris, Humphries and Oesterreicher and the Committee met two
(2) times during the fiscal year. Included among the functions performed by the Audit Committee are: the review with independent auditors of the scope of the audit and the results of the annual audit by the independent auditors; consideration and recommendation to the Board of the selection of the independent auditors for the next year; the review with management and the independent auditors of the annual financial statements of the Company; and the review of the scope and adequacy of internal audit activities.

      The Compensation Committee is currently comprised of Messrs. Evans, Haggar, Harris and Staubach and it met six (6) times during the fiscal year. Functions performed by the Compensation Committee include: ensuring the effectiveness of senior management and management continuity, ensuring the reasonableness and appropriateness of senior management compensation arrangements and levels, the adoption, amendment and administration of stock-based incentive plans (subject to shareholder approval where required), management of the various stock option plans of the Company, approval of the total number of available shares to be used each year in stock-based plans, approval of the adoption and amendment of significant compensation plans and approval of all compensation actions for officers, particularly at and above the level of executive vice president. The specific nature of the Committee's responsibilities as it relates to executive officers are set forth below under "Report of the Compensation Committee."

      The purpose of the Nominating Committee is to recommend to the Board of Directors potential non-employee members to be added as new or replacement members to the Board of Directors. The Nominating Committee is composed of Messrs. Brinker, Evans, McDougall and Oesterreicher and Mrs. Evans and did not meet during the fiscal year.

Directors' Compensation

      Directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors attended and $1,000 for each meeting of any committee of the Board of Directors attended. The Company also reimburses directors for costs incurred by them in attending meetings of the Board.

      Directors who are not employees of the Company receive grants of stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants. New directors who are not employees of the Company have the option at the beginning of each Director term to receive as additional compensation for serving on the Board of Directors either an annual cash payment of $30,000 during the term such non-employee serves as a director, a one-time grant of 12,000 stock options under the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants, or a combination of cash and stock options. If the director is appointed to the Board of Directors at any time other than at an annual meeting of shareholders, the director will receive a prorated portion of the annual cash compensation for the period from the date of election or appointment to the Board of Directors until the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders. If the director elects to receive cash, the first payment will be made at such Board of Directors meeting and the following payments will be made on the date of each annual meeting of shareholders thereafter. If the director elects to receive stock options, they will be granted as of the 60th day following such meeting (or if the 60th day is not a business day, on the first business day thereafter). The stock options will be granted at the fair market value on the date of grant. One-third of the options will vest on each of the second, third and fourth anniversaries of the date of grant.

      If a Retiring Director is renominated to serve on the Board of Directors for an additional four-year period, such Retiring Director will be treated as a new director for purposes of determining compensation during such additional four-year period.

      If the shareholders of the Company approve the amendment described under "Amendment of 1991 Stock Option Plan for Non-Employee Directors and Consultants," a new director who is not an employee of the Company will receive as compensation (a) 20,000 stock options at the beginning of such director's term, and (b) an annual cash payment of $36,000, at least 25% of which must be taken in the form of stock options. If a director is appointed to the Board of Directors at any time other than at an annual meeting of shareholders, the director will receive a prorated portion of the annual cash compensation for the period from the date of election or appointment to the Board of Directors until the meeting of the Board of Directors held contemporaneous with the next annual meeting of shareholders. If a director elects to receive cash, the first payment will be made at the Board of Directors' meeting held contemporaneous with the next annual meeting of shareholders. The stock options will be granted as of the 60th day following such meeting (or if the 60th day is not a business day, on the first business day thereafter) at the fair-market value on the date of grant. One-third (1/3rd) of the options will vest on each of the second, third and fourth anniversaries of the date of grant. If a director is being nominated for an additional term on the Board of Directors, each such renominated director will receive an additional grant of 10,000 stock options at the beginning of such director's new term.

      Current directors who are not employees of the Company are also eligible for additional compensation under this compensation program. Each of the current non-employee directors will receive for each year remaining in such director's term on the Board of Directors (i) an additional $6,000 in annual cash compensation and (ii) a grant of 5,000 stock options.

      For purposes of applying this new compensation program to the current non-employee directors of the Company, Mrs. Evans would receive an annual cash retainer of $16,000 and a grant of 15,000 stock options; Mr. Evans would receive an annual cash retainer of $6,000 and a grant of 15,000 stock options; Mr. Haggar would receive an annual cash retainer of $16,000 and a grant of 5,000 stock options; Dr. Humphries would receive an annual cash retainer of $16,000 and a grant of 15,000 stock options; Mr. Oesterreicher would receive an annual cash retainer of $6,000 and a grant of 15,000 stock options; and Mr. Staubach would receive an annual cash retainer of $6,000 and a grant of 10,000 stock options.

      During the year ended June 26,  1996, the Board of Directors held  seven
(7) meetings; each incumbent director attended 75% of the aggregate total of meetings of the Board of Directors and Committees on which he or she served.

                            EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the annual compensation for the Company's five highest compensated executive officers, including the Chief Executive Officer, whose salary and bonus exceeded $100,000 in fiscal 1996.

Summary Compensation Table

                                                        Long-Term Compensation
                                                         Awards       Payouts
                                                       Securities    Long-Term
    Name and                    Annual Compensation    Underlying    Incentive    All Other
Principal Position      Year    Salary        Bonus      Options       Payouts   Compensation (1)


Ronald A. McDougall
 President and Chief    1996   $ 744,808  $   ---       375,000      $ 69,860       $ 18,396
 Executive Officer      1995   $ 574,038  $ 278,839     125,000      $ 86,565       $ 50,555
                        1994   $ 529,327  $ 567,439     202,500      $ 93,940       $ 22,547

Creed L. Ford, III
 Executive Vice         1996   $ 409,038  $   ---        90,000      $ 46,574       $  8,271
 President and Chief    1995   $ 359,615  $ 130,361      30,000      $ 63,481       $  8,795
 Operating Officer      1994   $ 343,942  $ 275,154      56,250      $ 68,889       $  7,305

Debra L. Smithart
 Executive Vice         1996   $ 304,423  $   ---        90,000      $ 46,574       $  6,828
 President and Chief    1995   $ 264,038  $  95,714      30,000      $ 63,481       $ 11,805
 Financial Officer      1994   $ 232,500  $ 186,000      56,250      $ 50,101       $  5,471

Douglas H. Brooks
 Senior Vice President  1996   $ 311,058  $   ---        90,000      $ 31,049       $ 12,830
 - Chili's Grill & Bar  1995   $ 266,249  $  77,212      30,000      $ 40,397       $ 15,636
 Concept President      1994   $ 232,884  $ 135,772      45,000      $ 43,839       $ 12,582

F. Lane Cardwell, Jr.
 Executive Vice         1996   $ 290,385  $   ---        90,000      $ 46,574       $ 15,007
 President - Eatzi's    1995   $ 224,422  $  81,353      30,000      $ 63,481       $ 19,236
 Concept President      1994   $ 201,346  $ 161,077      56,250      $ 43,839       $  9,760


(1)   All other compensation represents Company match on deferred compensation.

Option Grants During 1996 Fiscal Year

      The following table contains certain information concerning the grant of stock options to the executive officers named in the above compensation table during the Company's last fiscal year:

                               % of Total                               Realizable Value of
                                 Options                             Assumed Annual Rates of
                               Granted to                            Stock Price Appreciation
                    Options   Employees in  Exercise or Expiration       for Option Term (1)
     Name           Granted    Fiscal Year  Base Price     Date           5%             10%


Ronald A. McDougall  125,000                  $12.00      10/25/05    $  943,342     $2,390,614
                     250,000                  $13.00       1/30/06    $2,043,908     $5,179,663
                     375,000     17.90%                               $2,987,250     $7,570,277

Creed L. Ford, III    30,000                  $12.00      10/25/05    $  226,402     $  573,747
                      60,000                  $13.00       1/30/06    $  490,538     $1,243,119
                      90,000      4.30%                               $  716,940     $1,816,866

Debra L. Smithart     30,000                  $12.00      10/25/05    $  226,402     $  573,747
                      60,000                  $13.00       1/30/06    $  490,538     $1,243,119
                      90,000      4.30%                               $  716,940     $1,816,866

Douglas H. Brooks     30,000                  $12.00      10/25/05    $  226,402     $  573,747
                      60,000                  $13.00       1/30/06    $  490,538     $1,243,119
                      90,000      4.30%                               $  716,940     $1,816,866

F. Lane Cardwell, Jr. 30,000                  $12.00      10/25/05    $  226,402     $  573,747
                      60,000                  $13.00       1/30/06    $  490,538     $1,243,119
                      90,000      4.30%                               $  716,940     $1,816,866


(1)   The dollar amounts under  these columns are the result  of calculations at the 5%  and 10%
      rates set by  the Securities and Exchange  Commission and, therefore, are  not intended to forecast possible future appreciation, if any, of the Company's stock price.

Stock Option Exercises and Fiscal Year-End Value Table

      The following table shows stock option exercises by the named officers during the last fiscal year, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options at fiscal year-end. Also reported are the values for "in-the-money" options which represent the position spread between the exercise price of any such existing options and the $15.50 fiscal year-end price of the Company's Common Stock.

                       Shares                                            Value of Unexercised
                      Acquired               Number of Unexercised     In-the-Money Options at
                         On      Value    Options at Fiscal Year End       Fiscal Year End
    Name              Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable


Ronald A. McDougall      -0-       -0-     588,750        601,250     $  715,478   $1,062,500
Creed L. Ford, III       -0-       -0-     852,519        148,125     $7,196,672   $  255,000
Debra L. Smithart      11,509   $38,682    145,716        148,125     $   66,000   $  255,000
Douglas H. Brooks       6,000   $79,032    406,228        142,500     $3,236,365   $  255,000
F. Lane Cardwell, Jr.    -0-       -0-     187,875        148,125     $  358,405   $  255,000

Long-Term Executive Profit Sharing Plan and Awards

      Executives of the Company participate in the Long-Term Executive Profit Sharing Plan. See "Report of the Compensation Committee -- Long-Term Incentives" for more information regarding this plan. The following table represents awards granted in the last fiscal year under the Long-Term Executive Profit Sharing Plan.

                       Number of            Estimated Future Payouts
      Name          Units Awarded         Under Non-Stock Based Plans
                                            (Dollars)
                                     Threshold       Target        Maximum


Ronald A. McDougall      1,000        $66,667       $100,000          *
Creed L. Ford, III         600        $40,000       $ 60,000          *
Debra L. Smithart          600        $40,000       $ 60,000          *
Douglas H. Brooks          500        $33,333       $ 50,000          *
F. Lane Cardwell, Jr.      600        $40,000       $ 60,000          *


*     There is no maximum future payout under the Long-Term Executive Profit Sharing Plan.

                     REPORT OF THE COMPENSATION COMMITTEE

Compensation Philosophy

      The executive compensation program is designed as a tool to reinforce the Company's strategic principles -- to be a premier and progressive growth company with a balanced approach towards people, quality and profitability and to enhance long-term shareholder value. To this end, the following principles have guided the development of the executive compensation program:

      Provide competitive levels of compensation to attract and retain the best qualified executive talent. The Committee strongly believes that the caliber of the Company's management group makes a significant difference in the Company's sustained success over the long term.

      Embrace a pay-for-performance philosophy by placing significant amounts of compensation "at risk" -- that is, compensation payouts to executives must vary according to the overall performance of the Company.

      Directly link executives' interests with those of shareholders by providing opportunities for long-term incentive compensation based on changes in shareholder value.

      The executive compensation program is intended to appropriately balance the Company's short-term operating goals with its long-term strategy through a careful mix of base salary, annual cash incentives and long-term performance compensation including cash incentives and incentive stock options.

Base Salaries

      Executives' base salaries are targeted to be competitive at the 75th percentile of the market for positions of similar responsibility and scope at the Vice President and Senior Vice President levels and, to reflect the exceptionally high level of executive talent required to execute the growth plans of the Company, at the 90th percentile of the market for the President and Chief Executive Officer and for the Executive Vice Presidents.
Positioning executives' base salaries at these levels is needed for attracting, retaining and motivating executives with the essential qualifications for managing the Company's growth. The Company defines the relevant labor market for such executive talent through the use of reliable executive salary surveys that reflect both the chain restaurant industry as well as a broader cross-section of high growth companies from many industries. Individual base salary levels are determined by considering each officer's level of responsibility, performance, experience, and tenure. The overall amount of base salary increases awarded to executives reflects the financial performance of the Company, individual performance and potential, and/or changes in an officer's duties and responsibilities.

Annual Incentives

      The Company's Profit Sharing Plan is a non-qualified annual incentive arrangement in which all Dallas-based corporate employees, including executives, participate. The program is designed to reflect employees' contribution to the growth of the Company's common stock value by increasing the earnings of the Company. The plan reinforces a strong teamwork ethic by making the basis for payouts to executives the same as for all other Company employees.

      At the beginning of a fiscal year, each executive is assigned an Individual Participation Percentage ("IPP") which is tied to the base salary for such executive and targets overall total cash compensation for executives between the 75th and 90th percentiles of the market. The IPPs reflect the
Committee's desire that a significant percentage of executives total compensation be derived from variable pay programs.

401(k) Savings Plan and Savings Plan II

      On January 1, 1993, the Company implemented the 401(k) Savings Plan ("Plan I") and Savings Plan II ("Plan II"). These Plans are designed to provide the Company's salaried employees with a tax-deferred long-term savings vehicle. The Company provides a matching contribution equal to 25% of a participant's contribution, up to a maximum of 5% of such participant's compensation.

      Plan I is a qualified 401(k) plan. Participants in Plan I elect the percentage of pay they wish to contribute as well as the investment alternatives in which their contributions are to be invested. The Company's matching contribution for all Plan I participants is made in Company common stock. All participants in Plan I are considered non-highly compensated employees as defined by the Internal Revenue Service. Participants' contributions vest immediately while Company contributions vest 25% annually, beginning in the participant's second year of eligibility since Plan I inception.

      Plan II is a non-qualified deferred compensation plan. Plan II participants elect the percentage of pay they wish to defer into their Plan II account. They also elect the percentage of their deferral account to be allocated among various investment options. The Company's matching contribution for all non-officer Plan II participants is made in Company common stock, with corporate officers receiving a Company match in cash. Participants in Plan II are considered highly compensated employees according to the Internal Revenue Service. A participant's contributions vest immediately while Company contributions vest 25% annually, beginning in the participant's second year of eligibility since Plan II inception.

Long-Term Incentives

      All salaried employees of the Company, including executives, are eligible for annual grants of tax-qualified stock options. By tying a significant portion of executives' total opportunity for financial gain to increases in shareholder wealth as reflected by the market price of the Company's common stock, executives' interests are closely aligned with shareholders' long-term interests. In addition, because the Company does not maintain any qualified retirement programs for executives, the stock option plan is intended to provide executives with opportunities to accumulate wealth for later retirement.

      Stock options are rights to purchase shares of the Company's Common Stock at the fair market value on the date of grant. Grantees do not receive a benefit from stock options unless and until the market price of the Company's common stock increases. Fifty-percent (50%) of a stock option grant becomes exercisable two years after the grant date; the remaining 50% of a grant becomes exercisable three years after the grant date.

      The number  of stock options granted  to an executive is  based on grant
guidelines  that  reflect  an officer's  position  within  the  Company.   The
Compensation Committee reviews and approves grant amounts for executives.

      Executives also participate in the Long-Term Executive Profit Sharing Plan, a non-qualified long-term performance cash plan. This plan provides an additional mechanism for focusing executives on the sustained improvement in operating results over the long term. This is a performance-related plan using overlapping three-year cycles paid annually. Performance units (valued at $100 each) are granted to individuals and paid in cash based upon the Company's attainment of predetermined performance objectives. Long-term operating results are measured by evaluating both pre-tax net income (weighted 70%) and changes in shareholders' equity (weighted 30%) over three-year cycles.

Pay/Performance Nexus

      The Company's executive compensation program has resulted in a direct relationship between the compensation paid to executive officers and the Company's performance. See "Five-Year Total Shareholder Return Comparison" below.

CEO Compensation

      The Compensation Committee made decisions regarding Mr. McDougall's compensation package according to the guidelines discussed in the preceding sections. Mr. McDougall was awarded salary increases in the amount of 9% and 4%, effective January 1, 1996 and June 1, 1996, respectively, to recognize his vast experience in the restaurant industry, the Company's performance under his leadership and his significant contributions to the Company's continued success. Mr. McDougall was granted 1,000 units under the Long-Term Executive Profit Sharing Plan for the cycle which includes fiscal years 1996, 1997, and 1998. Mr. McDougall was also awarded 375,000 stock options under the Company's stock option plan. Due to the Company's short-fall from plan, none of Mr. McDougall's compensation for 1996 was incentive pay pursuant to the Company's Profit Sharing Plan. Like all Company executives, Mr. McDougall's compensation is significantly affected by the Company's performance. In the 1996 fiscal year, Mr. McDougall's total compensation declined 16.5% from its level in the 1995 fiscal year.

Federal Income Tax Considerations

      The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993. This section disallows a tax deduction for any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless compensation is performance-based. It is the intent of the Company and the Compensation Committee to qualify to the maximum extent possible its executives' compensation for deductibility under applicable tax laws. The Compensation Committee believes that the Company's compensation programs provide the necessary incentives and flexibility to promote the Company's performance-based compensation philosophy while being consistent with Company objectives.

      The Compensation Committee's administration of the executive compensation program is in accordance with the principles outlined at the beginning of this report. Due to the Company's short-fall from plan during the past year, none of the Company's executives received incentive pay pursuant to the Company's Profit Sharing Plan. The Company's financial performance supports the compensation practices employed during the past year.

                             Respectfully submitted,
                             COMPENSATION COMMITTEE




                             JACK W. EVANS, SR.
                             J.M. HAGGAR, JR.
                             J. IRA HARRIS
                             ROGER T. STAUBACH

                            PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned by the principal shareholders of the Company.

                                        Beneficial Ownership
Name and Address                  Number of Shares(1)     Percent

Fidelity Management Research          11,494,200            14.9%
82 Devonshire Street
Boston, Massachusetts 02109


The Capital Group Companies, Inc.     11,448,250            14.8%
333 South Hope Street
Los Angeles, California 90071


(1) As of June 30, 1996. Based on information supplied via direct communication.



                       SECURITY OWNERSHIP OF MANAGEMENT
                           AND ELECTION OF DIRECTORS

      Eleven (11) directors are to be elected at the meeting. Each nominee will be elected to hold office until the next annual meeting of the shareholders or until his or her successor is elected and qualified. To be elected a director, each nominee must receive a plurality of all of the votes cast at the meeting for the election of directors. Should any nominee become unable or unwilling to accept nomination or election, the proxy holders may vote the proxies for the election, in his or her stead, of any other person the Board of Directors may recommend. All nominees have expressed their intention to serve the entire term for which election is sought. The following table sets forth certain information concerning security ownership of management and nominees for election as directors of the Company:

                              Number of Shares             Number Attributable to
                              of Common Stock               Options Exercisable
                           Beneficially Owned as             Within 60 Days of    Percent of
      Name              as of September 9, 1996 (1)(2)       September 9, 1996     Class


Norman E. Brinker              1,922,759(3)                       832,500          2.49%

Douglas H. Brooks                417,850                          406,228             *

F. Lane Cardwell, Jr.            207,897                          187,875             *

Gerard V. Centioli               300,462(4)                          -0-              *

Creed L. Ford, III               884,729                          852,519           1.15%

Ronald A. McDougall              608,772                          588,750             *

Debra L. Smithart                179,785                          145,716             *

Jack W. Evans, Sr.                83,592                           15,250             *

Rae F. Evans                      15,335(5)                        11,875             *

J.M. Haggar, Jr.                 117,520                           17,250             *

Frederick S. Humphries             1,150                            1,000             *

James E. Oesterreicher             1,500                            1,000             *

Roger T. Staubach                 17,500                            7,000             *

All executive officers
  and directors as a
  group (15 persons)           4,943,781                        3,243,871           6.40%


      * Less than one percent (1%)

      (1)  Beneficial ownership has been determined in accordance with the rules of the Securities and
Exchange  Commission.   Except as noted,  the listed individuals  have sole investment  power and sole voting power as to all shares of stock of which they are identified as being the beneficial owners.

      (2)  Includes shares  of Common Stock which may  be acquired by exercise of  exercisable options granted or vesting under the  Company's 1983 Incentive Stock Option Plan, the 1984 Non-Qualified Stock
Option  Plan, the 1992  Incentive Stock Option  Plan and the  1991 Stock Option  Plan for Non-Employee
Directors and Consultants, as applicable.

      (3)   Includes  20,250  shares of  Common  Stock  held of  record  by a  family  trust of  which
Mr. Brinker is trustee.

      (4)   Includes  2,000 shares  of Common  Stock held of  record by  a family  trust of  which Mr.
Centioli is trustee.

      (5)   Includes 1,875 shares of Common Stock held  of record by a family trust of which Ms. Evans is trustee.

      The Company has established a guideline that all senior officers of the Company own stock in the Company, believing that it is important to further encourage and support an ownership mentality among the senior officers that will continue to align their personal financial interests with the long-term interests of the Company's shareholders. Pursuant to the guideline, the minimum amount of Company Common Stock that a senior officer will be required to own will be determined by such officer's position within the Company as well as annual compensation. The Company has established a program with a third-party lender pursuant to which the senior officers will be able to obtain financing for purposes of attaining the minimum stock ownership levels referred to above. Any loans obtained by such senior officers to finance such stock acquisitions are facilitated by the Company pursuant to an agreement in which the senior officer pledges the underlying stock and future incentive payments which may be receivable from the Company as security for the loan.