Form 10-Q
period 1996-09-25
BRINKER INTERNATIONAL INC
filed 1996-11-07
CIK 703351

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 25, 1996

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

                                (972) 980-9917
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Number of shares of common stock of registrant outstanding at September 25, 1996: 77,289,234


                          BRINKER INTERNATIONAL, INC.

                                     INDEX


Part I   Financial Information

            Condensed Consolidated Balance Sheets -
              September 25, 1996 and June 26, 1996                    3 - 4

            Condensed Consolidated Statements of Income -
              Thirteen week periods ended September 25, 1996
              and September 27, 1995                                      5

            Condensed Consolidated Statements of Cash Flows -
              Thirteen week periods ended September 25, 1996
              and September 27, 1995                                      6

            Notes to Condensed Consolidated Financial Statements          7

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8 - 10


Part II  Other Information                                               11


                           BRINKER INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                                  (In thousands)
                                   (Unaudited)


                                                September 25,        June 26,
                                                    1996               1996


ASSETS
Current Assets:
  Cash and Cash Equivalents                       $ 19,865           $ 27,073
  Accounts Receivable, Net                          14,865             14,142
  Inventories                                       11,162             10,839
  Prepaid Expenses                                  25,340             24,648
  Deferred Income Taxes                             11,321             11,653

       Total Current Assets                         82,553             88,355

Property and Equipment, at Cost:
  Land                                             159,484            150,391
   Buildings and Leasehold Improvements            451,229            430,037
  Furniture and Equipment                          252,256            240,880
  Construction-in-Progress                          36,042             31,923
                                                   899,011            853,231
  Less Accumulated Depreciation
   and Amortization                                255,647            242,001

       Net Property and Equipment                  643,364            611,230

Other Assets:
  Marketable Securities                             72,261             70,012
  Goodwill                                          72,781             73,250
  Other                                             50,035             45,987

       Total Other Assets                          195,077            189,249

       Total Assets                               $920,994           $888,834

                                              (continued)

                                      BRINKER INTERNATIONAL, INC.
                                 Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                              (Unaudited)

                                                September 25,        June 26,
                                                    1996               1996


LIABILITIES AND SHAREHOLDERS  EQUITY

Current Liabilities:
 Short-term Debt                                  $ 25,000           $ 15,000
 Current Installments of Long-term Debt                348                348
 Accounts Payable                                   68,718             58,902
 Accrued Liabilities                                60,059             64,140

   Total Current Liabilities                       154,125            138,390

Long-term Debt, Less Current Installments          102,714            102,801
Deferred Income Taxes                               13,816             12,900
Other Liabilities                                   25,095             26,573
Commitments and Contingencies

Shareholders  Equity:
 Preferred Stock - 1,000,000 Authorized Shares;
   $1.00 Par Value; No Shares Issued                    -                  -
 Common Stock - 250,000,000 Authorized
   Shares; $.10 Par Value; 77,289,234
   and 77,255,783 Shares Issued and
   Outstanding at September 25, 1996 and
   June 26, 1996, Respectively                       7,729              7,726
 Additional Paid-In Capital                        267,001            266,561
 Unrealized Loss on Marketable Securities             (369)              (620)
 Retained Earnings                                 350,883            334,503

   Total Shareholders  Equity                      625,244            608,170

   Total Liabilities and Shareholders  Equity     $920,994           $888,834



                 See accompanying notes to condensed consolidated financial statements

                                      BRINKER INTERNATIONAL, INC.
                              Condensed Consolidated Statements of Income
                               (In thousands, except per share amounts)
                                              (Unaudited)

                                               Thirteen Week Periods Ended
                                           September 25,         September 27,
                                               1996                  1995


Revenues                                    $  308,665            $  289,460

Costs and Expenses:
  Cost of Sales                                 87,465                83,658
  Restaurant Expenses                          162,522               152,905
  Depreciation and Amortization                 17,734                16,072
  General and Administrative                    15,542                12,997
  Interest Expense                               1,536                   767
  Other, Net                                      (765)                 (906)

   Total Costs and Expenses                    284,034               265,493

Income Before Provision for Income Taxes        24,631                23,967

Provision for Income Taxes                       8,251                 8,388

   Net Income                               $   16,380            $   15,579

Primary and Fully Diluted
   Net Income Per Share                     $     0.21            $     0.21

Primary Weighted Average
   Shares Outstanding                           79,051                75,721

Fully Diluted Weighted Average
   Shares Outstanding                           79,505                75,721


                 See accompanying notes to condensed consolidated financial statements

                           BRINKER INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                    (Unaudited)


                                                  Thirteen Week Periods Ended
                                                September 25,     September 27,
                                                    1996              1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $ 16,380          $ 15,579
Adjustments to Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
    Depreciation and Amortization of
      Property and Equipment                        14,440            13,525
    Amortization of Goodwill and
      Other Assets                                   3,294             2,547
   Changes in Assets and Liabilities,
     Excluding Effects of Acquisitions:
      Decrease (Increase) in Accounts
        Receivable                                    (723)            9,120
      Increase in Inventories                         (323)             (480)
      Increase in Prepaid Expenses                    (692)           (1,941)
      Increase in Other Assets                      (6,873)           (6,560)
      Increase in Accounts Payable                   9,816             1,128
      Decrease in Accrued Liabilities               (4,081)           (1,080)
      Increase in Deferred Income Taxes              1,115             1,240
      Increase (Decrease) in Other Liabilities      (1,478)              499
      Other                                            438               (11)

      Net Cash Provided by Operating Activities     31,313            33,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment                (46,574)          (47,307)
Purchases of Marketable Securities                 (12,901)           (5,533)
Proceeds from Sales of Marketable Securities        10,598             7,661
Other                                                   -                375

      Net Cash Used in Investing Activities        (48,877)          (44,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term debt                       10,000                -
Payments of Long-term debt                             (87)           (1,298)
Proceeds from Issuances of Common Stock                443               920
      Net Cash Provided (Used) by
        Financing Activities                        10,356              (378)

Net Decrease in Cash and Cash Equivalents          (7,208)           (11,616)
Cash and Cash Equivalents at Beginning
  of Period                                         27,073            44,911
Cash and Cash Equivalents at End
  of Period                                       $ 19,865          $ 33,295

CASH PAID (RECEIVED) DURING THE PERIOD:
Income Taxes                                      $  1,073          $ (5,648)
Interest, Net of Amounts Capitalized              $   (349)         $ (1,207)

NON-CASH TRANSACTIONS DURING THE PERIOD:
Common Stock Issued in Connection
  with Acquisitions                               $     -           $ 66,362

                 See accompanying notes to condensed consolidated financial statements

                          BRINKER INTERNATIONAL, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of September 25, 1996 and June 26, 1996 and for the thirteen week periods ended September 25, 1996 and September 27, 1995 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises over 600 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery ("Corner Bakery"), and Eatzi s Market & Bakery ( Eatzi s ).

   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 26, 1996 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

   Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

3. Subsequent Event

   On October 1, 1996, the Company acquired 13 Chili s restaurants from a franchisee for a cash purchase price of approximately $16.2 million. The acquisition will be accounted for as a purchase.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                             Thirteen Week Periods Ended
                                          September 25,         September 27,
                                             1996                  1995


Revenues                                     100.0%                100.0%

Costs and Expenses:
  Cost of Sales                               28.3%                 28.9%
  Restaurant Expenses                         52.7%                 52.8%
  Depreciation and Amortization                5.8%                  5.6%
  General and Administrative                   5.0%                  4.5%
  Interest Expense                             0.5%                  0.2%
  Other, Net                                  (0.3%)                (0.3%)

   Total Costs and Expenses                   92.0%                 91.7%

Income Before Provision
  for Income Taxes                             8.0%                  8.3%

Provision for Income Taxes                     2.7%                  2.9%

Net Income                                     5.3%                  5.4%


The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                 First Quarter Openings     Total Open at End of First Quarter
                  Fiscal        Fiscal            Fiscal           Fiscal
                   1997         1996               1997             1996


Chili's:
  Company-owned      10           14                362              330
  Franchised          6            8                143              116
     Total           16           22                505              446

Macaroni Grill:
  Company-owned       6            4                 75               54
  Franchised         --           --                  2                1
     Total            6            4                 77               55

On The Border:
  Company-owned       2            2                 25               17
  Franchised          1           --                  3                4
     Total            3            2                 28               21

Cozymel's            --            1                 13                4

Maggiano's            1           --                  4                3

Corner Bakery         2           --                 10                5

Eatzi's:
  Joint venture      --           --                  1               --

Concepts sold        --            9                 --               69

     Grand total     28           38                638              603


REVENUES

Revenues for the first quarter of fiscal 1997 increased to $308.7 million, 6.6% over the $289.5 million generated for the same quarter of fiscal 1996. The increase is primarily attributable to a net increase of 12 Company-operated restaurants since September 27, 1995. The Company increased its capacity (as measured in store weeks) by 3.8% in the first quarter of fiscal 1997, as compared to the same quarter in fiscal 1996. Average weekly sales at company-owned stores increased 2.6% in the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996, including an increase of 0.4% at Chili's and a decline of 7.4% at Macaroni Grill.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased from 28.9% in fiscal 1996 to 28.3% in fiscal 1997. Favorable commodity prices for seafood and menu price increases were somewhat offset by unfavorable commodity prices for dairy, meat, and poultry.

Restaurant expenses decreased slightly from 52.8% in fiscal 1996 to 52.7% in fiscal 1997 primarily due to a decrease in restaurant labor. Restaurant labor decreased due to improvements in utilizing wait-staff while maintaining customer service.

Depreciation and amortization increased to 5.8% in fiscal 1997 from 5.6% in fiscal 1996. Depreciation and amortization increases related to fiscal 1996 acquisitions, new unit construction costs, and ongoing remodel costs were partially offset by a declining depreciable asset base for older units.

General and administrative expenses increased in the first quarter of fiscal 1997 compared to fiscal 1996 due to the accrual of profit sharing in fiscal 1997. A profit sharing accrual was not recorded in fiscal 1996.

Interest expense increased due to incremental borrowings on the Company s credit facilities combined with a decline in the construction-in-progress balances subject to interest capitalization.

Other, net, was flat compared to the first quarter of fiscal 1996.

INCOME TAXES

The Company's effective income tax rate was 33.5% for the first quarter of fiscal 1997 compared to 35.0% for the same period of fiscal 1996. The fiscal 1997 effective income tax rate has decreased as a result of the Congressional enactment of the work opportunity tax credit and an increase in the Federal FICA tax credits for tipped wages.

NET INCOME AND NET INCOME PER SHARE

Net income, as a percent of revenues, declined 0.1% compared to the first quarter of fiscal 1996. The decrease in net income in light of the increase in revenues and decrease in cost of sales was due to the increases in depreciation and amortization, general and administrative expenses, and interest expense mentioned above. Primary net income per share was $0.21 for both the first quarters of fiscal 1997 and 1996. Primary weighted average shares outstanding for the first quarter increased 4.4% compared to the prior year period. The increase in weighted average shares outstanding arose primarily from common stock issued in connection with acquisitions during fiscal 1996.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $50.0 million at June 26, 1996 to $71.6 million at September 25, 1996, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities decreased to $31.3 million for the first quarter of fiscal 1997 from $33.6 million during the same period in fiscal 1996 due to timing of operational receipts and payments.

Long-term debt outstanding at September 25, 1996 consisted of $100 million of unsecured senior notes and obligations under capital leases. At September 25, 1996, the Company had $212.2 million in available funds from credit facilities.

Capital expenditures were $46.6 million for the first quarter of fiscal 1997 as compared to $47.3 million in the first quarter of fiscal 1996. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The Company estimates that its capital expenditures during the second quarter will approximate $55 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, proceeds from the sales of restaurants closed in conjunction with the strategic plan approved in fiscal 1996, and drawdowns on the Company's available lines of credit.

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


                           BRINKER INTERNATIONAL, INC.



Date:  November 6, 1996     By: /Ronald A. McDougall
                               Ronald A. McDougall, President and
                               Chief Executive Officer
                               (Duly Authorized Signatory)



Date:  November 6, 1996     By: /Debra L. Smithart
                               Debra Smithart, Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)