Form 10-Q
period 1996-12-25
BRINKER INTERNATIONAL INC
filed 1997-02-10
CIK 703351

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 25, 1996

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

Yes   X   No
    -----    -----

Number of shares of common stock of registrant outstanding at December 25, 1996:
77,631,991

                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I   Financial Information

           Condensed Consolidated Balance Sheets -
             December 25, 1996 and June 26, 1996                      3 - 4

           Condensed Consolidated Statements of Operations -
             Thirteen Weeks and Twenty-Six Weeks ended
             December 25, 1996 and December 27, 1995                      5

           Condensed Consolidated Statements of Cash Flows -
             Twenty-Six Weeks ended December 25, 1996
             and December 27, 1995                                        6

           Notes to Condensed Consolidated Financial Statements           7

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations           8 - 11


Part II  Other Information                                               12

                           BRINKER INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)



                                            December 25,        June 26,
                                                1996              1996
ASSETS                                      ------------        --------
------

Current Assets:
  Cash and Cash Equivalents                  $ 19,620           $ 27,073
  Accounts Receivable, Net                     19,521             14,142
  Inventories                                  11,603             10,839
  Prepaid Expenses                             27,536             24,648
  Deferred Income Taxes                        11,088             11,653
                                             --------           --------

       Total Current Assets                    89,368             88,355
                                             --------           --------

Property and Equipment, at Cost:
  Land                                        162,351            150,391
  Buildings and Leasehold Improvements        481,421            430,037
  Furniture and Equipment                     266,413            240,880
  Construction-in-Progress                     55,367             31,923
                                             --------           --------

                                              965,552            853,231
  Less Accumulated Depreciation
       and Amortization                       268,684            242,001
                                             --------           --------

       Net Property and Equipment             696,868            611,230
                                             --------           --------

Other Assets:
  Marketable Securities                        64,349             70,012
  Goodwill                                     79,559             73,250
  Other                                        50,295             45,987
                                             --------           --------

       Total Other Assets                     194,203            189,249
                                             --------           --------

       Total Assets                          $980,439           $888,834
                                             --------           --------
                                             --------           --------

                                                     (continued)

                           BRINKER INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                  December 25,        June 26,
                                                     1996               1996
                                                  ------------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term Debt                                   $ 67,000          $ 15,000
  Current Installments of Long-term Debt                 329               348
  Accounts Payable                                    68,507            58,902
  Accrued Liabilities                                 67,619            64,140
                                                    --------          --------

     Total Current Liabilities                       203,455           138,390
                                                    --------          --------

Long-term Debt, Less Current Installments            102,646           102,801
Deferred Income Taxes                                 14,569            12,900
Other Liabilities                                     20,508            26,573
Commitments and Contingencies

Shareholders' Equity:
  Preferred Stock - 1,000,000 Authorized Shares;
    $1.00 Par Value; No Shares Issued                     -                 -
  Common Stock - 250,000,000 Authorized
    Shares; $.10 Par Value; 77,631,991
    and 77,255,783 Shares Issued and
    Outstanding at December 25, 1996 and
    June 26, 1996, Respectively                        7,763             7,726
  Additional Paid-In Capital                         268,953           266,561
  Unrealized Gain (Loss) on Marketable Securities         17              (620)
  Retained Earnings                                  362,528           334,503
                                                    --------          --------

     Total Shareholders' Equity                      639,261           608,170
                                                    --------          --------

     Total Liabilities and Shareholders' Equity     $980,439          $888,834
                                                    --------          --------
                                                    --------          --------


See accompanying notes to condensed consolidated financial statements

                           BRINKER INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                       13 Weeks Ended                          26 Weeks Ended
                              Dec. 25, 1996      Dec. 27, 1995        Dec. 25, 1996      Dec. 27, 1995
                              -------------      -------------        -------------      -------------

Revenues                       $  310,925          $  289,656           $  619,590         $  579,116
                               ----------          ----------           ----------         ----------

Costs and Expenses:
  Cost of Sales                    88,898              83,675              176,363            167,333
  Restaurant Expenses             169,906             156,109              332,428            309,014
  Depreciation and
    Amortization                   18,716              16,201               36,450             32,273
  General and
    Administrative                 15,975              13,578               31,517             26,575
  Interest Expense                  1,669                 892                3,205              1,659
  Gain on Sales of
    Concepts                            -              (9,262)                   -             (9,262)
  Restructuring Charge                  -              50,000                    -             50,000
  Other, Net                       (1,750)               (687)              (2,515)            (1,593)
                               ----------          ----------           ----------          ---------

    Total Costs and
    Expenses                      293,414             310,506              577,448            575,999
                               ----------          ----------           ----------         ----------

Income (Loss) Before
  Provision (Benefit)
  for Income Taxes                 17,511             (20,850)              42,142              3,117

Provision (Benefit) for
  Income Taxes                      5,866              (7,297)              14,117              1,091
                               ----------            ----------           ----------       ----------

  Net Income (Loss)            $   11,645          $  (13,553)          $   28,025         $    2,026
                               ----------          ----------           ----------         ----------
                               ----------          ----------           ----------         ----------

Primary and Fully Diluted
  Net Income (Loss)
  Per Share                    $     0.15          $    (0.18)          $     0.35         $     0.03
                               ----------          ----------           ----------         ----------
                               ----------          ----------           ----------         ----------


Primary Weighted Average
  Shares Outstanding               79,636              76,626               79,343             76,932
                               ----------          ----------           ----------         ----------
                               ----------          ----------           ----------         ----------

Fully Diluted Weighted
  Average Shares
  Outstanding                      79,636              76,626               79,396           76,987
                               ----------          ----------           ----------       ----------
                               ----------          ----------           ----------       ----------

See accompanying notes to condensed consolidated financial statements

                           BRINKER INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Twenty-Six Weeks Ended
                                                    December 25,   December 27,
                                                       1996           1995
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  28,025      $  2,026
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Depreciation and Amortization of
      Property and Equipment                            29,801        27,417
    Amortization of Goodwill and Other Assets            6,649         4,856
    Gain on Sales of Concepts                                -        (9,262)
    Restructuring Charge                                     -        50,000
    Changes in Assets and Liabilities,
      Excluding Effects of Acquisitions
        and Dispositions:
        (Increase) Decrease in Accounts
          Receivable                                    (5,576)        4,432
        Increase in Inventories                           (516)       (1,325)
        Increase in Prepaid Expenses                    (2,804)       (2,988)
        Increase in Other Assets                       (10,185)       (8,000)
        Increase (Decrease) in Accounts Payable          9,605       (10,462)
        Increase (Decrease) in Accrued
          Liabilities                                    2,798        (7,559)
        Increase in Deferred Income Taxes                1,907            48
        Decrease in Other Liabilities                   (6,242)         (281)
    Other                                                 (181)          597
                                                     ---------     ---------
      Net Cash Provided by Operating Activities         53,281        49,499
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment                   (104,863)     (100,339)
Payments for Purchase of Restaurants                   (15,863)            -
Purchases of Marketable Securities                     (18,489)      (13,923)
Proceeds from Sales of Marketable Securities            24,226        15,479
Proceeds from Sales of Concepts                              -        73,115
Other                                                        -           375
                                                     ---------     ---------
      Net Cash Used in Investing Activities           (114,989)      (25,293)
                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt                           52,000             -
Payments of Long-term Debt                                (174)       (1,502)
Proceeds from Issuances of Common Stock                  2,429         1,095
                                                     ---------     ---------
      Net Cash Provided (Used) by
        Financing Activities                            54,255          (407)
                                                     ---------     ---------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                         (7,453)       23,799
Cash and Cash Equivalents at Beginning
  of Period                                             27,073        44,911
                                                     ---------     ---------
Cash and Cash Equivalents at End
  of Period                                          $  19,620     $  68,710
                                                     ---------     ---------
                                                     ---------     ---------
CASH PAID DURING THE PERIOD:
Income Taxes                                         $  14,055     $  15,003
Interest, Net of Amounts Capitalized                 $   3,035     $   1,594

NON-CASH TRANSACTIONS DURING THE PERIOD:
Common Stock Issued in Connection
  with Acquisitions                                  $       -     $  66,362
Notes Received in Connection with Sales
    of Concepts                                      $       -     $   9,800

See accompanying notes to condensed consolidated financial statements

                           BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of December 25, 1996 and June 26, 1996 and for the thirteen weeks and twenty-six weeks ended December 25, 1996 and December 27, 1995 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises over 650 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery ("Corner Bakery"), and Eatzi's Market & Bakery ("Eatzi's").

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

3.   SUBSEQUENT EVENT

     On January 23, 1997, the Board of Directors approved a plan to repurchase up to $150 million of the Company's common stock. Repurchases will be made from time to time in open market transactions. All repurchases will be made in accordance with applicable securities regulations, and the timing of the repurchases will be dependent upon market conditions, share price, and other factors. The repurchased common stock may be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of operations.

                                                    13 Weeks Ended                    26 Weeks Ended
                                             Dec. 25, 1996   Dec. 27, 1995     Dec. 25, 1996   Dec. 27, 1995
                                             -------------   -------------     -------------   -------------
Revenues                                         100.0 %        100.0 %           100.0 %         100.0 %
                                                 -----          -----             -----           -----
Costs and Expenses:
  Cost of Sales                                   28.6 %         28.9 %            28.4 %          28.9 %
  Restaurant Expenses                             54.7 %         53.9 %            53.7 %          53.4 %
  Depreciation and Amortization                    6.0 %          5.6 %             5.9 %           5.6 %
  General and Administrative                       5.1 %          4.7 %             5.1 %           4.6 %
  Interest Expense                                 0.5 %          0.3 %             0.5 %           0.3 %
  Gain on Sales of Concepts                          - %         (3.2)%               - %          (1.6)%
  Restructuring Charge                               - %         17.2 %               - %           8.6 %
  Other, Net                                      (0.5)%         (0.2)%            (0.4)%          (0.3)%
                                                 -----          -----             -----           -----
    Total Costs and Expenses                      94.4 %        107.2 %            93.2 %          99.5 %
                                                 -----          -----             -----           -----
Income (Loss) Before Provision
  (Benefit) for Income Taxes                       5.6 %         (7.2)%             6.8 %           0.5 %

Provision (Benefit) for Income
  Taxes                                            1.9 %         (2.5)%             2.3 %           0.2 %
                                                 -----          -----             -----           -----
Net Income (Loss)                                  3.7 %         (4.7)%             4.5 %           0.3 %
                                                 -----          -----             -----           -----
                                                 -----          -----             -----           -----

The following table details the number of restaurant openings during the second quarter and year-to-date, as well as total restaurants open at the end of the second quarter.

                                                                           Total Open at End
                        2nd Quarter Openings     Year-to-Date Openings     of Second Quarter
                        --------------------     ---------------------     -----------------
                          Fiscal    Fiscal         Fiscal     Fiscal       Fiscal     Fiscal
                           1997      1996           1997       1996         1997       1996
                          ------    ------         ------     ------       ------     ------
Chili's:
  Company-owned              9        11             19         25          383         339
  Franchised                 6         7             12         15          135         123
                           ---       ---            ---        ---          ---         ---
     Total                  15        18             31         40          518         462

Macaroni Grill:
  Company-owned              7         7             13         11           82          61
  Franchised                --         1             --          1            2           2
                           ---       ---            ---        ---          ---         ---
     Total                   7         8             13         12           84          63

On The Border:
  Company-owned              1         2              3          4           26          19
  Franchised                 1        --              2         --            4           4
                           ---       ---            ---        ---          ---         ---
     Total                   2         2              5          4           30          23

Cozymel's                    1         2              1          3           12           6

Maggiano's                  --        --              1         --            4           3

Corner Bakery                1         1              3          2           11           6

Eatzi's                     --        --             --         --            1          --

Concepts sold               --         3             --         12           --           8
                           ---       ---            ---        ---          ---         ---

     Grand total            26        34             54         73          660         571
                           ---       ---            ---        ---          ---         ---
                           ---       ---            ---        ---          ---         ---

REVENUES

Revenues for the second quarter of fiscal 1997 increased to $310.9 million, 7.3% over the $289.7 million generated for the same quarter of fiscal 1996. Revenues for the twenty-six weeks ended December 25, 1996 rose 7.0% to $619.6 million from the $579.1 million generated for the same period of fiscal 1996. The increase is primarily attributable to the 76 Company-operated restaurants opened or acquired since December 27, 1995. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 1997 by 7.1% and 5.5%, respectively, compared to the respective prior year periods. Average weekly sales increased 0.2% and 1.3% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1996.

COSTS AND EXPENSES (AS A PERCENT OF REVENUES)

Cost of sales decreased for the second quarter and year-to-date of fiscal 1997 as compared to the respective periods for fiscal 1996. Favorable commodity prices for seafood and other food items (e.g., shortening, rice, and ketchup) as well as menu price increases contributed to the decrease. Cost of sales continued to increase in the second quarter as compared to the first quarter of fiscal 1997 due to unfavorable commodity prices for dairy, poultry, produce, and meat.

Restaurant expenses increased on both a comparative second quarter and year-to-date basis, primarily as a result of increases in management and hourly labor. The increase in management labor is due to increases in base pay to remain competitive in the industry. At the restaurant level, hourly labor costs are up due to increases in the minimum wage as well as wage rate increases for non-minimum wage employees in order to meet industry competition and retain quality employees. In addition, hourly labor costs increased as a result of training costs associated with the second quarter roll-out of new products and new inventory management programs. Partially offsetting the labor increases were reduced insurance costs resulting from an aggressive safety program and claims management strategies put in place by the Company over the last 18 to 24 months.

Depreciation and amortization increased for both the second quarter and year-to-date of fiscal 1997. Depreciation and amortization increases related to fiscal 1996 acquisitions, new unit construction costs, and ongoing remodel costs were partially offset by a declining depreciable asset base for older units.

General and administrative expenses increased in the second quarter and year-to-date of fiscal 1997 compared to the respective fiscal 1996 periods. Incremental costs in the second quarter and year-to-date are primarily attributable to additional staff and support as the Company continues the expansion of its restaurant concepts. Additionally, year-to-date expenses increased due to the accrual of profit sharing.

Interest expense increased in the second quarter and year-to-date of fiscal 1997 compared to the respective fiscal 1996 periods due to incremental borrowings on the Company's credit facilities combined with a decline in the construction-in-progress balances subject to interest capitalization.

Other, net, increased slightly for both the second quarter and year-to-date of fiscal 1997 primarily due to gains on sales of land in the second quarter.

INCOME TAXES

The Company's effective income tax rate was 33.5% for the second quarter and year-to-date of fiscal 1997 compared to 35.0% for the same periods of fiscal 1996. The fiscal 1997 effective income tax rate has decreased as a result of the Congressional enactment of the work opportunity tax credit and an increase in the Federal FICA tax credits for tipped wages.

NET INCOME AND NET INCOME PER SHARE

Operating results before restructuring related items (gain on sales of concepts and restructuring charge in fiscal 1996) for the second quarter and year-to-date are summarized as follows (in millions, except per share amounts):

                                        13 Weeks Ended          26 Weeks Ended
                                      -------------------    -------------------
                                      Dec. 25,   Dec. 27,    Dec. 25,   Dec. 27,
                                        1996       1995        1996       1995
                                      -------    -------     -------    -------
Income Before Restructuring
  Related Items and Income Taxes       $ 17.5     $ 19.9      $ 42.1     $ 43.8

Income Taxes Before Restructuring
  Related Items                           5.9        7.0        14.1       15.3
                                       ------     ------      ------     ------

Net Income Before Restructuring
  Related Items                        $ 11.6     $ 12.9      $ 28.0     $ 28.5
                                       ------     ------      ------     ------
                                       ------     ------      ------     ------

Net Income Per Share Before
  Restructuring Related Items          $ 0.15     $ 0.17      $ 0.35     $ 0.37
                                       ------     ------      ------     ------
                                       ------     ------      ------     ------

Net income before restructuring related items for the second quarter and year-to-date declined 9.9% and 1.7%, respectively, compared to fiscal 1996. Primary net income per share before restructuring related items for the second quarter and year-to-date declined 11.8% and 5.4%, respectively. The decrease in net income before restructuring related items in light of the increase in revenues was due to the increases in costs and expenses mentioned above.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $50.0 million at June 26, 1996 to $114.1 million at December 25, 1996, due primarily to the Company's capital expenditures as discussed below. Net cash provided by operating activities increased to $53.3 million for the first half of fiscal 1997 from $49.5 million during the same period in fiscal 1996 due to timing of operational receipts and payments.

Long-term debt outstanding at December 25, 1996 consisted of $100 million of unsecured senior notes and obligations under capital leases. At December 25, 1996, the Company had $209.9 million in available funds from credit facilities.

Capital expenditures were $104.9 million for the first half of fiscal 1997 as compared to $100.3 million in the first half of fiscal 1996. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The Company estimates that its capital expenditures during the third quarter will approximate $68 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, build-to-suit lease agreements with landlords, proceeds from the sales of restaurants closed in conjunction with the strategic plan approved in fiscal 1996, and drawdowns on the Company's available lines of credit.

On January 23, 1997, the Board of Directors approved a plan to repurchase up to $150 million of the Company's common stock. Repurchases will be made from time to time in open market transactions. All repurchases will be made in accordance with applicable securities regulations, and the timing of the repurchases will be dependent upon market conditions, share price, and other factors. The repurchased common stock may be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes. The Company intends to finance the repurchase program through the combination of cash provided by operations, the liquidation of its marketable securities portfolio, and the disposition of a portion of its real estate portfolio pursuant to sale-leaseback transactions.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

SUBSEQUENT EVENT

Subsequent to December 25, 1996, the Company announced that it is implementing a realignment of its management structure to more directly support its various restaurant concepts. This realignment will include upgrading certain strategic functions and decentralizing certain functions that are more efficiently done at the concept level. In conjunction with the realignment certain positions were eliminated at the corporate offices.

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

                      PART II.  OTHER INFORMATION



Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 24, 1996 for the Annual Meeting of Shareholders held on November 7, 1996, as filed with the Securities and Exchange Commission on September 24, 1996, is incorporated herein by reference.

(a) The Annual Meeting of Shareholders of the Company was held on November 7, 1996.

(b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified.

     Number of Affirmative Votes Cast   Number of Withhold Authority Votes Cast

               52,476,106                                    13,128,435
               ----------                                    ----------

(c) The following matters were also voted upon at the meeting and approved by the shareholders:

     (i) approval of an amendment to the Company's 1992 Incentive Stock Option Plan

     Number of Affirmative Votes Cast              Number of Negative Votes Cast

               48,393,822                                    16,842,647
               ----------                                    ----------

                         Number of Abstain Votes Cast

                                     153,187
                                     -------

     (ii) approval of an amendment to the Company's 1991 Stock Option Plan for Non-Employee Directors and Consultants

     Number of Affirmative Votes Cast              Number of Negative Votes Cast

               52,868,212                                    12,345,795
               ----------                                    ----------

                         Number of Abstain Votes Cast

                                    175,649
                                    -------

Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRINKER INTERNATIONAL, INC.


Date:  February 7, 1996      By: /s/ Ronald A. McDougall
                                --------------------------------------------
                                Ronald A. McDougall, President and
                                Chief Executive Officer
                                (Duly Authorized Signatory)



Date:  February 7, 1996      By: /s/ Debra Smithart
                                --------------------------------------------
                                Debra Smithart, Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)