Form 10-Q
period 1997-03-26
BRINKER INTERNATIONAL INC
filed 1997-05-12
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 26, 1997

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

Yes   X   No

Number of shares of common stock of registrant outstanding at March 26, 1997: 67,470,737




                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I Financial Information

          Condensed Consolidated Balance Sheets -
           March 26, 1997 and June 26, 1996               3 - 4

          Condensed Consolidated Statements of Operations -
           Thirteen Weeks and Thirty-Nine Weeks ended
           March 26, 1997 and March 27, 1996                  5

          Condensed Consolidated Statements of Cash Flows -
           Thirty-Nine Weeks ended March 26, 1997
           and March 27, 1996                                 6

          Notes to Condensed Consolidated Financial Statements 7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations 8 - 11


Part II Other Information                                     12

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)
                             (Unaudited)


                                         March 26,       June 26,
                                           1997            1996
ASSETS

Current Assets:
 Cash and Cash Equivalents               $  11,168       $ 27,073
 Marketable Securities                      46,412              -
 Accounts Receivable                        18,940         14,142
 Inventories                                12,037         10,839
 Prepaid Expenses                           28,352         24,648
 Deferred Income Taxes                      10,818         11,653

     Total Current Assets                  127,727         88,355

Property and Equipment, at Cost:
 Land                                      168,551        150,391
 Buildings and Leasehold Improvements      511,147        430,037
 Furniture and Equipment                   283,120        240,880
 Construction-in-Progress                   49,770         31,923

                                         1,012,588        853,231
 Less Accumulated Depreciation
  and Amortization                         283,616        242,001

     Net Property and Equipment            728,972        611,230

Other Assets:
 Marketable Securities                           -         70,012
 Goodwill                                   79,003         73,250
 Other                                      56,158         45,987

     Total Other Assets                    135,161        189,249

     Total Assets                        $ 991,860       $888,834

                                                (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)
                            (Unaudited)


                                         March 26,       June 26,
                                           1997            1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Short-term Debt                         $182,400        $ 15,000
 Current Installments of Long-term Debt       321             348
 Accounts Payable                          69,393          58,902
 Accrued Liabilities                       69,731          64,140

  Total Current Liabilities               321,845         138,390

Long-term Debt, Less Current Installments 102,567         102,801
Deferred Income Taxes                      15,396          12,900
Other Liabilities                          21,356          26,573

Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized Shares;
  $1.00 Par Value; No Shares Issued            -               -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 77,684,237
  Shares Issued and 67,470,737 Shares
  Outstanding at March 26, 1997, and
  77,255,783 Shares Issued and Outstanding
  at June 26, 1996                          7,768           7,726
 Additional Paid-In Capital               269,444         266,561
 Unrealized Gain (Loss) on Marketable
       Securities                             392            (620)
 Retained Earnings                        375,859         334,503

                                          653,463         608,170
 Less: Treasury Stock, at cost
    (10,213,500 shares)                  (122,767)              -
  Total Shareholders' Equity              530,696         608,170

  Total Liabilities and Shareholders'
         Equity                          $991,860        $888,834


See accompanying notes to condensed consolidated financial statements

                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Operations
                (In thousands, except per share amounts)
                            (Unaudited)


                            13 Weeks Ended         39 Weeks Ended
                     Mar. 26, 1997 Mar. 27, 1996 Mar. 26, 1997 Mar. 27, 1996
Revenues              $  345,510   $  284,206  $  965,099   $  863,322

Costs and Expenses:
 Cost of Sales            96,450       79,521     272,812      246,854
 Restaurant Expenses     189,596      154,075     522,023      463,089
 Depreciation and
  Amortization            20,608       15,734      57,059       48,007
 General and
  Administrative          17,381       13,623      48,899       40,198
 Interest Expense          2,289        1,356       5,494        3,015
 Gain on Sales of
  Concepts                    -            -           -        (9,262)
 Restructuring Charge         -            -           -        50,000
 Other, Net                 (862)      (1,116)     (3,377)      (2,709)

  Total Costs and
  Expenses                325,462      263,193     902,910      839,192

Income Before
 Provision
 for Income Taxes          20,048       21,013      62,189       24,130

Provision for
 Income Taxes               6,716        7,144      20,833        8,235

 Net Income            $   13,332   $   13,869  $   41,356   $   15,895

Primary Net Income
 Per Share             $     0.18   $     0.18  $     0.53   $     0.21

Fully Diluted Net Income
 Per Share             $     0.18   $     0.18  $     0.53   $     0.20

Primary Weighted Average
 Shares Outstanding        75,704       78,389      78,163       77,421

Fully Diluted Weighted
 Average Shares
 Outstanding               75,704       78,816      78,315       77,822


See accompanying notes to condensed consolidated financial statements

                         BRINKER INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                           Thirty-Nine Weeks Ended
                                        March 26, 1997  March 27, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $  41,356      $ 15,895
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities:
   Depreciation and Amortization of
    Property and Equipment                  46,842        40,458
  Amortization of Goodwill and Other
     Assets                                 10,217         7,549
   Gain on Sales of Concepts                     -        (9,262)
   Restructuring Charge                          -        50,000
   Changes in Assets and Liabilities,
     Excluding Effects of Acquisitions
      and Dispositions:
      (Increase) Decrease in Accounts
       Receivable                           (4,995)        2,039
      Increase in Inventories                 (950)         (900)
      Increase in Prepaid Expenses          (3,620)       (3,491)
      Increase in Other Assets             (16,163)      (10,748)
      Increase (Decrease) in Accounts
         Payable                            10,491       (16,847)
      Increase (Decrease) in Accrued
       Liabilities                           4,910        (2,173)
      Increase in Deferred Income Taxes      2,814         1,011
      Decrease in Other Liabilities         (5,394)         (408)
   Other                                       481         1,604

  Net Cash Provided by Operating Activities  85,989       74,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment       (153,536)     (150,127)
Payments for Purchase of Restaurants       (15,863)           -
Purchases of Marketable Securities         (38,795)      (48,772)
Proceeds from Sales of Marketable
     Securities                             59,003        17,327
Proceeds from Sales of Concepts                  -        73,115
Other                                            -           375

   Net Cash Used in Investing Activities  (149,191)     (108,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Short-term Debt              167,373        15,000
Payments of Long-term Debt                    (234)       (1,494)
Proceeds from Issuances of Common Stock      2,925         2,930
Purchases of Treasury Stock               (122,767)           -
     Net Cash Provided by
      Financing Activities                  47,297        16,436

Net Decrease in Cash and Cash
  Equivalents                              (15,905)      (16,919)
Cash and Cash Equivalents at Beginning
 of Period                                  27,073        44,911
Cash and Cash Equivalents at End
 of Period                               $  11,168      $ 27,992

CASH PAID DURING THE PERIOD:
Income Taxes                             $  22,359      $ 16,423
Interest, Net of Amounts Capitalized     $   3,035      $    873

NON-CASH TRANSACTIONS DURING THE PERIOD:
Common Stock Issued in Connection
 with Acquisitions                       $       -      $ 66,362
Notes Received in Connection with Sales
  of Concepts                            $       -      $  9,800

See accompanying notes to condensed consolidated financial statements

                     BRINKER INTERNATIONAL, INC.
           Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.Basis of Presentation

  The condensed consolidated financial statements of Brinker International, Inc. ("Company") as of March 26, 1997 and June 26, 1996 and for the thirteen weeks and thirty-nine weeks ended March 26, 1997 and March 27, 1996 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises over 690 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery ("Corner Bakery"), and Eatzi's Market & Bakery ("Eatzi's").

  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's June 26, 1996 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

  Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.Net Income Per Share

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

3.Debt

  On January 23, 1997, the Board of Directors approved a plan to repurchase up to $150 million of the Company's common stock. During the quarter, the Company repurchased $122.8 million of the $150 million in accordance with applicable securities regulations. The repurchased common stock will be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes. The Company has financed the repurchase program through a combination of cash provided by operations, partial liquidation of its marketable securities portfolio, and drawdowns on its available credit facilities. As a result of the repurchase program and projected capital expenditures in the fourth quarter and fiscal 1998, the Company has classified its available-for-sale marketable securities portfolio as a current asset.


  On March 27, 1997, the Company increased a short-term credit facility to $75 million. On April 1, 1997, the Company modified and amended its revolving line of credit. The facility was increased to $260 million in total commitments, and its maturity was extended until April, 2002. No other significant changes or modifications were made to the terms or covenants. The Company now has credit facilities totaling $375 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of operations.

                                 13 Weeks Ended           39 Weeks Ended
                      Mar. 26, 1997 Mar. 27, 1996 Mar. 26, 1997 Mar. 27, 1996
Revenues                      100.0%      100.0%       100.0%      100.0%

Costs and Expenses:
 Cost of Sales                 27.9%       28.0%        28.3%       28.6%
 Restaurant Expenses           54.9%       54.2%        54.1%       53.6%
 Depreciation and
   Amortization                 6.0%         5.5%        5.9%        5.6%
 General and Administrative     5.0%        4.8%         5.1%        4.7%
 Interest Expense               0.7%        0.5%         0.6%        0.3%
 Gain on Sales of Concepts        -%          -%           -%       (1.1)%
 Restructuring Charge             -%          -%           -%        5.8%
 Other, Net                    (0.3)%      (0.4)%       (0.4)%      (0.3)%

  Total Costs and Expenses     94.2%       92.6%        93.6%       97.2%

Income Before Provision
 for Income Taxes               5.8%        7.4%         6.4%        2.8%

Provision for Income Taxes      1.9%        2.5%         2.2%        1.0%

Net Income                      3.9%        4.9%         4.3%        1.8%

The following table details the number of restaurant openings during the third quarter and year-to-date, as well as total restaurants open at the end of the third quarter.

                                                            Total Open at End
               3rd Quarter Openings Year-to-Date Openings   of Third Quarter
               Fiscal     Fiscal    Fiscal      Fiscal      Fiscal    Fiscal
               1997       1996      1997         1996       1997      1996

Chili's:
  Company-owned   6          8        25           33        389       347
  Franchised      7          4        19           19        141       127
     Total       13         12        44           52        530       474

Macaroni Grill:
  Company-owned  10          2        23           13         92        63
  Franchised     --         --        --            1          2         2
     Total       10          2        23           14         94        65

On The Border:
  Company-owned   6          2         9            6         31        20
  Franchised      1         --         3           --          5         4
     Total        7          2        12            6         36        24

Cozymel's        --          5         1            8         12        11

Maggiano's        1         --         2           --          5         3

Corner Bakery     2          1         5            3         13         7

Eatzi's          --          1        --            1          1         1

Concepts sold    --         --        --           12         --         1

  Grand total    33         23        87           96         691      586


REVENUES

Revenues for the third quarter of fiscal 1997 increased to $345.5 million, 21.6% over the $284.2 million generated for the same quarter of fiscal 1996. Revenues for the thirty-nine weeks ended March 26, 1997 rose 11.8% to $965.1 million from the $863.3 million generated for the same period of fiscal 1996. The increase is primarily attributable to the 90 Company-operated restaurants opened or acquired since March 27, 1996. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 1997 by 19.3% and 10.3%, respectively, compared to the respective prior year periods. Average weekly sales increased 2.0% and 1.3% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1996.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the third quarter and year-to-date of fiscal 1997 as compared to the respective periods for fiscal 1996. The decrease was due to favorable commodity prices for seafood and other food items, as well as menu price increases partially offset by unfavorable commodity prices for meat, poultry, and dairy.

Restaurant expenses increased on both a comparative third quarter and year-to-date basis, primarily as a result of increases in management and hourly labor. The increase in management labor is due to increases in base pay to remain competitive in the industry. At the restaurant operating level, hourly labor costs are up due to regulatory increases in the minimum wage as well as wage rate increases for non-minimum wage employees in order to meet industry competition and retain quality employees. Partially offsetting the labor increases were reduced insurance costs resulting from an aggressive safety program and claims management strategies put in place by the Company over the last two to three years.

Depreciation and amortization increased for both the third quarter and year-to-date of fiscal 1997. Depreciation and amortization increased due to fiscal 1996 acquisitions, new unit construction costs, and ongoing remodel costs.

General and administrative expenses increased in the third quarter and year-to-date of fiscal 1997 compared to the respective fiscal 1996 periods. Incremental costs are primarily attributable to additional staff and support as the Company continues the expansion of its restaurant concepts, the accrual of profit sharing, and non-recurring severance costs.

Interest expense increased in the third quarter and year-to-date of fiscal 1997 compared to the respective fiscal 1996 periods primarily due to incremental borrowings on the Company's credit facilities in the third quarter to fund the Company's stock repurchase plan.

Other, net, decreased for the third quarter and increased for the year-to-date of fiscal 1997. Other, net, was negatively impacted in the third quarter of fiscal 1997 due to a partial liquidation of the marketable securities portfolio resulting in a reduction of income earned as well as the realization of losses on marketable securities sales. The proceeds from liquidation were used to fund a portion of the Company's stock repurchase plan. Year-to-date increased primarily due to gains on sales of land in the second quarter.

INCOME TAXES

The Company's effective income tax rate was 33.5% for the third quarter and year-to-date of fiscal 1997 compared to 34.0% and 34.1% for the same periods of fiscal 1996. The fiscal 1997 effective income tax rate has decreased as a result of the Congressional enactment of the work opportunity tax credit and an increase in the Federal FICA tax credits for tipped wages.



NET INCOME AND NET INCOME PER SHARE

Operating results before restructuring related items (gain on sales of concepts and restructuring charge in fiscal 1996) are summarized as follows (in millions, except per share amounts):

                                                    39 Weeks Ended
                                                   Mar. 26, Mar. 27,
                                                    1997     1996
Income Before Restructuring Related Items
 and Income Taxes                                  $ 62.2   $ 64.9

Income Taxes Before Restructuring Related Items      20.8     22.5


Net Income Before Restructuring Related Items      $ 41.4   $ 42.4

Net Income Per Share Before Restructuring
 Related Items                                     $ 0.53   $ 0.55

Year-to-date net income and primary net income per share before restructuring related items declined 2.4% and 3.6%, respectively, compared to fiscal 1996. The decrease in net income before restructuring related items in light of the increase in revenues was due to the increases in costs and expenses mentioned above.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $50.0 million at June 26, 1996 to $194.1 million at March 26, 1997, due primarily to the Company's capital expenditures and stock repurchase plan discussed below. Net cash provided by operating activities increased to $86.0 million for the first thirty-nine weeks of fiscal 1997 from $74.7 million during the same period in fiscal 1996 due to timing of operational receipts and payments.

Long-term debt outstanding at March 26, 1997 consisted of $100 million of unsecured senior notes and obligations under capital leases.

Capital expenditures were $153.5 million for the first thirty-nine weeks of fiscal 1997 as compared to $150.1 million in the first thirty-nine weeks of fiscal 1996. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The Company estimates that its capital expenditures during the fourth quarter will approximate $57 million. These capital expenditures will be funded from internal operations, cash equivalents, income earned from investments, the partial liquidation of the marketable securities portfolio, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

On January 23, 1997, the Board of Directors approved a plan to repurchase up to $150 million of the Company's common stock. During the quarter, the Company repurchased $122.8 million of the $150 million in accordance with applicable securities regulations. The repurchased common stock will be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes. The Company has financed the repurchase program through a combination of cash provided by operations, partial liquidation of its marketable securities portfolio, and drawdowns on its available credit facilities. The timing of the remaining repurchases will be dependent upon market conditions, share price and other factors. The Company intends to finance the remaining repurchases in a manner consistent with the repurchases to date. As a result of the repurchase program and projected capital expenditures in the fourth quarter and fiscal 1998, the Company has classified its available-for-sale marketable securities portfolio as a current asset.

The Company intends to repay a portion of the short-term debt outstanding on its credit facilities with the proceeds from a sale and leaseback of a portion of its real estate locations in the first quarter of fiscal 1998.

On March 27, 1997, the Company increased a short-term credit facility to $75 million. On April 1, 1997, the Company modified and amended its revolving line of credit. The facility was increased to $260 million in total commitments, and its maturity was extended until April, 2002. No other significant changes or modifications were made to the terms or covenants. The Company now has credit facilities totaling $375 million. At March 26, 1997, the Company had $183.0 million in available funds from credit facilities, adjusted for such amendments.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which is required to be adopted after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the periods presented in the accompanying Condensed Consolidated Statements of Operations is not material.

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


                      BRINKER INTERNATIONAL, INC.


Date:  May 12, 1997
                               By:__________________________
                               Ronald A. McDougall, President and
                               Chief Executive Officer
                               (Duly Authorized Signatory)



Date:  May 12, 1997
                               By:___________________________
                               Debra Smithart, Executive Vice
                               President and
                               Chief Financial Officer
                               (Principal Financial and Accounting
                                Officer)