Form 10-K
period 1997-06-25
BRINKER INTERNATIONAL INC
filed 1997-09-23
CIK 703351

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 25, 1997        Commission File No. 1-10275

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 8, 1997 was $1,017,635,913.

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                                        Outstanding at
     Class                              September 8, 1997

Common Stock, $0.10 par value           65,367,320 shares


              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 25, 1997 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 23, 1997, for its annual meeting of shareholders on November 6, 1997, are incorporated by reference into Part III hereof, to the extent indicated herein.

                             PART I

Item 1.   BUSINESS.

      General

           Brinker International, Inc. (the "Company") is principally engaged in the operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and the Corner Bakery ("Corner Bakery") restaurant concepts. In addition, the Company is engaged in the operation and development of the Eatzi's Market and Bakery concept. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, and Corner Bakery in
      November 1989, May 1994, July 1995, August 1995, and August 1995, respectively.

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

          Emphasis is placed on serving substantial portions of fresh, quality food at modest prices. Entree selections range in menu price from $4.99 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $9.39 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted approximately 86% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14%.

      Romano's Macaroni Grill

          Macaroni Grill is a casual, country-style Italian restaurant which specializes in family-style recipes and features seafood, meat, chicken, pasta, salads, pizza, appetizers and desserts with a full-service bar in most restaurants. Exhibition cooking, pizza ovens and rotisseries provide an enthusiastic and exciting environment in the restaurants. Macaroni Grill restaurants also feature white linen-clothed tables, fireplaces, sous stations and prominent displays of wines. Service personnel are dressed in white, starched shirts and aprons, dark slacks, and bright ties.

          Entree selections range in menu price from $4.95 to $17.45 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.14 per person. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted approximately 85% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 15%.

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

          Entree selections range in menu price from $4.99 to $13.49, with the average revenue per meal, including alcoholic beverages, approximating $10.71 per person. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted approximately 79% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21%.

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

          Entree selections range in menu price from $4.99 to $12.99 with the average revenue per meal, including alcoholic beverages, approximating $13.12 per person. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted approximately 75% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 25%.

      Maggiano's Little Italy

          Maggiano's restaurants are designed as classic re-creations of a New York City pre-war "Little Italy" dinner house. The existing restaurants are located in the
      Chicago metropolitan area, McLean, Virginia, and Atlanta, Georgia. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a full lunch and dinner menu, a family-style menu, and banquet facilities, offering southern Italian appetizers, homemade bread, large portions of pasta, chicken, seafood, veal and steak, and a full range of alcoholic beverages. Entree selections range in menu price from $5.99 to $29.95, with the average revenue per meal, including alcoholic beverages, approximating $22.76 per person. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted approximately 81% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 19%.

      Corner Bakery

          The Corner Bakery is designed as a retail bakery in the traditional, old world bread bakery style. The Corner Bakery offers handmade hearth-baked loaves, rolls, muffins, brownies, cookies and specialty items made fresh daily. The breads offered by the Corner Bakery include baguettes, country loaves and specialty breads, such as raisin-nut, olive, chocolate-cherry, multi-grains and ryes. In addition, the Corner Bakery also offers pizza, sandwiches, soups and salads. The existing Corner Bakeries are located in the Chicago metropolitan area, McLean, Virginia, Atlanta, Georgia and Union Station in Washington, D.C.

      Eatzi's Market and Bakery

          Eatzi's is a home meal replacement retail store which offers customers almost everything in the meal spectrum, from fresh produce and raw meats and seafood to high-quality, chef-prepared meals-to-go. Eatzi's also provides a tremendous variety of "made from scratch" breads and pastries along with dry groceries, deli meats and cheeses, made-to-order salads and sandwiches, and fresh cut flowers. Large selections of non-alcoholic beverages, wine, and "create your own six-pack" beer are available to complete the meal.

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

           Emphasis is placed on restaurant-quality cuisine, prepared fresh daily by highly skilled and culinary-
      trained chefs using Eatzi's unique recipes. Certain designated menu items are rotated periodically to provide variety and to augment the core menu. Corporate chefs are constantly developing and testing new recipes to ensure high-quality and ample variety in addition to keeping ahead of the customer's changing taste profiles. Individual meal selections range in price from $3.99 to $10.99 with the average revenue per purchase, including alcoholic beverages, approximating $15.00. During the year ended June 25, 1997, food and non-alcoholic beverage sales constituted 93% of the concept's total revenues, with alcoholic beverages accounting for the remaining 7%. The original Eatzi's is located in Dallas, Texas, with an additional Eatzi's having opened in Houston, Texas in August 1997.

         Restaurant Locations

          At June 25, 1997, the Company's system of company-operated, joint venture and franchised units included 710 restaurants located in 46 states, Canada, Mexico, Singapore, Malaysia, Australia, Egypt, Puerto Rico, France, Indonesia, Great Britain, Korea, Philippines, and United Arab Emirates. The Company's portfolio of restaurants is illustrated below:






                                        June 25, 1997
      Chili's:
        Company-Operated                      393
        Franchise                             144

      Macaroni Grill:
        Company-Operated                       97
        Franchise                               2

      On The Border:
        Company-Operated                       34
        Franchise                               7

      Cozymel's                                12

      Maggiano's                                5

      Corner Bakery                            15

      Eatzi's                                   1

                                 TOTAL        710

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

          The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data do not support a relocation. Since inception, the Company has closed 15 restaurants, including 5 in fiscal 1997, which were performing below the Company's standards primarily due to declining trading-area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

           The   following  table  illustrates  the   system-wide
      restaurants opened in fiscal 1997 and the planned openings in fiscal 1998:

                            Fiscal 1997          Fiscal 1998
                              Openings       Projected Openings

      Chili's:
        Company-Operated       30                 18-22
        Franchise              23                 30-40

      Macaroni Grill           28                 18-20

      On The Border:
        Company-Operated       12                 15-18
        Franchise               5                  8-10

      Cozymel's                 1                   0-1

      Maggiano's                2                   2-3

      Corner Bakery             7                 10-15

      Eatzi's                   0                   2-3


                   TOTAL        108               103-132


          The Company anticipates that some of the fiscal 1998 projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company either leases the land, and pays for the building, furniture, fixtures and equipment from its own funds, or owns the land, building, furniture, fixtures and equipment.

          As of June 25, 1997, the Company has lease or purchase commitments for 15 Chili's, 11 Macaroni Grill, 15 On The Border, 1 Maggiano's, 4 Corner Bakery, and 1 Eatzi's restaurant sites. The Company is currently in the process of completing the acquisition of sites for fiscal 1998 projected  openings  and locating  sites  for  fiscal  1999 projected openings.

          The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

            Chili's     Macaroni Grill  Corner Bakery  On The Border  Cozymel's
Land       $  650,000    $  850,000     $   ---        $  730,000   $1,200,000
Building    1,100,000     1,300,000        650,000      1,200,000    1,700,000
Furniture &
 Equipment    430,000       510,000        260,000        610,000      700,000
Other          75,000        75,000         50,000         75,000       80,000

   TOTAL   $2,255,000    $2,735,000     $  960,000     $2,615,000   $3,680,000


          The Maggiano's capital investment varies based on the square footage of the restaurant and the "build-to-suit" lease agreement. The five Maggiano's restaurants constructed through June 25, 1997, range in cost from $660,000 to $4,067,000 (excluding land and net of landlord contributions).

          The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

         Joint Venture and Franchise Operations

          The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 25, 1997, 22 new Chili's and 5 On The Border franchised restaurants were opened.

          The Company has entered into international franchise agreements which will bring Chili's to China, Peru, Kuwait, Guam, Saudi Arabia, and Colombia in the 1998
      fiscal year. In fiscal 1997, the first Chili's restaurants opened in Philippines (December 1996), United Arab Emirates (May 1997), and Korea (June 1997).

          The Company intends to continue pursuing international expansion and is currently contemplating development in other countries. A typical franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. Future franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

          The Company has previously entered into agreements for research and development activities related to the testing of new restaurant concepts and typically has a 25-50% interest in such ventures, which interests are accounted for under the equity method. The Company currently owns a 50% interest in the two Eatzi's stores currently operating in Dallas and Houston, Texas. In addition, the Company holds a 25% interest in the legal entities owning the one Wildfire Restaurant and two Big Bowl Restaurants located in Chicago, Illinois.

          At June 25, 1997, 34 total joint venture or franchise development agreements existed. The Company anticipates that an additional 30-40 franchised Chili's and 8-10 franchised On The Border restaurants will be opened during fiscal 1998.

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

          The Company's restaurant management structure varies by concept. The individual restaurants themselves are led by a management team including a General Manager and between two to five additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each concept. An Area Director/Supervisor is responsible for the supervision of, on average, three to seven restaurants. For those concepts with a significant number of units within a geographical region, additional levels of management may be provided.

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

         Employees

          At June 25, 1997, the Company employed approximately 47,000 persons, of whom approximately 800 were corporate personnel, 3,200 were restaurant area directors, managers or trainees and 43,000 were employed in non-management restaurant positions. The executive officers of the Company have an average of more than 19 years of experience in the restaurant industry.

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

         Trademarks

          The Company has registered, among other marks, "Brinker International", "Chili's", "Chili's Texas Grill", "Chili's Too", "Chili's Bar & Bites", "Chili's Southwest Grill & Bar", "Corner Bakery", "Cozymel's", "Cozymel's Coastal Mexican Grill", "Eatzi's", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's Little Italy", "On The Border", and "On The Border Mexican Cafe" as trademarks with the United States Patent and Trademark Office. In addition, the Company has trademark applications pending for "Chili's - A Roadhouse Grill & Bar", and "Eatzi's Market and Bakery".

      Risk Factors

           The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements contained herein regarding cash flow from operations, restaurant openings, operating margins, capital requirements, the availability of acceptable real estate locations for new restaurants, and other matters. Except for historical information,  matters  discussed  in  such  statements  are
      forward-looking   statements   that   involve   risks   and
      uncertainties.

      Competition. The restaurant business is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

           The Company is subject to federal and state environmental regulations, but these have not had a material negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. The Company does not expect any further significant increases in payroll expenses as a result of the recently-mandated increases in the minimum wage, but is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

           Inflation. The Company has not experienced a significant overall impact from inflation. If operating expenses increase due to inflation, the Company recovers increased costs by increasing menu prices. However, competition may prohibit such increases in menu prices.

Item 2.   PROPERTIES.

          The following table illustrates the approximate average dining capacity for each prototypical unit in primary restaurant concepts:


                Chili's     Macaroni Grill   Corner Bakery   On The Border  Cozymel's
Square Feet     5,600-6,000     7,100          4,300           7,800        10,700
Dining Seats    214-230         235-290        100-110         275-305      320-360
Dining Tables   51-60           60-75           50-60          60-70        70-85

          Maggiano's dining capacity varies based upon the square footage of the restaurant. For the five Maggiano's units constructed through June 25, 1997, square footage ranged from 10,900 to 20,600, the number of dining seats ranged from 470 to 840, and the number of dining tables ranged from 100 to 200.

          Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 25, 1997, the Company owned the land and/or building for 423 of the 556 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

           The Company leases warehouse space totalling approximately 26,300 square feet in Dallas, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three (3) buildings and approximately
      198,000 square feet for the expansion of its corporate headquarters. Approximately 63,500 square feet of this complex is currently utilized by the Company, with the remaining 134,500 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters.


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

         Fiscal year ended June 25, 1997:

         First Quarter        17 1/2         13
         Second Quarter       18 3/4         16 1/8
         Third Quarter        16 5/8         11
         Fourth Quarter       14 1/4         11

         Fiscal year ended June 26, 1996:

         First Quarter        18 7/8         14 7/8
         Second Quarter       16 1/8         12
         Third Quarter        16 3/4         12 7/8
         Fourth Quarter       18 1/2         15 1/2

          As of September 8, 1997, there were 1,814 holders of record of the Company's Common Stock.

          The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.


Item 6.   SELECTED FINANCIAL DATA.

          "Selected  Financial Data" on page 33 of the  Company's
      1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          "Management's  Discussion  and  Analysis  of  Financial
      Condition and Results of Operations" on pages 34 through 38 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
      RISKS.

         Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          "Directors  and Executive Officers" on  pages  4-9  and
      "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's Proxy Statement dated September 23, 1997, for the annual meeting of shareholders on November 6, 1997, are incorporated herein by reference.

Item 11.  COMPENSATION INFORMATION.

          "Executive Compensation" on pages 10 through 11 and "Report of the Compensation Committee" on pages 12 through 14 of the Company's Proxy Statement dated September 23, 1997, for the annual meeting of shareholders on November 6, 1997, are incorporated herein by reference.

Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

           "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 23, 1997, for the annual meeting of shareholders on November 6, 1997, are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           "Certain Transactions" on page 16 of the Company's
      Proxy Statement dated September 23, 1997, for the annual meeting of shareholders on November 6, 1997, is incorporated herein by reference.


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements.

          Reference  is made to the Index to Financial Statements
      attached  hereto on page 15 for a listing of all  financial statements  incorporated  herein from  the  Company's  1997
      Annual Report to Shareholders.

         (a)  (2) Financial Statement Schedules.

      None.

         (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

         (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the three months ended June 25, 1997.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRINKER INTERNATIONAL, INC.,
                              a Delaware corporation




                              By: /Russell G. Owens
                                 Russell G. Owens, Executive Vice
                                 President, Chief Strategic Officer
                                 and Chief Financial Officer


Dated: September 23, 1997


Pursuant  to the requirements of the Securities Exchange  Act  of
1934,  this report has been signed below by the following persons
of   the   registrant   and  in  the  capacities   indicated   on
September 23, 1997.


        Name                               Title



/Ronald A. McDougall               President, Chief Executive
Ronald A. McDougall                Officer and Director
                                   (Principal Executive Officer)



/Russell G. Owens                   Executive Vice President, Chief
Russell  G.  Owens                  Strategic Officer and Chief
                                    Financial Officer (Principal
                                    Financial and Accounting Officer)



/Norman E. Brinker                  Chairman of the Board
Norman E. Brinker



/Gerard V. Centioli                  Director
Gerard V. Centioli



                                     Director
Rae F. Evans



/J.M. Haggar, Jr.                    Director
J.M. Haggar, Jr.



                                     Director
Frederick S. Humphries



/Ronald Kirk                          Director
Ronald Kirk



/Jeffrey A. Marcus                    Director
Jeffrey A. Marcus



/James E. Oesterreicher               Director
James E. Oesterreicher



/Roger T. Staubach                     Director
Roger T. Staubach


                 INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                           1997 Annual
                                                           Report Page

Consolidated Statements of Income -                           39
     Years Ended June 25, 1997, June 26, 1996
     and June 28, 1995

Consolidated Balance Sheets -                                 40-41
     June 25, 1997 and June 26, 1996

Consolidated Statements of Shareholders'                      42
     Equity - Years Ended June 25, 1997,
     June 26, 1996 and June 28, 1995

Consolidated Statements of Cash Flows -                       43
     Years Ended June 25, 1997, June 26, 1996
     and June 28, 1995

Notes to Consolidated Financial Statements                    44-56

Independent Auditors' Report                                  57


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

Exhibit

 3(a) Certificate of Incorporation of the registrant, as amended. (1)

 3(b)     Bylaws of the registrant. (1)

10(a)     Registrant's 1983 Incentive Stock Option Plan. (2)

10(b)     Registrant's  1991 Stock Option Plan  for  Non-Employee
          Directors and Consultants. (3)

10(c)     Registrant's 1992 Incentive Stock Option Plan. (3)

13        1997 Annual Report to Shareholders. (4)

21        Subsidiaries of the registrant. (3)

23        Independent Auditors' Consent. (3)

27        Financial Data Schedule. (5)

99        Proxy Statement of registrant dated September 23, 1997. (4)



(1) Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2) Filed as an exhibit to annual report on Form 10-K for year ended June 26, 1996 and incorporated herein by referenced.

(3)       Filed herewith.

(4)       Portions filed herewith, to the extent indicated herein.

(5)       Filed with EDGAR version.