Form 10-Q
period 1997-09-24
BRINKER INTERNATIONAL INC
filed 1997-11-10
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 24, 1997

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

Yes   X   No

Number of shares of common stock of registrant outstanding at September 24, 1997: 65,404,747

                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           September 24, 1997 and June 25, 1997           3 - 4

          Condensed Consolidated Statements of Income -
           Thirteen week periods ended September 24, 1997
           and September 25, 1996                             5

          Condensed Consolidated Statements of Cash Flows -
           Thirteen week periods ended September 24, 1997
           and September 25, 1996                             6

          Notes to Condensed Consolidated
           Financial Statements                               7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations 8 - 11


Part II - Other Information                                  12

PART I.  FINANCIAL INFORMATION


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                        September 24,   June 25,
                                            1997           1997
ASSETS                                   (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    13,604     $  23,194
 Marketable Securities                       17,020        24,469
 Accounts Receivable                         23,182        15,258
 Inventories                                 12,991        13,031
 Prepaid Expenses                            30,723        30,364
 Deferred Income Taxes                          715         1,050
 Other                                        1,354         5,068

     Total Current Assets                    99,589       112,434

Property and Equipment, at Cost:
 Land                                       177,916       171,551
 Buildings and Leasehold Improvements       559,909       533,579
 Furniture and Equipment                    288,271       294,985
 Construction-in-Progress                    36,467        42,977
                                          1,062,563     1,043,092
 Less Accumulated Depreciation
  and Amortization                          305,220       293,483

     Net Property and Equipment             757,343       749,609

Other Assets:
 Goodwill                                    77,702        78,291
 Other                                       59,490        56,609

     Total Other Assets                     137,192       134,900

     Total Assets                       $   994,124     $ 996,943

                                                (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                        September 24,    June 25,
                                            1997           1997
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $       280     $     280
 Accounts Payable                            76,859        76,640
 Accrued Liabilities                         78,957        78,806

  Total Current Liabilities                 156,096       155,726

Long-term Debt, Less Current Installments   265,662       287,521
Deferred Income Taxes                         8,310         7,426
Other Liabilities                            23,074        22,526
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized Shares;
  $1.00 Par Value; No Shares Issued              -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 77,869,583
  Shares Issued and 65,404,747 Shares
  Outstanding at September 24, 1997, and
  77,710,016 Shares Issued and 65,233,900
  Shares Outstanding at June 25, 1997         7,787         7,771
 Additional Paid-In Capital                 271,395       270,892
 Unrealized Gain on Marketable Securities       366           304
 Retained Earnings                          411,529       395,008
                                            691,077       673,975

 Less Treasury Stock, at Cost (12,464,836 shares
  at September 24, 1997 and 12,476,116 shares at
  June 25, 1997)                           (150,095)     (150,231)
  Total Shareholders' Equity                540,982       523,744

  Total Liabilities and Shareholders'
    Equity                              $   994,124     $ 996,943



See accompanying notes to condensed consolidated financial statements.

                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)



                                      Thirteen Week Periods Ended
                                   September 24,      September 25,
                                       1997               1996

Revenues                            $  375,963         $  308,665

Costs and Expenses:
 Cost of Sales                         102,693             87,465
 Restaurant Expenses                   206,120            162,522
 Depreciation and Amortization          21,715             17,734
 General and Administrative             16,567             15,542
 Interest Expense                        3,739              1,536
 Other, Net                                (94)              (765)

  Total Costs and Expenses             350,740            284,034

Income Before Provision for
   Income Taxes                         25,223             24,631

Provision for Income Taxes               8,702              8,251

  Net Income                        $   16,521         $   16,380

Primary and Fully Diluted
  Net Income Per Share              $     0.25         $     0.21

Primary Weighted Average
  Shares Outstanding                    66,625             79,051

Fully Diluted Weighted Average
  Shares Outstanding                    66,905             79,505



See accompanying notes to condensed consolidated financial statements.

                         BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                        Thirteen Week Periods Ended
                                        September 24,  September 25,
                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $ 16,521       $ 16,380
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
    Property and Equipment                 17,476         14,440
   Amortization of Goodwill and Other
     Assets                                 4,239          3,294
   Changes in Assets and Liabilities:
      Receivables                          (4,210)          (723)
      Inventories                              40           (323)
      Prepaid Expenses                       (359)          (692)
      Other Assets                         (6,531)        (6,873)
      Accounts Payable                        219          9,816
      Accrued Liabilities                     151         (4,081)
      Deferred Income Taxes                 1,174          1,115
      Other Liabilities                       548         (1,478)
   Other                                       98            438

     Net Cash Provided by Operating
      Activities                           29,366         31,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment       (25,210)       (46,574)
Proceeds from Sales of Marketable
  Securities                                7,458         10,598
Purchases of Marketable Securities             -         (12,901)

  Net Cash Used in Investing Activities   (17,752)       (48,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facilities              -          10,000
Payments of Long-term debt                (21,859)           (87)
Proceeds from Issuances of Common Stock       655            443
     Net Cash (Used) Provided by
      Financing Activities                (21,204)        10,356

Net Decrease in Cash and Cash Equivalents  (9,590)        (7,208)
Cash and Cash Equivalents at Beginning
 of Period                                 23,194         27,073
Cash and Cash Equivalents at End
 of Period                               $ 13,604       $ 19,856

CASH PAID (RECEIVED) DURING THE PERIOD:
Interest, Net of Amounts Capitalized     $  3,231       $   (349)
Income Taxes                             $    (48)      $  1,073


See accompanying notes to condensed consolidated financial statements.

                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

    The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 24, 1997 and for the thirteen week periods ended September 24, 1997 and September 25, 1996 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises over 730 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, and Eatzi's Market & Bakery ("Eatzi's"). The Company owns a 50% interest in Eatzi's.

   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 25, 1997 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

2.   Commitments

    In July 1997, the Company entered into an equipment leasing facility pursuant to which the Company may lease up to $55 million of equipment. Of this amount, the Company has received commitments to fund up to $47.5 million of the facility. During the first quarter of fiscal 1998 the Company utilized $10.2 million of the $47.5 million of commitments through a sale and leaseback of existing equipment. The facility, which will be accounted for as an operating lease, expires in fiscal 2003 and does not provide for a renewal. At the end of the lease term the Company has the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which amount will be approximately 75% of the total amount funded through the facility. The Company believes that the future cash flows related to the equipment support the unamortized lease balance.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                     Thirteen Week Periods Ended
                                   September 24,     September 25,
                                      1997              1996

Revenues                             100.0%            100.0%

Costs and Expenses:
 Cost of Sales                        27.3%             28.3%
 Restaurant Expenses                  54.8%             52.7%
 Depreciation and Amortization         5.8%              5.8%
 General and Administrative            4.4%              5.0%
 Interest Expense                      1.0%              0.5%
 Other, Net                            0.0%             (0.3%)

  Total Costs and Expenses            93.3%             92.0%

Income Before Provision
 for Income Taxes                      6.7%              8.0%

Provision for Income Taxes             2.3%              2.7%

Net Income                             4.4%              5.3%

The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                First Quarter Openings  Total Open at End of First Quarter
                  Fiscal     Fiscal      Fiscal        Fiscal
                   1998       1997        1998          1997

Chili's:
  Company-owned       7         10         398           362
  Franchised          8          6         152           143
     Total           15         16         550           505

Macaroni Grill:
  Company-owned       3          6         100            75
  Franchised         --         --           2             2
     Total            3          6         102            77

On The Border:
  Company-owned       5          2          39            25
  Franchised          1          1           8             3
     Total            6          3          47            28

Cozymel's            --         --          12            13

Maggiano's            1          1           6             4

Corner Bakery         1          2          16            10

Eatzi's               1         --           2             1

     Grand total     27         28         735           638

REVENUES

Revenues for the first quarter of fiscal 1998 increased to $376.0 million, 21.8% over the $308.7 million generated for the same quarter of fiscal 1997. The increase is primarily attributable to a net increase of 82 Company-owned restaurants since September 25, 1996. The Company increased its capacity (as measured in sales weeks) by 18.3% in the first quarter of fiscal 1998, as compared to the same quarter in fiscal 1997. Average weekly sales at Company-owned stores increased 3.1% in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, including increases of 2.8% at Chili's and 6.8% at On The Border and a decline of 5.9% at Macaroni Grill.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased from 28.3% in fiscal 1997 to 27.3% in fiscal 1998. Favorable commodity prices for poultry, dairy, and non-alcoholic beverages as well as menu price increases were somewhat offset by unfavorable commodity prices for produce and alcoholic beverages.

Restaurant expenses increased from 52.7% in fiscal 1997 to 54.8% in fiscal 1998 primarily due to an increase in hourly and management labor as well as higher costs of services and facility related expenses. Management labor increased as a result of increases in salary in an effort to remain competitive with the industry while hourly labor was impacted by Federal government mandated increases in the minimum wage. These increases were partially offset by menu price increases.

Depreciation and amortization remained flat at 5.8% compared to the first quarter of fiscal 1997. Depreciation and amortization increases related to new unit construction costs and ongoing remodel costs were offset by a declining depreciable asset base for older units.

General and administrative expenses decreased in the first quarter of fiscal 1998 compared to fiscal 1997 as a result of the Company's focus on controlling corporate expenditures relative to increasing revenues and number of restaurants. However, total costs increased in the quarter due to additional staff and support as the Company continues the expansion of its restaurant concepts.

Interest expense increased due to incremental borrowings on the Company's credit facilities combined with a decline in the construction-in-progress balances subject to interest capitalization.

Other, net, decreased compared to the first quarter of fiscal 1997. Other, net was negatively impacted by the partial liquidation of the marketable securities portfolio in the last half of fiscal 1997 resulting in a reduction of income earned. The proceeds from liquidation were used to fund a portion of the Company's stock repurchase plan.

INCOME TAXES

The Company's effective income tax rate was 34.5% for the first quarter of fiscal 1998 compared to 33.5% for the same period of fiscal 1997. The fiscal 1998 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the partial liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income, as a percent of revenues, declined 0.9% compared to the first quarter of fiscal 1997. The decrease in net income in light of the increase in revenues and decrease in cost of sales was due to the increases in restaurant expense and interest expense mentioned above. Primary net income per share was $0.25 for the first quarter of fiscal 1998 and $0.21 for the first quarter of 1997. Primary weighted average shares outstanding for the first quarter decreased 15.7% compared to the prior year period. The decrease in weighted average shares outstanding was due to the stock repurchase program completed in fiscal 1997.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $43.3 million at June 25, 1997 to $56.5 million at September 24, 1997, due primarily to the Company's capital expenditures. In the current quarter, the Company was able to fund more capital expenditures with current assets as compared to the prior year. Net cash provided by operating activities decreased to $29.4 million for the first quarter of fiscal 1998 from $31.3 million during the same period in fiscal 1997 due to timing of operational receipts and payments.

Long-term debt outstanding at September 24, 1997 consisted of $163.1 million of borrowings on credit facilities, $100 million of unsecured senior notes and obligations under capital leases. The Company now has credit facilities totaling $375 million. At September 24, 1997, the Company had $204.6 million in available funds from credit facilities.

Subsequent to June 25, 1997, the Company entered into an equipment leasing facility for up to $55.0 million, of which funding commitments of $47.5 million have been obtained. Pursuant to the facility, the Company executed a $10.2 million sale and leaseback of existing equipment. The facility balance will be used to lease new equipment in fiscal 1998. Additionally, the Company intends to repay a portion of the debt outstanding on its credit facilities with proceeds of approximately $125 million from a sale and leaseback of certain real estate assets expected to be executed in the second quarter of fiscal 1998.

Capital expenditures were $25.2 million for the first quarter of fiscal 1998 as compared to $46.6 million in the first quarter of fiscal 1997. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The decrease in capital expenditures compared to the first quarter of 1997 is due mainly to the utilization of the equipment leasing facility during fiscal 1998 to fund purchases of new restaurant furniture and equipment. The Company estimates that its capital expenditures during the second quarter will approximate $45.4 million. These capital expenditures will be funded from internal operations, cash equivalents, the liquidation of the marketable securities portfolio, build-to-suit lease agreements with landlords, proceeds from the sale and leaseback of certain real estate, and drawdowns on the Company's available lines of credit.

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the inability of many computer systems across all industries to process information containing dates beginning in the Year 2000. The Company is currently assessing the impact of the Year 2000 on its accounting, finance, and other systems, as well as the impact on its external business partners, in order to identify and address all potential business issues relating to the Year 2000.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

NEW ACCOUNTING PRONOUNCMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. All prior periods will be restated upon adoption. Proforma earnings per share utilizing the requirements of SFAS 128 does not differ materially from primary earnings per share and fully diluted earnings per share for the periods presented in the accompanying Condensed Consolidated Statements of Income.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding cash flow from operations, restaurant openings, operating margins, capital requirements, the availability of acceptable real estate locations for new restaurants, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the seasonality of the Company's business, governmental regulations, and inflation.

PART II.  OTHER INFORMATION


Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      BRINKER INTERNATIONAL, INC.


Date:  November 10, 1997
                               By:___________________________________________
                                  Ronald A. McDougall, President and
                                  Chief Executive Officer
                                  (Duly Authorized Signatory)



Date:  November 10, 1997
                               By:___________________________________________
                                  Russell G. Owens, Executive Vice President,
                                  Chief Strategic Officer and Interim Chief
                                  Financial Officer (Principal Financial and
                                  Accounting Officer)