Form 10-Q
period 1997-12-24
BRINKER INTERNATIONAL INC
filed 1998-02-09
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 24, 1997

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

Yes   X   No

Number of shares of common stock of registrant outstanding at December 24, 1997: 65,660,240



                      BRINKER INTERNATIONAL, INC.

                               INDEX


Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           December 24, 1997 and June 25, 1997            3 - 4

          Condensed Consolidated Statements of Income -
           Thirteen week and twenty-six week periods ended
           December 24, 1997 and December 25, 1996            5

          Condensed Consolidated Statements of Cash Flows -
           Twenty-six week periods ended December 24, 1997
           and December 25, 1996                              6

          Notes to Condensed Consolidated
           Financial Statements                               7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations 8 - 11


Part II - Other Information                                  12




PART I.  FINANCIAL INFORMATION


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                        December 24,    June 25,
                                           1997            1997
                                        (Unaudited)

ASSETS
Current Assets:
 Cash and Cash Equivalents              $    24,715     $  23,194
 Marketable Securities                        6,921        24,469
 Accounts Receivable                         21,445        15,258
 Inventories                                 14,296        13,031
 Prepaid Expenses                            34,036        30,364
 Deferred Income Taxes                          933         1,050
 Other                                        1,329         5,068

     Total Current Assets                   103,675       112,434

Property and Equipment, at Cost:
 Land                                       140,041       171,551
 Buildings and Leasehold Improvements       501,062       533,579
 Furniture and Equipment                    296,225       294,985
 Construction-in-Progress                    44,564        42,977
                                            981,892     1,043,092
 Less Accumulated Depreciation
  and Amortization                          310,167       293,483

     Net Property and Equipment             671,725       749,609

Other Assets:
 Goodwill                                    77,442        78,291
 Other                                       76,282        56,609

     Total Other Assets                     153,724       134,900

     Total Assets                       $   929,124     $ 996,943


                                 (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)



                                        December 24,     June 25,
                                            1997           1997
                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current Installments of Long-term Debt $       298     $     280
 Accounts Payable                            67,209        76,640
 Accrued Liabilities                         79,497        72,213

  Total Current Liabilities                 147,004       149,133

Long-term Debt, Less Current Installments   172,252       287,521
Deferred Income Taxes                         9,429         7,426
Other Liabilities                            45,147        29,119
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized Shares;
  $1.00 Par Value; No Shares Issued              -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 65,660,240 Shares
  Outstanding at December 24, 1997, and
  77,710,016 Shares Issued and 65,233,900
  Shares Outstanding at June 25, 1997         7,815         7,771
 Additional Paid-In Capital                 272,890       270,892
 Unrealized Gain on Marketable Securities       279           304
 Retained Earnings                          424,890       395,008
                                            705,874       673,975
 Less Treasury Stock, at Cost (12,489,814 shares
  at December 24, 1997 and 12,476,116 shares at
  June 25, 1997)                           (150,582)     (150,231)
  Total Shareholders' Equity                555,292       523,744

  Total Liabilities and Shareholders'
    Equity                              $   929,124       996,943

See accompanying notes to condensed consolidated financial statements.


                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)


                         13 Week Periods Ended            26 Week Periods Ended
                     Dec. 24, 1997  Dec. 25, 1996    Dec. 24, 1997  Dec. 25, 1996
Revenues              $  374,502     $  310,925        $  750,465    $  619,590

Costs and Expenses:
 Cost of Sales           101,843         88,898           204,536       176,363
 Restaurant Expenses     208,890        169,906           415,010       332,428
 Depreciation and
  Amortization            21,967         18,716            43,682        36,450
 General and
  Administrative          18,353         15,975            34,920        31,517
 Interest Expense          3,114          1,669             6,853         3,205
 Other, Net                  (63)        (1,750)             (157)       (2,515)

  Total Costs and
  Expenses               354,104         293,414          704,844       577,448

Income Before Provision
 for Income Taxes         20,398          17,511           45,621        42,142

Provision for Income Taxes 7,037           5,866           15,739        14,117

 Net Income           $   13,361      $   11,645       $   29,882    $   28,025


Basic Net Income Per
    Share             $     0.20      $     0.15       $     0.46    $     0.36

Diluted Net Income Per
    Share             $     0.20      $     0.15       $     0.45    $     0.36

Basic Weighted Average
 Shares Outstanding       65,593          77,460           65,460        77,370

Diluted Weighted
 Average Shares
   Outstanding            66,925          78,948           66,807        78,707


See accompanying notes to condensed consolidated financial statements.


                       BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                            (In thousands)
                              (Unaudited)


                                         Twenty-Six Week Periods Ended
                                        December 24,      December 25,
                                           1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $ 29,882           $ 28,025
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
    Property and Equipment                 35,348             29,801
   Amortization of Goodwill and Other
      Assets                                8,334              6,649
   Deferred Income Taxes                    2,123              1,907
   Changes in Assets and Liabilities:
      Receivables                          (2,448)            (5,576)
      Inventories                          (1,265)              (516)
      Prepaid Expenses                     (3,672)            (2,804)
      Other Assets                         (6,254)            (8,206)
      Accounts Payable                     (9,431)             9,605
      Accrued Liabilities                   7,284              2,798
      Other Liabilities                     7,328             (6,242)
   Other                                      151               (181)

Net Cash Provided by Operating Activities  67,380             55,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment       (82,964)          (104,863)
Payments for Purchase of Restaurants       (2,700)           (15,863)
Net Proceeds from Sale-Leasebacks         125,995                -
Proceeds from Sales of Marketable
     Securities                            17,369             24,226
Purchases of Marketable Securities              -            (18,489)
Net Advances to Affiliates                 (4,824)            (1,979)
Additions to Other Assets                  (5,175)               -

     Net Cash Provided by (Used in)
       Investing Activities                47,701           (116,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Borrowings on Credit
     Facilities                          (115,000)            52,000
Payments of Long-term debt                   (251)              (174)
Proceeds from Issuances of Common Stock     2,285              2,429
Other                                        (594)               -

     Net Cash Provided by (Used in)
       Financing Activities              (113,560)            54,255

Net Increase (Decrease) in Cash and
 Cash Equivalents                           1,521             (7,453)
Cash and Cash Equivalents at Beginning
 of Period                                 23,194             27,073
Cash and Cash Equivalents at End
 of Period                               $ 24,715           $ 19,620

CASH PAID DURING THE PERIOD:
Income Taxes, Net                        $ 18,418           $ 14,055
Interest, Net of Amounts Capitalized     $  8,552           $  3,035

See accompanying notes to condensed consolidated financial statements.




                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

    The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 24, 1997 and June 25, 1997 and for the thirteen week and twenty-six week periods ended December 24, 1997 and December 25, 1996 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises over 760 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, and Eatzi's Market & Bakery ("Eatzi's"). The Company owns a 50% interest in Eatzi's.

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

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with current year presentation.

2.  Sale Leaseback

   In November 1997, the Company executed a $124.0 million sale and leaseback of certain real estate assets. The $8.7 million gain resulting from the sale, along with certain transaction costs, was deferred and will be amortized over the 20-year term of the operating lease. The net proceeds from the sale were used to retire $115.0 million of debt under the Company's credit facilities.

3.  Net Income Per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended December 24, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

4.  Subsequent Event

   On January 22, 1998, the Board of Directors approved a plan to repurchase up to $50 million of the Company's common stock.
Repurchases will be made from time to time in open market transactions. All repurchases will be made in accordance with applicable securities regulations, and the timing of the repurchases will be dependent upon market conditions, share price, and other factors. The repurchased common stock may be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated statements of income.

                              13 Week Periods Ended             26 Week Periods Ended
                         Dec. 24, 1997   Dec. 25, 1996     Dec. 24, 1997   Dec. 25, 1996

Revenues                      100.0%        100.0%            100.0%          100.0%

Costs and Expenses:
 Cost of Sales                 27.2%         28.6%             27.2%           28.4%
 Restaurant Expenses           55.7%         54.7%             55.3%           53.7%
 Depreciation and Amortization  5.9%          6.0%              5.8%            5.9%
 General and Administrative     4.9%          5.1%              4.7%            5.1%
 Interest Expense               0.8%          0.5%              0.9%            0.5%
 Other, Net                    (0.0)%        (0.5)%            (0.0)%          (0.4)%

  Total Costs and Expenses     94.5%         94.4%             93.9%           93.2%

Income Before Provision
 for Income Taxes               5.5%          5.6%              6.1%            6.8%

Provision for Income
 Taxes                          1.9%          1.9%              2.1%            2.3%

Net Income                      3.6%          3.7%              4.0%            4.5%


The following table details the number of restaurant openings during the second quarter and year-to-date, as well as total restaurants open at the end of the second quarter.

                                                            Total Open at End
               2nd Quarter Openings Year-to-Date Openings   of Second Quarter
               Fiscal     Fiscal    Fiscal      Fiscal      Fiscal    Fiscal
               1998       1997      1998         1997       1998      1997

Chili's:
  Company-owned   6          9        13           19        406       383
  Franchised      4          6        12           12        153       135
     Total       10         15        25           31        559       518

Macaroni Grill:
  Company-owned   5          7         8           13        105        82
  Franchised     --         --        --           --          2         2
     Total        5          7         8           13        107        84

On The Border:
  Company-owned   5          1        10            3         44        26
  Franchised      2          1         3            2         10         4
     Total        7          2        13            5         54        30

Cozymel's        --          1        --            1         12        12

Maggiano's        1         --         2            1          7         4

Corner Bakery     6          1         7            3         22        11

Eatzi's          --         --         1           --          2         1

  Grand total    29         26        56           54        763       660



REVENUES

Revenues for the second quarter of fiscal 1998 increased to $374.5 million, 20.5% over the $310.9 million generated for the same quarter of fiscal 1997. Revenues for the twenty-six week period ended December 24, 1997 rose 21.1% to $750.5 million from the $619.6 million generated for the same period of fiscal 1997. These increases are attributable to the addition of one day to the current fiscal periods as discussed below and a net increase of 78 Company-operated restaurants opened or acquired since December 25, 1996. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 1998 by 14.5% and 16.4%, respectively, compared to the respective prior year periods. Average weekly sales at Company-owned stores increased 5.3% and 4.2% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1997. On a concept basis, average weekly sales increased for the quarter and year-to-date compared to the same periods of fiscal 1997 by 4.8% and 3.9% at Chili's and 9.0% and 7.6% at On The Border and declined by 3.4% and 4.6% at Macaroni Grill, respectively.

Overall, revenues and average weekly sales benefited from the addition of one day, during which the Company's stores were open for business, to the current quarter and year-to-date fiscal periods compared to the respective prior year periods. During the current fiscal year, Christmas Day (a day on which the Company's stores are closed) fell in the Company's third quarter. In the prior fiscal year, Christmas Day fell in the second quarter. The current quarter positive impact of this change will be offset by a negative impact on the third quarter.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the second quarter and year-to-date of fiscal 1998 as compared to the respective periods for fiscal 1997. Favorable commodity prices for meat, poultry, and dairy as well as menu price increases were somewhat offset by unfavorable commodity prices for seafood, produce, and alcoholic beverages.

Restaurant expenses increased on both a comparative second quarter and year-to-date basis, primarily as a result of increases in management and restaurant labor, as well as increased rent expense due to sale-leaseback transactions and an equipment leasing facility entered into in the current fiscal year. Management labor increased as a result of continuing efforts to remain competitive with the industry and increases in monthly performance bonuses due to Chili's positive performance in fiscal 1998. Restaurant labor increased due to continuing effects of the minimum wage increase in fiscal 1998. These increases were partially offset by menu price increases.

Depreciation and amortization decreased for both the second quarter and year-to-date of fiscal 1998. Depreciation and amortization decreases resulted from the impact of sale-leaseback transactions and an equipment leasing facility, as well as a declining depreciable asset base for older units. Offsetting these decreases were increases in depreciation and amortization related to new unit construction costs and ongoing remodel costs.

General and administrative expenses decreased for both the second quarter and year-to-date of fiscal 1998 compared to the respective periods in fiscal 1997. The decreases were mainly a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants.
However, total costs increased during the periods due to additional staff and support as the Company continues the expansion of its restaurant concepts. Additionally, expenses for the quarter and year-to-date increased due to the increased accrual for fiscal 1998 profit sharing.

Interest expense increased in the second quarter and year-to-date of fiscal 1998 compared to the respective fiscal 1997 periods due to a higher average level of outstanding borrowings on the Company's credit facilities combined with a decline in the construction-in-progress balances subject to interest capitalization.

Other, net, decreased for both the second quarter and year-to-date of fiscal 1998 compared to the respective periods in fiscal 1997. Other, net, was negatively impacted by the partial liquidation of the marketable securities portfolio initiated in the last half of fiscal 1997 resulting in a reduction of income earned. The proceeds from liquidation were used to fund a portion of the Company's stock repurchase plan. The prior year balances also include gains on sales of land.

INCOME TAXES

The Company's effective income tax rate was 34.5% for the second quarter and year-to-date of fiscal 1998 compared to 33.5% for the same periods of fiscal 1997. The fiscal 1998 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the partial liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income, as a percent of revenues, declined 0.1% and 0.5%, respectively, for the second quarter and year-to-date periods of fiscal 1998 compared to the respective periods of fiscal 1997. The decreases in net income in light of the increases in revenues and decreases in cost of sales were due to the increases in restaurant expense and interest expense mentioned above. Diluted net income per share was $0.20 and $0.45, respectively, for the second quarter and year-to-date periods of fiscal 1998 compared to $0.15 and $0.36, respectively, for the respective periods of fiscal 1997. Diluted weighted average shares outstanding for the second quarter decreased 15.2% compared to the prior year period due to a $150 million stock repurchase program which was completed in fiscal 1997.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $36.7 million at June 25, 1997 to $43.3 million at December 24, 1997, due primarily to the Company's capital expenditures. In the current quarter, the Company was able to fund more capital expenditures with current assets as compared to the prior year. Net cash provided by operating activities increased to $67.4 million for the first half of fiscal 1998 from $55.3 million during the same period in fiscal 1997 due to increased profitability and the timing of operational receipts and payments.

During the second quarter, the Company executed a $124.0 million sale-leaseback of certain real estate assets. The proceeds of the transaction were used to retire borrowings under existing credit facilities.

Long-term debt outstanding at December 24, 1997 consisted of $70.0 million of borrowings on credit facilities, $100 million of unsecured senior notes and obligations under capital leases. At December 24, 1997, the Company had $296.9 million in available funds from its $375 million credit facilities. Long-term liabilities increased in the first half of fiscal 1998 due to the deferred gain on the sale leaseback transaction and increased insurance reserves resulting from Company growth.

Subsequent to June 25, 1997, the Company entered into an equipment leasing facility for up to $55.0 million, of which funding commitments of $47.5 million have been obtained. As of December 24, 1997, $22.8 million of the leasing facility had been utilized. The remaining facility balance will be used to lease equipment for new unit openings.

Capital expenditures were $83.0 million for the first half of fiscal 1998 as compared to $104.9 million in the first half of fiscal 1997. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and the ongoing remodeling program. The decrease in capital expenditures compared to the first half of 1997 is due mainly to the utilization of the equipment leasing facility during fiscal 1998 to fund purchases of new restaurant furniture and equipment. The Company estimates that its capital expenditures during the third quarter will approximate $49 million. These capital expenditures will be funded from internal operations, cash equivalents, the liquidation of the marketable securities portfolio, build-to-suit lease agreements with landlords, the equipment leasing facility, and drawdowns on the Company's available lines of credit.

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


PART II.  OTHER INFORMATION


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 23, 1997 for the
Annual Meeting of Shareholders held on November 6, 1997, as filed with the Securities and Exchange Commission on September 23, 1997, is incorporated herein by reference.

     (a) The Annual Meeting of Shareholders of the Company was held on November 6, 1997.

     (b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified.

     Number of Affirmative Votes Cast   Number of Withhold Authority Votes Cast

           59,339,711                                     828,860

      (c) The following matter was also voted upon at the meeting and approved by the shareholders:

          (i)  approval of the Company's Long-Term Performance Share Plan

     Number of Affirmative Votes Cast           Number of Negative Votes Cast

           58,518,617                                      1,325,542

                            Number of Abstain Votes Cast

                                       324,412

Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BRINKER INTERNATIONAL, INC.


Date:  February 9, 1998       By:___________________________________________
                                  Ronald A. McDougall, President and
                                  Chief Executive Officer
                                  (Duly Authorized Signatory)



Date:  February 9, 1998       By:____________________________________________
                                  Russell G. Owens, Executive Vice President
                                   and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)