Form 10-Q
period 1998-03-25
BRINKER INTERNATIONAL INC
filed 1998-05-11
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 25, 1998

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

Yes   X   No

Number of shares of common stock of registrant outstanding at March 25, 1998: 66,291,592



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           March 25, 1998 and June 25, 1997               3 - 4

          Condensed Consolidated Statements of Income -
           Thirteen week and thirty-nine week periods ended
           March 25, 1998 and March 26, 1997                  5

          Condensed Consolidated Statements of Cash Flows -
           Thirty-nine week periods ended March 25, 1998
           and March 26, 1997                                 6

          Notes to Condensed Consolidated
           Financial Statements                               7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations 8 - 11


Part II - Other Information                                  12



PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)
                             (Unaudited)


                                         March 25,        June 25,
                                           1998              1997
ASSETS

Current Assets:
 Cash and Cash Equivalents              $    28,209     $    23,194
 Marketable Securities                           51          24,469
 Accounts Receivable                         15,275          15,258
 Inventories                                 14,138          13,031
 Prepaid Expenses                            34,764          30,364
 Deferred Income Taxes                          794           1,050
 Other                                        1,312           5,068

     Total Current Assets                    94,543         112,434

Property and Equipment, at Cost:
 Land                                       142,664         171,551
 Buildings and Leasehold Improvements       521,382         533,579
 Furniture and Equipment                    302,727         294,985
 Construction-in-Progress                    44,357          42,977
                                          1,011,130       1,043,092
 Less Accumulated Depreciation
  and Amortization                          325,257         293,483

     Net Property and Equipment             685,873         749,609

Other Assets:
 Goodwill                                    76,886          78,291
 Other                                       89,955          56,609

     Total Other Assets                     166,841         134,900

     Total Assets                       $   947,257     $   996,943

                                                (continued)



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)
                            (Unaudited)



                                         March 25,         June 25,
                                            1998             1997
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current Installments of Long-term Debt $       308     $       280
 Accounts Payable                            73,292          76,640
 Accrued Liabilities                         87,052          72,213

  Total Current Liabilities                 160,652         149,133

Long-term Debt, Less Current Installments   162,173         287,521
Deferred Income Taxes                        10,286           7,426
Other Liabilities                            38,720          29,119

Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued       -               -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 66,291,592 Shares
  Outstanding at March 25, 1998, and
  77,710,016 Shares Issued and 65,233,900
  Shares Outstanding at June 25, 1997        7,815            7,771
 Additional Paid-In Capital                271,934          270,892
 Unrealized Gain on Marketable Securities        -              304
 Retained Earnings                         441,020          395,008
                                           720,769          673,975
 Less Treasury Stock, at Cost (11,858,462
  shares at March 25, 1998 and 12,476,116
  shares at June 25, 1997)                (145,343)        (150,231)
  Total Shareholders' Equity               575,426          523,744

  Total Liabilities and Shareholders'
   Equity                               $  947,257      $   996,943



See accompanying notes to condensed consolidated financial statements.



                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)


                          13 Week Periods Ended             39 Week Periods Ended
                     Mar. 25, 1998    Mar. 26, 1997    Mar. 25, 1998   Mar. 26, 1997

Revenues               $  401,002      $  345,510        $1,151,467     $  965,099

Costs and Expenses:
 Cost of Sales            108,480          96,450           313,016        272,812
 Restaurant Expenses      222,318         189,596           637,328        522,023
 Depreciation and
  Amortization             21,329          20,608            65,011         57,059
 General and
  Administrative           21,042          17,381            55,962         48,899
 Interest Expense           2,100           2,289             8,953          5,494
 Other, Net                 1,107            (862)              950         (3,377)

  Total Costs and
  Expenses                376,376         325,462         1,081,220        902,910

Income Before Provision
 for Income Taxes          24,626          20,048            70,247         62,189

Provision for Income Taxes  8,496           6,716            24,235         20,833

 Net Income            $   16,130      $   13,332        $   46,012     $   41,356


Basic Net Income Per
  Share                $     0.24      $     0.18        $     0.70     $     0.54

Diluted Net Income Per
  Share                $     0.24      $     0.18        $     0.69     $     0.53

Basic Weighted Average
 Shares Outstanding        65,894          74,248            65,694         76,363

Diluted Weighted Average
 Shares Outstanding        67,596          75,224            67,160         77,579


See accompanying notes to condensed consolidated financial statements.



                       BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                            (In thousands)
                              (Unaudited)


                                         Thirty-Nine Week Periods Ended
                                         March 25,           March 26,
                                           1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $ 46,012            $ 41,356
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
    Property and Equipment                 52,607              46,842
   Amortization of Goodwill and Other
    Assets                                 12,404              10,217
   Deferred Income Taxes                    3,268               2,814
   Changes in Assets and Liabilities:
      Receivables                           3,739              (4,995)
      Inventories                          (1,107)               (950)
      Prepaid Expenses                     (4,400)             (3,620)
      Other Assets                          1,615             (10,043)
      Accounts Payable                     (3,348)             10,491
      Accrued Liabilities                  14,839               4,910
      Other Liabilities                     9,037              (5,394)
   Other                                       -                  481

     Net Cash Provided by Operating
       Activities                         134,666              92,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment      (124,468)           (153,536)
Payments for Purchase of Restaurants       (2,700)            (15,863)
Net Proceeds from Sale-Leasebacks         125,961                   -
Proceeds from Sales of Marketable
  Securities                               23,962              59,003
Purchases of Marketable Securities              -             (38,795)
Increase in Equity Investments            (20,500)                  -
Net Advances to Affiliates                 (5,710)             (2,730)
Additions to Other Assets                  (6,850)             (3,390)

   Net Cash Used in Investing Activities  (10,305)           (155,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Borrowings on Credit
  Facilities                             (125,000)            167,373
Payments of Long-term debt                   (320)               (234)
Proceeds from Issuances of Common Stock     7,231               2,925
Purchases of Treasury Stock                (1,257)           (122,767)

     Net Cash Provided by (Used in)
       Financing Activities              (119,346)             47,297

Net Increase (Decrease) in Cash and
 Cash Equivalents                           5,015             (15,905)
Cash and Cash Equivalents at Beginning
 of Period                                 23,194              27,073
Cash and Cash Equivalents at End
 of Period                               $ 28,209            $ 11,168

CASH PAID DURING THE PERIOD:
Income Taxes, Net                        $ 26,204            $ 22,359
Interest, Net of Amounts Capitalized     $  9,996            $  3,035


See accompanying notes to condensed consolidated financial statements.




                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

    The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 25, 1998 and June 25, 1997 and for the thirteen week and thirty-nine week periods ended March 25, 1998 and March 26, 1997 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises 780 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Cafes ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, and Eatzi's Market & Bakery ("Eatzi's"). The Company owns a 50% interest in Eatzi's.

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

3.  Shareholders' Equity

    On January 27, 1998, the Board of Directors approved a plan to repurchase up to $50 million of the Company's common stock. Repurchases will be made from time to time to offset the dilutive effect on earnings per share of stock option exercises or whenever market conditions warrant. Under this plan, the Company repurchased $670,000 of its common stock during the quarter in accordance with applicable securities regulations. The repurchased common stock may be used by the Company to satisfy obligations under its savings plans, to meet the needs of its various stock option plans, or for other corporate purposes.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated statements of income.

                               13 Week Periods Ended            39 Week Periods Ended
                          Mar. 25, 1998   Mar. 26, 1997    Mar. 25,1998   Mar. 26, 1997

Revenues                      100.0%         100.0%           100.0%         100.0%

Costs and Expenses:
 Cost of Sales                 27.1%          27.9%            27.2%          28.3%
 Restaurant Expenses           55.4%          54.9%            55.3%          54.1%
 Depreciation and Amortization  5.3%           6.0%             5.6%           5.9%
 General and Administrative     5.2%           5.0%             4.9%           5.1%
 Interest Expense               0.6%           0.7%             0.8%           0.6%
 Other, Net                     0.3%          (0.3)%            0.1%          (0.4)%

  Total Costs and Expenses     93.9%          94.2%            93.9%          93.6%

Income Before Provision
 for Income Taxes               6.1%           5.8%             6.1%           6.4%

Provision for Income
 Taxes                          2.1%           1.9%             2.1%           2.1%

Net Income                      4.0%           3.9%             4.0%           4.3%

The following table details the number of restaurant openings during the third quarter and year-to-date, as well as total restaurants open at the end of the third quarter.

                                                             Total Open at End
               3rd Quarter Openings Year-to-Date Openings     of Third Quarter
               Fiscal     Fiscal    Fiscal      Fiscal       Fiscal    Fiscal
                1998       1997      1998        1997         1998      1997

Chili's:
  Company-owned   3          6        16           25          408       389
  Franchised      3          7        15           19          155       141
     Total        6         13        31           44          563       530

Macaroni Grill:
  Company-owned   6         10        14           23          111        92
  Franchised     --         --        --           --            2         2
     Total        6         10        14           23          113        94

On The Border:
  Company-owned   4          6        14            9           48        31
  Franchised      3          1         6            3           13         5
     Total        7          7        20           12           61        36

Corner Bakery    --          2         7            5           22        13

Cozymel's        --         --        --            1           12        12

Maggiano's       --          1         2            2            7         5

Eatzi's          --         --         1           --            2         1

  Grand total    19         33        75           87          780       691



REVENUES

Revenues for the third quarter of fiscal 1998 increased to $401.0 million, 16.1% over the $345.5 million generated for the same quarter of fiscal 1997. Revenues for the thirty-nine week period ended March 25, 1998 rose 19.3% to $1,151.5 million from the $965.1 million generated for the same period of fiscal 1997. These increases are attributable to a net increase of 66 Company-operated restaurants since March 26, 1997, partially offset by the impact of one less trading day in the current quarter as discussed below.
The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 1998 by 13.0% and 15.2%, respectively, compared to the respective prior year periods. Average weekly sales at Company-owned stores increased 2.8% and 3.7% for the third quarter and year-to-date, respectively, from the same periods of fiscal 1997. On a concept basis, average weekly sales increased for the quarter and year-to-date compared to the same periods of fiscal 1997 by 2.6% and 3.4% at Chili's and 1.2% and 5.2% at On The Border and declined by 2.0% and 3.7% at Macaroni Grill, respectively.

Overall, revenues and average weekly sales were impacted by one less day during which the Company's stores were open for business during the current quarter as compared to the respective prior year quarter. During the current fiscal year, Christmas Day (a day on which the Company's stores are closed) fell in the Company's third quarter. In the prior fiscal year, Christmas Day fell in the second quarter. The current quarter negative impact of this change was offset by a positive impact in the second quarter.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the third quarter and year-to-date of fiscal 1998 as compared to the respective periods for fiscal 1997. Favorable commodity prices for meat, poultry, produce, and other food items, as well as menu price increases were somewhat offset by unfavorable commodity prices for seafood, dairy, non-alcoholic beverages and alcoholic beverages.

Restaurant expenses increased on both a comparative third quarter and year-to-date basis, primarily as a result of an increase in rent expense due to sale-leaseback transactions and an equipment leasing facility entered into in the current fiscal year. In addition, management labor increased as a result of the cost of continuing efforts to remain competitive with the industry and increases in monthly performance bonuses due to Chili's positive performance in fiscal 1998. Furthermore, wage rate increases were offset by improvements in labor productivity and costs associated with new product rollouts, as well as menu price increases.

Depreciation and amortization decreased for both the third quarter and year-to-date of fiscal 1998. Depreciation and amortization decreases resulted from the impact of sale-leaseback transactions and an equipment leasing facility, as well as a declining depreciable asset base for older units. Offsetting these decreases were increases in depreciation and amortization related to new unit construction costs and ongoing remodel costs.

General and administrative expenses increased for the third quarter but decreased for year-to-date fiscal 1998 compared to the respective periods in fiscal 1997. The decrease for the year is mainly a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants. These efforts were partially offset in the third quarter by increased fiscal 1998 profit sharing accruals based on the Company's continued strong performance. Total dollar costs increased during the periods due to profit sharing accruals and additional staff and support as the Company continues the expansion of its restaurant concepts.

Interest expense decreased for the third quarter but increased for year-to-date fiscal 1998 compared to the respective fiscal 1997 periods due to a higher average level of outstanding borrowings on the Company's credit facilities throughout the year which declined in the most recent quarter due to proceeds from the sale-leaseback transaction executed in November 1997.

Other, net, increased for both the third quarter and year-to-date of fiscal 1998 compared to the respective periods in fiscal 1997. Other, net, was negatively impacted by the liquidation of the marketable securities portfolio initiated in the last half of fiscal 1997 resulting in a reduction of income earned. The proceeds from the liquidation were used to fund a portion of the Company's stock repurchase plan and to fund new unit openings. Furthermore, during the third quarter the Company wrote-off its equity investment in a joint venture which operates Chili's franchises in Southeast Asia. The prior year balances also include gains on sales of land.

INCOME TAXES

The Company's effective income tax rate was 34.5% for the third quarter and year-to-date of fiscal 1998 compared to 33.5% for the same periods of fiscal 1997. The fiscal 1998 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income rose 21.0% and 11.1% for the third quarter and year-to-date periods of fiscal 1998, respectively, compared to the respective periods of fiscal 1997. The increase in net income for the third quarter and year to date is attributable to a combination of increases in revenues which were due to increases in average weekly sales, sales weeks, and menu price increases, decreases in commodity prices, and the effects of the sale-leaseback transaction. These favorable components of the increase in net income were somewhat offset by increases in management labor, incentive compensation, wage rates, and non-operating costs. Diluted net income per share was $0.24 and $0.69, respectively, for the third quarter and year-to-date periods of fiscal 1998 compared to $0.18 and $0.53, respectively, for the respective periods of fiscal 1997. Diluted weighted average shares outstanding for the third quarter decreased 10.1% compared to the prior year period due to a continuing stock repurchase program.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $43.3 million at June 25, 1997 to $66.1 million at March 25, 1998, due primarily to the sale of the Company's marketable equity securities portfolio in the current year. The proceeds of the sale were used primarily to fund investments in non-current assets. Net cash provided by operating activities increased to $134.7 million for the first thirty-nine weeks of fiscal 1998 from $92.1 million during the same period in fiscal 1997 due to increased profitability and the timing of operational receipts and payments.

Long-term debt outstanding at March 25, 1998 consisted of $60.0 million of borrowings on credit facilities, $100 million of unsecured senior notes and obligations under capital leases. At March 25, 1998, the Company had $281.9 million in available funds from its $350.0 million credit facilities. Long-term liabilities increased in the first thirty-nine weeks of fiscal 1998 due to the deferred gain on the sale-leaseback transaction and increased insurance reserves resulting from Company growth.

Subsequent to June 25, 1997, the Company entered into an equipment leasing facility for up to $55.0 million, of which funding commitments of $47.5 million have been obtained. As of March 25, 1998, $24.4 million of the leasing facility had been utilized. The remaining facility balance will be used to lease equipment for new unit openings.

Capital expenditures were $124.5 million for the first thirty-nine weeks of fiscal 1998 as compared to $153.5 million in the first thirty-nine weeks of fiscal 1997. Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and an ongoing remodeling program. The decrease in capital expenditures compared to the first thirty-nine weeks of 1997 is due mainly to the utilization of the equipment leasing facility during fiscal 1998 to fund purchases of new restaurant furniture and equipment. The Company estimates that its capital expenditures during the fourth quarter will approximate $39.0 million. These capital expenditures will be funded from internal operations, cash equivalents, build-to-suit lease agreements with landlords, the equipment leasing facility, and drawdowns on the Company's available lines of credit.

During the third quarter, the Company increased its investments in various joint ventures by $20.5 million. These investments are accounted for using the equity method and are classified as non-current assets in the Company's consolidated balance sheet.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and internal cash generating capabilities to adequately manage the expansion of business.

YEAR 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an extensive plan to prepare its computerized systems for the Year 2000. As a part of this plan, the Company has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary internal and external resources to replace, upgrade, or modify all significant systems which do not correctly identify the Year 2000. Additionally, the Company has initiated formal communications with its significant external business partners to determine the extent to which they are modifying their computerized systems to correctly identify the Year 2000. The Company anticipates that all of its systems will be Year 2000 compliant prior to the end of the 1999 calendar year. Based on the Company's current estimate, the cost of resolving all Year 2000 issues is expected to have an immaterial impact on the Company's consolidated financial statements.


NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities". SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will implement its requirements beginning in fiscal 2000. At that time, the Company will be required to change the method currently used to account for preopening costs. The application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for preopening costs, the cost for start-up activities will be expensed as incurred. The impact of SOP 98-5 on the accounting for preopening costs for the periods presented in the accompanying Condensed Consolidated Statements of Income is contingent upon the number of future restaurant openings and thus, cannot be estimated at this time.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999 and SFAS No. 131 in its fiscal 1999 year end consolidated financial statements. Once implemented, these provisions will only have a disclosure impact on the consolidated financial statements.

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


                    PART II.  OTHER INFORMATION



Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

     (a) Financial Data Schedule as of and for the 39 week period ended March 25, 1998.

     (b) Restated Financial Data Schedule as of and for the 39 week period ended March 24, 1997.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BRINKER INTERNATIONAL, INC.


Date:  May 11, 1998        By:___________________________________________
                              Ronald A. McDougall, President and
                              Chief Executive Officer
                              (Duly Authorized Signatory)



Date:  May 11, 1998       By:____________________________________________
                             Russell G. Owens, Executive Vice President
                             and Chief Financial Officer
                             (Principal Financial and Accounting Officer)