Form 10-Q/A
period 1997-12-24
BRINKER INTERNATIONAL INC
filed 1998-06-03
CIK 703351

FORM 10-Q/A

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                        AMENDMENT NO. 1 TO

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




     In response to the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standards No. 128, the Company is amending Item 6 and Exhibit 27 to include both the Financial Data Schedule as of and for the 26 week period ended December 24, 1997, and the restated Financial Data Schedule as of and for the 26 week period December 25, 1996.


Item 6:  EXHIBITS

Exhibit 27  Financial Data Schedule.

     (a) Financial Data Schedule as of and for the 26 week period ended December 24, 1997.

     (b) Restated Financial Data Schedule as of and for the 26 week period ended December 25, 1996.





                      BRINKER INTERNATIONAL, INC.




Date:  June 3, 1998   By:______________________________________________
                          Ronald A. McDougall, President and
                          Chief Executive Officer
                          (Duly Authorized Signatory)



Date:  June 3, 1998    By:_______________________________________________
                           Russell G. Owens, Executive Vice President
                           and Chief Financial Officer
                           (Principal Financial and Accounting Officer)