Form 10-K
period 1998-06-24
BRINKER INTERNATIONAL INC
filed 1998-09-18
CIK 703351

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 24, 1998        Commission File No. 1-10275

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 1, 1998 was $1,149,450,489.

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                                        Outstanding at
     Class                              September 1, 1998

Common Stock, $0.10 par value           65,859,510 shares


              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 24, 1998 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 18, 1998, for its annual meeting of shareholders on October 29, 1998, are incorporated by reference into Part III hereof, to the extent indicated herein.

                             PART I

Item 1.   BUSINESS.

      General

           Brinker International, Inc. (the "Company") is principally engaged in the operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and the Corner Bakery ("Corner Bakery")
      restaurant concepts. In addition, the Company is involved in the operation and development of the Eatzi's Market and Bakery ("Eatzi's"), Big Bowl ("Big Bowl"), and Wildfire ("Wildfire") concepts. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, and Corner Bakery in
      November 1989, May 1994, July 1995, August 1995, and August 1995, respectively.

      Restaurant Concepts and Menus

      Chili's Grill & Bar

            Chili's is a full-service Southwestern-themed restaurant, featuring a casual atmosphere and a varied menu of chicken, beef and seafood entrees, steaks, hamburgers, ribs, fajitas, sandwiches, salads, appetizers and desserts, all of which are prepared fresh daily according to special Chili's recipes.

           Chili's restaurants feature quick, efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover, with an average turnover time per table of approximately 45 minutes. Service personnel are dressed casually in jeans, knit shirts and aprons to reinforce the casual, informal environment. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia.

          Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices. Entree selections range in menu price from $4.99 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $9.87 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 86.7% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.3%.

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

          Entree selections range in menu price from $5.29 to $16.99 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.65 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 85.6% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.4%.

      On The Border Mexican Cafe

          On The Border restaurants are full-service, casual Tex-Mex theme restaurants featuring mesquite-grilled specialties and traditional Tex-Mex entrees and appetizers served in generous portions at modest prices. On The Border restaurants feature an outdoor patio, a full-service bar, booth and table seating and brick and wood walls with a Southwest decor. On The Border restaurants also offer enthusiastic table service intended to minimize customer waiting time and facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.

          Entree selections range in menu price from $5.55 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $11.36 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 78.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.7%.

      Cozymel's Coastal Mexican Grill

          Cozymel's restaurants are casual, upscale authentic Yucatan restaurants featuring fish, chicken, beef and pork entrees, appetizers, desserts and a full-service bar featuring a wide variety of specialty frozen beverages. Cozymel's restaurants offer an authentic "Yucatan vacation" atmosphere, which includes an outdoor patio.

          Entree selections range in menu price from $5.49 to $12.99 with the average revenue per meal, including alcoholic beverages, approximating $13.36 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 74.8% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 25.2%.

      Maggiano's Little Italy

          Maggiano's restaurants are designed as classic re-creations of a New York City pre-war "Little Italy" dinner house. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a full lunch and dinner menu, a family-style menu, and banquet facilities, offering southern Italian appetizers, homemade bread, large portions of pasta, chicken, seafood, veal and steak, and a full range of alcoholic beverages. Entree selections range in menu price from $6.95 to $29.95, with the average revenue per meal, including alcoholic beverages, approximating $23.23 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 79.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 20.7%.

      Corner Bakery

          The Corner Bakery is designed as a retail bakery in the traditional, Old World bread bakery style. The Corner Bakery offers handmade hearth-baked loaves, rolls, muffins, brownies, cookies and specialty items all of which are created fresh daily by artisan bakers. The breads offered by the Corner Bakery include baguettes, crusty country breads, country and specialty breads such as raisin-pecan, Kalamata olive, chocolate sour-cherry, cranberry-orange, multi-grain harvest, and ryes. In addition, the Corner Bakery also offers pizza, sandwiches, soups and salads.

          While retaining an atmosphere of a working Old World bakery, the Corner Bakery exemplifies casual elegance, with most bakeries having both indoor and outdoor seating. In addition to breads, breakfast and dessert sweets, featured in the restaurants are chef-prepared fresh salads, soups, sandwiches and pizzas. New savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available. The Corner Bakery's catering group offers a wide range of gift baskets, trays and lunch boxes for any scale from large corporate events to a small, personal brunch or catered dinner. Prices for menu items range from $1.00 to $7.95 with the average revenue per meal, including alcoholic beverages, approximating $7.07 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 99.9% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining .1%.

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

           Emphasis is placed on restaurant-quality cuisine, prepared fresh daily by highly skilled and culinary-
      trained chefs using Eatzi's unique recipes. Certain designated menu items are rotated periodically to provide variety and to augment the core menu. Corporate chefs are constantly developing and testing new recipes to ensure high-quality and ample variety in addition to keeping ahead of the customer's changing taste profiles. Individual meal selections range in price from $3.99 to $10.99 with the average revenue per purchase, including alcoholic beverages, approximating $15.00. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted 94.7% of the concept's total revenues, with alcoholic beverages accounting for the remaining 5.3%.

         Big Bowl

          Big Bowl features contemporary Asian cuisine prepared with fresh ingredients in a casual, vibrant atmosphere. Big Bowl is distinguished by its authentic, full-flavored menu that features five kinds of fresh noodles, chicken pot stickers and dumplings, hand-rolled summer rolls, seasonal stir-fry dishes featuring local produce, wok-seared fish, and signature beverages, such as "homemade" fresh ginger ale and tropical cocktails. Big Bowl's focus on quality means garlic, ginger and lemon grass are chopped daily, lemon juice is hand squeezed, and peanut sauce is prepared with home-roasted peanuts. Big Bowl's flavorful broths, curry pastes, dip sauces and condiments are made from scratch. Big Bowl's interactive stir-fry bar allows the guests to help themselves to a "Farmers' Market" array of vegetables to be wok-cooked with their own choice of sauces and meats with noodles or rice.

          While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience. Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $16.46 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 87.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.5%.

         Wildfire

          Wildfire restaurants are authentic 1940's style steak houses featuring an open kitchen consisting of a hardwood burning oven and rotisserie. Each of the Wildfire restaurants is a casual, full-service restaurant offering broiled steaks, chops, fresh seafood, barbecued ribs, pizza, spit-roasted chicken, salads to share, and a full line of cocktails with a complete wine list to complement the menu. Entree selections range from $12.95 to $26.95, with the average revenue per meal, including alcoholic beverages, approximating $28.84 per person. During the year ended June 24, 1998, food and non-alcoholic beverage sales constituted approximately 77.5% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 22.5%.

         Restaurant Locations

          At June 24, 1998, the Company's system of company-operated, joint venture and franchised units included 806 restaurants located in 46 states, Washington, D.C., Australia, Canada, China, Egypt, Great Britain, France,
      Indonesia, Kuwait, Malaysia, Mexico, Peru, Philippines, Puerto Rico, Singapore, South Korea, and United Arab Emirates. The Company's portfolio of restaurants is illustrated below:


      Chili's:
        Company-Operated                      414
        Franchise                             159

      Macaroni Grill:
        Company-Operated                      111
        Franchise                               2

      On The Border:
        Company-Operated                       50
        Franchise                              15

      Cozymel's                                12

      Maggiano's                                7

      Corner Bakery                            30

      Eatzi's                                   3

      Big Bowl                                  2

      Wildfire                                  1

                                 TOTAL        806

          The 573 Chili's restaurants include domestic locations in 46 states and Washington, D.C. and foreign locations in 16 countries. The 113 Macaroni Grill restaurants include domestic locations in 33 states and foreign locations in Canada. The On The Border, Cozymel's, Maggiano's, Corner Bakery, Big Bowl, and Wildfire restaurants, and Eatzi's markets, are located exclusively within the United States in 23, 8, 4, 7, 1, 1, and 2 states, respectively.

         Business Development

           The Company's long-term objective is to continue expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets. The Company intends to concentrate on development of certain identified markets to achieve penetration levels deemed desirable by the Company in order to improve the Company's competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas in the United States but also on smaller market areas and nontraditional locations (such as airports, kiosks, and food courts) which can adequately support any of the Company's restaurant concepts.

          The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The site selection process focuses on a variety of factors including: trading-area demographics such as target population density and household income levels; an evaluation of site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers such as shopping malls, hotel/motel complexes and offices; and an analysis of the potential competition. Members of management inspect and approve each restaurant site prior to its acquisition.

          The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment  and  area demographic data  do  not  support  a relocation. Since inception, the Company has closed 19 restaurants, including 4 in fiscal 1998, which were performing below the Company's standards primarily due to declining trading-area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

           The   following  table  illustrates  the   system-wide
      restaurants opened in fiscal 1998 and the planned openings in fiscal 1999:

                            Fiscal 1998          Fiscal 1999
                              Openings       Projected Openings

      Chili's:
        Company-Operated       22                    30
        Franchise              15                    34

      Macaroni Grill:
        Company-Operated       14                    18
        Franchise               0                     2

      On The Border:
        Company-Operated       16                    18
        Franchise               8                     8

      Cozymel's                 0                     1

      Maggiano's                2                     2

      Corner Bakery            15                    25

      Eatzi's                   2                     3

      Big Bowl                  0                     2

      Wildfire                  0                     2


                   TOTAL         94                   145


          The Company anticipates that some of the fiscal 1999 projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

          The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

            Chili's       Macaroni Grill  Corner Bakery   On The Border  Cozymel's  Maggiano's
Land        $  650,000    $  900,000      $  800,000      $  800,000     $1,000,000 $3,500,000
Building     1,050,000     1,300,000         750,000       1,300,000      1,300,000  3,000,000
Furniture &
   Equipment   430,000       525,000         350,000         600,000        600,000  1,000,000
Other           80,000       100,000          70,000          90,000        100,000    350,000

     TOTAL  $2,210,000    $2,825,000      $1,970,000      $2,790,000     $3,000,000 $7,850,000

          The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

         Joint Venture and Franchise Operations

          The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 24, 1998, 15 new Chili's and 8 On The Border franchised restaurants were opened.

          The Company has entered into international franchise agreements which will bring Chili's to Bahrain, Venezuela, Saudi Arabia, Lebanon, Guam, and Austria and Macaroni Grill to the United Kingdom and Mexico in the 1999 fiscal year. In fiscal 1998, the first Chili's restaurants opened in China (July 1997), Peru (July 1997), and Kuwait (January
      1998).

          The Company intends to selectively pursue international expansion and is currently contemplating development in other countries. A typical franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. Future franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

          The Company has previously entered into agreements for research and development activities related to the testing of new restaurant concepts and has a significant equity interest in such ventures, which interests are typically accounted for under the equity method. The Company currently owns a 50% interest in the four Eatzi's stores currently operating in Dallas and Houston, Texas, Atlanta, Georgia and Westbury, New York. In addition, the Company holds a 50% interest in the legal entity owning the two Big Bowl restaurants located in Chicago, Illinois and a 13% interest in the legal entity owning the two Wildfire restaurants (one of which was opened subsequent to the end of the fiscal year in August 1998) located in Chicago, Illinois.

          At June 24, 1998, 41 total joint venture or franchise development agreements existed. The Company anticipates that an additional 34 franchised Chili's, two franchised Macaroni Grill, and eight franchised On The Border restaurants will be opened during fiscal 1999. In addition, the Company anticipates that three Eatzi's stores, two Big Bowl restaurants, and two Wildfire restaurants will be opened during fiscal 1999.

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

          The Company ensures consistent quality standards in all concepts through the issuance of operations manuals covering all elements of operations and food and beverage manuals which provide guidance for preparation of Company formulated recipes. Routine visitation to the restaurants by all levels of supervision enforce strict adherence to Company standards.

           The director of training for each concept is responsible for maintaining each concept's operational training program. The training program includes a four to five month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of employees experienced in all facets of restaurant operations that train employees to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location two to three weeks following the opening to ensure the smooth transition to operating personnel.

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

         Employees

          At June 24, 1998, the Company employed approximately 53,000 persons, of whom approximately 830 were corporate personnel, 3,200 were restaurant area directors, managers or trainees and 49,000 were employed in non-management restaurant positions. The executive officers of the Company have an average of approximately 19 years of experience in the restaurant industry.

          The Company considers its employee relations to be good and believes that its employee turnover rate is commensurate with the industry average. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by any collective bargaining agreements.

         Trademarks

          The Company has registered, among other marks, "Big Bowl", "Brinker International", "Chili's", "Chili's Too", "Chili's Bar & Bites", "Chili's Southwest Grill & Bar", "Corner Bakery", "Cozymel's", "Cozymel's Coastal Mexican Grill", "Eatzi's", "Eatzi's Market & Bakery", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "Wildfire" as trademarks with the United States Patent and Trademark Office.

      Risk Factors/Forward-Looking Statements

           The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements contained herein regarding future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters. Except for historical information, matters discussed in such statements are forward-looking statements that involve risks and uncertainties.

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

      Year 2000. The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its domestic reprogramming will be completed by December 31, 1998 and testing efforts will be substantially concluded by March 31, 1999. Further validation through testing will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to the end of the 1999 calendar year.

          The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by closely assessing the vendors supplying the Company's restaurants with food and related products and with the Company's franchise business partners to ensure that they are aware of the Year 2000 business risks and are appropriately assessing and addressing them.

          Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. Furthermore, information has been provided to all franchise business partners regarding the potential business risks associated with the Year 2000 issue. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these business partners and to create action plans to address the identified risks.

          The Company anticipates that it will have substantially completed an inventory of all information technology and non-information technology equipment by December 31, 1998, and will then address the Year 2000 compliance of such equipment.

          Testing and remediation of all of the Company's systems and applications is expected to cost approximately $6 million from inception in calendar year 1997 through completion in calendar year 1999. Of these costs, approximately $750,000 was incurred through June 24, 1998. Approximately $3.5 million is expected to be incurred in fiscal 1999 with the remaining $1.75 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

          The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors and franchise partners, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

          Other Risk Factors. Other risk factors that could cause the Company's actual results to differ material from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, and weather and other acts of God.

Item 2.   PROPERTIES.

          The following table illustrates the approximate average dining capacity for each current prototypical unit in primary restaurant concepts:



                 Chili's        Macaroni Grill  On The Border    Cozymel's  Maggiano's
Square  Feet     5,547-5,612    6,702-8,679     7,175-8,034      9,429      13,300-19,306
Dining  Seats    203-214        244-300         222-262          422        571-742
Dining  Tables   45-51          54-69           55-62            94         100-164

          Corner Bakery's size and dining capacity varies based upon whether it is an in-line or kiosk location. For a Corner Bakery located in a kiosk, the square footage ranges from 150 to 2000 square feet, the number of dining seats range from 0 to 50, and the number of dining tables range from 0 to 15. For in-line Corner Bakery locations, the square footage ranges from 3,500 to 4,500, the number of dining seats range from 80 to 130, and the number of dining tables range from 30 to 50.

          Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 24, 1998, the Company owned the land and/or building for 424 of the 624 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

           The Company leases warehouse space totalling approximately 26,300 square feet in Dallas, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three (3) buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 68,400 square feet of this complex is currently utilized by the Company, with the remaining 129,600 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters. In November 1997, the Company sold the office complex and is leasing it back under a 20-year operating lease.



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

         Fiscal year ended June 24, 1998:

         First Quarter        17 1/2         13 13/16
         Second Quarter       17 13/16       13 15/16
         Third Quarter        21 5/8         15 1/16
         Fourth Quarter       24 5/16        18 9/16

         Fiscal year ended June 25, 1997:

         First Quarter        17 1/2         13
         Second Quarter       18 3/4         16 1/8
         Third Quarter        16 5/8         11
         Fourth Quarter       14 1/4         11

          As of September 1, 1998, there were 1,553 holders of record of the Company's Common Stock.

          The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

          During the three-year period ending on September 1, 1998, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.



Item 6.   SELECTED FINANCIAL DATA.

          "Selected  Financial Data" on page 31 of the  Company's
      1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          "Management's  Discussion  and  Analysis  of  Financial
      Condition and Results of Operations" on pages 32 through 39 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
      RISKS.

          "Quantitative and Qualitative Disclosures About Market Risks" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          "Directors and Executive Officers" on pages 4 through 9 and "Section 16(a) Beneficial Ownership Reporting
      Compliance" on page 15 of the Company's Proxy Statement dated September 18, 1998, for the annual meeting of shareholders on October 29, 1998, are incorporated herein by reference.

Item 11.  COMPENSATION INFORMATION.

          "Executive Compensation" on pages 9 through 11 and "Report of the Compensation Committee" on pages 11 through 14 of the Company's Proxy Statement dated September 18, 1998, for the annual meeting of shareholders on October 29, 1998, are incorporated herein by reference.

Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

           "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 18, 1998, for the annual meeting of shareholders on October 29, 1998, are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            "Certain  Transactions" on page 15 of  the  Company's
      Proxy  Statement dated September 18, 1998, for  the  annual
      meeting   of   shareholders  on  October   29,   1998,   is
      incorporated herein by reference.


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements.

          Reference  is made to the Index to Financial Statements
      attached  hereto on page 18 for a listing of all  financial statements  incorporated  herein from  the  Company's  1998
      Annual Report to Shareholders.

      (a)  (2) Financial Statement Schedules.

      None.

         (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

         (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the three months ended June 24, 1998.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRINKER INTERNATIONAL, INC.,
                              a Delaware corporation




                              By:
                                 Russell G. Owens, Executive Vice
                                  President  and Chief  Financial
                                  and Strategic Officer


Dated: September 18, 1998


Pursuant  to the requirements of the Securities Exchange  Act  of
1934,  this report has been signed below by the following persons
of   the   registrant   and  in  the  capacities   indicated   on
September 18, 1998.


        Name                               Title


___________________                  President, Chief Executive
Ronald A. McDougall                  Officer and Director
                                     (Principal Executive Officer)



_________________                     Executive Vice President,
Russell G. Owens                      and Chief Financial and
                                      Strategic Officer
                                      (Principal Financial and
                                       Accounting Officer)



___________________                    Chairman of the Board
Norman E. Brinker



___________________                    Director
Donald J. Carty



___________________                    Director
Gerard V. Centioli



___________________                    Director
Dan W. Cook, III



___________________                    Director
Rae F. Evans



_____________________                  Director
Marvin J. Girouard



_____________________                   Director
J.M. Haggar, Jr.



_____________________                   Director
Frederick S. Humphries



______________________                  Director
Ronald Kirk



_______________________                 Director
Jeffrey A. Marcus


_______________________                 Director
James E. Oesterreicher


_______________________                 Director
Roger T. Staubach



                 INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                    1998 Annual
                                                    Report Page

Consolidated Balance Sheets -                             40-41
  June 24, 1998 and June 25, 1997

Consolidated Statements of Income -                          42
     Years Ended June 24, 1998, June 25, 1997
     and June 26, 1996

Consolidated Statements of Shareholders'                     43
     Equity - Years Ended June 24, 1998,
     June 25, 1997 and June 26, 1996

Consolidated Statements of Cash Flows -                      44
     Years Ended June 24, 1998, June 25, 1997
     and June 26, 1996

Notes to Consolidated Financial Statements                45-58

Independent Auditors' Report                                 59


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

 3(b)     Bylaws of the registrant. (1)

10(a)     Registrant's 1983 Incentive Stock Option Plan. (2)

10(b)     Registrant's  1991 Stock Option Plan  for  Non-Employee
          Directors and Consultants. (3)

10(c)     Registrant's 1992 Incentive Stock Option Plan. (3)

13        1998 Annual Report to Shareholders. (5)

21        Subsidiaries of the registrant. (4)

23        Independent Auditors' Consent. (4)

27(a)     Financial Data Schedule. (6)

27(b) Restated Financial Data Schedule as of and for the year ended June 25, 1997. (6)

27(c) Restated Financial Data Schedule as of and for the year ended June 26, 1996. (6)

99        Proxy Statement of registrant dated September 18, 1998. (5)



(1) Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2) Filed as an exhibit to annual report on Form 10-K for year ended June 26, 1996 and incorporated herein by referenced.

(3) Filed as an exhibit to annual report on Form 10-K for year ended June 25, 1997 and incorporated herein by reference.

(4)       Filed herewith.

(5)       Portions filed herewith, to the extent indicated herein.

(6)       Filed with EDGAR version.