Form 10-Q
period 1998-09-23
BRINKER INTERNATIONAL INC
filed 1998-11-04
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 23, 1998

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

Yes   X   No

Number of shares of common stock of registrant outstanding at September 23, 1998: _65,567,317



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           September 23, 1998 (Unaudited) and June 24, 1998  3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen-week periods ended
           September 23, 1998 and September 24, 1997             5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirteen-week periods ended
           September 23, 1998 and September 24, 1997         6 - 7

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                  8 - 9

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations   10 - 15


Part II - Other Information                                     16



PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                        September 23,   June 24,
                                            1998           1998
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    56,335     $  31,101
 Accounts Receivable                         13,156        18,789
 Inventories                                 15,058        13,774
 Prepaid Expenses                            37,738        36,576
 Deferred Income Taxes                        2,807         3,250
 Other                                        1,954         2,007

     Total Current Assets                   127,048       105,497

Property and Equipment, at Cost:
 Land                                       154,374       145,900
 Buildings and Leasehold Improvements       572,423       541,403
 Furniture and Equipment                    320,152       310,849
 Construction-in-Progress                    45,771        48,245
                                          1,092,720     1,046,397
 Less Accumulated Depreciation
  and Amortization                          355,155       337,825

     Net Property and Equipment             737,565       708,572

Other Assets:
 Goodwill                                    75,774        76,330
 Other                                      106,529        98,984

     Total Other Assets                     182,303       175,314

     Total Assets                       $ 1,046,916     $ 989,383

                                                (continued)



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                        September 23,    June 24,
                                            1998           1998
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,630     $  14,618
 Accounts Payable                           133,063        97,597
 Accrued Liabilities                         82,842        85,852

  Total Current Liabilities                 230,535       198,067

Long-term Debt, Less Current Installments   157,701       147,288
Deferred Income Taxes                         9,307         8,254
Other Liabilities                            43,566        42,035
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued       -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 65,567,317 Shares
  Outstanding at September 23, 1998, and
  78,150,054 Shares Issued and 65,926,032
  Shares Outstanding at June 24, 1998         7,815         7,815
 Additional Paid-In Capital                 275,282       276,380
 Retained Earnings                          484,908       464,083
                                            768,005       748,278
 Less Treasury Stock, at Cost (12,582,737
  shares at September 23, 1998 and 12,224,022
  shares at June 24, 1998)                 (162,198)     (154,539)
  Total Shareholders' Equity                605,807       593,739

 Total Liabilities and Shareholders'
   Equity                               $ 1,046,916     $ 989,383


See accompanying notes to condensed consolidated financial statements.





                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)



                                      Thirteen-Week Periods Ended
                                   September 23,      September 24,
                                       1998               1997

Revenues                            $  432,101         $  375,963

Costs and Expenses:
 Cost of Sales                         117,760            102,693
 Restaurant Expenses                   236,345            206,120
 Depreciation and Amortization          21,703             21,715
 General and Administrative             21,351             16,567
 Interest Expense                        2,062              3,739
 Other, Net                                988
(94)

  Total Costs and Expenses             400,209            350,740

Income Before Provision for Income
 Taxes                                  31,892             25,223

Provision for Income Taxes              11,067              8,702

  Net Income                        $   20,825         $   16,521


Basic Net Income Per Share          $     0.32         $     0.25

Diluted Net Income Per Share        $     0.31         $     0.25

Basic Weighted Average
  Shares Outstanding                    65,774             66,635

Diluted Weighted Average
  Shares Outstanding                    67,596             66,905


See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                         Thirteen-Week Periods Ended
                                        September 23,   September 24,
                                           1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $ 20,825        $ 16,521
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
     Property and Equipment                 18,115          17,476
   Amortization of Goodwill and Other
    Assets                                   3,588           4,239
   Deferred Income Taxes                     1,496           1,174
     Changes in Assets and Liabilities:
      Receivables                            5,635          (4,210)
      Inventories                           (1,284)             40
      Prepaid Expenses                      (1,162)           (359)
      Other Assets                             882          (2,404)
      Accounts Payable                      35,466             219
      Accrued Liabilities                   (3,010)            151
      Other Liabilities                      1,531             548
   Other                                        -               98

     Net Cash Provided by Operating
      Activities                            82,082          33,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment        (51,138)        (26,761)
Proceeds from Sales of Marketable
 Securities                                     51           7,458
Net Advances to Affiliates                  (7,429)         (2,576)

   Net Cash Used in Investing Activities   (58,516)        (21,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) on Credit
 Facilities                                 10,425         (21,859)
Proceeds from Issuances of Common Stock         -              655
Proceeds from Issuances of Treasury Stock      757              -
Purchases of Treasury Stock                 (9,514)             -

     Net Cash Provided by (Used in)
      Financing Activities                   1,668         (21,204)

Net Increase (Decrease) in Cash and
 Cash Equivalents                           25,234          (9,590)
Cash and Cash Equivalents at Beginning
 of Period                                  31,101          23,194
Cash and Cash Equivalents at End
 of Period                                $ 56,335         $13,604

CASH PAID (RECEIVED) DURING THE PERIOD:
Interest, Net of Amounts Capitalized      $      6         $ 3,231
Income Taxes                              $  2,263         $   (48)


See accompanying notes to condensed consolidated financial statements.



                       BRINKER INTERNATIONAL, INC.
          Notes to Condensed Consolidated Financial Statements
                          (Unaudited)



1.   Basis of Presentation

      The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 23, 1998 and for the thirteen-week periods ended September 23, 1998 and September 24, 1997 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns or franchises 840 restaurants under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, Eatzi's Market & Bakery ("Eatzi's"), Wildfire, and Big Bowl. The Company owns an equity interest in the Eatzi's, Big Bowl, and Wildfire restaurant concepts.

      The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 24, 1998 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

      Certain  prior  year amounts have been reclassified  in  the
accompanying   condensed  consolidated  financial  statements   to
conform with current year presentation.

2.   Net Income Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended December 24, 1997. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

3.   Shareholders' Equity

      On January 27, 1998, the Board of Directors approved a plan to repurchase up to $50 million of the Company's common stock. Repurchases will be made from time to time to offset the dilutive effect on earnings per share of stock option exercises or whenever market conditions warrant. Under this plan, the Company repurchased $9.5 million (505,500 shares) of its common stock during the quarter in accordance with applicable securities regulations. The repurchased common stock may be used by the Company to satisfy obligations under its savings and stock option plans and for other corporate purposes.

4.   Comprehensive Income

      In  June  1997,  the  FASB  issued  Statement  of  Financial
Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income for the quarter ended September 23, 1998 is equal to net income as reported. Comprehensive income for the quarter ended September 24, 1997 of $16.9 million included net earnings as reported in the accompanying condensed consolidated statements of income plus a $0.4 million after-tax effect of unrealized gains on marketable securities adjustments.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                     Thirteen Week Periods Ended
                                   September 23,     September 24,
                                      1998              1997

Revenues                             100.0%            100.0%

Costs and Expenses:
 Cost of Sales                        27.3%             27.3%
 Restaurant Expenses                  54.7%             54.8%
 Depreciation and Amortization         5.0%              5.8%
 General and Administrative            4.9%              4.4%
 Interest Expense                      0.5%              1.0%
 Other, Net                            0.2%              0.0%

  Total Costs and Expenses            92.6%             93.3%

Income Before Provision
 for Income Taxes                      7.4%              6.7%

Provision for Income Taxes             2.6%              2.3%

Net Income                             4.8%              4.4%

The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                First Quarter Openings  Total Open at End of First Quarter
                  Fiscal     Fiscal      Fiscal        Fiscal
                   1999       1998        1999          1998

Chili's:
  Company-owned      10          7         424           398
  Franchised          4          8         163           152
     Total           14         15         587           550

Macaroni Grill:
  Company-owned       5          3         116           100
  Franchised         --         --           2             2
     Total            5          3         118           102

On The Border:
  Company-owned       5          5          55            39
  Franchised          3          1          18             8
     Total            8          6          73            47

Cozymel's            --         --          12            12

Maggiano's            1          1           8             6

Corner Bakery         4          1          34            16

Eatzi's               1          1           4             2

Wildfire              1         --           2            --

Big Bowl             --         --           2            --

     Grand total     34         27         840           735


REVENUES

Revenues for the first quarter of fiscal 1999 increased to $432.1 million, 14.9% over the $376.0 million generated for the same quarter of fiscal 1998. The increase is primarily attributable to a net increase of 78 Company-owned restaurants since September 24, 1997. The Company increased its capacity (as measured in sales weeks) by 11.8% in the first quarter of fiscal 1999, as compared to the same quarter in fiscal 1998. Average weekly sales at Company-owned stores increased 2.6% in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales remained flat at 27.3% compared to the first quarter of fiscal 1998. Favorable commodity prices for meat and produce were offset by unfavorable commodity prices for poultry and dairy and product mix changes to menu items with higher percentage food costs.

Restaurant expenses decreased from 54.8% in fiscal 1998 to 54.7% in fiscal 1999 primarily due to a decrease in management labor as well as lower costs of supplies and facility related expenses. Management labor decreased due to a reduction in turnover resulting in lower training and relocation costs, partially offset by increases in monthly performance bonuses due to Chili's positive performance in fiscal 1999. Restaurant labor wage rate increases due to Federal government mandated increases in the minimum wage were offset by improvements in labor productivity. The decreases were also partially offset by an increase in rent expense due to sale-leaseback transactions which occurred in fiscal 1998 and the utilization of the equipment leasing facility.

Depreciation and amortization decreased from 5.8% in fiscal 1998 to 5.0% in fiscal 1999. Depreciation and amortization decreases resulted from the utilization of the equipment leasing facility and the impact of sale-leaseback transactions which occurred in fiscal 1998, as well as a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction costs and ongoing remodel costs.

General and administrative expenses increased in the first quarter of fiscal 1999 compared to fiscal 1998 as a result of increased costs related to Year 2000 initiatives, additional staff and support as the Company continues the expansion of its restaurant concepts, and increased fiscal 1999 profit sharing accruals based on the Company's continued strong performance.

Interest expense decreased due to reduced borrowings on the Company's credit facilities and an increase in the construction-in-progress balances subject to interest capitalization.

Other, net decreased compared to the first quarter of fiscal 1998. Other, net was negatively impacted by the almost complete liquidation of the marketable securities portfolio in the last half of fiscal 1998 resulting in a reduction of income earned, which in fiscal 1998 was partially offset by the Company's share of net losses in equity method investees. The proceeds from liquidation were used to fund a portion of the Company's stock repurchase plan. As of September 23, 1998, the marketable securities portfolio has been fully liquidated.

INCOME TAXES

The Company's effective income tax rate was 34.7% for the first quarter of fiscal 1999 compared to 34.5% for the same period of fiscal 1998. The fiscal 1999 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income increased 26.1% compared to the first quarter of fiscal 1998. The increase in net income was due to an increase in revenues as a result of increases in average weekly sales and sales weeks and a decrease in restaurant expenses, depreciation and amortization, and interest expense. Diluted net income per share increased 24.0% from $0.25 for the first quarter of 1998 to $0.31 for the first quarter of fiscal 1999. Diluted weighted average shares outstanding for the first quarter increased 1.0% compared to the prior year period due to the effect of stock option exercises, partially offset by treasury stock repurchases.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The  working capital deficit increased from $92.6 million  at  June
24, 1998 to $103.5 million at September 23, 1998, and net cash provided by operating activities increased to $82.1 million for the first quarter of fiscal 1999 from $33.5 million during the same period in fiscal 1998 due to increased profitability and the timing of operational receipts and payments.

Long-term debt outstanding at September 23, 1998 consisted of $85.7 million of unsecured senior notes, $70 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $363.5 million. At September 23, 1998, the Company had $283.2 million in available funds from credit facilities.

During fiscal 1998, the Company entered into an equipment leasing facility for up to $55.0 million, of which funding commitments of $47.5 million have been obtained. As of September 23, 1998, $32.7 million of the leasing facility has been utilized, including a net funding of $8.3 million in fiscal 1999. The remaining facility balance will be used to lease new equipment in fiscal 1999.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $51.1 million for the first quarter of fiscal 1999 as compared to $26.8 million in the first quarter of fiscal 1998. The increase in capital expenditures compared to the first quarter of 1998 is due mainly to an increase in the number of stores being constructed or opened during the first quarter of fiscal 1999 and a reduction in the amount of new restaurant furniture and equipment funded by the equipment leasing facility. The Company estimates that its capital expenditures during the second quarter will approximate $65 million. These capital expenditures will be funded from internal operations, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that there are sufficient funds available to it under the lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

YEAR 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its domestic reprogramming will be completed by December 31, 1998, and testing efforts will be substantially concluded by March 31, 1999.
Further validation through testing will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 ready prior to the end of the 1999 calendar year.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them.

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. Furthermore, information has been provided to all franchise business partners regarding the potential business risks associated with the Year 2000 issue. Based upon questionnaires received from the franchise business partners, the Company has assessed the Year 2000 readiness of these business partners and is creating action plans to address the identified risks. The Company is currently assessing the Year 2000 readiness of its joint venture partners.

The Company anticipates that it will have substantially completed an inventory of all information technology and non-information technology equipment by December 31, 1998, and will then address the Year 2000 readiness of such equipment.

The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, is expected to cost approximately $6 million from inception in calendar year 1997 through completion in calendar year 1999. Of these costs, approximately $750,000 was incurred through June 24, 1998. Approximately $3.5 million is expected to be incurred in fiscal
1999, with the remaining $1.75 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

The Company does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors and franchise partners, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. Furthermore, any such unforeseen occurrences, if combined with failures of other third parties or in the public infrastructure, could have a material adverse effect on the Company's results of operations, financial condition, and/or cash flows. Consequently, there can be no assurance that the forward-looking estimates contained herein will be achieved and the actual cost could differ materially from the projections contained herein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to US and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of September 23, 1998 would be immaterial.

The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for the Company's fiscal 1999 annual financial statements. The adoption of this standard will have no impact on the Company's consolidated results of operations, financial position, or cash flow.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions by the first quarter of fiscal 2000. At that time, the Company will be required to change the method currently used to account for preopening costs. The application of SOP 98-5 will result in deferred preopening costs on the Company's consolidated balance sheet as of the date of adoption, net of related tax effects, being charged to operations as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for preopening costs, the subsequent costs of start-up activities will be expensed as incurred. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods. As of September 23, 1998, the balance of deferred preopening costs, net of related tax effects, is approximately $6.3 million. However, the ultimate impact of adopting SOP 98-5 on the accounting for preopening costs is contingent upon the number of future restaurant openings and thus, cannot be reasonably estimated at this time.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for the Company's first quarter financial statements in fiscal 2000. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the seasonality of the Company's business, governmental regulations, inflation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, impact of the Year 2000, availability of employees, or weather and other acts of God.


PART II.  OTHER INFORMATION



Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.

     (a) Financial Data Schedule as of and for the 13-week period ended September 23, 1998.

     (b) Restated Financial Data Schedule as of and for the 13-week period ended September 24, 1997.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BRINKER INTERNATIONAL, INC.


Date:  November 4, 1998  By:___________________________________________
                               Ronald A. McDougall, President and
                               Chief Executive Officer
                               (Duly Authorized Signatory)



Date:  November 4, 1998  By:____________________________________________
                               Russell G. Owens, Executive Vice President
                               and Chief Financial and Strategic Officer
                               (Principal Financial and Accounting Officer)