Form 10-Q
period 1998-12-23
BRINKER INTERNATIONAL INC
filed 1999-02-04
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 23, 1998

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

Yes   X   No

Number of shares of common stock of registrant outstanding at December 23, 1998: 65,932,131



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           December 23, 1998 (Unaudited) and June 24, 1998   3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and twenty-six week
           periods ended December 23, 1998
           and December 24, 1997                                 5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Twenty-six week periods ended
           December 23, 1998 and December 24, 1997               6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                      7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8 - 13

Part II - Other Information                                14 - 15




PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                        December 23,    June 24,
                                            1998           1998
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    22,629     $   9,382
 Accounts Receivable                         19,031        18,789
 Inventories                                 15,291        13,774
 Prepaid Expenses                            40,280        36,576
 Deferred Income Taxes                        2,420         3,250
 Other                                        1,949         2,007

     Total Current Assets                   101,600        83,778

Property and Equipment, at Cost:
 Land                                       160,730       145,900
 Buildings and Leasehold Improvements       601,157       541,403
 Furniture and Equipment                    326,753       310,849
 Construction-in-Progress                    44,682        48,245
                                          1,133,322     1,046,397
 Less Accumulated Depreciation
  and Amortization                          371,305       337,825

     Net Property and Equipment             762,017       708,572

Other Assets:
 Goodwill                                    75,217        76,330
 Other                                      118,588        98,984

     Total Other Assets                     193,805       175,314

     Total Assets                       $ 1,057,422     $ 967,664

                                                (continued)



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                        December 23,     June 24,
                                            1998           1998
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635     $  14,618
 Accounts Payable                            79,895        75,878
 Accrued Liabilities                         96,759        85,852

  Total Current Liabilities                 191,289       176,348

Long-term Debt, Less Current Installments   187,616       147,288
Deferred Income Taxes                        10,226         8,254
Other Liabilities                            41,651        42,035
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 65,932,131 Shares
  Outstanding at December 23, 1998, and
  78,150,054 Shares Issued and 65,926,032
  Shares Outstanding at June 24, 1998         7,815         7,815
 Additional Paid-In Capital                 275,625       276,380
 Retained Earnings                          503,112       464,083
                                            786,552       748,278
 Less Treasury Stock, at Cost (12,217,923
  shares at December 23, 1998 and 12,224,022
   shares at June 24, 1998)                 159,912       154,539
  Total Shareholders' Equity                626,640       593,739

  Total Liabilities and Shareholders'
   Equity                               $ 1,057,422     $ 967,664


See accompanying notes to condensed consolidated financial statements.



                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                            13 Week Periods Ended            26 Week Periods Ended
                       Dec. 23, 1998   Dec. 24, 1997      Dec. 23,1998  Dec. 24, 1997

Revenues                 $  443,975     $  374,502         $  876,076    $  750,465

Costs and Expenses:
 Cost of Sales              121,834        101,843            239,594       204,536
 Restaurant Expenses        244,904        208,890            481,249       415,010
 Depreciation and
  Amortization               22,519         21,967             44,222        43,682
 General and
  Administrative             22,200         18,353             43,551        34,920
 Interest Expense             2,327          3,114              4,389         6,853
 Other, Net                   2,315            (63)             3,303          (157)

  Total Costs and
  Expenses                  416,099        354,104            816,308       704,844

Income Before Provision
 for Income Taxes            27,876         20,398             59,768        45,621

Provision for Income Taxes    9,673          7,037             20,739        15,739

   Net Income            $   18,203     $   13,361         $   39,029    $   29,882


Basic Net Income Per
 Share                   $     0.28     $     0.20         $     0.59    $     0.46

Diluted Net Income Per
 Share                   $     0.27     $     0.20         $     0.58    $     0.45

Basic Weighted Average
 Shares Outstanding          65,608         65,593             65,691        65,460

Diluted Weighted Average
 Shares Outstanding          67,781         66,925             67,688        66,807

See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                              26 Week Periods Ended
                                           December 23,   December 24,
                                               1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 39,029      $ 29,882
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
     Property and Equipment                   36,758        35,348
   Amortization of Goodwill and Other Assets   7,464         8,334
   Deferred Income Taxes                       2,802         2,123
   Changes in Assets and Liabilities:
      Receivables                               (235)       (2,448)
      Inventories                             (1,517)       (1,265)
      Prepaid Expenses                        (3,704)       (3,672)
      Other Assets                            (6,568)       (6,254)
      Accounts Payable                         4,017        (9,431)
      Accrued Liabilities                     10,907         7,284
      Other Liabilities                         (384)        7,526
   Other                                           -           151

   Net Cash Provided by Operating Activities  88,569        67,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment          (90,203)      (83,162)
Payment for Purchase of Restaurants                -        (2,700)
Net Proceeds from Sale-Leasebacks                  -       125,995
Proceeds from Sales of Marketable Securities      51        17,369
Investments in Equity Method Investees        (3,509)            -
Net Advances to Affiliates                   (15,878)       (4,824)
Additions to Other Assets                          -        (5,175)

      Net Cash (Used in) Provided by
      Investing Activities                  (109,539)       47,503

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) on Credit
  Facilities                                  40,505      (115,000)
Payments of Long-term debt                      (160)         (251)
Proceeds from Issuances of Common Stock       11,893         2,285
Purchases of Treasury Stock                  (18,021)         (594)

      Net Cash Provided by (Used in)
      Financing Activities                    34,217      (113,560)

Net Increase in Cash and Cash Equivalents     13,247         1,521
Cash and Cash Equivalents at Beginning
 of Period                                     9,382        23,194
Cash and Cash Equivalents at End
 of Period                                  $ 22,629      $ 24,715

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized        $  3,994      $  8,552
Income Taxes                                $ 24,375      $ 18,418

See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



1. Basis of Presentation

    The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 23, 1998 and June 24, 1998 and for the thirteen week and twenty-six week periods ended December 23, 1998 and December 24, 1997 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, Eatzi's Market & Bakery ("Eatzi's"), Wildfire, and Big Bowl. The Company owns an equity interest in the Eatzi's, Big Bowl, and Wildfire restaurant concepts.

  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant
to   such   rules  and  regulations.  The  notes  to  the   condensed
consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the
June  24,  1998  Form   10-K. Company management  believes  that  the
disclosures are sufficient for interim financial reporting purposes.

  Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with current year presentation.

2. Shareholders' Equity

   On January 27, 1998, the Board of Directors approved a plan to repurchase up to $50 million of the Company's common stock. On January 21, 1999, the Board of Directors authorized an increase in the share repurchase program by an additional $35.0 million. Repurchases will be made from time to time whenever market conditions warrant. Under this plan, the Company repurchased $35.0 million (1,803,500 shares) of its common stock in accordance with applicable securities regulations. The repurchased common stock may be used by the Company to satisfy obligations under its savings and stock option plans and for other corporate purposes.

3. Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the thirteen week and twenty-six week periods ended December 23, 1998 is equal to net income as reported. Comprehensive income for the thirteen week and twenty-six week periods ended December 24, 1997 is substantially equal to net income as reported.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated statements of income.

                            13 Week Periods Ended             26 Week Periods Ended
                         Dec. 23, 1998  Dec. 24, 1997    Dec. 23, 1998  Dec. 24,1997

Revenues                      100.0%        100.0%            100.0%         100.0%

Costs and Expenses:
 Cost of Sales                 27.4%         27.2%             27.4%          27.2%
 Restaurant Expenses           55.2%         55.7%             54.9%          55.3%
 Depreciation and Amortization  5.1%          5.9%              5.0%           5.8%
 General and Administrative     5.0%          4.9%              5.0%           4.7%
 Interest Expense               0.5%          0.8%              0.5%           0.9%
 Other, Net                     0.5%          0.0%              0.4%           0.0%

  Total Costs and Expenses     93.7%         94.5%             93.2%          93.9%

Income Before Provision
 for Income Taxes               6.3%          5.5%              6.8%           6.1%

Provision for Income
 Taxes                          2.2%          1.9%              2.3%           2.1%

   Net Income                   4.1%          3.6%              4.5%           4.0%

The following table details the number of restaurant openings during the second quarter and year-to-date, as well as total restaurants open at the end of the second quarter.


                                                              Total Open at End
               2nd Quarter Openings   Year-to-Date Openings   of Second Quarter
                 Fiscal     Fiscal      Fiscal      Fiscal      Fiscal   Fiscal
                  1999       1998        1999        1998        1999     1998

Chili's:
  Company-owned     5          6           15         13          429      406
  Franchised       11          4           15         12          174      153
     Total         16         10           30         25          603      559
Macaroni Grill:
  Company-owned     3          5            8          8          119      105
  Franchised       --         --           --         --            2        2
     Total          3          5            8          8          121      107
On The Border:
  Company-owned     2          5            7         10           57       44
  Franchised        2          2            5          3           20       10
     Total          4          7           12         13           77       54

Cozymel's           1         --            1         --           13       12

Maggiano's          2          1            3          2           10        7

Corner Bakery      11          6           15          7           45       22

Eatzi's             1         --            2          1            5        2

Wildfire           --         --            1         --            2        1

Big Bowl            2         --            2         --            4        2

 Grand total       40         29           74         56          880      766



REVENUES

Revenues for the second quarter of fiscal 1999 increased to $444.0 million, 18.6% over the $374.5 million generated for the same quarter of fiscal 1998. Revenues for the twenty-six week period ended December 23, 1998 rose 16.7% to $876.1 million from the $750.5 million generated for the same period of fiscal 1998. The increase is primarily attributable to a net increase of 77 Company-owned restaurants since December 24, 1997 and an increase in average weekly sales for both the second quarter and year-to-date of fiscal 1999 compared to fiscal 1998. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 1999 by 12.6% and 12.2%, respectively, compared to the respective prior year periods. Average weekly sales at Company-owned stores increased 5.0% and 3.8% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1998. On a concept basis, average weekly sales increased for the quarter and year-to-date compared to the same periods of fiscal 1998 by 6.6% and 4.9% at Chili's and 5.5% and 5.0% at Macaroni Grill and declined by 0.4% and 1.8% at On The Border, respectively.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased for the second quarter and year-to-date of fiscal 1999 as compared to the respective periods for fiscal 1998. Unfavorable commodity prices for poultry and dairy were partially offset by favorable product mix changes as well as improved purchasing leverage.

Restaurant expenses decreased on both a comparative second quarter and year-to-date basis primarily due to leverage from average weekly sales increases on fixed costs. The decreases were partially offset by an increase in rent expense due to sale-leaseback transactions which occurred in fiscal 1998 and the utilization of the equipment leasing facility.

Depreciation and amortization decreased for both the second quarter and year-to-date of fiscal 1999. Depreciation and amortization decreases resulted from the impact of sale-leaseback transactions which occurred in fiscal 1998 and the utilization of the equipment leasing facility, as well as a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction costs and ongoing remodel costs.

General and administrative expenses increased for both the second quarter and year-to-date of fiscal 1999 compared to the respective periods in fiscal 1998 as a result of increased costs related to Year 2000 initiatives, additional staff and support as the Company continues the expansion of its restaurant concepts, and increased fiscal 1999 profit sharing accruals based on the Company's continued strong performance.

Interest expense decreased in both the second quarter and year-to-date due to reduced borrowings compared with fiscal 1998 on the Company's credit facilities and an increase in the construction-in-progress balances subject to interest capitalization.

Other, net increased for both the second quarter and year-to-date of fiscal 1999 as compared to the respective periods in fiscal 1998. Other, net was negatively impacted by the almost complete liquidation of the marketable securities portfolio in the last half of fiscal 1998 to fund a portion of the Company's repurchase plan. This liquidation resulted in a reduction of income earned, which in fiscal 1998 was partially offset by the Company's share of net losses in equity method investees. As of December 23, 1998, the marketable securities portfolio has been fully liquidated.

In addition, other, net increased on both a second quarter and year-to-date basis due to the Company's share of net loss in Eatzi's. During the second quarter of fiscal 1999, the Company recorded approximately $1.1 million related to the decision made by Eatzi's
management  to abandon development on two restaurant  sites.   This
decision was made in conjunction with a strategic plan which includes slowing development in order to refine and strengthen the concept. The types of costs recorded primarily include site specific development costs and accrual of costs to exit lease obligations.

INCOME TAXES

The Company's effective income tax rate was 34.7% for the second quarter and year-to-date of fiscal 1999 compared to 34.5% for the same periods of fiscal 1998. The fiscal 1999 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income increased 36.2% and 30.6%, respectively, for the second quarter and year-to-date of fiscal 1999 compared to the respective periods of fiscal 1998. The increase in net income was due to an increase in revenues as a result of increases in average weekly sales and sales weeks and a decrease in restaurant expenses, depreciation and amortization, and interest expense mentioned above. Diluted net income per share was $0.27 and $0.58, respectively, for the second quarter and year-to-date periods of fiscal 1999 compared to $0.20 and $0.45, respectively, for the same periods of fiscal 1998. Diluted weighted average shares outstanding for the second quarter increased 1.3% compared to the prior year period due to the effect of stock option exercises, partially offset by treasury stock repurchases.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The  working capital deficit decreased from $92.6 million  at  June
24, 1998 to $89.7 million at December 23, 1998, and net cash provided by operating activities increased to $88.6 million for the first half of fiscal 1999 from $67.6 million during the same period in fiscal 1998 due to increased profitability and the timing of operational receipts and payments.

Long-term debt outstanding at December 23, 1998 consisted of $85.7 million of unsecured senior notes, $100 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $363.5 million. At December 23, 1998, the Company had $253.3 million in available funds from credit facilities.

During fiscal 1998, the Company entered into an equipment leasing facility for up to $55.0 million, of which funding commitments of $47.5 million have been obtained. As of December 23, 1998, $41.9 million of the leasing facility has been utilized, including a net funding of $17.5 million in fiscal 1999. The remaining facility balance will be used to lease new equipment in fiscal 1999.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $90.2 million for the first half of fiscal 1999 as compared to $83.2 million for the same period of fiscal 1998. The increase in capital expenditures compared to the first half of fiscal 1998 is due mainly to an increase in the number of stores being constructed or opened during the first half of fiscal 1999 as compared to the respective period in fiscal 1998. The Company estimates that its capital expenditures during the third quarter will approximate $50.0 million. These capital expenditures will be funded from internal operations, build-to-suit lease agreements with landlords, the equipment leasing facility, and drawdowns on the Company's available lines of credit.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and strong internal cash generating capabilities to adequately manage the expansion of business.

YEAR 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's domestic reprogramming has been substantially completed and testing efforts will be substantially concluded by June 30, 1999. The Company expects that all mission-critical systems will be Year 2000 ready prior to September 30, 1999.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them.

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans (including continued efforts to evaluate Year 2000 readiness of existing vendors or identification of alternative vendors) are being developed.

Based upon questionnaires returned by the Company's franchise business partners and direct communications with the Company's joint venture business partners, the Company has assessed the Year 2000 readiness of these business partners and has implemented an action plan involving direct communication and the sharing of information regarding the potential business risks associated with the Year 2000 issue.

The Company has substantially completed an inventory of all information technology and non-information technology equipment and is assessing the Year 2000 readiness of such equipment. This assessment is expected to be complete by March 31, 1999. Based upon results of the assessment, all mission-critical equipment that is not Year 2000 ready will be fixed or upgraded.

The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $6 million (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1997 through completion in calendar year 1999. Of these costs, approximately $750,000 was incurred during fiscal 1998, and approximately $900,000 was incurred through the first half of fiscal 1999. Approximately $2.6 million is expected to be incurred in the remainder of fiscal
1999, with the remaining $1.75 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

The Company anticipates timely completion of the internal Year 2000 readiness efforts and does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, if unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans which will need to be performed in the event of internal systems failures. The contingency plans are expected to be completed by July 31, 1999, but will be modified as additional information regarding possible internal systems failures becomes available. Although the questionnaires and other communications received by the Company from its significant vendors have not disclosed any material Year 2000 issues, there is no assurance that these vendors will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by significant vendors could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its significant vendors to be Year 2000 ready as part of its ongoing contingency planning.

In the worst case reasonably to be expected, some of the Company's internal systems or equipment may fail to operate properly, and some of its significant vendors may fail to perform effectively or may fail to timely or completely deliver products. In those circumstances, the Company expects to be able to conduct necessary business operations and to obtain necessary products from alternative vendors, and business operations would generally continue; however, there would be some disruption which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Similarly, if the Company's franchise and joint venture business partners sustain disruptions in their business operations, there could be a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has no basis upon which to reasonably analyze the direct or indirect effects on its guests from Year 2000 issues or experiences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 23, 1998 would be immaterial.

The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions by the first quarter of fiscal 2000. At that time, the Company will be required to change the method currently used to account for preopening costs. The application of SOP 98-5 will result in deferred preopening costs on the Company's consolidated balance sheet as of the date of adoption, net of related tax effects, being charged to operations as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for preopening costs, the subsequent costs of start-up activities will be expensed as incurred. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods. As of December 23, 1998, the balance of deferred preopening costs, net of related tax effects, is approximately $6.9 million. However, the ultimate impact of adopting SOP 98-5 on the accounting for preopening costs is contingent upon the number of future restaurant openings and thus, cannot be reasonably estimated at this time.

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


PART II.  OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 18, 1998 for the Annual Meeting of Shareholders held on October 29, 1998, as filed with the Securities and Exchange Commission on September 18, 1998, is incorporated herein by reference.

     (a) The Annual Meeting of Shareholders of the Company was held on October 29, 1998.

     (b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

     Number of Affirmative Votes Cast       Number of Withhold Authority
                                                      Votes Cast

           58,718,353                                  767,767

      (c) The following matter was also voted upon at the meeting and approved by the shareholders:

          (i)  approval of the Company's Stock Option and Incentive Plan

     Number of Affirmative Votes Cast         Number of Negative Votes Cast

              30,230,177                                23,737,941

                      Number of Abstain Votes Cast

                              71,924


Item 6: EXHIBITS

Exhibit 27  Financial Data Schedule.  Filed with EDGAR version.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BRINKER INTERNATIONAL, INC.


Date:  February 4, 1999        By:__________________________________
                                  Ronald A. McDougall, Vice Chairman
                                  and Chief Executive Officer
                                  (Duly Authorized Signatory)



Date:  February 4, 1999        By:__________________________________
                                  Russell G. Owens, Executive Vice
                                  President and Chief Financial
                                  and Strategic Officer
                                  (Principal Financial and Accounting
                                   Officer)