Form 10-Q
period 1999-03-24
BRINKER INTERNATIONAL INC
filed 1999-05-04
CIK 703351

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 24, 1999

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

Yes   X   No

Number of shares of common stock of registrant outstanding at March 24, 1999: 66,536,029



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           March 24, 1999 (Unaudited) and June 24, 1998   3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and thirty-nine
           week periods ended March 24, 1999
           and March 25, 1998                                 5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirty-nine week periods ended
           March 24, 1999 and March 25, 1998                  6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)              7 -  8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations 9 - 15


Part II - Other Information                             16 - 17




PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                         March 24,      June 24,
                                            1999           1998
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    16,732     $   9,382
 Accounts Receivable                         19,092        18,789
 Inventories                                 15,012        13,774
 Prepaid Expenses                            42,510        36,576
 Deferred Income Taxes                        1,971         3,250
 Other                                        5,799         2,007

     Total Current Assets                   101,116        83,778

Property and Equipment, at Cost:
 Land                                       165,675       145,900
 Buildings and Leasehold Improvements       630,966       541,403
 Furniture and Equipment                    336,903       310,849
 Construction-in-Progress                    41,482        48,245
                                          1,175,026     1,046,397
 Less Accumulated Depreciation
  and Amortization                          388,051       337,825

     Net Property and Equipment             786,975       708,572

Other Assets:
 Goodwill                                    74,661        76,330
 Other                                      114,247        98,984

     Total Other Assets                     188,908       175,314

     Total Assets                       $ 1,076,999     $ 967,664

                                                (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                         March 24,       June 24,
                                            1999           1998
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635     $  14,618
 Accounts Payable                            77,135        75,878
 Accrued Liabilities                         93,280        85,852

  Total Current Liabilities                 185,050       176,348

Long-term Debt, Less Current Installments   187,537       147,288
Deferred Income Taxes                        11,294         8,254
Other Liabilities                            41,135        42,035
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
 Shares; $1.00 Par Value; No Shares Issued       -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 66,536,029 Shares
  Outstanding at March 24, 1999, and
  78,150,054 Shares Issued and 65,926,032
  Shares Outstanding at June 24, 1998         7,815         7,815
 Additional Paid-In Capital                 275,896       276,380
 Retained Earnings                          524,257       464,083
                                            807,968       748,278
 Less Treasury Stock, at Cost (11,614,025
  shares at March 24, 1999 and 12,224,022
  shares at June 24, 1998)                  155,985       154,539
  Total Shareholders' Equity                651,983       593,739

  Total Liabilities and Shareholders'
   Equity                               $ 1,076,999     $ 967,664



See accompanying notes to condensed consolidated financial statements.



                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)


                          13 Week Periods Ended            39 Week Periods Ended
                       Mar. 24, 1999   Mar. 25, 1998     Mar. 24, 1999   Mar. 25, 1998
Revenues                  $  459,192   $  401,002        $ 1,335,268    $ 1,151,467

Costs and Expenses:
 Cost of Sales               123,901      108,480            363,495        313,016
 Restaurant Expenses         253,165      222,318            734,414        637,328
 Depreciation and
  Amortization                23,083       21,329             67,305         65,011
 General and
  Administrative              22,890       21,042             66,441         55,962
 Interest Expense              2,375        2,100              6,764          8,953
 Other, Net                    1,396        1,107              4,699            950

  Total Costs and
  Expenses                   426,810      376,376          1,243,118      1,081,220

Income Before Provision
 for Income Taxes             32,382       24,626             92,150         70,247

Provision for Income Taxes    11,237        8,496             31,976         24,235

   Net Income             $   21,145   $   16,130         $   60,174    $    46,012


Basic Net Income Per
 Share                    $     0.32   $     0.24         $     0.91    $      0.70

Diluted Net Income Per
Share                     $     0.31   $     0.24         $     0.88    $      0.69

Basic Weighted Average
   Shares Outstanding         66,316       65,894             65,899         65,694

Diluted Weighted Average
   Shares Outstanding         68,852       67,596             68,073         67,160


See accompanying notes to condensed consolidated financial statements.


                         BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                39 Week Periods Ended
                                              March 24,      March 25,
                                                1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $ 60,174      $ 46,012
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
   Depreciation and Amortization of
     Property and Equipment                      55,636        52,607
   Amortization of Goodwill and Other Assets     11,669        12,404
   Deferred Income Taxes                          4,319         3,693
     Changes in Assets and Liabilities:
      Receivables                                   354         3,739
      Inventories                                (1,238)       (1,107)
      Prepaid Expenses                           (5,981)       (4,400)
      Other Assets                               (6,899)       (8,284)
      Accounts Payable                            1,257        (3,348)
      Accrued Liabilities                         7,428        14,839
      Other Liabilities                            (900)        9,037

   Net Cash Provided by Operating Activities    125,819       125,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment            (134,039)     (114,569)
Net Proceeds from Sale-Leasebacks                     -       125,961
Proceeds from Sales of Marketable Securities         51        23,537
Investments in Equity Method Investees           (4,479)      (23,200)
Net Advances to Affiliate                       (18,338)       (5,710)
Additions to Other Assets                             -        (6,850)

  Net Cash Used in Investing Activities        (156,805)         (831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) on Credit Facilities   40,505      (125,000)
Payments of Long-term debt                         (239)         (320)
Proceeds from Issuances of Common Stock          24,011         7,231
Purchases of Treasury Stock                     (25,941)       (1,257)

   Net Cash Provided by (Used in)
    Financing Activities                         38,336      (119,346)

Net Increase in Cash and Cash Equivalents         7,350         5,015
Cash and Cash Equivalents at Beginning
 of Period                                        9,382        23,194
Cash and Cash Equivalents at End
 of Period                                     $ 16,732     $  28,209

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized           $  4,425     $   9,996
Income Taxes                                   $ 33,764     $  26,204

See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

    The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 24, 1999 and June 24, 1998 and for the thirteen week and thirty-nine week periods ended March 24, 1999 and March 25, 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The Company owns and operates or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Cafe ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery, Eatzi's Market & Bakery ("Eatzi's"), Wildfire, and Big Bowl. The Company owns an equity interest in the Eatzi's, Big Bowl, and Wildfire restaurant concepts.

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

2.  Shareholders' Equity

   On January 27, 1998, the Board of Directors approved a plan to repurchase up to $50.0 million of the Company's common stock. On January 21, 1999, the Board of Directors authorized an increase in the share repurchase program by an additional $35.0 million. Repurchases will be made from time to time whenever market conditions warrant. Under this plan, the Company repurchased $43.0 million (2,105,592 shares) of its common stock in accordance with applicable securities regulations. The repurchased common stock may be used by the Company to satisfy obligations under its savings and stock option plans and for other corporate purposes.

3.  Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the thirteen week and thirty-nine week periods ended March 24, 1999 is equal to net income as reported. Comprehensive income for the thirteen week and thirty-nine week periods ended March 25, 1998 is substantially equal to net income as reported.

4.  Related Party Transaction

   The Company has notes receivable from Eatzi's Corporation of approximately $20.6 million at March 24, 1999 and $2.2 million at June 24, 1998. Approximately $4.5 million of the notes receivable balance is convertible into voting common stock of Eatzi's Corporation at the option of the Company and matures on May 14, 1999. The remaining notes receivable balance matures on the earlier of October 31, 2000 or on the date of an initial public offering by Eatzi's. Interest income earned on these notes during both year-to-date fiscal 1999 and 1998 was $.9 million. The investment and notes receivable are included in other assets in the accompanying condensed consolidated balance sheets, excluding the convertible note receivable which is included in other current assets.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated statements of income.

                               13 Week Periods Ended            39 Week Periods Ended
                            Mar. 24, 1999  Mar. 25, 1998     Mar. 24, 1999  Mar. 25,1998
Revenues                       100.0%         100.0%           100.0%         100.0%

Costs and Expenses:
 Cost of Sales                  27.0%          27.1%            27.2%          27.2%
 Restaurant Expenses            55.1%          55.4%            55.0%          55.3%
 Depreciation and Amortization   5.0%           5.3%             5.0%           5.6%
 General and Administrative      5.0%           5.2%             5.0%           4.9%
 Interest Expense                0.5%           0.6%             0.5%           0.8%
 Other, Net                      0.3%           0.3%             0.4%           0.1%

  Total Costs and Expenses      92.9%          93.9%            93.1%          93.9%

Income Before Provision
 for Income Taxes                7.1%           6.1%             6.9%           6.1%

Provision for Income
 Taxes                           2.5%           2.1%             2.4%           2.1%

   Net Income                    4.6%           4.0%             4.5%           4.0%

The following table details the number of restaurant openings during the third quarter and year-to-date, as well as total restaurants open at the end of the third quarter.

                                                                   Total Open at End
                   3rd Quarter Openings    Year-to-Date Openings   of Third Quarter
                   Fiscal      Fiscal      Fiscal       Fiscal     Fiscal    Fiscal
                    1999        1998        1999         1998       1999      1998
Chili's:
  Company-owned        5           3          20           16        433       408
  Franchised           7           3          22           15        181       155
     Total            12           6          42           31        614       563
Macaroni Grill:
  Company-owned        5           6          13           14        124       111
  Franchised           1          --           1           --          3         2
     Total             6           6          14           14        127       113
On The Border:
  Company-owned        8           4          15           14         65        48
  Franchised           1           3           6            6         21        13
     Total             9           7          21           20         86        61

Cozymel's             --          --           1           --         13        12

Maggiano's            --          --           3            2         10         7

Corner Bakery          4          --          19            7         49        22

Eatzi's                1          --           3            1          6         2

Big Bowl              --          --           2           --          4         2

Wildfire              --          --           1           --          2         1

   Grand total        32          19         106           75        911       783



REVENUES

Revenues for the third quarter of fiscal 1999 increased to $459.2 million, 14.5% over the $401.0 million generated for the same quarter of fiscal 1998. Revenues for year-to-date fiscal 1999 rose 16.0% to $1,335.3 million from the $1,151.5 million generated for the same period of fiscal 1998. The increases are primarily attributable to a net increase of 86 Company-owned restaurants since March 25, 1998 and an increase in average weekly sales for both the third quarter and year-to-date of fiscal 1999 compared to fiscal 1998. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 1999 by 12.9% and 12.4%, respectively, compared to the respective prior year periods. Average weekly sales increased for the quarter and year-to-date compared to the same periods of fiscal 1998 by 3.1% and 4.3% at Chili's and 1.4% and 3.7% at Macaroni Grill and declined by 1.6% and 1.7% at On The Border, respectively.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the third quarter and remained flat for year-to-date of fiscal 1999 as compared to the respective periods for fiscal 1998. Improved purchasing leverage, product mix changes as well as favorable commodity prices for meat and seafood drove the decrease in cost of sales for the quarter. These favorable variances were partially offset by unfavorable commodity prices for poultry and dairy in both the third quarter and year-to-date.

Restaurant expenses decreased on both a comparative third quarter and year-to-date basis primarily due to leverage from average weekly sales increases on fixed costs. In addition, labor cost improved slightly due to lower management turnover and increased productivity which helped to offset higher wage costs.

Depreciation and amortization decreased for both the third quarter and year-to-date of fiscal 1999. Depreciation and amortization decreases resulted from the continued utilization of the equipment leasing facility, as well as a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction costs and ongoing remodel costs. Depreciation and amortization decreases for year-to-date fiscal 1999 also resulted from the impact of sale-leaseback transactions which occurred in the second quarter of fiscal 1998.

General and administrative expenses decreased for the third quarter and increased for year-to-date of fiscal 1999 compared to the respective periods in fiscal 1998. Third quarter expenses were positively affected by the leverage generated from the increase in total revenues, partially offset by increased costs related to Year 2000 initiatives, additional staff and support as the Company continues the expansion of its restaurant concepts, and increased fiscal 1999 profit sharing accruals based on the Company's continued strong performance. The year-to-date increase was affected by increased costs related to additional staff and support and increased fiscal 1999 profit sharing accruals.

Interest expense decreased in both the third quarter and year-to-date of fiscal 1999 due to a favorable interest rate environment for the Company's credit facility borrowings compared with fiscal 1998 and an increase in the construction-in-progress balances subject to interest capitalization.

Other, net remained flat for the third quarter and increased for year-to-date of fiscal 1999 as compared to the respective periods in fiscal 1998. Other, net for year-to-date fiscal 1999 was negatively impacted by the almost complete liquidation of the marketable securities portfolio in the last half of fiscal 1998 to fund a portion of the Company's share repurchase plan. This liquidation resulted in a reduction of income earned, which in fiscal 1998 was partially offset by the Company's share of net losses in equity method investees. As of March 24, 1999, the marketable securities portfolio has been fully liquidated. Other, net for the third quarter of fiscal 1999 remained flat resulting from the increase in the Company's share of net losses in equity method investees in the third quarter of fiscal 1999 being offset by the third quarter fiscal 1998 write-off of its equity investment in a joint venture which operates Chili's franchises in Southeast Asia.

In addition, other, net was negatively impacted on both a third quarter and year-to-date basis by the Company's share of net loss in Eatzi's. During the second quarter of fiscal 1999, the Company recorded approximately $1.1 million related to the decision made by Eatzi's management to abandon development on two restaurant sites. This decision was made in conjunction with a strategic plan which included slowing development in order to refine and strengthen the concept. The types of costs recorded primarily included site specific development costs and costs to exit lease obligations.

INCOME TAXES

The Company's effective income tax rate was 34.7% for the third quarter and year-to-date of fiscal 1999 compared to 34.5% for the same periods of fiscal 1998. The fiscal 1999 effective income tax rate has increased primarily as a result of a decreased dividends received deduction resulting from the liquidation of the Company's marketable securities portfolio.

NET INCOME AND NET INCOME PER SHARE

Net income increased 31.1% and 30.8%, respectively, for the third quarter and year-to-date of fiscal 1999 compared to the respective periods of fiscal 1998. The increase in net income for the third quarter was due to an increase in revenues as a result of increases in average weekly sales and sales weeks and decreases in cost of sales, restaurant expenses, depreciation and amortization, general and administrative, and interest expense mentioned above. The increase in net income for year-to-date was due to an increase in revenues as a result of increases in average weekly sales and sales weeks and a decrease in restaurant expenses, depreciation and amortization, and interest expense mentioned above. Diluted net income per share was $0.31 and $0.88, respectively, for the third quarter and year-to-date periods of fiscal 1999 compared to $0.24 and $0.69, respectively, for the same periods of fiscal 1998. Diluted weighted average shares outstanding for the third quarter and year-to-date of fiscal 1999 increased 1.9% and 1.4%, respectively, compared to the respective periods of fiscal 1998 due to the effect of stock option exercises, partially offset by treasury stock repurchases.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by raising menu prices.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $92.6 million at June 24, 1998 to $83.9 million at March 24, 1999, and net cash provided by operating activities increased to $125.8 million for the first three quarters of fiscal 1999 from $125.2 million during the same period in fiscal 1998 due to increased profitability partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at March 24, 1999 consisted of $85.7 million of unsecured senior notes, $100.0 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $363.1 million. At March 24, 1999, the Company had $253.3 million in available funds from credit facilities.

During fiscal 1998, the Company entered into an equipment leasing facility for up to $55.0 million. As of March 24, 1999, $47.5 million of the leasing facility has been utilized, including a net funding of $23.1 million in fiscal 1999. The Company does not intend to further utilize this facility.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $134.0 million for the first three quarters of fiscal 1999 as compared to $114.6 million for the same period of fiscal 1998. The increase in capital expenditures compared to the first three quarters of fiscal 1998 is due mainly to an increase in the number of stores being constructed or opened during the first three quarters of fiscal 1999 as compared to the respective period in fiscal 1998. The Company estimates that its capital expenditures during the fourth quarter will approximate $50 million. These capital expenditures will be funded from internal operations, build-to-suit lease agreements with landlords, and drawdowns on the Company's available lines of credit.

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

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's critical vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. To the extent that vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans (including continued efforts to evaluate Year 2000 readiness of existing vendors or identification of alternative vendors) are being developed. By August 31, 1999, the Company will have established contingency plans responding to those high risk, critical vendors which have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. Furthermore, the Company will continue to monitor all critical vendors to ensure their Year 2000 readiness.

Based upon questionnaires returned by the Company's franchise business partners and direct communications with the Company's joint venture business partners, the Company has assessed the Year 2000 readiness of these business partners and has implemented an action plan involving direct communication and the sharing of information associated with the Year 2000 issue.

The Company has completed the inventory and assessment phases of its evaluation of all information technology and non-information technology equipment. Based upon results of the assessment, all mission-critical equipment that is not Year 2000 ready will be fixed or upgraded by October 31, 1999.

The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $5.0 to $6.0 million (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1997 through completion in calendar year 1999. Of these costs, approximately $750,000 was incurred during fiscal 1998, and approximately $1.3 million was incurred through the first three quarters of fiscal 1999. Approximately $1.2 to $1.8 million is expected to be incurred in the remainder of fiscal 1999, with the remaining $1.75 to $2.15 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

The Company anticipates timely completion of the internal Year 2000 readiness efforts and does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, if unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans which will need to be activated in the event of internal systems failures. The contingency plans are expected to be completed by July 31, 1999, but will be modified as additional information becomes available. Although the questionnaires and other communications received by the Company from its significant vendors have not disclosed any material Year 2000 issues, there is no assurance that these vendors will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by significant vendors could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its significant vendors to be Year 2000 ready as part of its ongoing contingency planning.

Despite the Company's diligent preparation, some of the Company's internal systems or equipment may fail to operate properly, and some of its significant vendors may fail to perform effectively or may fail to timely or completely deliver products. In those circumstances, the Company expects to be able to conduct necessary business operations and to obtain necessary products from alternative vendors, and business operations would generally continue; however, there would be some disruption which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Similarly, if the Company's franchise and joint venture business partners sustain disruptions in their business operations or there are any unanticipated general public infrastructure failures, there could be a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has no basis upon which to reasonably analyze the direct or indirect effects on its guests from Year 2000 issues or experiences.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 24, 1999 would be immaterial.

The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations that are not covered by contracts are generally short term in nature.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions by the first quarter of fiscal 2000. At that time, the Company will be required to change the method currently used to account for preopening costs. The application of SOP 98-5 will result in deferred preopening costs on the Company's consolidated balance sheet as of the date of adoption, net of related tax effects, being charged to operations as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for preopening costs, the subsequent costs of start-up activities will be expensed as incurred. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods. As of March 24, 1999, the balance of deferred preopening costs, net of related tax effects, is approximately $6.9 million. However, the ultimate impact of adopting SOP 98-5 on the accounting for preopening costs is contingent upon the number of future restaurant openings and thus, cannot be reasonably estimated at this time.

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


                      BRINKER INTERNATIONAL, INC.


Date:  May 4, 1999    By:________________________________________
                         Ronald A. McDougall, Vice Chairman
                         and Chief Executive Officer
                         (Duly Authorized Signatory)



Date:  May 4, 1999    By:__________________________________________
                         Russell G. Owens, Executive Vice President
                         and Chief Financial and Strategic Officer
                         (Principal Financial and Accounting Officer)