Form 10-K
period 1999-06-30
BRINKER INTERNATIONAL INC
filed 1999-09-24
CIK 703351

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 1999        Commission File No. 1-10275

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 7, 1999 was $1,564,286,335.

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                                         Outstanding at
     Class                              September 7, 1999

Common Stock, $0.10 par value           65,820,477 shares


              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 24, 1999, for its annual meeting of shareholders on November 4, 1999, are incorporated by reference into Part III hereof, to the extent indicated herein.

                             PART I

Item 1.   BUSINESS.

      General

           Brinker International, Inc. (the "Company") is principally engaged in the operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery") restaurant concepts. In addition, the Company is involved in the operation and development of the Eatzi's Market and Bakery ("Eatzi's"), Big Bowl ("Big Bowl"), and Wildfire ("Wildfire") concepts. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, and Corner Bakery in
      November 1989, May 1994, July 1995, August 1995, and August 1995, respectively.

      Core Restaurant Concepts

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

          Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices. Entree selections range in menu price from $4.99 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $10.10 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 86.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.5%.

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

          Entree selections range in menu price from $5.29 to $16.99 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.70 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 85.9% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.1%.

      On The Border Mexican Grill & Cantina

          On The Border restaurants are full-service, casual Mexican theme restaurants featuring mesquite-grilled specialties and traditional Tex-Mex entrees and appetizers served in generous portions at modest prices. On The Border restaurants feature an outdoor patio, a full-service bar, booth and table seating and brick and wood walls with a Southwest decor. On The Border restaurants also offer enthusiastic table service intended to minimize customer waiting time and facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.

          Entree selections range in menu price from $5.55 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $11.93 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 78.7% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.3%.

      Cozymel's Coastal Mexican Grill

          Cozymel's restaurants are casual, upscale authentic coastal Mexican theme restaurants featuring fish, chicken, beef and pork entrees, appetizers, desserts and a full-service bar featuring a wide variety of signature margaritas and specialty frozen beverages. Cozymel's restaurants offer a "tropical, not typical" Mexican atmosphere, which includes an outdoor patio, intended to evoke memories of Mexican sunsets, warm beaches, and festive celebrations.

          Entree selections range in menu price from $5.99 to $15.49 with the average revenue per meal, including alcoholic beverages, approximating $13.99 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 75.9% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 24.1%.

      Maggiano's Little Italy

          Maggiano's restaurants are classic re-creations of a New York City pre-war "Little Italy" dinner house. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a full lunch and dinner menu, a family-style menu, and extensive banquet facilities, offering southern Italian appetizers, homemade bread, large portions of pasta, chicken, seafood, veal and steak, and a full range of alcoholic beverages. Entree selections range in menu price from $6.95 to $29.95, with the average revenue per meal, including alcoholic beverages, approximating $24.22 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 78.8% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.2%.

      Corner Bakery Cafe

          The Corner Bakery is designed as a retail bakery in the traditional, Old World bread bakery style. The Corner Bakery offers handmade products - muffins, brownies, cookies and specialty items, as well as hearth-baked loaves, rolls and baguettes, all of which are created fresh daily by artisan bakers. The breads offered by the Corner Bakery include baguettes, crusty country boules, and specialty breads such as raisin-pecan, Kalamata olive ciabatta, chocolate sour-cherry, cranberry-orange, multi-grain harvest, and ryes. In addition, the Corner Bakery also offers pizza, sandwiches, soups and salads.

          While retaining an atmosphere of a working Old World bakery, the Corner Bakery exemplifies casual elegance, with most bakeries having both indoor and outdoor seating. In addition to breads, breakfast and dessert sweets, featured in the restaurants are chef-prepared fresh salads, soups, sandwiches and pizzas. New savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available. The Corner Bakery's catering group offers a wide range of gift baskets, trays and lunch boxes for any scale from large corporate events to a small, personal brunch. Prices for menu items range from $1.00 to $7.95 with the average revenue per meal, including alcoholic beverages, approximating $7.94 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted over 99% of the concept's total restaurant revenues. Catering sales constituted approximately 10.1% of such food and non-alcoholic beverage sales.

      Jointly-Developed Restaurant Concepts

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

           Emphasis is placed on restaurant-quality cuisine, prepared fresh daily by highly skilled and culinary-
      trained chefs using Eatzi's unique recipes. Certain designated menu items are rotated periodically to provide variety and to augment the core menu. Corporate chefs are constantly developing and testing new recipes to ensure high-quality and ample variety in addition to keeping ahead of the customer's changing taste profiles. Individual meal selections range in price from $3.99 to $10.99 with the average revenue per purchase, including alcoholic beverages, approximating $15.47. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted 95.4% of the concept's total revenues, with alcoholic beverages accounting for the remaining
      4.6%. Catering sales constituted approximately 15.4% of such food and non-alcoholic beverage sales.

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

          While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience. Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $13.46 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 87.0% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.0%.

      Wildfire

          Wildfire restaurants are authentic 1940's style steak houses featuring an open kitchen consisting of a hardwood burning oven and rotisserie. Each of the Wildfire restaurants is a casual, full-service restaurant offering broiled steaks, chops, fresh seafood, barbecued ribs, pizza, spit-roasted chicken, salads to share, and a full line of cocktails with a complete wine list to complement the menu. Entree selections range from $12.95 to $26.95, with the average revenue per meal, including alcoholic beverages, approximating $24.92 per person. During the year ended June 30, 1999, food and non-alcoholic beverage sales constituted approximately 77.4% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 22.6%.

         Business Development

           The Company's long-term objective is to continue expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets. The Company intends to concentrate on development of certain identified markets to achieve penetration levels deemed desirable by the Company in order to improve the Company's competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas in the United States but also on smaller market areas and nontraditional locations (such as airports, kiosks and food courts) which can adequately support any of the Company's restaurant concepts.

          The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The site selection process focuses on a variety of factors including: trading-area demographics, such as target population density and household income levels; an evaluation of site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers such as shopping malls, hotel/motel complexes and offices; and an analysis of the potential competition. Members of management inspect and approve each restaurant site prior to its acquisition.

          The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data, do not support a relocation. Since inception, the Company has closed twenty-four restaurants, including five in fiscal 1999, which were performing below the Company's standards primarily due to declining trading-area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the
      greatest   return  potential  for  the  Company   and   its
      shareholders.

           The   following  table  illustrates  the   system-wide
      restaurants opened in fiscal 1999 and the planned openings in fiscal 2000:

                            Fiscal 1999          Fiscal 2000
                              Openings       Projected Openings

      Chili's:
        Company-Operated       27                    35
        Franchise              32                    40

      Macaroni Grill:
        Company-Operated       17                    20
        Franchise               1                     2

      On The Border:
        Company-Operated       18                    20
        Franchise               8                     8

      Cozymel's                 1                     0

      Maggiano's                3                     2

      Corner Bakery            22                     8

      Eatzi's                   3                     0

      Big Bowl                  2                     2

      Wildfire                  2                     0


                   TOTAL      136                   137


          The Company anticipates that some of the fiscal 2000 projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

          The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

              Chili's    Macaroni Grill   On The Border   Cozymel's   Maggiano's  Corner Bakery
Land        $  650,000    $1,000,000      $   800,000     $1,000,000  $3,000,000   $  800,000
Building     1,070,000     1,300,000        1,300,000      1,500,000   3,300,000      650,000
Furniture &
   Equipment   450,000       600,000          625,000        700,000   1,200,000      325,000
Other           60,000       100,000           90,000        100,000     130,000       50,000

     TOTAL  $2,230,000    $3,000,000       $2,815,000     $3,300,000  $7,630,000   $1,825,000

          The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

         Joint Venture and Franchise Operations

          The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. During the year ended June 30, 1999, thirty-two Chili's, one Macaroni Grill, and eight On The Border franchised restaurants were opened.

          The Company has entered into international franchise agreements which will bring Chili's to Guatamala and Saudi Arabia and Macaroni Grill to Mexico in the 2000 fiscal year. In fiscal 1999, the first Chili's restaurants opened in Austria (July 1998), Venezuela (December 1998), Lebanon (January 1999), and Bahrain (May 1999), and the first Macaroni Grill restaurant opened in Great Britain (March 1999).

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

          The Company has previously entered into agreements for research and development activities related to the testing of new restaurant concepts and has a significant equity interest in such ventures. The Company currently owns an 18% interest in the legal entity owning the five Eatzi's stores currently operating in Dallas and Houston, Texas, Atlanta, Georgia, New York City, New York, and Rockville,
      Maryland.   In  addition, the Company holds a 50%  interest
      in the legal entity owning the four Big Bowl restaurants located in Chicago and Lincolnshire, Illinois and Edina, Minnesota and a 13% interest in the legal entity owning the three Wildfire restaurants located in Chicago and Lincolnshire, Illinois.

          At June 30, 1999, thirty-nine total joint venture or franchise development agreements existed. The Company anticipates that an additional forty franchised Chili's, two franchised Macaroni Grill, and eight franchised On The Border restaurants will be opened during fiscal 2000. In addition, the Company anticipates that two Big Bowl restaurants will be opened during fiscal 2000.

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

          The Company ensures consistent quality standards in all concepts through the issuance of operations manuals covering all elements of operations and food and beverage manuals which provide guidance for preparation of Company-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforce strict adherence to Company standards.

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

         Purchasing

          The Company's ability to maintain consistent quality of products throughout each of its restaurant concepts depends upon acquiring food products and related items from reliable sources. Suppliers are pre-approved by the Company and are required, along with the restaurants, to adhere to strict product specifications established through the Company's quality assurance program to ensure that high quality, wholesome food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers in all cities in which the Company's restaurants are located. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

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

         Employees

          At June 30, 1999, the Company employed approximately 62,300 persons, of whom approximately 900 were corporate personnel, 3,600 were restaurant area directors, managers or trainees and 57,800 were employed in non-management restaurant positions. The executive officers of the Company have an average of approximately 20 years of experience in the restaurant industry.

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

      Risk Factors/Forward-Looking Statements

           The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties, include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes," "anticipates," "estimates," "predicts," "expects" and similar expressions that convey the uncertainty of future events or outcomes.

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

           Governmental Regulations. Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and does not, at this time, anticipate any occurring in the future.

           The Company is subject to federal and state environmental regulations, but these have not had a material negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, the Company is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

           Inflation. The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by increasing menu prices or by reviewing, then implementing, alternative products or processes.

          Year 2000. The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's domestic reprogramming and testing efforts have been substantially completed. The Company expects that all mission-critical systems will be Year 2000 ready prior to October 31, 1999.

           The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by assessing the vendors supplying the Company's restaurants with food and related products and also assessing the Company's franchise and joint venture business partners to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them.

          Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's critical vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company, categorized based upon readiness for the Year 2000 issues, and prioritized in order of significance to the business of the Company. The Company has established contingency plans (including continued efforts to evaluate Year 2000 readiness of existing vendors or identification of alternative vendors) responding to those high risk, critical vendors which have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. Furthermore, the Company will continue to monitor all critical vendors to ensure their Year 2000 readiness.

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

          The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $3.5 to $4.0 million (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1997 through completion in fiscal 2000. Of these costs, approximately $750,000 was incurred during fiscal 1998, and approximately $1.6 million was incurred during fiscal 1999. The remaining costs will be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by the Company's available cash.

          The Company anticipates timely completion of the internal Year 2000 readiness efforts and does not believe the costs related to the Year 2000 readiness project will be material to its financial position or results of operations. However, if unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company has developed contingency plans which will need to be activated in the event of internal systems failures, but may be modified as additional information becomes available. Although the questionnaires and other communications received by the Company from its significant vendors have not disclosed any material Year 2000 issues, there is no assurance that these vendors will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by significant vendors could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its significant vendors to be Year 2000 ready as part of its ongoing contingency planning.

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


          Other Risk Factors. Other risk factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, and weather and other acts of God.

Item 2.   PROPERTIES.

         Restaurant Locations

          At June 30, 1999, the Company's system of company-operated, joint venture and franchised units included 933 restaurants located in forty-seven states, Washington, D.C., Australia, Austria, Bahrain, Canada, Egypt, France, Great Britain, Indonesia, Kuwait, Lebanon, Malaysia, Mexico, Peru, Philippines, Puerto Rico, South Korea, United Arab Emirates, and Venezuela. The Company's portfolio of restaurants is illustrated below:


      Chili's:
        Company-Operated                      439
        Franchise                             187

      Macaroni Grill:
        Company-Operated                      128
        Franchise                               3

      On The Border:
        Company-Operated                       68
        Franchise                              23

      Cozymel's                                13

      Maggiano's                               10

      Corner Bakery                            49

      Eatzi's                                   6

      Big Bowl                                  4

      Wildfire                                  3

                                 TOTAL        933

          The 626 Chili's restaurants include domestic locations in forty-seven states and the District of Columbia and foreign locations in eighteen countries. The 131 Macaroni Grill restaurants include domestic locations in thirty-five states and foreign locations in Canada and Great Britain. The On The Border, Cozymel's, Maggiano's, Corner Bakery, Big Bowl and Wildfire restaurants, and Eatzi's markets, are located exclusively within the United States in twenty-seven, eight, six (and the District of Columbia), seven (and the District of Columbia), two, one, and four states, respectively. Subsequent to the end of the fiscal year, the Chili's restaurant located in France was closed.

         Restaurant Property Information

          The following table illustrates the approximate average dining capacity for each current prototypical unit in primary restaurant concepts:

               Chili's        Macaroni Grill  On The Border    Cozymel's  Maggiano's
Square  Feet    5,532-5,984    6,180-7,638     6,505-7,039       8,939    18,516-23,913
Dining  Seats   162-254        228-268         218-262           382      609-788
Dining  Tables  49-53          49-60           54-62             84       140-168

          Corner Bakery's size and dining capacity varies based upon whether it is an in-line or kiosk location. For a Corner Bakery located in a kiosk, the square footage is 170 square feet, the number of dining seats is forty, and the number of dining tables is fifteen. For in-line Corner Bakery locations, the square footage ranges from 1,971 to 5,347, the number of dining seats ranges from 88 to 143, and the number of dining tables ranges from thirty to fifty.

          Certain of the Company's restaurants are leased for an initial term of five to thirty years, with renewal terms of one to thirty years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 30, 1999, the Company owned the land and/or building for 468 of the 707 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

         Other Properties

           The Company leases warehouse space totalling approximately 39,150 square feet in Dallas, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 69,410 square feet of this complex is currently utilized by the Company, with the remaining 128,590 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters. In November 1997, the Company sold the office complex and is leasing it back under a twenty year operating lease. The Company also leases office space in California, Florida, Georgia, Illinois, New Jersey and Texas for use as regional operation or real estate/construction offices. The size of these office leases range from 1,000 square feet to 3,600 square feet. The Company owns or leases warehouse space in California, Georgia, Illinois, Maryland and Texas for use as commissaries for the preparation of bread and other food products for its Corner Bakery stores. The size of these commissaries range from 11,383 square feet to 20,000 square feet.

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

         Fiscal year ended June 30, 1999:

         First Quarter        20.44          17.50
         Second Quarter       26.63          16.00
         Third Quarter        30.31          24.38
         Fourth Quarter       29.63          23.56

         Fiscal year ended June 24, 1998:

         First Quarter        17.50          13.81
         Second Quarter       17.81          13.94
         Third Quarter        21.63          15.06
         Fourth Quarter       24.31          18.56

          As of September 7, 1999, there were 1,397 holders of record of the Company's Common Stock.

          The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

          During the three-year period ending on September 7, 1999, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.



Item 6.   SELECTED FINANCIAL DATA.

          "Selected  Financial Data" on page 29 of the  Company's
      1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          "Management's  Discussion  and  Analysis  of  Financial
      Condition and Results of Operations" on pages 30 through 37 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
      RISKS.

          "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 36 through 37 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          "Directors and Executive Officers" on pages 4 through 9 and "Section 16(a) Beneficial Ownership Reporting
      Compliance" on page 15 of the Company's Proxy Statement dated September 24, 1999 for the annual meeting of shareholders on November 4, 1999, are incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION INFORMATION.

          "Executive Compensation" on pages 9 through 11 and "Report of the Compensation Committee" on pages 11 through 14 of the Company's Proxy Statement dated September 24, 1999, for the annual meeting of shareholders on November 4, 1999, are incorporated herein by reference.

Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

           "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 24, 1999, for the annual meeting of shareholders on November 4, 1999, are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            "Certain Transactions" on pages 15 through 16 of the Company's Proxy Statement dated September 24, 1999, for the annual meeting of shareholders on November 4, 1999, is incorporated herein by reference.


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements.

          Reference  is made to the Index to Financial Statements
      attached  hereto on page 19 for a listing of all  financial statements  incorporated  herein from  the  Company's  1999
      Annual Report to Shareholders.

      (a)  (2) Financial Statement Schedules.

      None.

         (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

         (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the fiscal quarter ended June 30, 1999.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRINKER INTERNATIONAL, INC.,
                              a Delaware corporation




                              By:________________________________
                                 Russell G. Owens, Executive Vice
                                 President and Chief Financial and
                                 Strategic Officer


Dated: September 24, 1999

Pursuant  to the requirements of the Securities Exchange  Act  of
1934,  this report has been signed below by the following persons
of   the   registrant   and  in  the  capacities   indicated   on
September 24, 1999.


        Name                               Title



___________________                Vice Chairman of the Board and Chief
Ronald A. McDougall                Executive Officer
                                   (Principal Executive Officer)



__________________                  Executive Vice President, and Chief
Russell G. Owens                    Financial and Strategic Officer
                                    (Principal Financial and Accounting
                                     Officer)



__________________                   Chairman of the Board
Norman E. Brinker

_________________                    Director
Donald J. Carty

_________________                    Director
Dan W. Cook, III

__________________                   Director
Marvin J. Girouard

__________________                   Director
J.M. Haggar, Jr.

___________________                  Director
Frederick S. Humphries

___________________                  Director
Ronald Kirk

___________________                  Director
Jeffrey A. Marcus

____________________                 Director
James E. Oesterreicher

_____________________                Director
Roger T. Staubach



                 INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 1999 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                           1999 Annual
                                                           Report Pages

Consolidated Balance Sheets -                               38-39
     June 30, 1999 and June 24, 1998

Consolidated Statements of Income -                            40
     Years Ended June 30, 1999, June 24, 1998
     and June 25, 1997

Consolidated Statements of Shareholders'                       41
     Equity - Years Ended June 30, 1999,
     June 24, 1998 and June 25, 1997

Consolidated Statements of Cash Flows -                        42
     Years Ended June 30, 1999, June 24, 1998
     and June 25, 1997

Notes to Consolidated Financial Statements                  43-56

Independent Auditors' Report                                   57


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

 3(b)    Bylaws of the registrant. (1)

10(a)    Registrant's 1983 Incentive Stock Option Plan. (2)

10(b)    Registrant's  1991 Stock Option Plan  for  Non-Employee
         Directors and Consultants. (3)

10(c)     Registrant's 1992 Incentive Stock Option Plan. (3)

10(d)     Registrant's Stock Option and Incentive Plan. (4)

13       1999 Annual Report to Shareholders. (5)

21       Subsidiaries of the registrant. (4)

23       Independent Auditors' Consent. (4)

27       Financial Data Schedule. (6)

99       Proxy Statement of registrant dated September 24, 1999. (5)



(1) Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2) Filed as an exhibit to annual report on Form 10-K for year ended June 26, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to annual report on Form 10-K for year ended June 25, 1997 and incorporated herein by reference.

(4)   Filed herewith.

(5)   Portions filed herewith, to the extent indicated herein.

(6)   Filed with EDGAR version.