Form 10-Q
period 1999-09-29
BRINKER INTERNATIONAL INC
filed 1999-11-12
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 29, 1999

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

Yes   X   No

Number of shares of common stock of registrant outstanding at September 29, 1999: _65,420,737



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           September 29, 1999 (Unaudited) and June 30, 1999  3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen-week periods ended
           September 29, 1999 and September 23, 1998             5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirteen-week periods ended
           September 29, 1999 and September 23, 1998             6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                  7 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9 - 15


Part II - Other Information                                16 - 18



PART I.  FINANCIAL INFORMATION


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                       September 29,   June 30,
                                            1999         1999
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    17,718  $    12,597
 Accounts Receivable                         18,453       21,390
 Inventories                                 15,075       15,050
 Prepaid Expenses                            45,035       46,431
 Deferred Income Taxes                        3,377        5,585
 Other                                        3,779        2,097

     Total Current Assets                   103,437      103,150

Property and Equipment, at Cost:
 Land                                       173,999      169,368
 Buildings and Leasehold Improvements       666,835      650,000
 Furniture and Equipment                    359,216      351,729
 Construction-in-Progress                    62,699       46,186
                                          1,262,749    1,217,283
 Less Accumulated Depreciation
  and Amortization                          423,370      403,907

     Net Property and Equipment             839,379      813,376

Other Assets:
 Goodwill                                    73,625       74,190
 Other                                       94,815       94,928

     Total Other Assets                     168,440      169,118

     Total Assets                       $ 1,111,256  $ 1,085,644

                                                       (continued)


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                       September 29,   June 30,
                                            1999         1999
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635  $    14,635
 Accounts Payable                            87,423       74,100
 Accrued Liabilities                         91,620      101,384

  Total Current Liabilities                 193,678      190,119

Long-term Debt, Less Current Installments   191,574      183,158
Deferred Income Taxes                         8,875        9,140
Other Liabilities                            42,701       41,788
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -            -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,150,054
  Shares Issued and 65,420,737 Shares
  Outstanding at September 29, 1999, and
  78,150,054 Shares Issued and 65,899,445
  Shares Outstanding at June 30, 1999         7,815        7,815
 Additional Paid-In Capital                 285,628      285,448
 Retained Earnings                          570,024      542,918
                                            863,467      836,181
 Less Treasury Stock, at Cost (12,729,317
  shares at September 29, 1999 and
  12,250,609 shares at June 30, 1999)       189,039      174,742
  Total Shareholders' Equity                674,428      661,439

  Total Liabilities and Shareholders'
   Equity                               $ 1,111,256  $ 1,085,644



See accompanying notes to condensed consolidated financial statements.


                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                        Thirteen-Week Periods Ended
                                      September 29,     September 23,
                                         1999               1998

Revenues                                 $  511,033    $  432,101

Operating Costs and Expenses:
   Cost of Sales                            136,190       117,760
   Restaurant Expenses                      284,725       240,190
   Depreciation and Amortization             22,117        18,993
   General and Administrative                23,507        21,351

     Total Operating Costs and Expenses     466,539       398,294

Operating Income                             44,494        33,807

Interest Expense                              2,398         2,062
Other, Net                                      586         1,087

Income Before Provision for
   Income Taxes and Cumulative Effect
   of Accounting Change                      41,510        30,658

Provision for Income Taxes                   14,404        10,638

Income Before Cumulative
   Effect of Accounting Change               27,106        20,020

Cumulative Effect of Accounting Change           -          6,407

     Net Income                          $   27,106    $   13,613

Basic Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change                $      .41    $      .31
   Cumulative Effect of
     Accounting Change                           -            .10

   Basic Net Income Per Share            $      .41     $     .21

Diluted Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change                $      .40     $     .30
Cumulative Effect of
     Accounting Change                           -            .10

   Diluted Net Income Per Share          $      .40     $     .20

Basic Weighted Average
   Shares Outstanding                        65,786        65,774

Diluted Weighted Average
   Shares Outstanding                        67,772        67,596

See accompanying notes to condensed consolidated financial statements.



                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                 Thirteen-Week Periods Ended
                                                September 29,  September 23,
                                                     1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $ 27,106      $ 13,613
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization of
     Property and Equipment                         21,227        18,115
   Amortization of Goodwill and Other Assets           890           878
   Cumulative Effect of Accounting Change               -          6,407
   Deferred Income Taxes                             1,943         1,436
   Changes in Assets and Liabilities:
      Receivables                                    1,255         5,465
      Inventories                                      (25)       (1,284)
      Prepaid Expenses                               3,888          (184)
      Other Assets                                    (212)          778
      Accounts Payable                              13,323        11,757
      Accrued Liabilities                           (9,764)       (3,168)
      Other Liabilities                                913         1,531

      Net Cash Provided by Operating Activities     60,544        55,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment                (49,722)      (47,741)
Proceeds from Sales of Marketable Securities            -             51
Net Advances to Affiliates                              -         (7,429)

      Net Cash Used in Investing Activities        (49,722)      (55,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities                  8,416        10,425
Proceeds from Issuances of Treasury Stock            3,392           757
Purchases of Treasury Stock                        (17,509)       (9,514)

      Net Cash (Used in) Provided by
        Financing Activities                        (5,701)        1,668

Net Increase in Cash and Cash Equivalents            5,121         1,893
Cash and Cash Equivalents at Beginning
 of Period                                          12,597         9,382
Cash and Cash Equivalents at End
 of Period                                        $ 17,718     $  11,275

CASH PAID (RECEIVED) DURING THE PERIOD:
Interest, Net of Amounts Capitalized              $    633     $      84
Income Taxes, Net of Refunds                      $   (484)    $   2,263


See accompanying notes to condensed consolidated financial statements.


                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


1.  Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 29, 1999 and for the thirteen-week periods ended September 29, 1999 and September 23, 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns and operates or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery"). In addition, the Company is involved in the operation and development of the Eatzi's Market and Bakery ("Eatzi's"), Big Bowl ("Big Bowl"), and Wildfire ("Wildfire") concepts.

   The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 1999 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

   Certain  prior  year  amounts have  been  reclassified  in  the
accompanying   condensed  consolidated  financial  statements   to
conform with current year presentation.

2. Commitments

   In September 1999, the Company entered into a $25 million equipment leasing facility. During the first quarter of fiscal 2000, the Company utilized $8.5 million of the facility. The facility, which is accounted for as an operating lease, expires in fiscal 2006. The Company guarantees a residual value related to the equipment of approximately 87% at inception of the facility. At the end of the lease term, the Company has the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which amount will be no more than 75% of the total amount funded under the facility. The Company believes that the future cash flows related to the equipment support the unamortized lease balance.

   In September 1999, the Company also entered into a $50 million real estate leasing facility of which no amounts were utilized during the first quarter of fiscal 2000. The facility, which will be accounted for as an operating lease, expires in fiscal 2007. The Company guarantees the residual value related to the properties, which will be approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased real estate for an amount equal to the unamortized lease balance.

3.  Preopening Costs

  The Company elected early adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each restaurant. The Condensed Consolidated Statement of Income for the thirteen-week period ended September 23, 1998 has been restated to reflect the cumulative effect of this accounting change, net of related income tax benefit.

4.  Treasury Stock

   The Company's Board of Directors previously approved a plan to repurchase up to $85.0 million of the Company's common stock. During the first quarter of fiscal 2000, the Company's Board of Directors authorized a $25.0 million increase in the plan. Pursuant to the plan and in accordance with applicable securities regulations, the Company repurchased approximately 698,000 shares of its common stock for approximately $17.5 million during the first quarter of fiscal 2000, resulting in a cumulative repurchase total of 3,678,000 shares of its common stock for approximately
$82.7 million. The repurchased common stock was used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                        Thirteen-Week Periods Ended
                                       September 29,    September 23,
                                          1999              1998

Revenues                                 100.0%            100.0%

Operating Costs and Expenses:
 Cost of Sales                            26.6%             27.3%
 Restaurant Expenses                      55.7%             55.6%
 Depreciation and Amortization             4.3%              4.4%
 General and Administrative                4.6%              4.9%

   Total Operating Costs and Expenses     91.3%             92.2%

Operating Income                           8.7%              7.8%

Interest Expense                           0.5%              0.5%
Other, Net                                 0.1%              0.3%

Income Before Provision for Income Taxes
  and Cumulative Effect of Accounting
  Change                                   8.1%              7.1%
Provision for Income Taxes                 2.8%              2.5%

Income Before Cumulative Effect
  of Accounting Change                     5.3%              4.6%

Cumulative Effect of Accounting Change       -               1.5%

  Net Income                               5.3%              3.2%

The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                First Quarter Openings    Total Open at End of First Quarter
                  Fiscal     Fiscal              Fiscal        Fiscal
                   2000       1999                2000          1999

Chili's:
  Company-owned      12         10                 448           424
  Franchised          7          4                 193           163
     Total           19         14                 641           587

Macaroni Grill:
  Company-owned       6          5                 134           116
  Franchised         --         --                   3             2
     Total            6          5                 137           118

On The Border:
  Company-owned       5          5                  73            55
  Franchised          2          3                  25            18
     Total            7          8                  98            73

Cozymel's            --         --                  13            12

Maggiano's           --          1                  10             8

Corner Bakery         2          4                  51            34

Eatzi's              --          1                   5             4

Wildfire             --          1                   3             2

Big Bowl             --         --                   4             2

     Grand total     34         34                 962           840




REVENUES

Revenues for the first quarter of fiscal 2000 increased to $511.0 million, 18.3% over the $432.1 million generated for the same quarter of fiscal 1999. The increases are primarily attributable to a net increase of 80 company-owned restaurants since September 23, 1998 and an increase in comparable store sales for the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999. The Company increased its capacity (as measured in sales weeks) for the first quarter of fiscal 2000 by 13.1% compared to the same quarter of fiscal 1999. Comparable store sales increased for the quarter compared to the same quarter of fiscal 1999 by 5.3%, including increases of 6.7% at Chili's, 3.1% at Macaroni Grill, and 1.7% at On The Border. Menu prices in the aggregate increased 1.4% in the first quarter of fiscal 2000 as compared to the same quarter of fiscal 1999.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the first quarter of fiscal 2000 as compared to the same quarter of fiscal 1999. Improved purchasing leverage, menu price increases, and favorable commodity price variances for poultry and dairy attributed to the decrease in cost of sales for the quarter. These favorable variances were partially offset by unfavorable product mix changes.

Restaurant expenses increased in the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999 primarily due to higher labor costs. Restaurant labor wage rates were higher than in the prior year, but were partially offset by increased sales leverage, improvements in labor productivity, and menu price increases.

Depreciation and amortization decreased for the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999. Depreciation and amortization decreases resulted from the continued utilization of the equipment leasing facilities, increased sales leverage and a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation related to new unit construction and ongoing remodel costs.

General and administrative expenses decreased for the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants and increased sales leverage.

Interest expense remained flat in the first quarter of fiscal 2000 compared with the same quarter of fiscal 1999 as a result of increased sales leverage offset by increased interest expense due to increased borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan.

Other, net decreased for the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999 primarily due to a decrease in the Company's share of net losses in unconsolidated equity method investees.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The cumulative effect of accounting change is the result of the Company's early adoption of SOP 98-5 retroactive to the first quarter of fiscal 1999 as discussed previously in the "Notes to Condensed Consolidated Financial Statements" section. The cumulative effect of this accounting change, net of income tax benefit, was $6.4 million or $0.10 per diluted share. This new accounting standard accelerates the Company's recognition of preopening costs, but will benefit the post-opening results of new restaurants.


NET INCOME AND NET INCOME PER SHARE

Net income and diluted net income per share for the first quarter of fiscal 2000 increased 99.1% and 100.0%, respectively, compared to the same quarter of fiscal 1999. Excluding the effects of the adoption of SOP 98-5 in the first quarter of fiscal 1999, net income for the first quarter of fiscal 2000 increased 35.4% from $20.0 million to $27.1 million and diluted net income per share increased 33.3% from $.30 to $.40. The increase in both net income and diluted net income per share before consideration of the adoption of SOP 98-5 was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in commodity prices and general and administrative expenses.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by either increasing menu prices or reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $87.0 million at June 30, 1999 to $90.2 million at September 29, 1999. Net cash provided by operating activities increased to $60.5 million for the first quarter of fiscal 2000 from $55.3 million during the same period in fiscal 1999 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at September 29, 1999 consisted of $71.4 million of unsecured senior notes, $118.5 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $370.0 million. At September 29, 1999, the Company had $249.8 million in available funds from credit facilities.

During the first quarter of fiscal 2000, the Company entered into a $25.0 million equipment leasing facility. As of September 29,
1999, $8.5 million of the facility had been utilized. The remaining $16.5 million will be used to lease equipment for new restaurant openings for the remainder of fiscal 2000. In addition, the Company entered into a $50.0 million real estate leasing facility. The entire facility will be used to lease real estate during the remainder of fiscal year 2000 and all of fiscal year 2001.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $49.7 million for the first quarter of fiscal 2000 as compared to $47.7 million for the same quarter of fiscal 1999. The amount of capital expenditures in the first quarter of fiscal 2000 was essentially flat compared to the same quarter in fiscal 1999 due to an almost equal number of restaurants being constructed or opened during the respective periods. The Company estimates that its capital expenditures during the second quarter will approximate $50 million. These capital expenditures will be funded from internal operations, cash equivalents, and drawdowns on the Company's available lines of credit.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and that it has strong internal cash generating capabilities to adequately manage the expansion of business.



YEAR 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's domestic reprogramming and testing efforts have been substantially completed. The Company expects that all mission-critical systems will be Year 2000 ready prior to November 30, 1999.

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

The Company has completed the inventory and assessment phases of its evaluation of all information technology and non-information technology equipment. Based upon results of the assessment, all mission-critical equipment is Year 2000 ready.

The enterprise-wide program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $3.0 to $3.5 million (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1997 through completion in fiscal 2000. Of these costs, approximately $2.5 million has been incurred through the end of the first quarter of fiscal 2000. The remaining costs will be incurred prior to the end of fiscal 2000. All estimated costs have been budgeted and are expected to be funded by the Company's available cash.

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

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of September 29, 1999 would be immaterial.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2001. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of SFAS No. 133 as it becomes necessary.


FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the seasonality of the Company's business, governmental regulations, inflation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, identification and availability of suitable and economically viable locations for new restaurants, impact of the Year 2000, food and labor costs, availability of materials and employees, or weather and other acts of God.


PART II.  OTHER INFORMATION



Item 6: EXHIBITS

Exhibit 27  Financial Data Schedules.  Filed with EDGAR version.

     I. Financial Data Schedule as of and for the 13-week period ended September 29, 1999.

     II. Restated Financial Data Schedule as of and for the 13-week period ended September 23, 1998.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BRINKER INTERNATIONAL, INC.


Date:  November 12, 1999       By:__________________________________
                                  Ronald A. McDougall, Vice Chairman
                                  and Chief Executive Officer
                                  (Duly Authorized Signatory)



Date:  November 12, 1999       By:____________________________________
                                  Russell G. Owens, Executive Vice
                                  President and Chief Financial
                                  and Strategic Officer
                                  (Principal Financial and Accounting
                                   Officer)