Form 10-Q
period 1999-12-29
BRINKER INTERNATIONAL INC
filed 2000-02-10
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended December 29, 1999

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

Yes   X   No

Number of shares of common stock of registrant outstanding at December 29, 1999: _65,149,868



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           December 29, 1999 (Unaudited) and June 30, 1999   3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and twenty-six week
            periods ended December 29, 1999
            and December 23, 1998                                5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Twenty-six week periods ended
           December 29, 1999 and December 23, 1998               6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                  7 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9 - 14


Part II - Other Information                                15 - 18


PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                       December 29,    June 30,
                                            1999         1999
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    21,308  $    12,597
 Accounts Receivable                         19,946       21,390
 Inventories                                 16,687       15,050
 Prepaid Expenses                            46,985       46,431
 Deferred Income Taxes                        2,837        5,585
 Other                                        4,095        2,097

     Total Current Assets                   111,858      103,150

Property and Equipment, at Cost:
 Land                                       179,871      169,368
 Buildings and Leasehold Improvements       694,703      650,000
 Furniture and Equipment                    367,188      351,729
 Construction-in-Progress                    69,918       46,186
                                          1,311,680    1,217,283
 Less Accumulated Depreciation
  and Amortization                          443,856      403,907

     Net Property and Equipment             867,824      813,376

Other Assets:
 Goodwill                                    73,068       74,190
 Other                                       94,273       94,928

     Total Other Assets                     167,341      169,118

     Total Assets                       $ 1,147,023  $ 1,085,644

                                                       (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                       December 29,    June 30,
                                            1999         1999
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635  $    14,635
 Accounts Payable                            66,273       74,100
 Accrued Liabilities                        109,958      101,384

  Total Current Liabilities                 190,866      190,119

Long-term Debt, Less Current Installments   212,990      183,158
Deferred Income Taxes                        10,159        9,140
Other Liabilities                            44,451       41,788
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -            -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,364,522
  Shares Issued and 65,149,868 Shares
  Outstanding at December 29, 1999, and
  78,150,054 Shares Issued and 65,899,445
  Shares Outstanding at June 30, 1999         7,836        7,815
 Additional Paid-In Capital                 290,532      285,448
 Retained Earnings                          595,446      542,918
                                            893,814      836,181
 Less:
  Treasury Stock, at Cost (13,214,654
  shares at December 29, 1999 and 12,250,609
  shares at June 30, 1999)                  201,015      174,742
  Unearned Compensation                       4,242           -
  Total Shareholders' Equity                688,557      661,439

  Total Liabilities and Shareholders'
    Equity                              $ 1,147,023  $ 1,085,644



See accompanying notes to condensed consolidated financial statements.

                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                   13 Week Periods Ended    26 Week Periods Ended
                                    Dec. 29,    Dec. 23,     Dec. 29,    Dec. 23,
                                     1999        1998         1999         1998
Revenues                           $ 520,900   $ 443,975    $1,031,933   $ 876,076

Operating Costs and Expenses:
   Cost of Sales                     139,539     121,834       275,729     239,594
   Restaurant Expenses               290,635     248,791       575,360     488,981
   Depreciation and Amortization      22,784      19,530        44,901      38,523
   General and Administrative         24,405      22,200        47,912      43,551

  Total Operating Costs and Expenses 477,363     412,355       943,902     810,649

Operating Income                      43,537      31,620        88,031      65,427

Interest Expense                       3,120       2,327         5,518       4,389
Other, Net                             1,486       2,330         2,072       3,417

Income Before Provision for
   Income Taxes and Cumulative Effect
   of Accounting Change               38,931      26,963        80,441      57,621

Provision for Income Taxes            13,509       9,356        27,913      19,994

Income Before Cumulative
   Effect of Accounting Change        25,422      17,607        52,528      37,627

Cumulative Effect of Accounting Change    -           -             -        6,407

     Net Income                    $  25,422    $ 17,607     $  52,528   $  31,220

Basic Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change          $    0.39    $   0.27     $    0.80   $    0.58
   Cumulative Effect of
     Accounting Change                    -           -             -         0.10

   Basic Net Income Per Share      $    0.39    $   0.27     $    0.80   $    0.48

Diluted Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change          $    0.38    $   0.26     $    0.78   $    0.56
   Cumulative Effect of
     Accounting Change                    -           -             -         0.10

   Diluted Net Income Per Share    $    0.38    $   0.26     $    0.78   $    0.46

Basic Weighted Average
   Shares Outstanding                 65,377      65,608        65,663      65,691

Diluted Weighted Average
   Shares Outstanding                 66,977      67,781        67,456      67,688

See accompanying notes to condensed consolidated financial statements.


                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                           26 Week Periods Ended
                                        December 29,   December 23,
                                            1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $ 52,528      $ 31,220
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization            45,755        38,523
   Deferred Income Taxes                     3,767         2,700
   Cumulative Effect of Accounting Change       -          6,407
   Changes in Assets and Liabilities:
      Receivables                             (554)         (301)
      Inventories                           (1,637)       (1,517)
      Prepaid Expenses                       1,603          (546)
      Other Assets                             891         1,233
      Accounts Payable                      (7,827)        3,418
      Accrued Liabilities                    7,774        10,645
      Other Liabilities                      2,663          (384)

      Net Cash Provided by Operating
        Activities                         104,963        91,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment        (98,933)      (92,938)
Investment in Equity Method Investees         (888)       (3,509)
Net Advances to Affiliates                      -        (15,878)

  Net Cash Used in Investing Activities     (99,821)    (112,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities          29,832       40,345
Proceeds from Issuances of Treasury Stock     4,913       11,893
Purchases of Treasury Stock                 (31,176)     (18,021)

  Net Cash Provided by Financing Activities   3,569       34,217

Net Increase in Cash and Cash Equivalents     8,711       13,290
Cash and Cash Equivalents at Beginning
 of Period                                   12,597        9,382
Cash and Cash Equivalents at End
 of Period                                 $ 21,308     $ 22,672

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized      $   4,914     $  4,220
Income Taxes, Net of Refunds              $  28,680     $ 24,375


See accompanying notes to condensed consolidated financial statements.


                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 29, 1999 and June 30, 1999 and for the thirteen week and twenty-six week periods ended December 29, 1999 and December 23, 1998, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns and operates or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery"). In addition, the Company is involved in the operation and development of the Eatzi's Market and Bakery ("Eatzi's"), Big Bowl, and Wildfire concepts.

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

2. Commitments

   In September 1999, the Company entered into a $25.0 million equipment leasing facility. During fiscal 2000, the Company has utilized $15.4 million of the facility. The facility, which is accounted for as an operating lease, expires in fiscal 2006. The Company guarantees a residual value related to the equipment of approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which amount will be no more than 75% of the total amount funded under the facility.

  In September 1999, the Company also entered into a $50.0 million real estate leasing facility. During fiscal 2000, the Company has utilized $3.9 million of the facility. The facility, which is accounted for as an operating lease, expires in fiscal 2007. The Company guarantees the residual value related to the properties, which will be approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased real estate for an amount equal to the unamortized lease balance.

3.  Preopening Costs

  The Company elected early adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each restaurant. The Condensed Consolidated Statement of Income for the twenty-six week period ended December 23, 1998 reflects the cumulative effect of this accounting change, net of related income tax benefit.

4.  Treasury Stock

   The Company's Board of Directors previously approved a plan to repurchase up to $110.0 million of the Company's common stock. Pursuant to the plan and in accordance with applicable securities regulations, the Company repurchased approximately 597,300 shares of its common stock for approximately $13.7 million during the second quarter of fiscal 2000, resulting in a cumulative repurchase total of 4,275,000 shares of its common stock for approximately $96.4 million. The Company's repurchase plan was used by the Company to offset the dilutive effect of stock option exercises and increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

5. Long Term Incentive Plan

   Pursuant to shareholder approval in November 1999, the Company implemented the Long Term Incentive Plan (the "Plan") for certain key employees, one component of which is the award of restricted common stock in lieu of cash. During the second quarter of fiscal 2000, approximately 214,000 shares of restricted common stock were awarded, the majority of which vests over a three-year period. Unearned compensation was recorded at the date of award based on the market value of the shares and is being recorded as compensation expense over the vesting period. Unearned compensation related to these shares, included as a separate component of shareholders' equity, was approximately $4.2 million at December 29, 1999.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                   13 Week Periods Ended    26 Week Periods Ended
                                    Dec. 29,    Dec. 23,     Dec. 29,   Dec. 23,
                                      1999        1998         1999       1998
Revenues                             100.0%      100.0%       100.0%     100.0%

Operating Costs and Expenses:
 Cost of Sales                        26.8%       27.4%        26.7%      27.3%
 Restaurant Expenses                  55.8%       56.0%        55.8%      55.8%
 Depreciation and Amortization         4.4%        4.4%         4.4%       4.4%
 General and Administrative            4.7%        5.0%         4.6%       5.0%

  Total Operating Costs and Expenses  91.6%       92.9%        91.5%      92.5%

Operating Income                       8.4%        7.1%         8.5%       7.5%

Interest Expense                       0.6%        0.5%         0.5%       0.5%
Other, Net                             0.3%        0.5%         0.2%       0.4%

Income Before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Change                    7.5%        6.1%         7.8%       6.6%
Provision for Income Taxes             2.6%        2.1%         2.7%       2.3%

Income Before Cumulative Effect
  of Accounting Change                 4.9%        4.0%         5.1%       4.3%

Cumulative Effect of Accounting Change   -           -            -        0.7%

  Net Income                           4.9%        4.0%         5.1%       3.6%

The following table details the number of restaurant openings during the second quarter and year-to-date, as well as total restaurants open at the end of the second quarter.

                                                                Total Open at End
                Second Quarter Openings  Year-to-Date Openings   of Second Quarter
                  Fiscal       Fiscal     Fiscal      Fiscal     Fiscal    Fiscal
                   2000         1999       2000        1999       2000      1999
Chili's:
  Company-owned       8            5         20          15        454       429
  Franchised          9           11         16          15        202       174
     Total           17           16         36          30        656       603

Macaroni Grill:
  Company-owned       3            3          9           8        137       119
  Franchised         --           --         --          --          3         2
     Total            3            3          9           8        140       121

On The Border:
  Company-owned       5            2         10           7         77        57
  Franchised          1            2          3           5         26        20
     Total            6            4         13          12        103        77

Cozymel's            --            1         --           1         13        13

Maggiano's            1            2          1           3         11        10

Corner Bakery:
 Company-owned        4           11          6          15         55        45
 Franchised           1           --          1          --          1        --
    Total             5           11          7          15         56        45

Eatzi's              --            1         --           2          5         5

Wildfire             --           --         --           1          3         2

Big Bowl             --            2         --           2          4         4

     Grand total     32           40         66          74        991       880


REVENUES

Revenues for the second quarter of fiscal 2000 increased to $520.9 million, 17.3% over the $444.0 million generated for the same quarter of fiscal 1999. Revenues for the twenty-six week period ended December 29, 1999 rose 17.8% to $1,031.9 million from the $876.1 million generated for the same period of fiscal 1999. The increases are primarily attributable to a net increase of 74 company-owned restaurants since December 23, 1998 and an increase in comparable store sales for the both the second quarter and year-to-date of fiscal 2000 compared to fiscal 1999. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 2000 by 12.1% and 12.6%, respectively, compared to the respective prior year periods. Comparable store sales increased 5.2% and 5.3% for the second quarter and year-to-date, respectively, from the same periods of fiscal 1999. On a concept basis, comparable store sales increased for the quarter and year-to-date compared to the same periods of fiscal 1999 by 5.4% and 6.0% at Chili's, 4.5% and 3.8% at Macaroni Grill, and 4.4% and 3.1% at On The Border, respectively. Menu prices in the aggregate increased 1.5% in fiscal 2000 as compared to fiscal 1999.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the second quarter and year-to-date of fiscal 2000 as compared to the respective periods of fiscal 1999. Improved purchasing leverage, menu price increases, and favorable commodity price variances for poultry and dairy attributed to the decrease in cost of sales for both the quarter and year-to-date. These favorable variances were partially offset by unfavorable product mix changes.

Restaurant expenses decreased in the second quarter and remained flat for the first six months of fiscal 2000 compared to the respective periods of fiscal 1999. Restaurant labor wage rates were higher than in the prior year, but were fully offset by increased sales leverage, improvements in labor productivity, and menu price increases.

Depreciation and amortization remained flat for both the second quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999. Depreciation and amortization decreases resulted from the continued utilization of the equipment leasing facilities, increased sales leverage and a declining depreciable asset base for older units. Offsetting these decreases were increases in depreciation related to new unit construction and ongoing remodel costs.

General and administrative expenses decreased for both the second quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants and increased sales leverage.

Interest expense increased in the second quarter and remained flat for the first six months of fiscal 2000 compared with the respective periods of fiscal 1999 primarily as a result of increased borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan and a decrease in the construction-in-progress balances subject to interest capitalization. These increases were partially offset for the second quarter and fully offset for year-to-date by increased sales leverage as well as a decrease in the interest on senior notes due to the scheduled repayment made in April 1999.

Other, net decreased for both the second quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999 primarily due to a decrease in the Company's share of net losses in unconsolidated equity method investees.


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


NET INCOME AND NET INCOME PER SHARE

Net income for the second quarter and year-to-date of fiscal 2000 increased 44.4% and 68.3%, respectively, compared to the respective periods of fiscal 1999. Diluted net income per share for the second quarter and year-to-date of fiscal 2000 increased 46.2% and 69.6%, respectively, compared to the respective periods of fiscal 1999. Excluding the effects of the adoption of SOP 98-5 in the first quarter of fiscal 1999, net income for the year-to-date period of fiscal 2000 increased 39.6% from $37.6 million to $52.5 million and diluted net income per share increased 39.3% from $.56 to $.78. The increase in both net income and diluted net income per share before consideration of the adoption of SOP 98-5 was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in commodity prices and general and administrative expenses. Diluted weighted average shares outstanding for the second quarter decreased 1.2% compared to the prior year period due to the effect of treasury stock repurchases, partially offset by stock option exercises.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by either increasing menu prices or reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $87.0 million at June 30, 1999 to $79.0 million at December 29, 1999. Net cash provided by operating activities increased to $105.0 million for the second quarter of fiscal 2000 from $91.4 million during the same period in fiscal 1999 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at December 29, 1999 consisted of $71.4 million of unsecured senior notes, $140.0 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $370.0 million and at December 29, 1999, the Company had $228.3 million in available funds from these facilities.

During the first quarter of fiscal 2000, the Company entered into a $25.0 million equipment leasing facility. As of December 29, 1999, $15.4 million of the facility had been utilized. In addition, the Company entered into a $50.0 million real estate leasing facility. As of December 29, 1999, $3.9 million of the facility had been utilized. The remaining leasing facilities will be used to lease equipment and real estate during the remainder of fiscal year 2000 and all of fiscal year 2001.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $98.9 million for the first two quarters of fiscal 2000 as compared to $92.9 million for the same period of fiscal 1999. The amount of capital expenditures in the first half of fiscal 2000 was essentially flat compared to the same period in fiscal 1999 due to an almost equal number of restaurants being constructed or opened during the respective periods. The Company estimates that its capital expenditures during the third quarter will approximate $54 million. These capital expenditures will be funded from internal operations, cash equivalents, and drawdowns on the Company's available lines of credit.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and that it has strong internal cash generating capabilities to adequately manage the expansion of business.

YEAR 2000

The Company has addressed the potential business risks associated with the Year 2000. Issues relating to the Year 2000 could have arisen with the Company's vendors, franchise and joint venture business partners, mission-critical systems, or mission-critical equipment. As of the filing date of this report, the Year 2000 issue has not had a material adverse impact on the Company.

Some business risks associated with the Year 2000 issue may remain. However, it is not anticipated that any future Year 2000 issues will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

The enterprise-wide program has cost approximately $2.7 million from inception in calendar year 1997 through December 29, 1999. The Company estimates that the total cost of the program will be approximately $3.0 million and that any remaining costs will be incurred prior to the end of fiscal 2000. All estimated costs have been budgeted and are expected to be funded by the Company's available cash.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 29, 1999 would be immaterial.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2001. The Company is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of SFAS No. 133 as it becomes necessary.


FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the seasonality of the Company's business, governmental regulations, inflation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, identification and availability of suitable and economically viable locations for new restaurants, food and labor costs, availability of materials and employees, or weather and other acts of God.


PART II.  OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 24, 1999 for the Annual Meeting of Shareholders held on November 4, 1999, as filed with the Securities and Exchange Commission on September 24, 1999, is incorporated herein by reference.

     (a) The Annual Meeting of Shareholders of the Company was held on November 4, 1999.

     (b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

                                                     Votes Against or
                                        Votes For       Withheld

          Norman E. Brinker            59,152,070       606,040
          Ronald A. McDougall          59,152,286       605,824
          Douglas H. Brooks            59,188,970       569,140
          Donald J. Carty              59,185,224       572,886
          Dan W. Cook III              58,593,026     1,165,084
          Marvin J. Girouard           58,627,353     1,130,757
          J.M. Haggar, Jr.             59,142,291       615,819
          Frederick S. Humphries       59,152,008       606,102
          Ron Kirk                     59,182,176       575,934
          Jeffrey A. Marcus            59,186,369       571,741
          James E. Oesterreicher       59,150,773       607,337
          Roger T. Staubach            59,149,346       608,764


     (c) The following matters were also voted upon at the meeting and approved by the shareholders:

          (i)  re-approval of the Company's Profit Sharing Plan

     Number of Affirmative Votes Cast      Number of Negative Votes Cast

           58,927,343                              781,084

                      Number of Abstain Votes Cast

                              49,683

          (ii)  approval of the Company's Executive Long-Term Incentive
                Plan

     Number of Affirmative Votes Cast      Number of Negative Votes Cast

           58,834,455                              867,489

                      Number of Abstain Votes Cast

                              56,166

          (iii) approval of the Company's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants

     Number of Affirmative Votes Cast      Number of Negative Votes Cast

           46,559,086                            13,137,164

                      Number of Abstain Votes Cast

                              61,860

Item 6: EXHIBITS

Exhibit 27  Financial Data Schedules.  Filed with EDGAR version.

     (a) Financial Data Schedule as of and for the 26-week period ended December 29, 1999.

     (b) Restated Financial Data Schedule as of and for the 26-week period ended December 23, 1998.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BRINKER INTERNATIONAL, INC.


Date:  February 10, 2000    By:____________________________________
                               Ronald A. McDougall, Vice Chairman
                               and Chief Executive Officer
                               (Duly Authorized Signatory)



Date:  February 10, 2000    By:_____________________________________
                               Russell G. Owens, Executive Vice
                               President and Chief Financial
                               and Strategic Officer
                               (Principal Financial and Accounting
                                Officer)