Form 10-Q
period 2000-03-29
BRINKER INTERNATIONAL INC
filed 2000-05-11
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



           For the Quarterly Period Ended March 29, 2000

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

Yes   X   No

Number of shares of common stock of registrant outstanding at March 29, 2000: 65,241,022



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           March 29, 2000 (Unaudited) and June 30, 1999     3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and thirty-nine week
           periods ended March 29, 2000 and March 24, 1999      5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirty-nine week periods ended
           March 29, 2000 and March 24, 1999                    6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                 7 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations   9 - 14


Part II - Other Information                               15 - 17




PART I.  FINANCIAL INFORMATION


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                         March 29,         June 30,
                                            2000             1999
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $     9,987      $    12,597
 Accounts Receivable                         18,418           21,390
 Inventories                                 15,440           15,050
 Prepaid Expenses                            49,434           46,431
 Deferred Income Taxes                        2,210            5,585
 Other                                        4,197            2,097

     Total Current Assets                    99,686          103,150

Property and Equipment, at Cost:
 Land                                       178,893          169,368
 Buildings and Leasehold Improvements       718,219          650,000
 Furniture and Equipment                    382,249          351,729
 Construction-in-Progress                    68,566           46,186
                                          1,347,927        1,217,283
 Less Accumulated Depreciation
  and Amortization                          463,890          403,907

     Net Property and Equipment             884,037          813,376

Other Assets:
 Goodwill                                    72,114           74,190
 Other                                       93,372           94,928

     Total Other Assets                     165,486          169,118

     Total Assets                       $ 1,149,209      $ 1,085,644

                                                          (continued)


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                         March 29,         June 30,
                                            2000             1999
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635      $    14,635
 Accounts Payable                            91,487           74,100
 Accrued Liabilities                        111,011          101,384

  Total Current Liabilities                 217,133          190,119

Long-term Debt, Less Current Installments   166,006          183,158
Deferred Income Taxes                        11,648            9,140
Other Liabilities                            41,113           41,788
Commitments and Contingencies

Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -                -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,362,441
  Shares Issued and 65,241,022 Shares
  Outstanding at March 29, 2000, and
  78,150,054 Shares Issued and 65,899,445
  Shares Outstanding at June 30, 1999         7,836            7,815
 Additional Paid-In Capital                 288,960          285,448
 Retained Earnings                          624,048          542,918
                                            920,844          836,181
 Less:
  Treasury Stock, at Cost (13,121,419
   shares at March 29, 2000 and 12,250,609
   shares at June 30, 1999)                 203,920          174,742
  Unearned Compensation                       3,615               -
  Total Shareholders' Equity                713,309          661,439

  Total Liabilities and Shareholders'
    Equity                              $ 1,149,209    $   1,085,644


See accompanying notes to condensed consolidated financial statements.


                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                   13 Week Periods Ended    39 Week Periods Ended
                                    Mar. 29,   Mar. 24,      Mar. 29,   Mar. 24,
                                     2000       1999           2000       1999
Revenues                           $  551,191 $  459,192    $1,583,124  $1,335,268

Operating Costs and Expenses:
   Cost of Sales                      146,490    123,901       422,219     363,495
   Restaurant Expenses                307,730    257,620       883,090     746,601
   Depreciation and Amortization       22,432     19,804        67,333      58,327
   General and Administrative          26,554     22,890        74,466      66,441

Total Operating Costs and Expenses    503,206    424,215     1,447,108   1,234,864

Operating Income                       47,985     34,977       136,016     100,404

Interest Expense                        2,882      2,375         8,400       6,764
Other, Net                                828      1,155         2,900       4,572

Income Before Provision for
   Income Taxes and Cumulative Effect
   of Accounting Change                44,275     31,447       124,716      89,068

Provision for Income Taxes             15,673     10,912        43,586      30,907

Income Before Cumulative
   Effect of Accounting Change         28,602     20,535        81,130      58,161

Cumulative Effect of Accounting Change     -          -             -        6,407

     Net Income                    $   28,602 $   20,535     $  81,130  $   51,754

Basic Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change          $     0.44 $     0.31     $    1.24  $     0.89
   Cumulative Effect of
     Accounting Change                     -          -             -         0.10

   Basic Net Income Per Share      $     0.44 $     0.31     $    1.24  $     0.79

Diluted Earnings Per Share:

   Income Before Cumulative Effect
     of Accounting Change          $     0.43 $     0.30     $    1.21  $     0.86
   Cumulative Effect of
     Accounting Change                     -          -             -         0.10

   Diluted Net Income Per Share    $     0.43 $     0.30     $    1.21  $     0.76

Basic Weighted Average
   Shares Outstanding                  65,266     66,316        65,491      65,899

Diluted Weighted Average
   Shares Outstanding                  66,814     68,852        67,207      68,073


See accompanying notes to condensed consolidated financial statements.



                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                    39 Week Periods Ended
                                                   March 29,      March 24,
                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 81,130       $ 51,754
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization                     68,783         58,327
   Deferred Income Taxes                              5,883          4,173
   Cumulative Effect of Accounting Change                -           6,407
   Changes in Assets and Liabilities:
      Receivables                                       872         (4,674)
      Inventories                                      (390)        (1,238)
      Prepaid Expenses                                 (105)        (1,491)
      Other Assets                                    1,932          4,024
      Accounts Payable                               17,387            334
      Accrued Liabilities                             9,740          7,628
      Other Liabilities                                (675)          (900)

      Net Cash Provided by Operating Activities     184,557        124,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment                (138,239)      (137,013)
Investment in Equity Method Investees                  (953)        (4,479)
Net Advances to Affiliates                              -          (13,838)

      Net Cash Used in Investing Activities        (139,192)      (155,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Borrowings on Credit Facilities      (17,152)        40,266
Proceeds from Issuances of Treasury Stock            14,467         24,011
Purchases of Treasury Stock                         (45,290)       (25,941)

      Net Cash (Used in) Provided by
        Financing Activities                        (47,975)        38,336

Net (Decrease) Increase in Cash and
 Cash Equivalents                                    (2,610)         7,350
Cash and Cash Equivalents at Beginning
 of Period                                           12,597          9,382
Cash and Cash Equivalents at End
 of Period                                         $  9,987       $ 16,732

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized               $  5,836       $  4,712
Income Taxes, Net of Refunds                       $ 41,153       $ 33,764

NON-CASH TRANSACTIONS DURING THE PERIOD:
Restricted Common Stock Issued                     $  5,200      $     -


See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 29, 2000 and June 30, 1999 and for the thirteen week and thirty-nine week periods ended March 29, 2000 and March 24, 1999, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns and operates or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery"). In addition, the Company is involved in the operation and development of the Eatzi's Market and Bakery ("Eatzi's"), Big Bowl, and Wildfire concepts.

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

2. Commitments

   In September 1999, the Company entered into a $25.0 million equipment leasing facility. During fiscal 2000, the Company has utilized $16.2 million of the facility. The facility, which is accounted for as an operating lease, expires in fiscal 2006. The Company guarantees a residual value related to the equipment of approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which amount will be no more than 75% of the total amount funded under the facility.

  In September 1999, the Company also entered into a $50.0 million real estate leasing facility. During fiscal 2000, the Company has utilized $5.2 million of the facility. The facility, which is accounted for as an operating lease, expires in fiscal 2007. The Company guarantees the residual value related to the properties, which will be approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased real estate for an amount equal to the unamortized lease balance.

3.  Preopening Costs

  The Company elected early adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," retroactive to the first quarter of fiscal 1999. This new accounting standard required the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each restaurant. The Condensed Consolidated Statement of Income for the thirty-nine week period ended March 24, 1999 reflects the cumulative effect of this accounting change, net of related income tax benefit.

4.  Treasury Stock

   The Company's Board of Directors previously approved a plan to repurchase up to $110.0 million of the Company's common stock. During the third quarter of fiscal 2000, the Company's Board of Directors approved an additional $100.0 million increase in the existing plan. Pursuant to the plan and in accordance with applicable securities regulations, the Company repurchased approximately 635,100 shares of its common stock for approximately $14.1 million during the third quarter of fiscal 2000, resulting in a cumulative repurchase total of 4,910,100 shares of its common stock for approximately $110.5 million. The Company's repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

5.  Long Term Incentive Plan

   Pursuant to shareholder approval in November 1999, the Company implemented the Long Term Incentive Plan (the "Plan") for certain key employees, one component of which is the award of restricted common stock in lieu of cash. During fiscal 2000, approximately 218,000 shares of restricted common stock have been awarded, the majority of which vests over a three-year period. Unearned compensation was recorded at the date of award based on the market value of the shares and is being amortized to compensation expense over the vesting period. Unearned compensation related to these shares, included as a separate component of shareholders' equity, was approximately $3.6 million at March 29, 2000.




                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                   13 Week Periods Ended    39 Week Periods Ended
                                    Mar. 29,   Mar. 24,      Mar. 29,   Mar. 24,
                                      2000       1999          2000       1999
Revenues                             100.0%      100.0%        100.0%     100.0%

Operating Costs and Expenses:
 Cost of Sales                        26.6%       27.0%         26.7%      27.2%
 Restaurant Expenses                  55.8%       56.1%         55.8%      55.9%
 Depreciation and Amortization         4.1%        4.3%          4.3%       4.4%
 General and Administrative            4.8%        5.0%          4.7%       5.0%

 Total Operating Costs and Expenses   91.3%       92.4%         91.4%      92.5%

Operating Income                       8.7%        7.6%          8.6%       7.5%

Interest Expense                       0.5%        0.5%          0.5%       0.5%
Other, Net                             0.2%        0.3%          0.2%       0.3%

Income Before Provision for Income
Taxes and Cumulative Effect of
Accounting Change                      8.0%        6.8%          7.9%       6.7%
Provision for Income Taxes             2.8%        2.3%          2.8%       2.3%

Income Before Cumulative Effect
   of Accounting Change                5.2%        4.5%          5.1%       4.4%

Cumulative Effect of Accounting
  Change                                 -           -             -        0.5%

  Net Income                           5.2%        4.5%          5.1%       3.9%

The following table details the number of restaurant openings during the third quarter and year-to-date, as well as total restaurants open at the end of the third quarter.

                                                                   Total Open at End
                   Third Quarter Openings   Year-to-Date Openings   of Third Quarter
                     Fiscal       Fiscal      Fiscal      Fiscal    Fiscal     Fiscal
                      2000         1999        2000        1999      2000       1999
Chili's:
  Company-owned          8            5          28          20       462        433
  Franchised             9            7          25          22       211        181
     Total              17           12          53          42       673        614

Macaroni Grill:
  Company-owned          2            5          11          13       139        124
  Franchised             1            1           1           1         4          3
     Total               3            6          12          14       143        127

On The Border:
  Company-owned          3            8          13          15        80         65
  Franchised             2            1           5           6        28         21
     Total               5            9          18          21       108         86

Maggiano's               1           --           2           3        12         10

Cozymel's               --           --          --           1        13         13

Corner Bakery:
 Company-owned           -            4           6          19        55         49
 Franchised              -           --           1          --         1         --
    Total                -            4           7          19        56         49

Eatzi's                 --            1          --           3         4          6

Wildfire                --           --          --           1         3          2

Big Bowl                --           --          --           2         4          4

     Grand total        26           32          92         106     1,016        911




REVENUES

Revenues for the third quarter of fiscal 2000 increased to $551.2 million, 20.0% over the $459.2 million generated for the same quarter of fiscal 1999. Revenues for the thirty-nine week period ended March 29, 2000 rose 18.6% to $1,583.1 million from the $1,335.3 million generated for the same period of fiscal 1999. The increases are primarily attributable to a net increase of 67 company-owned restaurants since March 24, 1999 and an increase in comparable store sales for both the third quarter and year-to-date of fiscal 2000 compared to fiscal 1999. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 2000 by 10.9% and 12.0%, respectively, compared to the respective prior year periods. Comparable store sales increased 8.6% and 6.4% for the third quarter and year-to-date, respectively, from the same periods of fiscal 1999. Menu prices in the aggregate increased 1.5% in fiscal 2000 as compared to fiscal 1999.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the third quarter and year-to-date of fiscal 2000 as compared to the respective periods of fiscal 1999. Improved purchasing leverage, menu price increases, and favorable commodity price variances for poultry, dairy, produce, and contract items (such as eggrolls and shortening) attributed to the decrease in cost of sales for both the quarter and year-to-date. These favorable variances were partially offset by unfavorable commodity price variances for meat and unfavorable product mix changes.

Restaurant expenses decreased for the third quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999. Restaurant labor wage rates were higher than in the prior year, but were fully offset by increased sales leverage, improvements in labor productivity, and menu price increases. Additionally, pre-opening costs have decreased for both the third quarter and year-to-date due to fewer store openings year-over-year.

Depreciation and amortization decreased for both the third quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999. Depreciation and amortization decreases resulted from the utilization of the equipment leasing facilities, increased sales leverage and a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation related to new unit construction and ongoing remodel costs.

General and administrative expenses decreased for both the third quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants and increased sales leverage.

Interest expense remained flat for both the third quarter and year-to-date of fiscal 2000 compared with the respective periods of fiscal 1999. Interest expense increased as a result of increased borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan and a decrease in interest capitalization due to fewer store openings year-over-year. These increases were fully offset by increased sales leverage as well as a decrease in interest expense on senior notes due to the scheduled repayment made in April 1999.

Other, net decreased for both the third quarter and year-to-date of fiscal 2000 compared to the respective periods of fiscal 1999 primarily due to a decrease in the Company's share of net losses in unconsolidated equity method investees.


CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The cumulative effect of accounting change is the result of the Company's early adoption of SOP 98-5 retroactive to the first quarter of fiscal 1999 as discussed previously in the "Notes to Condensed Consolidated Financial Statements" section. The cumulative effect of this accounting change, net of income tax benefit, was $6.4 million or $0.10 per diluted share. This new accounting standard accelerates the Company's recognition of preopening costs, but benefits the post-opening results of new restaurants.


NET INCOME AND NET INCOME PER SHARE

Net income for the third quarter and year-to-date of fiscal 2000 increased 39.3% and 56.8%, respectively, compared to the respective periods of fiscal 1999. Diluted net income per share for the third quarter and year-to-date of fiscal 2000 increased 43.3% and 59.2%, respectively, compared to the respective periods of fiscal 1999. Excluding the effects of the adoption of SOP 98-5 in the first quarter of fiscal 1999, net income for the year-to-date period of fiscal 2000 increased 39.5% from $58.2 million to $81.1 million and diluted net income per share increased 40.7% from $.86 to $1.21. The increase in both net income and diluted net income per share before consideration of the adoption of SOP 98-5 was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in commodity prices and general and administrative expenses as a percent of revenues. Diluted weighted average shares outstanding for the third quarter decreased 3.0% compared to the prior year period due to the effect of treasury stock repurchases, partially offset by stock option exercises and restricted common stock awards.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by either increasing menu prices or reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $87.0 million at June 30, 1999 to $117.4 million at March 29, 2000. Net cash provided by operating activities increased to $184.6 million for the third quarter of fiscal 2000 from $124.3 million during the same period in fiscal 1999 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at March 29, 2000 consisted of $71.4 million of unsecured senior notes, $108.1 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $330.0 million, and at March 29, 2000, the Company had $220.1 million in available funds from these facilities.

During the first quarter of fiscal 2000, the Company entered into a $25.0 million equipment leasing facility. As of March 29, 2000, $16.2 million of the facility had been utilized. The remaining equipment leasing facility can be used to lease equipment during the remainder of fiscal year 2000 and through the first quarter of fiscal year 2001. In addition, the Company entered into a $50.0 million real estate leasing facility. As of March 29, 2000, $5.2 million of the facility had been utilized. The remaining real estate leasing facility will be used to lease real estate during the remainder of fiscal year 2000 and all of fiscal year 2001.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $138.2 million for the first three quarters of fiscal 2000 as compared to $137.0 million for the same period of fiscal 1999. The amount of capital expenditures in the first three quarters of fiscal 2000 was essentially unchanged compared to the same period in fiscal 1999 due to differences in the mix of unit openings during fiscal 2000 as compared to fiscal 1999, partially offset by a decrease in the number of store openings year-over-year. The Company estimates that its capital expenditures during the fourth quarter will approximate $47.0 million. These capital expenditures will be funded from internal operations, cash equivalents, and drawdowns on the Company's available lines of credit.

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

The Company's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 29, 2000 would be immaterial.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for
Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 effective June 29, 2000 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.


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


PART II.  OTHER INFORMATION

Item 6: EXHIBITS

Exhibit 27  Financial Data Schedules.  Filed with EDGAR version.

     (a) Financial Data Schedule as of and for the 39 week period ended March 29, 2000.

     (b) Restated Financial Data Schedule as of and for the 39 week period ended March 24, 1999.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BRINKER INTERNATIONAL, INC.


Date:  May 11, 2000         By:________________________________________
                               Ronald A. McDougall, Vice Chairman and
                               Chief Executive Officer
                               (Duly Authorized Signatory)



Date:  May 11, 2000         By:__________________________________________
                               Russell G. Owens, Executive Vice President
                               and Chief Financial and Strategic Officer
                               (Principal Financial and Accounting Officer)