Form 10-K
period 2000-06-28
BRINKER INTERNATIONAL INC
filed 2000-09-22
CIK 703351

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 28, 2000        Commission File No. 1-10275

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 11, 2000 was $2,065,032,129.

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                                         Outstanding at
     Class                              September 11, 2000

Common Stock, $0.10 par value           66,056,817 shares


              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 28, 2000 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement dated September 22, 2000, for its annual meeting of shareholders on November 9, 2000, are incorporated by reference into Part III hereof, to the extent indicated herein.

                             PART I

Item 1.   BUSINESS.

      General

          Brinker International, Inc. ("Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery") restaurant concepts. In addition, the Company is involved in the ownership, and is or has been involved in the development, of the Big Bowl ("Big Bowl"), Wildfire ("Wildfire"), and Eatzi's Market and Bakery ("Eatzi's") concepts. The Company was organized under the laws of the
      State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, and Corner Bakery in November 1989, May 1994, July 1995, August 1995, and August 1995, respectively.

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

          Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices. Entree selections range in menu price from $5.29 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $10.38 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 86.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.7%.

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

          Entree selections range in menu price from $5.29 to $16.99 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.73 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 86.1% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.9%.

      On The Border Mexican Grill & Cantina

          On The Border restaurants are full-service, casual Mexican restaurants featuring mesquite-grilled specialties and traditional Tex-Mex entrees and appetizers served in generous portions at modest prices. On The Border restaurants feature an outdoor patio, a full-service bar, booth and table seating and brick and wood walls with a Southwest decor. On The Border restaurants also offer enthusiastic table service intended to minimize customer waiting time and facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.

          Entree selections range in menu price from $4.99 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $12.40 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 78.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.8%.

      Cozymel's Coastal Mexican Grill

           Cozymel's restaurants are casual, upscale coastal Mexican restaurants featuring daily fresh fish features, grilled chicken and beef, and slow-roasted pork entrees, appetizers, desserts and a full-service bar featuring a wide variety of signature margaritas and specialty frozen beverages. Cozymel's restaurants offer a "tropical, not typical" Mexican atmosphere, which includes an outdoor patio, intended to evoke the atmosphere of a coastal Mexican seaside resort.

          Entree selections range in menu price from $5.99 to $19.99 with the average revenue per meal, including alcoholic beverages, approximating $14.59 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 74.9% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 25.1%.

      Maggiano's Little Italy

          Maggiano's restaurants are classic re-creations of a New York City pre-war "Little Italy" dinner house. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a family-style menu as well as a full lunch and dinner menu offering southern Italian appetizers, homemade bread, bountiful portions of pasta, chicken, seafood, veal and prime steaks, as well as a full range of alcoholic beverages. Most Maggiano's restaurants also feature extensive banquet facilities. Entree selections range in menu price from $7.95 to $29.95, with the average revenue per meal, including alcoholic beverages, approximating $25.29 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 78.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.7%.

      Corner Bakery Cafe

           Corner Bakery is a retail bakery cafe serving breakfast, lunch and dinner in the emerging fast-casual dining segment. Corner Bakery offers fresh muffins, brownies, cookies and specialty items, as well as hearth-baked breads, rolls and baguettes, all of which are created daily by artisan bakers. The breads offered by Corner Bakery include crusty country boules, and specialty breads such as raisin-pecan, Kalamata olive ciabatta, cranberry-orange, multi-grain harvest, and ryes.

          While retaining a relaxed atmosphere, Corner Bakery exemplifies casual elegance, with most bakeries having both indoor and outdoor seating. In addition to breads, breakfast and dessert sweets, featured in the cafes are specialty sandwiches, fresh salads, warm soups, paninis, pasta and pizzas. New savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available. Corner Bakery's catering group offers a wide range of gift baskets, breakfast and sandwich trays and lunch boxes for any size meeting or social event. Prices for menu items range from $1.00 to
      $7.99 with the average revenue per meal, including alcoholic beverages, approximating $8.27 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted over 99% of the concept's total restaurant revenues. Catering sales constituted approximately 14.5% of such food and non-alcoholic beverage sales.

      Jointly-Developed Restaurant Concepts

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

          While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience. Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $13.68 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 87.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.8%.

         Wildfire

          Wildfire restaurants are authentic 1940's style steak houses featuring an open kitchen consisting of a hardwood burning oven and rotisserie. Each of the Wildfire restaurants is a casual, full-service restaurant offering broiled steaks, chops, fresh seafood, barbecued ribs, pizza, spit-roasted chicken, salads to share, and a full line of cocktails with a complete wine list to complement the menu. Entree selections range from $12.95 to $26.95, with the average revenue per meal, including alcoholic beverages, approximating $22.18 per person. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted approximately 78.0% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 22.0%.

      Eatzi's Market and Bakery

          Eatzi's is a home meal replacement retail market, which offers customers just about everything in the meal spectrum, from fresh produce and raw meats and seafood to restaurant-quality, chef-prepared meals-to-go. Eatzi's also provides a tremendous variety of "made from scratch" breads and pastries along with dry groceries, deli meats and cheeses, made-to-order salads and sandwiches, a coffee bar, and fresh cut flowers. Large selections of non-
      alcoholic beverages, wine, and beer are available to complete the meal. Specialty packaged items, specifically selected to complement the fresh choices, are also available.

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

           Emphasis is placed on restaurant-quality cuisine, prepared fresh daily by highly skilled and culinary-
      trained chefs using Eatzi's unique recipes. Certain designated menu items are rotated weekly to provide variety and to augment the core menu. Corporate chefs are constantly developing and testing new recipes to ensure high-quality and ample variety in addition to keeping ahead of the customer's changing taste profiles. Individual meal selections range in price from $4.99 to $10.99 with the average revenue per purchase, including alcoholic beverages, approximating $17.49. During the year ended June 28, 2000, food and non-alcoholic beverage sales constituted 95.0% of the concept's total revenues, with alcoholic beverages accounting for the remaining
      5.0%. Catering sales constituted approximately 18.6% of such food and non-alcoholic beverage sales.

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

          The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data, do not support a relocation. Since inception, the Company has closed thirty-five restaurants, including eleven in fiscal 2000, which were performing below the Company's standards primarily due to declining trading-area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the
      greatest   return  potential  for  the  Company   and   its
      shareholders.

           The   following  table  illustrates  the   system-wide
      restaurants opened in fiscal 2000 and the planned openings in fiscal 2001:

                            Fiscal 2000          Fiscal 2001
                              Openings       Projected Openings

      Chili's:
        Company-Operated       35                    37-40
        Franchise              33                    42-45

      Macaroni Grill:
        Company-Operated       17                    17-20
        Franchise               1                     1-3

      On The Border:
        Company-Operated       15                     8-11
        Franchise               7                     4-6

      Cozymel's                 0                     1-2

      Maggiano's                2                     2-3

      Corner Bakery:
        Company-Operated        7                     7-10
        Franchise               1                     0

      Big Bowl                  2                     2-3


                   TOTAL      120                   121-143


          The Company anticipates that some of the fiscal 2001 projected restaurant openings will be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes the land cost and all, or substantially all, of the building construction costs. In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

          The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

              Chili's    Macaroni Grill   On The Border   Cozymel's   Maggiano's    Corner Bakery
Land        $  600,000     $1,000,000      $   750,000    $1,000,000   $3,000,000   $  800,000
Building     1,080,000      1,400,000        1,300,000     1,500,000    3,300,000      570,000
Furniture &
   Equipment   450,000        565,000          615,000       700,000    1,200,000      300,000
Other           60,000        100,000           65,000       100,000      130,000       25,000

     TOTAL  $2,190,000     $3,065,000       $2,730,000    $3,300,000   $7,630,000   $1,695,000

          The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

         Franchise Operations

          The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. At June 28, 2000, forty-one total joint venture or franchise development agreements existed. During the year ended June 28, 2000, thirty-three Chili's, one Macaroni Grill, seven On The Border, and one Corner Bakery franchised restaurants were opened.

          The Company has entered into international franchise agreements, which will bring Chili's to Qatar and Macaroni Grill to Puerto Rico in the 2001 fiscal year. In fiscal 2000, the first Chili's restaurants opened in Guatemala (November 1999) and Saudi Arabia (November 1999), and the first Macaroni Grill restaurant opened in Mexico (January
      2000).

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

         Jointly-Developed Operations

          The Company has previously entered into agreements for research and development activities related to the testing of new restaurant concepts and has a significant equity interest in such ventures. The Company holds a 50%
      interest in the legal entities owning the six Big Bowl restaurants located in Chicago (3), Lincolnshire, and Schaumburg, Illinois and Edina, Minnesota and the three Wildfire restaurants located in Chicago (2) and Lincolnshire, Illinois.

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

          The Company ensures consistent quality standards in all concepts through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of Company-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforce strict adherence to Company standards.

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

         Advertising and Marketing

          The Company's concepts generally focus on the eighteen to fifty-four year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, the Company relies primarily on television, radio, direct mail advertising and word-of-mouth information communicated by customers.

          The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Franchisees spend additional amounts on local advertising when approved by the Company.

         Employees

          At June 28, 2000, the Company employed approximately 68,000 persons, of whom approximately 900 were corporate personnel, 4,100 were restaurant area directors, managers or trainees and 63,000 were employed in non-management restaurant positions. The executive officers of the Company have an average of approximately twenty-two years of experience in the restaurant industry.

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

         Trademarks

          The Company has registered, among other marks, "Big Bowl", "Brinker International", "Chili's", "Chili's Grill & Bar", "Chili's Too", "Chili's Bar & Bites", "Chili's Southwest Grill & Bar", "Corner Bakery", "Cozymel's", "Cozymel's Coastal Mexican Grill", "Eatzi's", "Eatzi's Market & Bakery", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", "Pizzaahhh!", and "Wildfire" as trademarks with the United States Patent and Trademark Office.

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

           The Company is subject to federal and state environmental regulations, but these have not had a material negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, the Company is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

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


Item 2.   PROPERTIES.

         Restaurant Locations

          At June 28, 2000, the Company's system of company-operated, jointly-developed and franchised units included 1,038 restaurants located in forty-seven states, Washington, D.C., Australia, Austria, Bahrain, Canada, Egypt, Great Britain, Guatemala, Indonesia, Kuwait, Lebanon, Malaysia, Mexico, Peru, Philippines, Puerto Rico, Saudi Arabia, South Korea, United Arab Emirates, and Venezuela. The Company's portfolio of restaurants is illustrated below:


      Chili's:
        Company-Operated                      466
        Franchise                             219

      Macaroni Grill:
        Company-Operated                      145
        Franchise                               4

      On The Border:
        Company-Operated                       82
        Franchise                              27

      Cozymel's                                13

      Maggiano's                               12

      Corner Bakery:
        Company-Operated                       56
        Franchise                               1

      Big Bowl                                  6

      Wildfire                                  3

      Eatzi's                                   4

                                TOTAL       1,038

          The 685 Chili's restaurants include domestic locations in forty-seven states and the District of Columbia and foreign locations in nineteen countries. The 149 Macaroni Grill restaurants include domestic locations in thirty-six states and foreign locations in Canada, Great Britain and Mexico. The On The Border, Cozymel's, Maggiano's, Corner Bakery, Big Bowl and Wildfire restaurants, and Eatzi's markets, are located exclusively within the United States in thirty, eight, seven (and the District of Columbia), seven (and the District of Columbia), two, one, and three states, respectively.

         Restaurant Property Information

          The following table illustrates the approximate average dining capacity for each current prototypical unit in primary restaurant concepts:

                  Chili's        Macaroni Grill    On The Border    Cozymel's    Maggiano's
Square Feet    4,500 - 5,500     6,800 - 7,600      6,500 - 7,200    9,400     14,000 - 18,000
Dining Seats     145 - 215         250 - 275          220 - 240        380        500 - 725
Dining Tables     35 - 50           55 - 70            55 - 60          85        100 - 150


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

          Certain of the Company's restaurants are leased for an initial term of five to thirty years, with renewal terms of one to thirty years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 28, 2000, the Company owned the land and/or building for 529 of the 776 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

         Other Properties

           The Company leases warehouse space totalling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 119,000 square feet of this complex is currently utilized by the Company, with the remaining 79,000 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters. In November 1997, the Company sold the office complex and is leasing it back under a twenty year operating lease. The Company also leases office space in California, Florida, Georgia, Illinois, New Jersey and Texas for use as regional operation or real estate/construction offices. The size of these office leases range from 1,000 square feet to 3,600 square feet. The Company owns or leases warehouse space in California, Georgia, Illinois, Texas and Virginia for use as commissaries for the preparation of bread and other food products for its Corner Bakery stores. The size of these commissaries range from 11,383 square feet to 20,000 square feet.

Item 3.   LEGAL PROCEEDINGS.

          The Company is engaged in various legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of the Company, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial condition or results of operations.

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

         Fiscal year ended June 28, 2000:

         First Quarter        28.75          23.00
         Second Quarter       27.06          20.19
         Third Quarter        27.81          20.81
         Fourth Quarter       35.06          26.25

         Fiscal year ended June 30, 1999:

         First Quarter        20.44          17.50
         Second Quarter       26.63          16.00
         Third Quarter        30.31          24.38
         Fourth Quarter       29.63          23.56

          As of September 11, 2000, there were 1,254 holders of record of the Company's Common Stock.

          The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

          During the three-year period ended on September 11, 2000, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.


Item 6.   SELECTED FINANCIAL DATA.

          "Selected Financial Data" on page F-2 of the  Company's
      2000 Annual Report to Shareholders is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          "Management's  Discussion  and  Analysis  of  Financial
      Condition and Results of Operations" on pages F-3 through F-7 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
          RISK.

          "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-6 through F-7 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1).


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          "Directors and Executive Officers" on pages 4 through 8 and "Section 16(a) Beneficial Ownership Reporting
      Compliance" on page 14 of the Company's Proxy Statement dated September 22, 2000 for the annual meeting of shareholders on November 9, 2000, are incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION INFORMATION.

          "Executive Compensation" on pages 9 through 10 and "Report of the Compensation Committee" on pages 10 through 13 of the Company's Proxy Statement dated September 22, 2000, for the annual meeting of shareholders on November 9, 2000, are incorporated herein by reference.


Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

           "Principal Shareholders" on page 2 and "Security Ownership of Management and Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated September 22, 2000, for the annual meeting of shareholders on November 9, 2000, are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             "Compensation Committee Interlocks and Insider Participation" on pages 14 through 15 of the Company's Proxy Statement dated September 22, 2000, for the annual meeting of shareholders on November 9, 2000, is incorporated herein by reference.


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements.

          Reference  is made to the Index to Financial Statements
      attached  hereto on page 18 for a listing of all  financial statements  incorporated  herein from  the  Company's  2000
      Annual Report to Shareholders.

      (a)  (2) Financial Statement Schedules.

      None.

         (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this Report.

         (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the fiscal quarter ended June 28, 2000.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRINKER INTERNATIONAL, INC.,
                              a Delaware corporation




                              By:___/s/_____________________________
                                 Russell G. Owens, Executive Vice
                                  President  and Chief  Financial
                                  and Strategic Officer


Dated: September 22, 2000




Pursuant  to the requirements of the Securities Exchange  Act  of
1934,  this report has been signed below by the following persons
of   the   registrant   and  in  the  capacities   indicated   on
September 22, 2000.


        Name                               Title



____/s/________________            Vice Chairman of the Board and Chief
Ronald A. McDougall                Executive Officer
                                   (Principal Executive Officer)



___/s/________________              Executive Vice President and Chief
Russell  G. Owens                   Financial and Strategic Officer
                                    (Principal Financial and Accounting
                                     Officer)



___/s/________________              Chairman of the Board
Norman E. Brinker



____/s/_______________               President, Chief Operating Officer
Douglas H. Brooks                    and Director



___/s/_______________                Director
Donald J. Carty



____________________                 Director
Dan W. Cook, III




____/s/______________                Director
Marvin J. Girouard



___/s/________________                Director
J.M. Haggar, Jr.



___/s/________________               Director
Frederick S. Humphries



___/s/________________               Director
Ronald Kirk



___/s/________________               Director
Jeffrey A. Marcus



___/s/________________               Director
James E. Oesterreicher



___/s/________________               Director
Roger T. Staubach




                 INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are incorporated herein by reference. The financial statements of the Company included in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                         2000 Annual
                                                         Report Pages

Consolidated Balance Sheets -                                 F-8
     June 28, 2000 and June 30, 1999

Consolidated Statements of Income -                          F-10
     Fiscal Years Ended June 28, 2000, June 30, 1999
     and June 24, 1998

Consolidated Statements of Shareholders'                     F-11
     Equity - Fiscal Years Ended June 28, 2000,
     June 30, 1999 and June 24, 1998

Consolidated Statements of Cash Flows -                      F-12
     Fiscal Years Ended June 28, 2000, June 30, 1999
     and June 24, 1998

Notes to Consolidated Financial Statements                   F-13

Independent Auditors' Report                                 F-25

Management's Responsibility for Consolidated                 F-26
     Financial Statements


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

10(a)    Registrant's 1983 Incentive Stock Option Plan. (2)

10(b) Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (3)

10(c)    Registrant's 1992 Incentive Stock Option Plan. (3)

10(d)    Registrant's Stock Option and Incentive Plan. (4)

10(e) Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (5)

13       2000 Annual Report to Shareholders. (6)

21       Subsidiaries of the registrant. (5)

23       Independent Auditors' Consent. (5)

27       Financial Data Schedule. (7)

99       Proxy Statement of registrant dated September 22, 2000. (6)



(1) Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2) Filed as an exhibit to annual report on Form 10-K for year ended June 26, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to annual report on Form 10-K for year ended June 25, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to annual report on Form 10-K for year ended June 30, 1999 and incorporated herein by reference.

(5)    Filed herewith.

(6)    Portions filed herewith, to the extent indicated herein.

(7)    Filed with EDGAR version.











                              E-1