Form 10-Q
period 2000-09-27
BRINKER INTERNATIONAL INC
filed 2000-11-09
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended September 27, 2000

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

Yes   X   No

Number of shares of common stock of registrant outstanding at September 27, 2000: 65,481,724



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
           September 27, 2000 (Unaudited) and June 28, 2000       3 - 4

          Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen-week periods ended
           September 27, 2000 and September 29, 1999                  5

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirteen-week periods ended
           September 27, 2000 and September 29, 1999                  6

          Notes to Condensed Consolidated
           Financial Statements (Unaudited)                       7 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations          9 - 13


Part II - Other Information                                      14 - 15




PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                       September 27,   June 28,
                                            2000         2000
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    12,314  $    12,343
 Accounts Receivable                         23,534       20,378
 Inventories                                 16,710       16,448
 Prepaid Expenses                            49,004       50,327
 Deferred Income Taxes                        1,363        2,127
 Other                                        2,000        2,000

     Total Current Assets                   104,925      103,623

Property and Equipment, at Cost:
 Land                                       180,074      178,025
 Buildings and Leasehold Improvements       763,269      739,795
 Furniture and Equipment                    413,503      396,089
 Construction-in-Progress                    54,418       57,167
                                          1,411,264    1,371,076
 Less Accumulated Depreciation
  and Amortization                          504,370      482,944

     Net Property and Equipment             906,894      888,132

Other Assets:
 Goodwill                                    71,007       71,561
 Other                                       98,614       99,012

     Total Other Assets                     169,621      170,573

     Total Assets                       $ 1,181,440  $ 1,162,328

                                                       (continued)


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                       September 27,   June 28,
                                            2000         2000
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635  $    14,635
 Accounts Payable                           114,132      104,461
 Accrued Liabilities                        105,723      111,904

  Total Current Liabilities                 234,490      231,000

Long-term Debt, Less Current Installments   106,124      110,323
Deferred Income Taxes                         9,482        7,667
Other Liabilities                            53,283       51,130


Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -            -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 78,362,441
  Shares Issued and 65,481,724 Shares
  Outstanding at September 27, 2000, and
  78,362,441 Shares Issued and 65,866,529
  Shares Outstanding at June 28, 2000         7,836        7,836
 Additional Paid-In Capital                 297,614      298,172
 Retained Earnings                          695,952      660,758
                                          1,001,402      966,766
 Less:
  Treasury Stock, at Cost (12,880,717
   shares at September 27, 2000 and
   12,495,912 shares at June 28, 2000)      219,959      201,531
  Unearned Compensation                       3,382        3,027
  Total Shareholders' Equity                778,061      762,208

  Total Liabilities and Shareholders'
    Equity                              $ 1,181,440  $ 1,162,328



See accompanying notes to condensed consolidated financial statements.



                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                      Thirteen-Week Periods Ended
                                 September 27,       September 29,
                                      2000                1999

Revenues                           $  589,283          $  511,033

Operating Costs and Expenses:
   Cost of Sales                      156,407             136,190
   Restaurant Expenses                326,129             284,725
   Depreciation and Amortization       23,430              22,117
   General and Administrative          27,211              23,507

 Total Operating Costs and Expenses   533,177             466,539

Operating Income                       56,106              44,494

Interest Expense                        1,396               2,398
Other, Net                                399                 586

Income Before Provision for
   Income Taxes                        54,311              41,510

Provision for Income Taxes             19,117              14,404


     Net Income                    $   35,194          $   27,106

Basic Net Income Per Share         $      .53          $      .41

Diluted Net Income Per Share       $      .52          $      .40

Basic Weighted Average
   Shares Outstanding                  65,836              65,786

Diluted Weighted Average
   Shares Outstanding                  67,714              67,772

See accompanying notes to condensed consolidated financial statements.



                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                  Thirteen-Week Periods Ended
                                                 September 27,    September 29,
                                                      2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 35,194         $ 27,106
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization                     23,430           22,117
   Amortization of Unearned Compensation                413              -
   Deferred Income Taxes                              2,579            1,943
   Changes in Assets and Liabilities:
      Receivables                                    (3,156)           1,255
      Inventories                                      (262)             (25)
      Prepaid Expenses                                2,275            3,888
      Other Assets                                       96             (212)
      Accounts Payable                                9,671           13,323
      Accrued Liabilities                            (5,921)          (9,764)
      Other Liabilities                               2,153              913

      Net Cash Provided by Operating Activities      66,472           60,544

CASH FLOWS FROM INVESTING ACTIVITIES - Payments
 for Property and Equipment                         (42,288)         (49,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Borrowings on Credit Facilities       (4,199)           8,416
Proceeds from Issuances of Treasury Stock             5,377            3,392
Purchases of Treasury Stock                         (25,391)         (17,509)

      Net Cash Used in Financing Activities         (24,213)          (5,701)

Net (Decrease) Increase in Cash and
 Cash Equivalents                                       (29)           5,121
Cash and Cash Equivalents at Beginning
 of Period                                           12,343           12,597
Cash and Cash Equivalents at End
 of Period                                         $ 12,314         $ 17,718

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized               $    662         $    633
Income Taxes, Net of Refunds                       $  6,853         $   (484)

NON-CASH TRANSACTIONS DURING THE PERIOD -
Restricted Treasury Stock Issued                   $  1,000         $    -

See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



1.  Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 27, 2000 and June 28, 2000 and for the thirteen-week periods ended September 27, 2000 and September 29, 1999, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery"). In addition, the Company is involved in the ownership and is or has been involved in the development of the Big Bowl, Wildfire, and Eatzi's Market and Bakery ("Eatzi's") concepts.

   The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 28, 2000 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

   Certain  prior  year  amounts have  been  reclassified  in  the
accompanying   condensed  consolidated  financial  statements   to
conform with current year presentation.

2.  Treasury Stock

  Pursuant to the Company's $210.0 million stock repurchase plan and in accordance with applicable securities regulations, the Company repurchased approximately 807,000 shares of its common stock for $25.4 million during the first quarter of fiscal 2001, resulting in a cumulative repurchase total of approximately 6,232,000 shares of its common stock for $151.3 million. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

3.  Long Term Incentive Plan

   In accordance with the Company's Long Term Incentive Plan (the "Plan"), approximately 36,000 shares of restricted common stock, which vest over a three-year period, were awarded in the first quarter of fiscal 2001, resulting in a cumulative total of approximately 255,000 shares of restricted common stock (net of forfeitures) awarded since inception of the Plan. Unearned compensation was recorded at the date of award based on the market value of the shares and is being amortized to compensation expense over the vesting period. Unearned compensation included as a separate component of shareholders' equity was $3.4 million at September 27, 2000.

4.  Derivative Financial Instruments and Hedging Activities

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on June 29, 2000. SFAS No. 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

  The Company attempts to maintain a reasonable balance between fixed and floating rate debt and uses interest rate swaps to accomplish this  objective.  The swap contracts are entered into  in  accordance with guidelines set forth in the Company's hedging policies. The Company utilizes interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates, and to protect the fair value of debt on the financial statements.

   The Company assesses interest rate risk by continually identifying and monitoring changes in interest rates that may adversely impact expected future cash flows and the fair value of its debt by evaluating hedging opportunities. The Company maintains risk management control systems to monitor the risks attributable to both the Company's outstanding and forecasted transactions as well as offsetting hedge positions. The risk management control systems involve the use of analytical techniques to estimate the expected impact of changes in interest rates on the Company's future cash flows and the fair value of its debt. The Company does not use derivative instruments for purposes other than hedging. The Company utilizes various derivative hedging instruments, as discussed below, to hedge its interest rate risk when appropriate.

   The Company's financing activities include both fixed (7.8% senior notes) and variable (credit facilities) rate debt. The fixed-rate debt is exposed to changes in fair value as market-based interest rates fluctuate. Variable-rate debt is exposed to cash flow risk due to the effects of changes in interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

  The Company enters into interest rate swaps to manage fluctuations in
interest  expense and to maintain the value of fixed-rate debt.   The
Company  has  entered  into two interest  rate  swaps  with  a  total
notional  value  of $71.4 million at September 27, 2000.   This  fair
value hedge changes the fixed-rate interest on the entire balance of the Company's 7.8% senior notes to variable-rate interest. Under the terms of the hedges (which expire in fiscal 2005), the Company pays semi-annually a variable interest rate based on LIBOR (6.62% at September 27, 2000) plus 0.530% to LIBOR plus 0.535%, in arrears, compounded at three-month intervals. The Company receives semi-
annually  the fixed interest rate of 7.8% on the senior  notes.   The
estimated  fair value of these agreements at September 27,  2000  was
approximately  $891,000,  which  is  included  in  other  assets   at
September 27, 2000. The Company's interest rate swap hedges meet the criteria for the "short-cut method" under SFAS No. 133. Accordingly, the changes in fair value of the swaps are offset by a like
adjustment  to  the  carrying  value  of  the  debt  and   no   hedge
ineffectiveness is assumed. As a result, the adoption of SFAS No. 133 had no effect on earnings at adoption or during the first quarter of fiscal 2001.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                         Thirteen-Week Periods Ended
                                      September 27,    September 29,
                                         2000              1999

Revenues                                 100.0%            100.0%

Operating Costs and Expenses:
 Cost of Sales                            26.5%             26.6%
 Restaurant Expenses                      55.3%             55.7%
 Depreciation and Amortization             4.0%              4.3%
 General and Administrative                4.6%              4.6%

   Total Operating Costs and Expenses     90.5%             91.3%

Operating Income                           9.5%              8.7%

Interest Expense                           0.2%              0.5%
Other, Net                                 0.1%              0.1%

Income Before Provision for Income Taxes   9.2%              8.1%
Provision for Income Taxes                 3.2%              2.8%

  Net Income                               6.0%              5.3%


The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                  First Quarter Openings  Total Open at End of First Quarter
                    Fiscal     Fiscal         Fiscal        Fiscal
                     2001       2000           2001          2000

Chili's:
  Company-owned         7         12            473           448
  Franchised            8          7            226           193
     Total             15         19            699           641

Macaroni Grill:
  Company-owned         4          6            149           134
  Franchised           --         --              4             3
     Total              4          6            153           137

On The Border:
  Company-owned         1          5             83            73
  Franchised            1          2             28            25
     Total              2          7            111            98

Cozymel's              --         --             13            13

Maggiano's              1         --             13            10

Corner Bakery:
  Company-owned         1          2             57            51
  Franchised           --         --              1            --
     Total              1          2             58            51

Jointly Developed:

 Big Bowl              --         --              6             4

 Wildfire              --         --              3             3

 Eatzi's               --         --              4             5

     Grand Total       23         34          1,060           962




REVENUES

Revenues for the first quarter of fiscal 2001 increased to $589.3 million, 15.3% over the $511.0 million generated for the same quarter of fiscal 2000. The increase is primarily attributable to a net increase of 59 company-owned restaurants since September 29, 1999 and an increase in comparable store sales for the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The Company increased its capacity (as measured in sales weeks) for the first quarter of fiscal 2001 by 9.0% compared to the same quarter of fiscal 2000. Comparable store sales increased 5.8% for the quarter compared to the same quarter of fiscal 2000. Menu prices in the aggregate increased 1.4% in the first quarter of fiscal 2001 as compared to the same quarter of fiscal 2000.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales decreased for the first quarter of fiscal 2001 as compared to the same quarter of fiscal 2000 due to menu price increases and favorable commodity price variances for poultry and dairy and cheese, which were partially offset by unfavorable commodity price variances for meat and produce and product mix changes to menu items with higher percentage food costs.

Restaurant expenses decreased for the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Restaurant labor wage rates were higher than in the prior year, but were more than fully offset by increased sales leverage, improvements in labor productivity, and menu price increases. Additionally, preopening costs decreased for the quarter due to fewer store openings year-over-year.

Depreciation and amortization decreased for the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Depreciation and amortization decreases resulted from the utilization of the equipment and real estate leasing facilities, increased sales leverage and a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction and ongoing remodel costs.

General and administrative expenses remained flat for the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and number of restaurants.

Interest expense decreased for the first quarter of fiscal 2001 compared with the same quarter of fiscal 2000 as a result of decreased borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan, increased sales leverage and a decrease in interest expense on senior notes due to the scheduled repayment made in April 2000. These decreases were partially offset by a decrease in interest capitalization due to fewer store openings year-over-year.

NET INCOME AND NET INCOME PER SHARE

Net income and diluted net income per share for the first quarter of fiscal 2001 increased 29.8% and 30.0%, respectively, compared to the same quarter of fiscal 2000. The increase in both net income and diluted net income per share was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in restaurant and depreciation and amortization expenses as a percent of revenues.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by either increasing menu prices or reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The  working capital deficit increased from $127.4 million at  June
28, 2000 to $129.6 million at September 27, 2000. Net cash provided by operating activities increased to $66.5 million for the first quarter of fiscal 2001 from $60.5 million during the same period in fiscal 2000 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at September 27, 2000 consisted of $57.1 million of unsecured senior notes, $46.8 million of borrowings on credit facilities and obligations under capital leases. The Company has credit facilities totaling $335.0 million. At September 27, 2000, the Company had $286.9 million in available funds from these facilities.

As of September 27, 2000, $16.2 million of the Company's $25.0 million equipment leasing facility and $15.1 million of the Company's $50.0 million real estate leasing facility had been utilized. The remaining real estate leasing facility will be used to lease real estate through fiscal year 2002.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $42.3 million for the first quarter of fiscal 2001 compared to $49.7 million for the same period of fiscal 2000. The decrease is due primarily to a decrease in the number of store openings, partially offset by a reduction in the amount of new restaurant expenditures funded by leasing facilities. The Company estimates that its capital expenditures, net of amounts expected to be funded under leasing facilities, during the second quarter of fiscal 2001 will approximate $48 million. These capital expenditures will be funded entirely from existing operations.

Pursuant to the Company's $210.0 million stock repurchase plan, approximately 807,000 shares of its common stock were repurchased for $25.4 million during the first quarter of fiscal 2001 in accordance with applicable securities regulations. Currently, approximately 6,232,000 shares have been repurchased for $151.3 million under the stock repurchase plan. The repurchased common stock was or will be used by the Company to offset the dilutive effect of stock option exercises and increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and that it has strong internal cash generating capabilities to adequately manage the expansion of business.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and certain leasing facilities and from changes in commodity prices. A discussion of the Company's accounting policies for derivative financial instruments and hedging activities is included in the Notes to the Condensed Consolidated Financial Statements.

The Company's net exposure to interest rate risk consists of variable rate instruments that are benchmarked to U.S. and European short-term interest rates. The Company may from time to time utilize interest rate swaps and forwards to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use.

The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities and interest rate swaps, totaled $118.2 million at September 27, 2000. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of September 27, 2000 would be approximately $300,000.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions concerning risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those contained herein including the highly competitive nature of the restaurant industry, general business conditions, the seasonality of the Company's business, governmental regulations, inflation, consumer perceptions of food safety, changes in consumer tastes, changes in local, regional and national economic conditions, changes in demographic trends, food and labor costs, availability of materials and employees, weather and other acts of God, and the ability of the Company to meet its growth plan which is subject to (a) identifying available, suitable and economically viable locations for new restaurants, (b) obtaining all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, (c) hiring all necessary contractors and subcontractors, and (d) meeting construction schedules.


PART II.  OTHER INFORMATION

Item 6: EXHIBITS

Exhibit 27  Financial Data Schedules.  Filed with EDGAR version.

     Financial Data Schedule as of and for the 13-week period ended
         September 27, 2000.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BRINKER INTERNATIONAL, INC.


Date:  November 9, 2000   By:______________________________________
                              Ronald A. McDougall, Chairman and
                              Chief Executive Officer
                              (Duly Authorized Signatory)



Date:  November 9, 2000  By:__________________________________________
                             Russell G. Owens, Executive Vice President
                             and Chief Financial and Strategic Officer
                             (Principal Financial and Accounting Officer)