Form 10-Q
period 2000-12-27
BRINKER INTERNATIONAL INC
filed 2001-02-06
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended December 27, 2000

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

Yes   X   No

Number of shares of common stock of registrant outstanding at January 16, 2001: 99,118,791



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

        Condensed Consolidated Balance Sheets -
           December 27, 2000 (Unaudited) and June 28, 2000  3 -  4

        Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and twenty-six week
           periods ended December 27, 2000
           and December 29, 1999                                  5

        Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Twenty-six week periods ended
           December 27, 2000 and December 29, 1999                6

        Notes to Condensed Consolidated
           Financial Statements (Unaudited)                  7 -  9

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations    10 - 15


Part II - Other Information                                      16




PART I.  FINANCIAL INFORMATION


                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)



                                       December 27,    June 28,
                                            2000         2000
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    35,669  $    12,343
 Accounts Receivable                         26,147       20,378
 Inventories                                 16,712       16,448
 Prepaid Expenses                            50,494       50,327
 Deferred Income Taxes                          663        2,127
 Other                                        2,000        2,000

     Total Current Assets                   131,685      103,623

Property and Equipment, at Cost:
 Land                                       196,633      178,025
 Buildings and Leasehold Improvements       783,873      739,795
 Furniture and Equipment                    426,508      396,089
 Construction-in-Progress                    75,633       57,167
                                          1,482,647    1,371,076
 Less Accumulated Depreciation
  and Amortization                          525,102      482,944

     Net Property and Equipment             957,545      888,132

Other Assets:
 Goodwill                                    70,519       71,561
 Other                                      106,609       99,012

     Total Other Assets                     177,128      170,573

     Total Assets                       $ 1,266,358  $ 1,162,328

                                                       (continued)



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                       December 27,    June 28,
                                            2000         2000
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635  $    14,635
 Accounts Payable                           101,586      104,461
 Accrued Liabilities                        133,855      111,904

  Total Current Liabilities                 250,076      231,000

Long-term Debt, Less Current Installments   130,520      110,323
Deferred Income Taxes                        11,145        7,667
Other Liabilities                            57,835       51,130


Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued     -             -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 117,542,210
  Shares Issued and 99,271,133 Shares
  Outstanding at December 27, 2000, and
  117,542,210 Shares Issued and 98,798,342
  Shares Outstanding at June 28, 2000        11,754       11,754
 Additional Paid-In Capital                 295,472      298,172
 Retained Earnings                          724,248      656,840
                                          1,031,474      966,766
 Less:
  Treasury Stock, at Cost (18,271,077
  shares at December 27, 2000 and
  18,743,868 shares at June 28, 2000)       211,789      201,531
  Unearned Compensation                       2,903        3,027
  Total Shareholders' Equity                816,782      762,208

  Total Liabilities and Shareholders'   $ 1,266,358  $ 1,162,328
     Equity


See accompanying notes to condensed consolidated financial statements.



                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                   13 Week Periods Ended      26 Week Periods Ended
                                     Dec. 27,   Dec. 29,        Dec. 27,    Dec. 29,
                                      2000        1999            2000       1999

Revenues                           $  583,263  $  520,900     $1,172,546   $1,031,933

Operating Costs and Expenses:
   Cost of Sales                      156,424     139,539        312,831      275,729
   Restaurant Expenses                323,313     290,635        649,442      575,360
   Depreciation and Amortization       24,322      22,784         47,752       44,901
   General and Administrative          26,698      24,405         53,909       47,912

     Total Operating Costs and
       Expenses                       530,757     477,363      1,063,934      943,902

Operating Income                       52,506      43,537        108,612       88,031

Interest Expense                        2,278       3,120          3,674        5,518
Other, Net                                514       1,486            913        2,072

Income Before Provision for
   Income Taxes                        49,714      38,931        104,025       80,441

Provision for Income Taxes             17,499      13,509         36,617       27,913


     Net Income                    $   32,215  $   25,422     $   67,408   $   52,528



Basic Net Income Per Share         $     0.33  $     0.26     $    0.68    $     0.53


Diluted Net Income Per Share       $     0.32  $     0.25     $    0.66    $     0.52

Basic Weighted Average
   Shares Outstanding                  98,497      98,064        98,571        98,492

Diluted Weighted Average
   Shares Outstanding                 101,718     100,464       101,638       101,182


See accompanying notes to condensed consolidated financial statements.



                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                Twenty-six Week Periods Ended
                                              December 27,      December 29,
                                                  2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $ 67,408         $ 52,528
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization                    47,752           44,901
   Amortization of Unearned Compensation               773              854
   Deferred Income Taxes                             4,942            3,767
   Changes in Assets and Liabilities:
      Receivables                                   (5,769)            (554)
      Inventories                                     (264)          (1,637)
      Prepaid Expenses                               1,202            1,603
      Other Assets                                  (3,354)             891
      Accounts Payable                              (2,875)          (7,827)
      Accrued Liabilities                           22,143            7,774
      Other Liabilities                              6,705            2,663

   Net Cash Provided by Operating Activities       138,663          104,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment               (116,857)         (98,933)
Investments in Equity Method Investees              (3,026)            (888)
Net Repayments from Affiliates                         325               -

   Net Cash Used in Financing Activities          (119,558)         (99,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities                 18,020           29,832
Proceeds from Issuances of Treasury Stock           19,759            4,913
Purchases of Treasury Stock                        (33,558)         (31,176)

   Net Cash Provided by Financing Activities         4,221            3,569

Net Increase in Cash and Cash Equivalents           23,326            8,711
Cash and Cash Equivalents at Beginning
 of Period                                          12,343           12,597
Cash and Cash Equivalents at End
 of Period                                        $ 35,669         $ 21,308

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized              $  4,650         $  4,914
Income Taxes, Net of Refunds                      $ 43,974         $ 28,680

NON-CASH TRANSACTIONS DURING THE PERIOD:
Restricted Treasury Stock Issued                  $    800         $    -
Changes in Fair Market Value of Interest Rate
 Swap and Debt                                    $  2,177         $    -

See accompanying notes to condensed consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)



1.  Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 27, 2000 and June 28, 2000 and for the thirteen week and twenty-six week periods ended December 27, 2000 and December 29, 1999, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), and Corner Bakery Cafe ("Corner Bakery"). In addition, the Company is involved in the ownership and is or has been involved in the development of the Big Bowl, Wildfire, and Eatzi's Market and Bakery ("Eatzi's") concepts.

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

2.  Stock Split

  On December 8, 2000, the Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on January 3, 2001, payable on January 16,
2001.   As  a result of the split, 39.2 million shares  of  common stock were issued on January 16, 2001. All references to number of shares and per share amounts of common stock have been restated to reflect the stock split. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the retained earnings accounts to the common stock account.

3.  Treasury Stock

  Pursuant to the Company's $210.0 million stock repurchase plan and in accordance with applicable securities regulations, the Company repurchased approximately 368,000 shares of its common stock for $8.2 million during the second quarter of fiscal 2001, resulting in a cumulative repurchase total of approximately 9,713,000 shares of its common stock for $159.5 million. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

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

   The Company attempts to maintain a reasonable balance between fixed and floating rate debt and uses interest rate swaps and forward rate agreements to accomplish this objective. The swap and forward rate contracts are entered into in accordance with guidelines set forth in the Company's hedging policies. The Company utilizes interest rate swaps and forward rate agreements to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates, and to protect the fair value of debt on the financial statements.

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

  The Company enters into interest rate swaps to manage fluctuations in interest expense and to maintain the value of fixed-rate debt. The Company has entered into two interest rate swaps with a total notional value of $71.4 million at December 27, 2000. This fair value hedge changes the fixed-rate interest on the entire balance of the Company's 7.8% senior notes to variable-rate interest. Under the terms of the hedges (which expire in fiscal 2005), the Company pays semi-annually a variable interest rate based on either LIBOR (6.44% at December 27, 2000) plus 0.530% or LIBOR plus 0.535%, in arrears, compounded at three-month intervals. The Company receives semi-annually the fixed interest rate of 7.8% on the senior notes. The estimated fair value of these agreements at December 27, 2000 was approximately $2.2 million, which is included in other assets at December 27, 2000. The Company's interest rate swap hedges meet the criteria for the "short-cut method" under SFAS No. 133. Accordingly, the changes in fair value of the swaps are offset by a like adjustment to the carrying
value of the debt and no hedge ineffectiveness is assumed.   As  a
result, the adoption of SFAS No. 133 had no effect on earnings at adoption or during the first two quarters of fiscal 2001.

5.  Pending Acquisitions

   In November 2000, the Company announced that it had reached an agreement with franchise partner, NE Restaurant Company, Inc. ("NERCO"), to acquire forty Chili's and seven On The Border locations in the fourth quarter of fiscal 2001. Additionally, three Chili's sites currently under development by NERCO will be part of the acquisition. Total consideration, subject to closing adjustments, is approximately $93.5 million, of which approximately $42.0 million represents assumption of debt.

   On February 1, 2001, the Company acquired the remaining 50% interest in the Big Bowl restaurant concept from its joint venture partner for $38.0 million and sold its interest in the Wildfire restaurant concept for $5.0 million. The Company financed the purchase through existing credit facilities and operating cash flow.




                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                   13 Week Periods Ended        26 Week Periods Ended
                                    Dec. 27,    Dec. 29,         Dec. 27,    Dec. 29,
                                      2000        1999             2000        1999

Revenues                             100.0%      100.0%           100.0%      100.0%

Operating Costs and Expenses:
 Cost of Sales                        26.8%       26.8%            26.7%       26.7%
 Restaurant Expenses                  55.4%       55.8%            55.4%       55.8%
 Depreciation and Amortization         4.2%        4.4%             4.1%        4.4%
 General and Administrative            4.6%        4.7%             4.6%        4.6%

 Total Operating Costs and Expenses   91.0%       91.6%            90.7%       91.5%

Operating Income                       9.0%        8.4%             9.3%        8.5%

Interest Expense                       0.4%        0.6%             0.3%        0.5%
Other, Net                             0.1%        0.3%             0.1%        0.2%

Income Before Provision for Income
  Taxes                                8.5%        7.5%             8.9%        7.8%
Provision for Income Taxes             3.0%        2.6%             3.1%        2.7%

  Net Income                           5.5%        4.9%             5.7%        5.1%



The following table details the number of restaurant openings during the second quarter and year to date and total restaurants open at the end of the second quarter.

                                                                      Total Open at End
                   Second Quarter Openings    Year-to-Date Openings    of Second Quarter
                     Fiscal       Fiscal        Fiscal      Fiscal     Fiscal    Fiscal
                      2001         2000          2001        2000       2001      2000
Chili's:
  Company-owned          6            8            13          20        479       454
  Franchised            10            9            18          16        235       202
     Total              16           17            31          36        714       656

Macaroni Grill:
  Company-owned          2            3             6           9        151       137
  Franchised             2           --             2          --          6         3
     Total               4            3             8           9        157       140

On The Border:
  Company-owned          4            5             5          10         87        77
  Franchised             1            1             2           3         29        26
     Total               5            6             7          13        116       103

Cozymel's               --           --            --          --         13        13

Maggiano's              --            1             1           1         13        11

Corner Bakery:
 Company-owned           1            4             2           6         58        55
 Franchised              1            1             1           1          2         1
    Total                2            5             3           7         60        56

Eatzi's                 --           --            --          --          4         5

Wildfire                --           --            --          --          3         3

Big Bowl                --           --            --          --          6         4

     Grand total        27           32            50          66      1,086       991



REVENUES

Revenues for the second quarter of fiscal 2001 increased to $583.3 million, 12.0% over the $520.9 million generated for the same quarter of fiscal 2000. Revenues for the twenty-six week period ended December 27, 2000 rose 13.6% to $1,172.5 million from the $1,031.9 million generated for the same period of fiscal 2000. The increases are primarily attributable to a net increase of 54 company-owned restaurants since December 29, 1999 and an increase in comparable store sales for the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 2001 by 7.3% and 8.1%, respectively, compared to the respective prior year periods. Comparable store sales increased 4.5% and 5.4% for the second quarter and year-to-date, respectively, from the same periods of fiscal 2000. Menu prices in the aggregate increased 1.7% in fiscal 2001 as compared to fiscal 2000.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales remained flat for the second quarter and year-to-date of fiscal 2001 as compared to the respective periods of fiscal 2000 due to menu price increases and favorable commodity price variances for dairy and cheese, which were offset by unfavorable commodity price variances for produce and product mix changes to menu items with higher percentage food costs.

Restaurant expenses decreased for the second quarter and year-to-date of fiscal 2001 compared to the respective periods of fiscal 2000. Restaurant labor wage rates were higher than in the prior year, but were more than fully offset by increased sales leverage, improvements in labor productivity, menu price increases, and a decrease in preopening costs year-over-year.

Depreciation and amortization decreased for both the second quarter and year-to-date of fiscal 2001 compared to the respective periods of fiscal 2000. Depreciation and amortization decreases resulted from increased sales leverage and a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction and ongoing remodel costs.

General and administrative expenses decreased in the second quarter and remained flat for the first six months of fiscal 2001 compared to the respective periods of fiscal 2000 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues.

Interest expense decreased for both the second quarter and year-to-date of fiscal 2001 compared with the respective periods of fiscal 2000 as a result of decreased average borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan, increased sales leverage and a decrease in interest expense on senior notes due to the scheduled repayment made in April 2000. These decreases were partially offset by a decrease in interest capitalization.

NET INCOME AND NET INCOME PER SHARE

Net income for the second quarter and year-to-date of fiscal 2001 increased 26.7% and 28.3%, respectively, compared to the respective periods of fiscal 2000. Diluted net income per share for the second quarter and year-to-date of fiscal 2001 increased 28.0% and 26.9%, respectively, compared to the respective periods of fiscal 2000. The increase in both net income and diluted net income per share was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in restaurant and depreciation and amortization expenses as a percent of revenues.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs through a combination of menu price increases and reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $127.4 million at June 28, 2000 to $118.4 million at December 27, 2000. Net cash provided by operating activities increased to $138.7 million for the first six months of fiscal 2001 from $105.0 million during the same period in fiscal 2000 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at December 27, 2000 consisted of $73.6 million of unsecured senior notes ($71.4 million principal plus $2.2 million representing the effect of changes in interest rates on the fair value of the debt), $70.0 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $325.0 million. At December 27, 2000, the Company had $255.0 million in available funds from these facilities.

As of December 27, 2000, $16.2 million of the Company's $25.0 million equipment leasing facility and $22.9 million of the Company's $50.0 million real estate leasing facility had been utilized. The remaining real estate leasing facility will be used to lease real estate through fiscal year 2002.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $116.9 million for the first six months of fiscal 2001 compared to $98.9 million for the same period of fiscal 2000. The increase is due primarily to a reduction in the amount of new restaurant expenditures funded by leasing facilities and due to the acquisition of formerly leased equipment in accordance with the various leasing facilities participated in by the Company, partially offset by a decrease in the number of new store openings. The Company estimates that its capital expenditures, net of amounts expected to be funded under leasing facilities, during the third quarter of fiscal 2001 will approximate $52.0 million. These capital expenditures will be funded entirely from existing operations.

During the remainder of fiscal 2001, the Company anticipates spending approximately $93.5 million, of which approximately $42.0 million represents assumption of debt, for the purchase of forty Chili's, three Chili's sites under construction, and seven On The Border locations from a franchise partner, NE Restaurant Company, Inc. In addition, the Company acquired the remaining 50% interest in the Big Bowl restaurant concept from its joint venture partner for $38.0 million on February 1, 2001, of which $8.0 million is payable upon satisfaction of certain contingencies, but no later than June 30, 2001. Both of these acquisitions will be financed through existing credit facilities, operating cash flow, and funds received upon the sale of the Company's interest in the Wildfire restaurant concept in the amount of $5.0 million.

Pursuant to the Company's $210.0 million stock repurchase plan, approximately 368,000 shares of its common stock were repurchased for $8.2 million during the second quarter of fiscal 2001 in accordance with applicable securities regulations. Currently, approximately 9,713,000 shares have been repurchased for $159.5 million under the stock repurchase plan. The repurchased common stock was or will be used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and borrowings on its available credit facilities.

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

The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities and interest rate swaps, totaled $141.4 million at December 27, 2000. The impact on the Company's results of operations for the quarter of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of December 27, 2000 would be approximately $350,000.

The Company purchases certain commodities such as beef, chicken, flour and cooking oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because existing purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions concerning risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those contained herein including the highly competitive nature of the restaurant industry, general business conditions, the seasonality of the Company's business, governmental regulations, inflation, consumer perceptions of food safety, changes in consumer tastes, changes in local, regional and national economic conditions, changes in demographic trends, food, labor, fuel and utilities costs, future commodity prices, availability of materials and employees, weather and other acts of God, and the ability of the Company to meet its growth plan which is subject to
(a) identifying available, suitable and economically viable locations for new restaurants, (b) obtaining all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, (c) hiring all necessary contractors and subcontractors, and (d) meeting construction schedules.

PART II.  OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Proxy Statement dated September 22, 2000 for the Annual Meeting of Shareholders held on November 9, 2000, as filed with the Securities and Exchange Commission on September 22, 2000, is incorporated herein by reference.

     (a) The Annual Meeting of Shareholders of the Company was held on November 9, 2000.

     (b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

                                               Votes Against or
                                    Votes For       Withheld

          Ronald A. McDougall       42,596,152    19,790,511
          Douglas H. Brooks         61,772,960       613,703
          Donald J. Carty           61,802,024       584,639
          Dan W. Cook III           61,800,203       586,460
          Marvin J. Girouard        61,800,496       586,167
          Frederick S. Humphries    61,763,434       623,229
          Ronald Kirk               61,792,867       593,796
          Jeffrey A. Marcus         61,797,776       588,887
          James E. Oesterreicher    61,699,687       716,976
          Roger T. Staubach         61,562,385       824,278

       The voting results have not been adjusted for the Company's stock split which occurred on January 3, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRINKER INTERNATIONAL, INC.


Date:  February 6, 2001           By:___/s/____________________________
                                      Ronald A. McDougall, Chairman and
                                      Chief Executive Officer
                                      (Duly Authorized Signatory)



Date:  February 6, 2001           By:___/s/_____________________________
                                      Russell G. Owens, Executive Vice
                                      President and Chief Financial and
                                      Strategic Officer
                                      (Principal Financial and Accounting
                                        Officer)