Form 10-Q
period 2001-03-28
BRINKER INTERNATIONAL INC
filed 2001-05-10
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



           For the Quarterly Period Ended March 28, 2001

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

Yes   X   No

Number of shares of common stock of registrant outstanding at March 28, 2001: 99,763,057

                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

        Condensed Consolidated Balance Sheets -
           March 28, 2001 (Unaudited) and June 28, 2000        3 - 4

        Condensed Consolidated Statements of Income
           (Unaudited) - Thirteen week and thirty-nine week
           periods ended March 28, 2001
           and March 29, 2000                                  5

        Condensed Consolidated Statements of Cash Flows
           (Unaudited) - Thirty-nine week periods ended
           March 28, 2001 and March 29, 2000                   6

        Notes to Condensed Consolidated
           Financial Statements (Unaudited)                    7 - 9

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10 - 15


Part II - Other Information                                   16

PART I.  FINANCIAL INFORMATION



                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
                            (In thousands)


                                          March 28,     June 28,
                                            2001           2000
ASSETS                                  (Unaudited)
Current Assets:
 Cash and Cash Equivalents              $    15,081  $    12,343
 Accounts Receivable                         29,410       20,378
 Inventories                                 19,577       16,448
 Prepaid Expenses                            51,564       50,327
 Deferred Income Taxes                          863        2,127
 Other                                        2,000        2,000

     Total Current Assets                   118,495      103,623

Property and Equipment, at Cost:
 Land                                       193,829      178,025
 Buildings and Leasehold Improvements       818,438      739,795
 Furniture and Equipment                    444,036      396,089
 Construction-in-Progress                    81,873       57,167
                                          1,538,176    1,371,076
 Less Accumulated Depreciation
  and Amortization                          546,443      482,944

     Net Property and Equipment             991,733      888,132

Other Assets:
 Goodwill                                   115,455       71,561
 Other                                       87,549       99,012

     Total Other Assets                     203,004      170,573

     Total Assets                       $ 1,313,232  $ 1,162,328

                                                       (continued)

                      BRINKER INTERNATIONAL, INC.
                  Condensed Consolidated Balance Sheets
             (In thousands, except share and per share amounts)




                                          March 28,     June 28,
                                            2001         2000
LIABILITIES AND SHAREHOLDERS' EQUITY    (Unaudited)

Current Liabilities:
 Current Installments of Long-term Debt $    14,635  $    14,635
 Accounts Payable                           116,925      104,461
 Accrued Liabilities                        124,113      111,904

  Total Current Liabilities                 255,673      231,000

Long-term Debt, Less Current Installments   135,506      110,323
Deferred Income Taxes                        13,133        7,667
Other Liabilities                            57,506       51,130


Shareholders' Equity:
 Preferred Stock - 1,000,000 Authorized
  Shares; $1.00 Par Value; No Shares Issued      -            -
 Common Stock - 250,000,000 Authorized
  Shares; $.10 Par Value; 117,523,051
  Shares Issued and 99,763,057 Shares
  Outstanding at March 28, 2001 and
  117,542,210 Shares Issued and 98,798,342
  Shares Outstanding at June 28, 2000        11,752       11,754
 Additional Paid-In Capital                 295,292      298,172
 Retained Earnings                          759,111      656,840
                                          1,066,155      966,766
 Less:
  Treasury Stock, at Cost (17,759,994
    shares at March 28, 2001 and
     18,743,868 shares at June 28, 2000)    211,411      201,531
  Accumulated Other Comprehensive Income        951           -
  Unearned Compensation                       2,379        3,027
  Total Shareholders' Equity                851,414      762,208

  Total Liabilities and Shareholders'
    Equity                               $ 1,313,232 $ 1,162,328



See accompanying notes to condensed consolidated financial statements.

                      BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                            (Unaudited)

                                   13 Week Periods Ended    39 Week Periods Ended
                                    Mar. 28,    Mar. 29,      Mar. 28,   Mar. 29,
                                     2001         2000          2001       2000
Revenues                          $  626,007  $  551,191    $1,798,553  $1,583,124

Operating Costs and Expenses:
   Cost of Sales                     167,604     146,490       480,435     422,219
   Restaurant Expenses               348,814     307,730       998,256     883,090
   Depreciation and Amortization      25,405      22,432        73,157      67,333
   General and Administrative         28,193      26,554        82,102      74,466

Total Operating Costs and Expenses   570,016     503,206     1,633,950   1,447,108

Operating Income                      55,991      47,985       164,603     136,016

Interest Expense                       1,906       2,882         5,580       8,400
Other, Net                               284         828         1,197       2,900

Income Before Provision for
   Income Taxes                       53,801      44,275       157,826     124,716

Provision for Income Taxes            18,938      15,673        55,555      43,586


     Net Income                   $   34,863  $   28,602     $ 102,271  $   81,130



Basic Net Income Per Share        $     0.35  $     0.29     $    1.03  $     0.83


Diluted Net Income Per Share      $     0.34  $     0.29     $    1.00  $     0.80

Basic Weighted Average
   Shares Outstanding                 99,450      97,898        98,868      98,235

Diluted Weighted Average
   Shares Outstanding                102,498     100,220       101,927     100,809


See accompanying notes to condensed consolidated financial statements.

                        BRINKER INTERNATIONAL, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                  Thirty-nine Week Periods Ended
                                                   March 28,           March 29,
                                                      2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $102,271             $ 81,130
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and Amortization                     73,157               67,333
   Amortization of Unearned Compensation              1,227                1,450
   Deferred Income Taxes                              7,498                5,883
   Loss on Sale of Affiliate (Note 2)                   387                   -
   Changes in Assets and Liabilities, Excluding
        Effects of Acquisition and Disposition:
      Receivables                                    (4,529)                 872
      Inventories                                    (2,815)                (390)
      Prepaid Expenses                                1,210                 (105)
      Other Assets                                   (6,101)               1,932
      Accounts Payable                                4,434               17,387
      Accrued Liabilities                            10,585                9,740
      Other Liabilities                               6,224                 (675)

      Net Cash Provided by Operating Activities     193,548              184,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Property and Equipment                (168,073)            (138,239)
Payment for Purchase of Affiliate, Net (Note 2)     (29,560)                  -
Proceeds from Sale of Affiliate, Net (Note 2)         1,000                   -
Investments in Equity Method Investees               (3,443)                (953)
Net Repayments from Affiliates                          975                   -

      Net Cash Used in Investing Activities        (199,101)            (139,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) on Credit Facilities       21,830              (17,152)
Proceeds from Issuances of Treasury Stock            30,595               14,467
Purchases of Treasury Stock                         (44,134)             (45,290)

      Net Cash Provided by (Used in)
        Financing Activities                          8,291              (47,975)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                     2,738               (2,610)
Cash and Cash Equivalents at Beginning
 of Period                                           12,343               12,597
Cash and Cash Equivalents at End
 of Period                                         $ 15,081             $  9,987

CASH PAID DURING THE PERIOD:
Interest, Net of Amounts Capitalized               $  4,694             $  5,836
Income Taxes, Net of Refunds                       $ 56,464             $ 41,153

NON-CASH TRANSACTIONS DURING THE PERIOD:
Restricted Treasury Stock Issued                   $    800             $  5,200
Changes in Fair Value of Interest Rate Swaps
 and Debt                                          $  3,353             $    -
Changes in Fair Value of Forward Rate Agreements
 Included in Accumulated Other Comprehensive
 Income                                           ($    951)            $    -

See accompanying notes to condensed consolidated financial statements.

                         BRINKER INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 28, 2001 and June 28, 2000 and for the thirteen week and thirty-nine week periods ended March 28, 2001 and March 29, 2000, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl. In addition, the Company is involved in the ownership and has been involved in the development of the Eatzi's Market and Bakery ("Eatzi's") concept.

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

2. Business Combinations

  Effective February 1, 2001, the Company acquired the remaining 50% interest in the Big Bowl restaurant concept from its joint venture partner for approximately $38.0 million. The Company originally invested $16.5 million in the joint venture prior to January 31,
2001.   Of  the  total purchase price, $8.0 million  (included  in accounts payable in the Company's condensed consolidated balance sheet at March 28, 2001) is payable upon satisfaction of certain contingencies, but no later than June 30, 2001. The acquisition was accounted for as a purchase. Goodwill of approximately $45.2 million, representing the excess of cost over the fair value of
the   assets  acquired,  was  recorded  in  connection  with   the
acquisition. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. Previously, the investment was accounted for under the equity method. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

  Effective February 1, 2001, the Company sold its interest in the Wildfire restaurant concept for $5.0 million, of which $4.0 million (included in accounts receivable in the Company's condensed consolidated balance sheet at March 28, 2001) is due no later than June 30, 2001.

3. Stock Split

  On December 8, 2000, the Board of Directors declared a three-for-
two stock split, effected in the form of a 50% stock dividend, to shareholders of record on January 3, 2001, payable on January 16,
2001.   As  a result of the split, 39.2 million shares  of  common
      stock  were issued on January 16, 2001.  All references to  number of shares and per share amounts of common stock have been restated to reflect the stock split. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the retained earnings account to the common stock account.

4. Treasury Stock

  Pursuant to the Company's $210.0 million stock repurchase plan and in accordance with applicable securities regulations, the Company repurchased approximately 416,000 shares of its common stock for $10.6 million during the third quarter of fiscal 2001, resulting in a cumulative repurchase total of approximately 10.1 million shares of its common stock for $170.1 million. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

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

  The Company enters into interest rate swaps to manage fluctuations in  interest expense and to maintain the value of fixed-rate debt.
      The  Company has entered into two interest rate swaps with a total
notional  value  of $71.4 million at March 28,  2001.   This  fair
value  hedge changes the fixed-rate interest on the entire balance of  the  Company's  7.8%  senior notes to variable-rate  interest.
Under the terms of the hedges (which expire in fiscal 2005), the Company pays semi-annually a variable interest rate based on either LIBOR (5.4% at March 28, 2001) plus 0.530% or LIBOR plus
0.535%,  in  arrears,  compounded at three-month  intervals.   The
Company receives semi-annually the fixed interest rate of 7.8% on the senior notes. The estimated fair value of these agreements at March 28, 2001 was approximately $3.4 million, which is included in other assets in the Company's condensed consolidated balance sheet at March 28, 2001. The Company's interest rate swap hedges meet the criteria for the "short-cut method" under SFAS No. 133. Accordingly, the changes in fair value of the swaps are offset by a like adjustment to the carrying value of the debt and no hedge ineffectiveness is assumed. As a result, the adoption of SFAS No.
133 for the fair value hedge had no effect on earnings at adoption or during fiscal 2001.

   The Company enters into forward rate agreements to lock in the interest cash outflows on its floating rate debt. The Company has entered into forward rate agreements with varying notional values, ranging from $27.0 million to $41.0 million, at March 28, 2001. These cash flow hedges change the variable-rate interest on a portion of the Company's LIBOR plus 0.5% revolving credit facility to fixed-rate interest. Under the terms of the hedges (which expire at various dates beginning April 2001 through April 2002), the Company pays quarterly a fixed interest rate ranging from
5.97% to 6.65%. The Company receives quarterly the variable interest rate of LIBOR, based on a three-month interval, on the forward rate agreements. Interest expense for the quarter ended March 28, 2001 was not materially affected by any cash flow hedges' ineffectiveness arising from differences between the critical terms of the forward rate agreements and the hedged debt obligation.

  The estimated fair value of the forward rate agreements at March 28, 2001 was a liability of approximately $951,000, which is included in accrued liabilities in the Company's condensed consolidated balance sheet. Changes in the fair value of forward rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings. During the upcoming twelve months, approximately $951,000 of net losses in accumulated other comprehensive income related to the forward rate agreements are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

6. Comprehensive Income

   Comprehensive income consists of net income and the effective unrealized portion of changes in the fair value of the Company's cash flow hedges. Comprehensive income was approximately $34.2 million and $101.7 million for the thirteen and thirty-nine week periods ended March 28, 2001, respectively. There were no differences between net income and comprehensive income in fiscal year 2000.

7. Subsequent Event

  In April 2001, the Company acquired from its franchise partner, NE Restaurant Company, Inc. ("NERCO"), forty Chili's, three Chili's sites under construction, and seven On The Border locations.
Total   consideration,   subject  to  closing   adjustments,   was
approximately $93.5 million, of which approximately $40.9 million represented the assumption of debt.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of income.

                                     13 Week Periods Ended    39 Week Periods Ended
                                      Mar. 28,    Mar. 29,     Mar. 28,   Mar. 29,
                                        2001        2000         2001       2000
Revenues                                100.0%      100.0%       100.0%     100.0%

Operating Costs and Expenses:
 Cost of Sales                           26.8%       26.6%        26.7%      26.7%
 Restaurant Expenses                     55.7%       55.8%        55.5%      55.8%
 Depreciation and Amortization            4.1%        4.1%         4.1%       4.3%
 General and Administrative               4.5%        4.8%         4.6%       4.7%

    Total Operating Costs and Expenses   91.1%       91.3%        90.8%      91.4%

Operating Income                          8.9%        8.7%         9.2%       8.6%

Interest Expense                          0.3%        0.5%         0.3%       0.5%
Other, Net                                0.0%        0.2%         0.1%       0.2%

Income Before Provision for Income Taxes  8.6%        8.0%         8.8%       7.9%
Provision for Income Taxes                3.0%        2.8%         3.1%       2.8%

  Net Income                              5.6%        5.2%         5.7%       5.1%

The following table details the number of restaurant openings during the third quarter and year-to-date and total restaurants open at the end of the third quarter.

                                                                 Total Open at End
                Third Quarter Openings  Year-to-Date Openings    of Third Quarter
                   Fiscal     Fiscal     Fiscal      Fiscal      Fiscal    Fiscal
                    2001       2000       2001        2000        2001      2000
Chili's:
  Company-owned        9          8         22          28          487      462
  Franchised           9          9         27          25          243      211
     Total            18         17         49          53          730      673

Macaroni Grill:
  Company-owned        5          2         11          11          156      139
  Franchised          --          1          2           1            6        4
     Total             5          3         13          12          162      143

On The Border:
  Company-owned        4          3          9          13           91       80
  Franchised          --          2          2           5           29       28
     Total             4          5         11          18          120      108

Cozymel's             --         --         --          --           13       13

Maggiano's            --          1          1           2           13       12

Corner Bakery:
 Company-owned         1         --          3           6           58       55
 Franchised           --         --          1           1            2        1
    Total              1         --          4           7           60       56

Big Bowl               1         --          1          --            7        4

Eatzi's               --         --         --          --            4        4

Wildfire              --         --         --          --           --        3


     Grand total      29         26         79          92        1,109    1,016

REVENUES

Revenues for the third quarter of fiscal 2001 increased to $626.0 million, 13.6% over the $551.2 million generated for the same quarter of fiscal 2000. Revenues for the thirty-nine week period ended March 28, 2001 rose 13.6% to $1,798.6 million from the $1,583.1 million generated for the same period of fiscal 2000. The increases are primarily attributable to a net increase of 64 company-owned restaurants since March 29, 2000 and an increase in comparable store sales for the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 2001 by 8.1% compared to the respective prior year periods. Comparable store sales increased 5.2% for the third quarter and year-to-date from the same periods of fiscal 2000. Menu prices in the aggregate increased 1.9% in fiscal 2001 as compared to fiscal 2000.

COSTS AND EXPENSES (as a percent of Revenues)

Cost of sales increased for the third quarter and remained flat for year-to-date fiscal 2001 as compared to the respective periods of fiscal 2000 due to product mix changes to menu items with higher percentage food costs and unfavorable commodity price variances for produce and alcohol, which were partially offset during the third quarter of fiscal 2001 and fully offset during the fiscal year by menu price increases and favorable commodity price variances for dairy and cheese.

Restaurant expenses decreased for the third quarter and year-to-date of fiscal 2001 compared to the respective periods of fiscal 2000. Restaurant labor wage rates and utility costs were higher than in the prior year, but were more than fully offset by increased sales leverage, improvements in labor productivity, menu price increases, and a decrease in preopening costs year-over-year.

Depreciation and amortization remained flat for the third quarter and decreased year-to-date of fiscal 2001 compared to fiscal 2000. Depreciation and amortization decreases resulted from increased sales leverage and a declining depreciable asset base for older units. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction and ongoing remodel costs.

General and administrative expenses decreased for both the third quarter and year-to-date of fiscal 2001 compared to the respective periods of fiscal 2000 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and sales leverage.

Interest expense decreased for both the third quarter and year-to-date of fiscal 2001 compared with the respective periods of fiscal 2000 as a result of decreased average borrowings on the Company's credit facilities, increased sales leverage and a decrease in interest expense on senior notes due to the scheduled repayment made in April 2000. These decreases were partially offset by a decrease in interest capitalization year-over-year.

NET INCOME AND NET INCOME PER SHARE

Net income for the third quarter and year-to-date of fiscal 2001 increased 21.9% and 26.1%, respectively, compared to the respective periods of fiscal 2000. Diluted net income per share for the third quarter and year-to-date of fiscal 2001 increased 17.2% and 25.0%, respectively, compared to the respective periods of fiscal 2000.
      The increase in both net income and diluted net income per share was mainly due to an increase in revenues resulting from increases in capacity (as measured in sales weeks), comparable store sales, and menu prices and decreases in restaurant and depreciation and amortization expenses as a percent of revenues.

IMPACT OF INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs through a combination of menu price increases and reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased from $127.4 million at June 28, 2000 to $137.2 million at March 28, 2001. Net cash provided by operating activities increased to $193.5 million for the first nine months of fiscal 2001 from $184.6 million during the same period in fiscal 2000 due to increased profitability, partially offset by the timing of operational receipts and payments.

Long-term debt outstanding at March 28, 2001 consisted of $74.8 million of unsecured senior notes ($71.4 million principal plus $3.4 million representing the effect of changes in interest rates on the fair value of the debt), $75.3 million of borrowings on credit facilities, and obligations under capital leases. The
Company has credit facilities totaling $325 million. At March 28, 2001, the Company had $251.1 million in available funds from these facilities.

As of March 28, 2001, $16.2 million of the Company's $25.0 million equipment leasing facility and $24.5 million of the Company's $50.0 million real estate leasing facility had been utilized. The unused portion of the real estate leasing facility will be used to lease real estate through fiscal year 2002.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $168.1 million for the first nine months of fiscal 2001 compared to $138.2 million for the same period of fiscal 2000. The increase is due primarily to a reduction in the amount of new restaurant expenditures funded by leasing facilities and the acquisition of formerly leased equipment in accordance with the various leasing facilities participated in by the Company, partially offset by a decrease in the number of new store openings. The Company estimates that its capital expenditures, net of amounts expected to be funded under leasing facilities, during the fourth quarter of fiscal 2001 will approximate $54.8 million. These capital expenditures will be funded entirely from existing operations.

The acquisition of the remaining 50% interest in the Big Bowl restaurant concept on February 1, 2001 was financed through existing credit facilities and operating cash flow. During April 2001, the Company spent approximately $93.5 million, of which approximately $40.9 million represented assumption of debt, for the purchase of forty Chili's, three Chili's sites under construction, and seven On The Border locations from a franchise partner, NE Restaurant Company, Inc. The acquisition was financed through existing credit facilities and operating cash flow.

Pursuant to the Company's $210.0 million stock repurchase plan, approximately 416,000 shares of its common stock were repurchased for  $10.6  million  during the third quarter  of  fiscal  2001  in
      accordance  with  applicable  securities  regulations. Currently, approximately 10.1 million shares have been repurchased for $170.1 million under the stock repurchase plan. The repurchased common stock was or will be used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value.
The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and borrowings on its available credit facilities.

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

The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities and the notional amounts of the interest rate swaps, totaled $145.3 million at March 28, 2001. The impact on the Company's results of operations for the quarter of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of March 28, 2001 would be approximately $363,000.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on
assumptions   concerning   risks  and  uncertainties   that   could
significantly  affect  anticipated  results  in  the  future   and,
      accordingly, could cause the actual results to materially differ
from  those  expressed  in  the  forward-looking  statements.   The
Company  cautions that the forward-looking statements are qualified by  important  factors that could cause actual  results  to  differ
materially  from  those  contained  herein  including  the   highly
competitive nature of the restaurant industry, general business conditions, the seasonality of the Company's business, governmental
regulations,  inflation,  consumer  perceptions  of  food   safety,
changes in consumer tastes, changes in local, regional and national economic conditions, changes in demographic trends, food, labor, fuel and utilities costs, future commodity prices, availability of food products, materials and employees, weather and other acts of God, and the ability of the Company to meet its growth plan which is subject to (a) identifying available, suitable and economically viable locations for new restaurants, (b) obtaining all required
governmental  permits  (including  zoning  approvals   and   liquor
licenses) on a timely basis, (c) hiring all necessary contractors and subcontractors, and (d) meeting construction schedules.

PART II.  OTHER INFORMATION

None.






                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BRINKER INTERNATIONAL, INC.


Date:  May 10, 2001      By:___________________________________
                              Ronald A. McDougall, Chairman and
                              Chief Executive Officer
                              (Duly Authorized Signatory)



Date:  May 10, 2001      By:____________________________________________
                              Charles M. Sonsteby, Senior Vice President,
                              Investor Relations and Finance, and
                              Interim Chief Financial Officer
                              (Principal Financial and Accounting Officer)