Form 10-K
period 2001-06-27
BRINKER INTERNATIONAL INC
filed 2001-09-10
CIK 703351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2001

Commission file number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1914582 (I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas (Address of principal executive offices)	75240 (Zip Code)

(972) 980-9917
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $0.10 par value
Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at August 31, 2001 was $2,606,411,108.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2001
Common Stock, $0.10 par value	98,722,848 shares

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 27, 2001, are incorporated by reference into Part II hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement for its annual meeting of shareholders on November 15, 2001, to be dated on or about September 25, 2001, are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

Item 1. BUSINESS.

  General

    Brinker International, Inc. ("Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Café ("Corner Bakery"), and Big Bowl ("Big Bowl") restaurant concepts. In addition, the Company is involved in the ownership, and has been involved in the development, of the Eatzi's Market and Bakery ("Eatzi's") concept. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, Corner Bakery and Big Bowl in November 1989, May 1994, July 1995, August 1995, August 1995, and February 2001, respectively. In July 2001, the Company acquired a 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

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

    Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices. Entree selections range in menu price from $5.49 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $10.78 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 86.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.8%.

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

    Entree selections range in menu price from $5.99 to $16.99 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $14.03 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 86.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.7%.

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

    Entree selections range in menu price from $5.29 to $12.99, with the average revenue per meal, including alcoholic beverages, approximating $12.57 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 77.9% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 22.1%.

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

    Entree selections range in menu price from $5.99 to $19.99 with the average revenue per meal, including alcoholic beverages, approximating $14.99 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 74.9% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 25.1%.

  Maggiano's Little Italy

    Maggiano's restaurants are classic re-creations of a New York City pre-war "Little Italy" dinner house. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a family-style menu as well as a full lunch and dinner menu offering southern Italian appetizers, homemade bread, bountiful portions of pasta, chicken, seafood, veal and prime steaks, as well as a full range of alcoholic beverages. Most Maggiano's restaurants also feature extensive banquet facilities. Entree selections range in menu price from $6.95 to $32.95, with the average revenue per meal, including alcoholic beverages, approximating $25.94 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 78.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.5%.

  Corner Bakery Cafe

    Corner Bakery is a retail bakery café serving breakfast, lunch and dinner in the emerging quick-casual dining segment. Corner Bakery offers fresh muffins, brownies, cookies and specialty items, as well as hearth-baked breads, rolls and baguettes, all of which are created daily by artisan bakers. The breads offered by Corner Bakery include crusty country boules, and specialty breads such as raisin-pecan, Kalamata olive ciabatta, multi-grain harvest, and rye.

    While retaining a relaxed atmosphere, Corner Bakery exemplifies casual elegance, with most bakeries having both indoor and outdoor seating. In addition to breads, breakfast and dessert sweets, featured in the cafes are specialty sandwiches, fresh salads, warm soups, panini and pasta. Savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available. Corner Bakery Catering offers a wide range of gift baskets, breakfast and sandwich trays and lunch boxes for any size meeting or social event. Prices for menu items range from $1.00 to $7.99 with the average revenue per meal, including alcoholic beverages, approximating $8.87 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted over 99% of the concept's total restaurant revenues. Catering sales constituted approximately 19.5% of such food and non-alcoholic beverage sales.

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

    While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience. Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $16.77 per person. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted approximately 87.6% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.4%.

  Jointly-Developed Concepts

  Rockfish Seafood Grill

    Rockfish offers its guests fresh, flavorful seafood dishes served in a lively environment. Reminiscent of a fly-fishing camp, the Rockfish décor features piney wood tables, river rock fireplaces and an open kitchen with chefs preparing the catch of the day. The restaurant serves a wide variety of reasonably priced seafood ranging from salmon and trout to catfish, shrimp and crab. Daily blackboard specials are also very popular with diners. Friendly, attentive servers clad in hunter green polo shirts and jeans add to the casual backdrop. All locations feature full-service bars and most have patio seating availability.

    Entree selections range in menu price from $6.87 to $11.92 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $13.96 per person. During the year ended June 17, 2001, food and non-alcoholic beverage sales constituted approximately 85.0% of the concept's total revenues, with alcoholic beverage sales accounting for the remaining 15.0%.

  Eatzi's Market and Bakery

    Eatzi's is a home meal replacement retail market, which offers customers just about everything in the meal spectrum, from fresh produce and raw meats and seafood to restaurant-quality, chef-prepared meals-to-go. Eatzi's also provides a tremendous variety of "made from scratch" breads and pastries along with dry groceries, deli meats and cheeses, made-to-order salads and sandwiches, a coffee bar, and fresh cut flowers. Large selections of non-alcoholic beverages, wine, and beer are available to complete the meal. Specialty packaged items, specifically selected to complement the fresh choices, are also available.

    Eatzi's features an abundance of fresh, high-quality meals, prepared fresh daily by highly skilled and culinary-trained chefs, openly presented in distinctive areas, replicating an energetic European marketplace with an exhibition kitchen and bakery. The circular chef's display case is the focal point of the store designed to channel customer traffic around to other departments. There is limited indoor and outdoor seating since the emphasis is on take-out purchases. Individual meal selections range in price from $4.99 to $10.99 with the average revenue per purchase, including alcoholic beverages, approximating

$19.09. During the year ended June 27, 2001, food and non-alcoholic beverage sales constituted 94.7% of the concept's total revenues, with alcoholic beverages accounting for the remaining 5.3%. Catering sales constituted approximately 18.6% of such food and non-alcoholic beverage sales.

  Business Development

    The Company's long-term objective is to continue expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable by the Company, thereby improving the Company's competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas in the United States but also on smaller market areas and nontraditional locations (such as airports, kiosks and food courts) which can adequately support any of the Company's restaurant concepts.

    The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The site selection process evaluates a variety of factors: trade area demographics, such as target population density and household income levels; physical site characteristics such as visibility, accessibility and traffic volume; relative proximity to activity centers such as shopping centers, hotel and motel complexes and office buildings; and supply and demand trends, such as proposed infrastructure improvements, new developments, and potential competition. Members of management inspect, review and approve each restaurant site prior to its acquisition.

    The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, the Company has closed thirty-nine restaurants, including four in fiscal 2001, which were performing below the Company's standards primarily due to declining trade area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

    The following table illustrates the system-wide restaurants opened in fiscal 2001 and the planned openings in fiscal 2002:

	Fiscal 2001 Openings	Fiscal 2002 Projected Openings
Chili's:
Company-Operated	38	50-53
Franchise	33	24-28
Macaroni Grill:
Company-Operated	15	12-15
Franchise	2	2-4
On The Border:
Company-Operated	9	7-10
Franchise	4	2-3
Corner Bakery:
Company-Operated	7	11-14
Franchise	1	—
Cozymel's	1	1-2
Maggiano's	2	3-5
Big Bowl	2	4-6

Total	114	116-140

    The Company anticipates that some of the fiscal 2002 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes some of the land cost and all, or substantially all, of the building construction costs. In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

    The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	On The Border	Cozymel's	Maggiano's	Corner Bakery
Land	$670,000	$870,000	$825,000	$1,100,000	$2,220,000	$700,000
Building	1,045,000	1,475,000	1,370,000	1,800,000	2,200,000	450,000
Furniture & Equipment	440,000	560,000	580,000	760,000	895,000	330,000
Other	60,000	80,000	70,000	160,000	70,000	30,000

Total	$2,215,000	$2,985,000	$2,845,000	$3,820,000	$5,385,000	$1,510,000

    The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

  Franchise Operations

    The Company intends to continue its expansion through joint venture and franchise development, both domestically and internationally. At June 27, 2001, thirty-four total joint venture or franchise development agreements existed. During the year ended June 27, 2001, thirty-three Chili's, two Macaroni Grill, four On The Border, and one Corner Bakery franchised restaurants were opened.

    The Company has entered into international franchise agreements which will bring Chili's to Qatar (opened in July 2001), Oman, Panama, and Taiwan in the 2002 fiscal year. Additionally, the Company has entered into a domestic franchise agreement which will bring the first Chili's to Alaska in the 2002 fiscal year. In fiscal 2001, the first Macaroni Grill restaurant opened in Puerto Rico (November 2000).

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

  Jointly-Developed Operations

    From time to time, the Company enters into agreements for research and development activities related to the testing of new restaurant concepts, typically acquiring a significant equity interest in such ventures. In July 2001, subsequent to the end of the Company's fiscal year, the Company acquired a 40% interest in the legal entities owning the Rockfish Seafood Grill restaurants located in Texas.

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

    The Company ensures consistent quality standards in all concepts through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of Company-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to Company standards.

    The director of training for each concept is responsible for maintaining each concept's operational training program. The training program includes a three to four month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of employees experienced in all facets of restaurant operations that train employees to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location one to two weeks following the opening to ensure the smooth transition to operating personnel.

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

  Employees

    At June 27, 2001, the Company employed approximately 78,500 persons, of whom approximately 1,000 were corporate personnel, 4,700 were restaurant area directors, managers or trainees and 72,800 were employed in non-management restaurant positions. The executive officers of the Company have an average of approximately twenty-two years of experience in the restaurant industry.

    The Company considers its employee relations to be good and believes that its employee turnover rate compares favorably with the industry average. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by any collective bargaining agreements.

  Trademarks

    The Company has registered, among other marks, "Big Bowl", "Brinker International", "Chili's", "Chili's Grill & Bar", "Chili's Too", "Chili's Bar & Bites", "Chili's Southwest Grill & Bar", "Corner Bakery", "Cozymel's", "Cozymel's Coastal Mexican Grill", "Eatzi's", "Eatzi's Market & Bakery", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Café", and "Pizzaahhh!" as trademarks with the United States Patent and Trademark Office.

  Risk Factors/Forward-Looking Statements

    The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause the Company's or the restaurant industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes," "anticipates," "estimates," "predicts," "expects" and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.

  Competition may adversely affect the Company's operations and financial results.

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

  The Company's sales volumes generally decrease in winter months.

    The Company's sales volumes fluctuate seasonally, and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in the Company's operating results.

  Changes in governmental regulation may adversely affect the Company's ability to open new restaurants and the Company's existing and future operations.

    Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future.

    The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, there can be no assurance that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

  Inflation may increase the Company's operating expenses.

    The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by increasing menu prices, by reviewing, then implementing, alternative products or processes, or by implementing other cost-reduction procedures. There can be no assurance, however, that the Company will be able to continue to recover increases in operating expenses due to inflation in this manner.

  Increased energy costs may adversely affect the Company's profitability.

    The Company's success depends in part on its ability to absorb increases in utility costs. Various regions of the United States in which the Company operates multiple restaurants, particularly California, experienced significant increases in utility prices during the 2001 fiscal year. If these increases continue, there will be an adverse effect on the Company's profitability.

  If the Company is unable to meet its growth plan, the Company's profitability in the future may be adversely affected.

    The Company's ability to meet its growth plan is dependent upon, among other things, its ability to identify available, suitable and economically viable locations for new restaurants, obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, hire all necessary contractors and subcontractors, and meet construction schedules. The costs related to restaurant and concept development include purchases and leases of land, buildings and equipment and facility and equipment maintenance, repair and replacement. The labor and materials costs involved vary geographically and are subject to general price increases. As a result, future capital expenditure costs of restaurant development may increase, reducing profitability. There can be no assurance that the Company will be able to expand its capacity in accordance with its growth objectives or that the new restaurants and concepts opened or acquired will be profitable.

  Other risk factors may adversely affect the Company's financial performance.

    Other risk factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, and weather and other acts of God.

Item 2. PROPERTIES.

  Restaurant Locations

    At June 27, 2001, the Company's system of company-operated, jointly-developed and franchised units included 1,143 restaurants located in forty-seven states, Washington, D.C., Australia, Austria, Bahrain, Canada, Egypt, Great Britain, Guatemala, Indonesia, Kuwait, Lebanon, Malaysia, Mexico, Peru, Philippines, Puerto Rico, Saudi Arabia, South Korea, United Arab Emirates, and Venezuela. The Company's portfolio of restaurants is illustrated below:

Chili's:
Company-Operated	542
Franchise	209
Macaroni Grill:
Company-Operated	159
Franchise	6
On The Border:
Company-Operated	99
Franchise	23
Corner Bakery:
Company-Operated	62
Franchise	2
Cozymel's	14
Maggiano's	14
Big Bowl	9
Eatzi's	4

Total	1,143

    The 751 Chili's restaurants include domestic locations in forty-seven states and the District of Columbia and foreign locations in nineteen countries. The 165 Macaroni Grill restaurants include domestic locations in thirty-seven states and foreign locations in Canada, Great Britain, Mexico and Puerto Rico. The On The Border, Cozymel's, Maggiano's, Corner Bakery, and Big Bowl restaurants, and Eatzi's markets, are located exclusively within the United States in thirty, eight, seven (and the District of Columbia), seven (and the District of Columbia), four, and three states, respectively.

  Restaurant Property Information

    The following table illustrates the approximate average dining capacity for each current prototypical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	On The Border	Cozymel's	Maggiano's
Square Feet	4,500-5,500	6,800-7,600	6,500-7,200	9,400	14,000-18,000
Dining Seats	145-215	250-275	220-240	380	500-725
Dining Tables	35-50	55-70	55-60	85	100-150

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

    Certain of the Company's restaurants are leased for an initial term of five to thirty years, with renewal terms of one to thirty years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 27, 2001, the Company owned the land and/or building for 617 of the 899 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

  Other Properties

    The Company leases warehouse space totalling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 119,000 square feet of this complex is currently utilized by the Company, with the remaining 79,000 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters. In November 1997, the Company sold the office complex and is leasing it back under a twenty year operating lease. The Company also leases office space in Arizona, California, Florida, Illinois, New Jersey, North Carolina, Rhode Island and Texas for use as regional operation or real estate/construction offices. The size of these office leases range from 144 square feet to 3,600 square feet. The Company owns or leases warehouse space in California, Georgia, Illinois, Texas and Virginia for use as commissaries for the preparation of bread and other food products for its Corner Bakery stores. The size of these commissaries range from 11,383 square feet to 20,000 square feet.

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

	High	Low
Fiscal year ended June 27, 2001:
First Quarter	$23.08	$19.04
Second Quarter	$28.25	$20.08
Third Quarter	$31.00	$23.25
Fourth Quarter	$29.38	$21.56
Fiscal Year ended June 28, 2000
First Quarter	$19.17	$15.33
Second Quarter	$18.04	$13.46
Third Quarter	$18.54	$13.87
Fourth Quarter	$23.37	$17.50

    On December 8, 2000, the Company declared a stock split, effected in the form of a 50% stock dividend ("Stock Dividend") to shareholders of record on January 3, 2001, payable on January 16, 2001. Stock prices in the preceding table and share numbers included or incorporated in this report have been restated to reflect the Stock Dividend.

    As of August 31, 2001, there were 1,186 holders of record of the Company's common stock.

    The Company has never paid cash dividends on its common stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

    During the three-year period ended on August 31, 2001, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA.

    "Selected Financial Data" is incorporated herein by reference from the 2001 Annual Report to Shareholders and is presented on page F-1 of Exhibit 13 to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2001 Annual Report to Shareholders and is presented on pages F-2 through F-9 of Exhibit 13 to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2001 Annual Report to Shareholders and is presented on page F-6 of Exhibit 13 to this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Index to Financial Statements attached hereto on page 16 for a listing of all financial statements incorporated herein by reference from the 2001 Annual Report to Shareholders and attached as part of Exhibit 13 to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    "Election of Directors—Information About Nominees", "Board Organization", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be dated on or about September 25, 2001, for the annual meeting of shareholders on November 15, 2001, are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION INFORMATION.

    "Executive Compensation" and "Report of the Compensation Committee" in the Company's Proxy Statement to be dated on or about September 25, 2001, for the annual meeting of shareholders on November 15, 2001, are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    "Election of Directors—Stock Ownership of Directors" and "Stock Ownership of Certain Persons" in the Company's Proxy Statement to be dated on or about September 25, 2001, for the annual meeting of shareholders on November 15, 2001, are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be dated on or about September 25, 2001, for the annual meeting of shareholders on November 15, 2001, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

  (a)
  (1) Financial Statements.

    Reference is made to the Index to Financial Statements attached hereto on page 16 for a listing of all financial statements attached as Exhibit 13 to this report.

  (a)
  (2) Financial Statement Schedules.

    None.

  (a)
  (3) Exhibits.

    Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this report.

  (b)
  Reports on Form 8-K

    The Company was not required to file a current report on Form 8-K during the fiscal quarter ended June 27, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation
By:
Charles M. Sonsteby Executive Vice President and Chief Financial Officer
Dated: September 10, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 10, 2001.

Name	Title

/s/ RONALD A. MCDOUGALL Ronald A. McDougall	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DOUGLAS H. BROOKS Douglas H. Brooks	President, Chief Operating Officer and Director
/s/ DONALD J. CARTY Donald J. Carty	Director
/s/ DAN W. COOK, III Dan W. Cook, III	Director
/s/ MARVIN J. GIROUARD Marvin J. Girouard	Director
/s/ FREDERICK S. HUMPHRIES Frederick S. Humphries	Director

/s/ RONALD KIRK Ronald Kirk	Director
/s/ JEFFREY A. MARCUS Jeffrey A. Marcus	Director
/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director
/s/ ROGER T. STAUBACH Roger T. Staubach	Director

INDEX TO FINANCIAL STATEMENTS

    The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the registrant, as amended. (1)
3(b)	Bylaws of the registrant. (1)
10(a)	Registrant's 1983 Incentive Stock Option Plan. (2)
10(b)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (3)
10(c)	Registrant's 1992 Incentive Stock Option Plan. (3)
10(d)	Registrant's Stock Option and Incentive Plan. (4)
10(e)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (5)
13	2001 Annual Report to Shareholders. (6)
21	Subsidiaries of the registrant. (7)
23	Independent Auditors' Consent. (7)
99	Proxy Statement of Registrant. (8)

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

(5)
Filed as an exhibit to annual report on Form 10-K for year ended June 28, 2000 and incorporated herein by reference.

(6)
Portions filed herewith, to the extent indicated herein.

(7)
Filed herewith.

(8)
To be filed on or about September 25, 2001.

E–1

EXHIBIT 13

BRINKER INTERNATIONAL, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts and number of restaurants)

	Fiscal Years
	2001	2000	1999(a)	1998	1997
Income Statement Data:
Revenues	$2,473,656	$2,159,837	$1,870,554	$1,574,414	$1,335,337

Operating Costs and Expenses:
Cost of sales	663,357	575,570	507,103	426,558	374,525
Restaurant expenses	1,370,131	1,197,828	1,036,573	866,143	720,769
Depreciation and amortization	100,064	90,647	82,385	86,376	78,754
General and administrative	109,110	100,123	90,311	77,407	64,404

Total operating costs and expenses	2,242,662	1,964,168	1,716,372	1,456,484	1,238,452

Operating income	230,994	195,669	154,182	117,930	96,885
Interest expense	8,608	10,746	9,241	11,025	9,453
Other, net	459	3,381	14,402	1,447	(3,553)

Income before provision for income taxes and cumulative effect of accounting change	221,927	181,542	130,539	105,458	90,985
Provision for income taxes	76,779	63,702	45,297	36,383	30,480

Income before cumulative effect of accounting change	145,148	117,840	85,242	69,075	60,505
Cumulative effect of accounting change	—	—	6,407	—	—

Net income	$145,148	$117,840	$78,835	$69,075	$60,505

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$1.46	$1.20	$0.86	$0.70	$0.55
Cumulative effect of accounting change	—	—	0.06	—	—

Basic net income per share	$1.46	$1.20	$0.80	$0.70	$0.55

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$1.42	$1.17	$0.83	$0.68	$0.54
Cumulative effect of accounting change	—	—	0.06	—	—

Diluted net income per share	$1.42	$1.17	$0.77	$0.68	$0.54

Basic weighted average shares outstanding	99,101	98,445	98,888	98,648	110,521

Diluted weighted average shares outstanding	102,098	101,114	102,183	101,174	112,198

Balance Sheet Data (End of Period):
Working capital deficit	$(104,286)	$(127,377)	$(86,969)	$(92,898)	$(36,699)
Total assets	1,442,301	1,162,328	1,085,644	968,848	996,943
Long-term obligations	300,523	169,120	234,086	197,577	324,066
Shareholders' equity	900,287	762,208	661,439	593,739	523,744
Number of Restaurants Open (End of Period):
Company-operated	899	774	707	624	556
Franchised/Joint Venture	244	264	226	182	157

Total	1,143	1,038	933	806	713

(a)
Fiscal year 1999 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

F–1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    For an understanding of the significant factors that influenced the performance of Brinker International, Inc. (the "Company") during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this annual report.

    The Company has a 52/53 week fiscal year ending on the last Wednesday in June. Fiscal years 2001 and 2000, which ended on June 27, 2001 and June 28, 2000, respectively, each contained 52 weeks, while fiscal year 1999, which ended on June 30, 1999, contained 53 weeks.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2001, 2000, AND 1999

    The following table sets forth expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of income:

	Percentage of Total Revenues Fiscal Years
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	26.8%	26.6%	27.1%
Restaurant expenses	55.4%	55.5%	55.4%
Depreciation and amortization	4.1%	4.2%	4.4%
General and administrative	4.4%	4.6%	4.8%

Total operating costs and expenses	90.7%	90.9%	91.7%

Operating income	9.3%	9.1%	8.3%
Interest expense	0.3%	0.5%	0.5%
Other, net	—	0.2%	0.8%

Income before provision for income taxes and cumulative effect of accounting change	9.0%	8.4%	7.0%
Provision for income taxes	3.1%	2.9%	2.4%

Income before cumulative effect of accounting change	5.9%	5.5%	4.6%
Cumulative effect of accounting change	—	—	0.4%

Net income	5.9%	5.5%	4.2%

REVENUES

    Revenue growth of 14.5% and 15.5% in fiscal 2001 and 2000, respectively, was attributable primarily to the increases in sales weeks driven by new unit expansion and in comparable store sales. Revenues for fiscal 2001 increased due to a 9.9% increase in sales weeks and a 4.4% increase in comparable store sales on a 52-week basis. Revenues for fiscal 2000 increased due to a 9.5% increase in sales weeks (a 12.2% increase in sales weeks on a comparable 52-week basis) and a 6.3% increase in comparable store sales. Menu price increases were 2.2% and 1.5% in fiscal 2001 and 2000, respectively.

F–2

COSTS AND EXPENSES (as a Percent of Revenues)

    Cost of sales increased for fiscal 2001 due to unfavorable commodity price variances for beef and seafood, produce, and beverages and product mix changes to menu items with higher percentage food costs. These unfavorable variances were partially offset by menu price increases and favorable commodity price variances for other commodities. Cost of sales decreased for fiscal 2000 compared to fiscal 1999 due to menu price increases and favorable commodity price variances for poultry, dairy and cheese, and produce, which were partially offset by unfavorable commodity price variances for beef and product mix changes to menu items with higher percentage food costs.

    Restaurant expenses decreased in fiscal 2001 due primarily to increased sales leverage, menu price increases, and labor productivity gains, but were partially offset by increased labor wage rates and utility costs. Restaurant expenses increased in fiscal 2000 due to increased restaurant labor wage rates and monthly performance bonuses, but were partially offset by increased sales leverage, improvements in labor productivity, menu price increases, and a decrease in preopening costs.

    Depreciation and amortization decreased in both fiscal 2001 and fiscal 2000 due primarily to increased sales leverage, utilization of equipment leasing facilities, and a declining depreciable asset base for older units. In addition, fiscal 1999 included an impairment charge for reacquired franchise rights due to a change in development plans in the related franchise area. Partially offsetting these decreases were increases in depreciation and amortization related to new unit construction, ongoing remodel costs and restaurants acquired during fiscal 2001.

    General and administrative expenses decreased in fiscal 2001 and fiscal 2000 as compared to the respective prior fiscal years as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues.

    Interest expense decreased for fiscal 2001 as compared to fiscal 2000 as a result of decreased average borrowings and interest rates on the Company's credit facilities, increased sales leverage, and a decrease in interest expense on senior notes due to a scheduled repayment. These decreases were partially offset by a decrease in the construction-in-progress balances subject to interest capitalization and an increase in borrowings related to restaurants acquired. Interest expense remained flat in fiscal 2000 as compared to fiscal 1999 as a result of increased borrowings on the Company's credit facilities primarily used to fund the Company's continuing stock repurchase plan. This increase was fully offset by increased sales leverage as well as a decrease in interest expense on senior notes due to a scheduled repayment.

    Other, net decreased in both fiscal 2001 and 2000 as a result of reduced equity losses related to the Company's share in equity method investees. Additionally, in fiscal 2001, other, net decreased due to the acquisition of the remaining interest in the Big Bowl restaurant concept, which is now consolidated in the accompanying financial statements, and the sale of the Wildfire restaurant concept.

    The Company's share of net losses in its equity method investees in fiscal 1999 includes a charge of approximately $5.1 million related to the decisions made by Eatzi's Corporation ("Eatzi's") to abandon development of two restaurant sites and to dispose of a restaurant that did not meet the financial return expectations of Eatzi's. These decisions were made in conjunction with a strategic plan which included slowing development, refining the prototype, and defining profitable growth opportunities. The types of costs recorded primarily included site specific costs and costs to exit lease obligations. Effective June 30, 1999, the Company sold a portion of its equity interest in Eatzi's to its partner. In addition, the Company's share of net losses in its equity method investees in fiscal 1999 included a charge of approximately $2.5 million related to the impairment of long-lived assets recorded by one of its investees.

F–3

INCOME TAXES

    The Company's effective income tax rate was 34.6%, 35.1%, and 34.7% in fiscal 2001, 2000, and 1999, respectively. The decrease in fiscal 2001 is due to the receipt of a tax credit refund. The increase in fiscal 2000 is primarily a result of an increase in the rate effect of state income taxes due to increased profitability.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The Company elected early adoption of the American Institute of CPA's ("AICPA") Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," during fiscal 1999. This accounting standard requires most entities to expense all start-up and preopening costs as incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each restaurant. Prior to fiscal 1999, amortization of deferred preopening costs was included within depreciation and amortization expense on the consolidated statements of income. Effective with fiscal 1999, preopening costs are included in restaurant expenses on the consolidated statements of income. The cumulative effect of this accounting change, net of income tax benefit, was $6.4 million or $0.06 per diluted share in fiscal 1999. This new accounting standard accelerated the Company's recognition of preopening costs, but has benefited the post-opening results of new restaurants.

NET INCOME AND NET INCOME PER SHARE

    Fiscal 2001 net income and diluted net income per share increased 23.2% and 21.4%, respectively, compared to fiscal 2000. The increase in both net income and diluted net income per share was primarily due to increasing revenues driven by increases in comparable store sales, sales weeks and menu prices and decreases in restaurant expenses, depreciation and amortization expenses, and general and administrative expenses as a percent of revenues.

    Fiscal 2000 net income and diluted net income per share increased 49.5% and 50.9%, respectively, compared to fiscal 1999. Excluding the effects of the adoption of SOP 98-5 in fiscal 1999, fiscal 2000 net income increased 38.2% and diluted net income per share increased 40.0%. The increase in both net income and diluted net income per share, before consideration of the adoption of SOP 98-5, was mainly due to increasing revenues driven by increases in comparable store sales, sales weeks (partially offset by an additional week in fiscal 1999), and menu prices and decreases in cost of sales and other, net.

IMPACT OF INFLATION

    The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs through a combination of menu price increases and reviewing, then implementing, alternative products or processes.

LIQUIDITY AND CAPITAL RESOURCES

    The working capital deficit decreased from $127.4 million at June 28, 2000 to $104.3 million at June 27, 2001, and net cash provided by operating activities decreased from $269.0 million for fiscal 2000 to $246.8 million for fiscal 2001 due to the timing of operational receipts and payments and an increase in inventories for rib purchases at year-end.

    Long-term debt outstanding at June 27, 2001 primarily consisted of $60.0 million in senior debt ($57.1 million principal plus $2.9 million representing the effect of changes in the fair value of the interest rate swaps), $40.6 million in assumed debt related to the acquisition of restaurants from a franchise

F–4

partner, NE Restaurant Company, Inc. ("NERCO"), $146.7 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $345.0 million. At June 27, 2001, the Company had $198.3 million in available funds from these facilities.

    The acquisition of the remaining 50% interest in the Big Bowl restaurant concept on February 1, 2001 was financed through existing credit facilities, operating cash flow, and the sale of the Company's interest in the Wildfire restaurant concept. On April 12, 2001, the Company spent approximately $93.5 million, of which approximately $40.9 million represented assumption of debt, for the purchase of 40 Chili's, three Chili's sites under construction, and seven On The Border locations from NERCO. The acquisition was financed through existing credit facilities and operating cash flow.

    In July 2001, the Company made a $12.3 million capital contribution to Rockfish Seafood Grill ("Rockfish") in exchange for an approximately 40% ownership interest in the legal entities owning and developing Rockfish. Additionally, in July 2001, the Company entered into an agreement with one of its franchise partners to acquire 39 Chili's for approximately $55.5 million. The Company has or will finance these acquisitions through existing credit facilities and cash provided by operations.

    During fiscal 2001, the Company increased the $50.0 million real estate leasing facility to $75.0 million and as of June 27, 2001, $35.2 million had been utilized. The unused portion of the real estate leasing facility will be used to lease real estate through fiscal 2003.

    Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the real estate leasing facility, were $205.2 million for fiscal 2001 compared to $165.4 million for fiscal 2000. The increase is due primarily to a reduction in the amount of new restaurant expenditures funded by the real estate leasing facility and the acquisition of formerly leased real estate and equipment in accordance with the various leasing facilities participated in by the Company, partially offset by a decrease in the number of new store openings. The Company estimates that its fiscal 2002 capital expenditures, net of amounts expected to be funded under leasing facilities, will approximate $260.0 million. These capital expenditures will be funded primarily from existing operations and existing credit facilities.

    During fiscal 2000, the Company's Board of Directors authorized a $125.0 million increase in the stock repurchase plan (adopted in fiscal 1998) bringing the total to $210.0 million. Pursuant to the plan, the Company repurchased approximately 2,841,000 shares of its common stock for approximately $65.6 million during fiscal 2001 in accordance with applicable securities regulations. Currently, approximately 10,979,000 shares have been repurchased for approximately $191.5 million under the plan. In August 2001, the Board of Directors authorized an additional increase of $100.0 million to its stock repurchase plan. The repurchased common stock was or will be used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

    The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available from its credit facilities and strong internal cash generating capabilities to adequately manage the expansion of the business.

F–5

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on debt and certain leasing facilities and from changes in commodity prices. A discussion of the Company's accounting policies for derivative instruments is included in the summary of significant accounting policies in the notes to the consolidated financial statements.

    The Company may from time to time utilize interest rate swaps and forward rate agreements to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and has procedures in place to monitor and control derivative use.

    The Company is exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The Company's variable rate financial instruments, including the outstanding credit facilities, interest rate swaps, and forward rate agreements, totaled $203.8 million at June 27, 2001. The impact on the Company's annual results of operations of a one-point interest rate change on the outstanding balance of the variable rate financial instruments as of June 27, 2001 would be approximately $2.0 million.

    The Company purchases certain commodities such as beef, chicken, flour, and cooking oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

    This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

    Additionally, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination which is addressed by SFAS No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to

F–6

amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value.

    Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the amortization provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt SFAS No. 142 no later than the beginning of fiscal year 2003, with early application permitted during the first quarter of fiscal 2002. The Company intends to adopt SFAS No. 142 effective June 28, 2001. The effect of this statement during the first quarter of fiscal 2002 will be to reduce amortization expense related to goodwill by approximately $1.1 million. The Company does not expect the adoption of SFAS No. 142 to result in an impairment charge.

MANAGEMENT OUTLOOK

    During fiscal 2001, the Company experienced a record-breaking year by successfully executing well-defined strategies in a favorable macro environment for the industry. The results were achieved by disciplined capacity growth, diligent fiscal responsibility, unwavering focus on guest satisfaction and a passionate culinary culture that keeps the Company's concept menus on the leading edge.

    During fiscal 2002, the Company plans to continue to emphasize many of the initiatives that contributed to its success in fiscal 2001. We believe that positive lifestyle, demographic, and demand trends will help to balance an uncertain economic environment. Revenue growth is expected to be driven by higher capacity as a result of the Company's recent acquisitions and an effective real estate strategy. Ongoing efforts across all brands to enhance guest experience reaffirm the Company's belief in its ability to deliver the best combination of operating and financial performance to enhance long-term shareholder value.

FORWARD-LOOKING STATEMENTS

    The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause the Company's or the restaurant industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes," "anticipates," "estimates," "predicts," "expects" and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.

F–7

  Competition may adversely affect the Company's operations and financial results.

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

  The Company's sales volumes generally decrease in winter months.

    The Company's sales volumes fluctuate seasonally, and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in the Company's operating results.

  Changes in governmental regulation may adversely affect the Company's ability to open new restaurants and the Company's existing and future operations.

    Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future.

    The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, there can be no assurance that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

  Inflation may increase the Company's operating expenses.

    The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent permitted by competition, recovers increased costs by increasing menu prices, by reviewing, then implementing, alternative products or processes, or by implementing other cost-reduction procedures. There can be no assurance, however, that the Company will be able to continue to recover increases in operating expenses due to inflation in this manner.

  Increased energy costs may adversely affect the Company's profitability.

    The Company's success depends in part on its ability to absorb increases in utility costs. Various regions of the United States in which the Company operates multiple restaurants, particularly California,

F–8

experienced significant increases in utility prices during the 2001 fiscal year. If these increases continue, there will be an adverse effect on the Company's profitability.

  If the Company is unable to meet its growth plan, the Company's profitability in the future may be adversely affected.

    The Company's ability to meet its growth plan is dependent upon, among other things, its ability to identify available, suitable and economically viable locations for new restaurants, obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, hire all necessary contractors and subcontractors, and meet construction schedules. The costs related to restaurant and concept development include purchases and leases of land, buildings and equipment and facility and equipment maintenance, repair and replacement. The labor and materials costs involved vary geographically and are subject to general price increases. As a result, future capital expenditure costs of restaurant development may increase, reducing profitability. There can be no assurance that the Company will be able to expand its capacity in accordance with its growth objectives or that the new restaurants and concepts opened or acquired will be profitable.

  Other risk factors may adversely affect the Company's financial performance.

    Other risk factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, and weather and other acts of God.

F–9

BRINKER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Years
	2001	2000	1999
Revenues	$2,473,656	$2,159,837	$1,870,554

Operating Costs and Expenses:
Cost of sales	663,357	575,570	507,103
Restaurant expenses	1,370,131	1,197,828	1,036,573
Depreciation and amortization	100,064	90,647	82,385
General and administrative	109,110	100,123	90,311

Total operating costs and expenses	2,242,662	1,964,168	1,716,372

Operating income	230,994	195,669	154,182
Interest expense	8,608	10,746	9,241
Other, net	459	3,381	14,402

Income before provision for income taxes and cumulative effect of accounting change	221,927	181,542	130,539
Provision for income taxes	76,779	63,702	45,297

Income before cumulative effect of accounting change	145,148	117,840	85,242
Cumulative effect of accounting change (net of income tax benefit of $3,404)	—	—	6,407

Net income	$145,148	$117,840	$78,835

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$1.46	$1.20	$0.86
Cumulative effect of accounting change	—	—	0.06

Basic net income per share	$1.46	$1.20	$0.80

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$1.42	$1.17	$0.83
Cumulative effect of accounting change	—	—	0.06

Diluted net income per share	$1.42	$1.17	$0.77

Basic weighted average shares outstanding	99,101	98,445	98,888

Diluted weighted average shares outstanding	102,098	101,114	102,183

See accompanying notes to consolidated financial statements.

F–10

BRINKER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$13,312	$12,343
Accounts receivable	31,438	20,378
Inventories	27,351	16,448
Prepaid expenses	55,809	50,327
Deferred income taxes	7,295	2,127
Other	2,000	2,000

Total current assets	137,205	103,623

Property and Equipment, at Cost:
Land	201,013	178,025
Buildings and leasehold improvements	898,133	739,795
Furniture and equipment	478,847	396,089
Construction-in-progress	70,051	57,167

	1,648,044	1,371,076
Less accumulated depreciation and amortization	(563,320)	(482,944)

Net property and equipment	1,084,724	888,132

Other Assets:
Goodwill, net	138,127	71,561
Other	82,245	99,012

Total other assets	220,372	170,573

Total assets	$1,442,301	$1,162,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$17,635	$14,635
Accounts payable	89,436	104,461
Accrued liabilities	134,420	111,904

Total current liabilities	241,491	231,000

Long-term debt, less current installments	231,029	110,323
Deferred income taxes	12,502	7,667
Other liabilities	56,992	51,130
Commitments and Contingencies (Notes 7 and 13)
Shareholders' Equity:
Common stock—250,000,000 authorized shares; $.10 par value; 117,501,080 shares issued and 99,509,455 shares outstanding at June 27, 2001, and 117,542,210 shares issued and 98,798,342 shares outstanding at June 28, 2000	11,750	11,754
Additional paid-in capital	314,867	298,172
Retained earnings	801,988	656,840

	1,128,605	966,766
Less:
Treasury stock, at cost (17,991,625 shares at June 27, 2001 and 18,743,868 shares at June 28, 2000)	(225,334)	(201,531)
Accumulated other comprehensive loss	(895)	—
Unearned compensation	(2,089)	(3,027)

Total shareholders' equity	900,287	762,208

Total liabilities and shareholders' equity	$1,442,301	$1,162,328

See accompanying notes to consolidated financial statements.

F–11

BRINKER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Compensation
	Shares	Amount						Total
Balances at June 24, 1998	98,887	$11,722	$276,380	$460,176	$(154,539)	$ —	$ —	$593,739
Net income	—	—	—	78,835	—	—	—	78,835
Purchases of treasury stock	(3,256)	—	—	—	(48,125)	—	—	(48,125)
Issuances of common stock	3,216	—	(811)	—	27,922	—	—	27,111
Tax benefit from stock options exercised	—	—	9,879	—	—	—	—	9,879

Balances at June 30, 1999	98,847	11,722	285,448	539,011	(174,742)	—	—	661,439
Net income	—	—	—	117,840	—	—	—	117,840
Purchases of treasury stock	(3,668)	—	—	—	(60,707)	—	—	(60,707)
Issuances of common stock	3,291	—	(3,187)	—	33,832	—	—	30,645
Tax benefit from stock options exercised	—	—	10,837	—	—	—	—	10,837
Amortization of unearned compensation	—	—	—	—	—	—	2,124	2,124
Issuance of restricted stock, net of forfeitures	328	32	5,074	(11)	86	—	(5,151)	30

Balances at June 28, 2000	98,798	11,754	298,172	656,840	(201,531)	—	(3,027)	762,208
Net income	—	—	—	145,148	—	—	—	145,148
Change in fair value of derivatives, net of tax	—	—	—	—	—	(895)	—	(895)

Comprehensive income								144,253

Purchases of treasury stock	(2,841)	—	—	—	(65,578)	—	—	(65,578)
Issuances of common stock	3,541	—	(2,529)	—	41,194	—	—	38,665
Tax benefit from stock options exercised	—	—	19,430	—	—	—	—	19,430
Amortization of unearned compensation	—	—	—	—	—	—	1,307	1,307
Issuance of restricted stock, net of forfeitures	11	(4)	(206)	—	581	—	(369)	2

Balances at June 27, 2001	99,509	$11,750	$314,867	$801,988	$(225,334)	$(895)	$(2,089)	$900,287

See accompanying notes to consolidated financial statements.

F–12

BRINKER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2001	2000	1999
Cash Flows from Operating Activities:
Net income	$145,148	$117,840	$78,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,064	90,647	82,385
Amortization of unearned compensation	1,307	2,124	—
Loss on sale of affiliate	387	—	—
Deferred income taxes	3,213	1,985	1,955
Cumulative effect of accounting change	—	—	6,407
Changes in assets and liabilities, excluding effects of acquisitions and disposition:
Receivables	(7,439)	1,109	(1,886)
Inventories	(9,732)	(1,398)	(1,276)
Prepaid expenses	(2,112)	(371)	(9,855)
Other assets	(5,156)	(4,032)	14,458
Accounts payable	1,709	41,198	8,102
Accrued liabilities	18,812	10,520	14,348
Other liabilities	610	9,372	(247)

Net cash provided by operating activities	246,811	268,994	193,226

Cash Flows from Investing Activities:
Payments for property and equipment	(205,160)	(165,397)	(181,088)
Payment for purchases of restaurants	(92,267)	—	—
Proceeds from sale of affiliate	1,000	—	—
Proceeds from sales of marketable securities	—	—	51
Investments in equity method investees	(3,443)	(954)	(4,484)
Net repayments from (advances to) affiliates	975	—	(19,363)

Net cash used in investing activities	(298,895)	(166,351)	(204,884)

Cash Flows from Financing Activities:
Net borrowings (payments) on credit facilities	94,900	(58,200)	50,505
Payments of long-term debt	(14,934)	(14,635)	(14,618)
Proceeds from issuances of treasury stock	38,665	30,645	27,111
Purchases of treasury stock	(65,578)	(60,707)	(48,125)

Net cash provided by (used in) financing activities	53,053	(102,897)	14,873

Net change in cash and cash equivalents	969	(254)	3,215
Cash and cash equivalents at beginning of year	12,343	12,597	9,382

Cash and cash equivalents at end of year	$13,312	$12,343	$12,597

See accompanying notes to consolidated financial statements.

F–13

BRINKER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation

    The consolidated financial statements include the accounts of Brinker International, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. The Company owns and operates, or franchises, various restaurant concepts principally located in the United States. Investments in unconsolidated affiliates in which the Company exercises significant influence, but does not control, are accounted for by the equity method, and the Company's share of the net income or loss is included in other, net in the consolidated statements of income.

    The Company has a 52/53 week fiscal year ending on the last Wednesday in June. Fiscal years 2001 and 2000, which ended on June 27, 2001 and June 28, 2000, respectively, each contained 52 weeks, while fiscal year 1999, which ended on June 30, 1999, contained 53 weeks.

(b)
Financial Instruments

    The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents.

    The Company's financial instruments at June 27, 2001 and June 28, 2000 consist of cash equivalents, accounts receivable, notes receivable, and long-term debt. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The following methods were used in estimating the fair value of each class of financial instrument: cash equivalents and accounts receivable approximate their carrying amounts due to the short duration of those items; notes receivable are based on the present value of expected future cash flows discounted at the interest rate currently offered by the Company which approximates rates currently being offered by local lending institutions for loans of similar terms to companies with comparable credit risk; and long-term debt is based on the amount of future cash flows discounted using the Company's expected borrowing rate for debt of comparable risk and maturity.

    The Company's policy prohibits the use of derivative instruments for trading purposes and the Company has procedures in place to monitor and control their use. The Company's use of derivative instruments is currently limited to interest rate hedges and forward rate agreements, which are entered into with the intent of managing overall borrowing costs. The Company records all derivative instruments in the statement of financial position at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. Amounts receivable or payable under interest rate swap and forward rate agreements are recorded as adjustments to interest expense. Cash flows related to derivative transactions are included in operating activities. See Notes 5 and 6 for additional discussion of debt-related agreements and derivative financial instruments and hedging activities.

(c)
Inventories

    Inventories, which consist of food, beverages, and supplies, are stated at the lower of cost (weighted average cost method) or market.

F–14

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

(e)
Capitalized Interest

    Interest costs capitalized during the construction period of restaurants were approximately $2.8 million, $3.2 million, and $4.0 million during fiscal 2001, 2000, and 1999, respectively.

(f)
Advertising

    Advertising costs are expensed as incurred. Advertising costs were $95.4 million, $80.7 million, and $73.6 million in fiscal 2001, 2000, and 1999, respectively, and are included in restaurant expenses in the consolidated statements of income.

(g)
Preopening Costs

    The Company elected early adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," retroactive to the first quarter of fiscal 1999. This accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each restaurant. The cumulative effect of this accounting change, net of income tax benefit, was $6.4 million ($0.06 per diluted share) in fiscal 1999. This new accounting standard accelerated the Company's recognition of preopening costs, but has benefited the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard reduced the Company's reported results for fiscal 1999 by approximately $1.7 million ($0.02 per diluted share).

(h)
Goodwill and Other Intangible Assets

    Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the residual purchase price after allocation to all other identifiable net assets acquired. Other intangibles consist mainly of reacquired franchise rights, trademarks, and intellectual property. All intangible assets are stated at historical cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over 30 to 40 years for goodwill and 15 to 25 years for other intangibles. The Company assesses the recoverability of intangible assets, including goodwill, by determining whether the asset balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired asset. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

    During fiscal 1999, the Company recorded an impairment charge of approximately $3.0 million for reacquired franchise rights. The impairment charge, which is included in amortization expense, is the result of a change in development plans in the related franchise area. Management believes that no reduction of the estimated useful life is warranted. Accumulated amortization for goodwill was $13.8 million and $10.9 million as of June 27, 2001 and June 28, 2000, respectively. Accumulated amortization for other intangible assets was $7.0 million and $5.9 million as of June 27, 2001 and June 28, 2000, respectively.

(i)
Recoverability of Long-Lived Assets

    The Company evaluates long-lived assets and certain identifiable intangibles held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset

F–15

and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 1999, the Company's share of net losses in equity method investees included charges of approximately $6.5 million related to impairment.

(j)
Self-Insurance Program

    The Company utilizes a paid loss retrospective self-insurance plan for general and workers' compensation liabilities. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. Additionally, in fiscal 2001 and 2000, the Company entered into guaranteed loss agreements with an insurance company to eliminate all future general liability losses for those respective fiscal years. Accrued expenses and other liabilities include the estimated costs to settle unpaid claims and estimated future claims.

(k)
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

(l)
Stock-Based Compensation

    The Company uses the intrinsic value method for measuring employee stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at the market value of the underlying stock at the date of grant. Proceeds from the exercise of common stock options issued to officers, directors, and key employees under the Company's stock option plans are credited to common stock to the extent of par value and to additional paid-in capital for the excess. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," are presented in Note 8.

(m)
Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the effective unrealized portion of changes in the fair value of the Company's cash flow hedges.

(n)
Net Income Per Share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The Company has no other potentially dilutive securities.

(o)
Segment Reporting

    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on

F–16

management responsibility and believes it meets the criteria for aggregating its operating segments into a single reporting segment.

(p)
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

2.  BUSINESS COMBINATIONS

    On February 1, 2001, the Company acquired the remaining 50% interest in the Big Bowl restaurant concept from its joint venture partner for approximately $38.0 million. The Company originally invested $20.8 million in the joint venture prior to February 1, 2001 and accounted for the joint venture under the equity method. The acquisition was accounted for as a purchase. Goodwill of approximately $48.9 million, representing the excess of cost over the fair value of the assets acquired, was recorded in connection with the acquisition and is being amortized over 30 years. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

    On February 1, 2001, the Company sold its interest in the Wildfire restaurant concept for $5.0 million, of which $4.0 million is included in accounts receivable in the Company's consolidated balance sheet at June 27, 2001.

    On April 12, 2001, the Company acquired from its franchise partner, NE Restaurant Company, Inc. ("NERCO"), 40 Chili's, three Chili's sites under construction, and seven On The Border locations. Total consideration was approximately $93.5 million, of which approximately $40.9 million represented the assumption of mortgage loan obligations (see Note 5), and approximately $9.0 million for certain other liabilities and transaction costs. The acquisition was accounted for as a purchase. Goodwill of approximately $20.5 million was recorded in connection with the acquisition and is being amortized over 30 years. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

3.  ACCRUED AND OTHER LIABILITIES

	2001	2000
Accrued liabilities consist of the following (in thousands):
Payroll	$61,713	$58,498
Gift cards	17,425	9,890
Sales tax	14,180	11,841
Property tax	12,149	11,775
Other	28,953	19,900

	$134,420	$111,904

Other liabilities consist of the following (in thousands):
Retirement plan (see Note 10)	$27,371	$25,066
Other	29,621	26,064

	$56,992	$51,130

F–17

4.  INCOME TAXES

    The provision for income taxes consists of the following (in thousands):

	2001	2000	1999
Current income tax expense:
Federal	$62,609	$52,958	$37,938
State	10,269	8,166	4,969
Foreign	688	593	435

Total current income tax expense	73,566	61,717	43,342

Deferred income tax expense (benefit):
Federal	2,989	1,835	2,124
State	224	150	(169)

Total deferred income tax expense	3,213	1,985	1,955

	$76,779	$63,702	$45,297

    A reconciliation between the reported provision for income taxes before cumulative effect of accounting change and the amount computed by applying the statutory Federal income tax rate of 35% to income before provision for income taxes is as follows (in thousands):

	2001	2000	1999
Income tax expense at statutory rate	$77,674	$63,540	$45,659
FICA tax credit	(7,029)	(5,993)	(4,495)
State income taxes, net of Federal benefit	6,822	5,405	3,120
Other	(688)	750	1,013

	$76,779	$63,702	$45,297

    The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities as of June 27, 2001 and June 28, 2000 are as follows (in thousands):

	2001	2000
Deferred income tax assets:
Insurance reserves	$6,665	$5,678
Employee benefit plans	10,443	7,761
Leasing transactions	8,479	7,137
Other, net	15,921	12,792

Total deferred income tax assets	41,508	33,368

Deferred income tax liabilities:
Depreciation and capitalized interest on property and equipment	28,847	24,119
Prepaid expenses	4,792	4,554
Goodwill and other amortization	2,926	2,346
Other, net	10,150	7,889

Total deferred income tax liabilities	46,715	38,908

Net deferred income tax liability	$5,207	$5,540

F–18

    At June 27, 2001, current taxes receivable totaled $8.7 million, while at June 28, 2000, current taxes payable were $6.4 million.

5.  DEBT

    The Company has credit facilities aggregating $345.0 million at June 27, 2001. A revolving credit facility of $275.0 million bears interest at LIBOR (3.71% at June 27, 2001) plus a maximum of 1.375% (0.50% at June 27, 2001) and expires in fiscal 2006. At June 27, 2001, $135.0 million was outstanding under this facility. The remaining credit facilities bear interest based upon the lower of the banks' "Base" rate, certificate of deposit rate, negotiated rate, or LIBOR rate plus 0.375%, and expire at various times beginning in fiscal 2002. Unused credit facilities available to the Company were approximately $198.3 million at June 27, 2001. Obligations under the Company's credit facilities, which require short-term repayments, have been classified as long-term debt, reflecting the Company's intent and ability to refinance these borrowings through the existing credit facilities.

    Long-term debt consists of the following (in thousands):

	2001	2000
Senior notes	$59,966	$71,400
Credit facilities	146,700	51,800
Capital lease obligations (see Note 7)	1,398	1,758
Mortgage loan obligations	40,600	—

	248,664	124,958
Less current installments	(17,635)	(14,635)

	$231,029	$110,323

    The $60.0 million of unsecured senior notes bear interest at an annual rate of 7.8%. Interest is payable semi-annually and principal of $14.3 million is due annually through fiscal 2004 with the remaining unpaid balance due in fiscal 2005.

    Pursuant to the acquisition of NERCO (see Note 2), the Company assumed $40.9 million in mortgage loan obligations. The obligations require monthly principal and interest payments, mature on various dates from September 2002 through March 2020, and bear interest at rates ranging from 8.44% to 10.75% per year. The obligations are collateralized by the acquired restaurant properties.

    Excluding capital lease obligations (see Note 7), the Company's long-term debt maturities for the five years following June 27, 2001 are as follows (in thousands):

Fiscal Year
2002	$17,300
2003	16,982
2004	17,131
2005	17,065
2006	148,721
Thereafter	30,067

$247,266

    The Company is the guarantor of approximately $10.6 million in available lines of credit for certain franchisees and an equity method investee, of which $2.8 million is outstanding at June 27, 2001.

F–19

6.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    The Company's financing activities include both fixed (senior notes) and variable (credit facilities) rate debt. The fixed-rate debt is exposed to changes in fair value as market-based interest rates fluctuate. Variable-rate debt is exposed to cash flow risk due to the effects of changes in interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

    The Company enters into interest rate swaps to manage fluctuations in interest expense and to maintain the value of fixed-rate debt. The Company has entered into two interest rate swaps with a total notional value of $57.1 million at June 27, 2001. This fair value hedge changes the fixed-rate interest on the entire balance of the Company's senior notes to variable-rate interest. Under the terms of the hedges (which expire in fiscal 2005), the Company pays semi-annually a variable interest rate based on either LIBOR (3.71% at June 27, 2001) plus 0.395% or LIBOR plus 0.530%, in arrears, compounded at three-month intervals. The Company receives semi-annually the fixed interest rate of 7.8% on the senior notes. The estimated fair value of these agreements at June 27, 2001 was approximately $2.9 million, which is included in other assets in the Company's consolidated balance sheet at June 27, 2001. The Company's interest rate swap hedges meet the criteria for the "short-cut method" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the changes in fair value of the swaps are offset by a like adjustment to the carrying value of the debt and no hedge ineffectiveness is assumed.

    The Company enters into forward rate agreements to lock in the interest cash outflows on its floating rate debt. The Company has entered into forward rate agreements with varying notional values, ranging from $27.0 million to $30.0 million, at June 27, 2001. These cash flow hedges change the variable-rate interest on a portion of the Company's LIBOR plus 0.50% revolving credit facility to fixed-rate interest. Under the terms of the hedges (which expire at various dates beginning July 2001 through April 2002), the Company pays quarterly a fixed interest rate ranging from 5.97% to 6.47%. The Company receives quarterly the variable interest rate of LIBOR, based on a three-month interval, on the forward rate agreements. The estimated fair value of the forward rate agreements at June 27, 2001 was a liability of approximately $895,000, which is included in accrued liabilities in the Company's consolidated balance sheet. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings. During fiscal 2001, reclassification adjustments were made reducing net income in the amount of $266,000, net of taxes. Interest expense for fiscal 2001 was not materially affected by any cash flow hedges' ineffectiveness arising from differences between the critical terms of the forward rate agreements and the hedged debt obligation.

7.  LEASES

(a)
Capital Leases

    The Company leases certain buildings under capital leases. The asset value of $6.5 million at June 27, 2001 and June 28, 2000 and the related accumulated amortization of $6.1 million and $5.9 million at June 27, 2001 and June 28, 2000, respectively, are included in property and equipment.

(b)
Operating Leases

    The Company leases restaurant facilities, office space, and certain equipment under operating leases having terms expiring at various dates through fiscal 2094. The restaurant leases have renewal clauses of 1 to 30 years at the option of the Company and have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 2001, 2000, and 1999 was $89.2 million, $81.8 million, and $70.0 million, respectively. Contingent rent included in rent expense for fiscal 2001, 2000, and 1999 was $8.9 million, $7.2 million, and $5.5 million, respectively.

F–20

    In July 1993, the Company entered into operating lease agreements with unaffiliated groups to lease certain restaurant sites. During fiscal 1995 and 1994, the Company utilized the entire commitment of approximately $30.0 million for the development of restaurants leased by the Company. Since inception of the commitment, the Company has retired several properties in the commitment, which thereby reduced the outstanding balance. At the expiration of the lease in fiscal 2001, the Company purchased all of the properties for approximately $24.1 million.

    In fiscal 1998, the Company entered into a $55.0 million equipment leasing facility, of which $47.5 million had been utilized through fiscal 1999. In fiscal 2000, the Company entered into a $25.0 million equipment leasing facility. As of June 27, 2001, $16.2 million of the facility had been utilized. The Company does not intend to further utilize either of these facilities. Each facility is accounted for as an operating lease, expires in fiscal 2004 and 2006, respectively, and does not provide for renewal. The Company guarantees a residual value related to the equipment of approximately 87% of the total amount funded under the facility. At the end of each lease term, the Company has the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which amount will not exceed 75% of the total amount funded through the facility. The Company believes the future cash flows related to the equipment support the unamortized lease balance.

    In fiscal 2000, the Company entered into a $50.0 million real estate leasing facility. During fiscal 2001, the Company increased the facility to $75.0 million. As of June 27, 2001, $35.2 million of the facility had been utilized. The real estate facility, which is accounted for as an operating lease, expires in fiscal 2007 and does not provide for renewal. The Company guarantees the residual value related to the properties, which will be approximately 87% of the total amount funded under the facility. At the end of the lease term, the Company has the option to purchase all of the leased real estate for an amount equal to the unamortized lease balance. The Company believes the future cash flows related to the real estate support the unamortized lease balance.

(c)
Commitments

    At June 27, 2001, future minimum lease payments on capital and operating leases were as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2002	$566	$84,286
2003	566	82,163
2004	456	78,590
2005	112	74,049
2006	—	69,666
Thereafter	—	353,695

Total minimum lease payments	1,700	$742,449

Imputed interest (average rate of 11.5%)	(302)

Present value of minimum lease payments	1,398
Less current installments	(335)

Capital lease obligations—noncurrent	$1,063

    At June 27, 2001, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. Classification of these leases as capital or operating has not been determined as construction of the leased properties has not been completed.

F–21

8.  STOCK OPTION PLANS

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for Company stock option plans. Pursuant to the employee compensation provisions of SFAS No. 123, the Company's diluted net income per common and equivalent share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999
Net income—as reported	$145,148	$117,840	$78,835
Net income—pro forma	$132,963	$108,503	$71,668
Diluted net income per share—as reported	$1.42	$1.17	$0.77
Diluted net income per share—pro forma	$1.30	$1.07	$0.70

    The weighted average fair value of option grants was $10.90, $7.25, and $7.15 during fiscal 2001, 2000, and 1999, respectively. The fair value is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected volatility	34.1%	40.8%	37.2%
Risk-free interest rate	5.9%	5.9%	4.6%
Expected lives	5 years	5 years	5 years
Dividend yield	0.0%	0.0%	0.0%

    The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants.

(a)
1983, 1992, and 1998 Employee Incentive Stock Option Plans

    In accordance with the Incentive Stock Option Plans adopted in October 1983, November 1992, and October 1998, options to purchase approximately 40.2 million shares of Company common stock may be granted to officers, directors, and eligible employees, as defined. Options are granted at the market value of the underlying common stock on the date of grant, are exercisable beginning one to two years from the date of grant, with various vesting periods, and expire 10 years from the date of grant.

    In October 1993, the 1983 Incentive Stock Option Plan expired. Consequently, no options were granted under that plan subsequent to fiscal 1993. Options granted prior to the expiration of this plan remain exercisable through April 2003.

F–22

    Transactions during fiscal 2001, 2000, and 1999 were as follows (in thousands, except option prices):

	Number of Company Options			Weighted Average Share Exericise Price
	2001	2000	1999	2001	2000	1999
Options outstanding at beginning of year	11,997	13,342	14,664	$13.03	$11.58	$9.62
Granted	2,808	2,508	2,913	26.96	16.13	17.77
Exercised	(3,373)	(3,229)	(3,003)	11.01	9.28	8.67
Forfeited	(673)	(624)	(1,232)	19.18	13.79	10.69

Options outstanding at end of year	10,759	11,997	13,342	$16.91	$13.03	$11.58

Options exercisable at end of year	4,788	5,502	6,348	$11.64	$10.53	$10.65
	Options Outstanding
		Weighted average remaining contractual life (years)		Options Exercisable
Range of exercise prices	Number of options		Weighted average exercise price	Number of options	Weighted average exercise price
$7.42-$11.25	2,875	4.94	$8.99	2,823	$8.98
$11.58-$17.89	5,240	6.82	16.21	1,958	15.46
$18.67-$26.96	2,644	9.36	26.91	7	18.67

	10,759	6.94	$16.91	4,788	$11.64

(b)
1991 and 1999 Non-Employee Stock Option Plans

    In accordance with the Stock Option Plan for Non-Employee Directors and Consultants adopted in May 1991, options to purchase 881,250 shares of Company common stock were authorized for grant. In fiscal 2000, the 1991 Stock Option Plan for Non-Employee Directors and Consultants was replaced by the 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants which authorized the issuance of up to 450,000 shares of Company common stock. The authority to issue the remaining stock options under the 1991 Stock Option Plan for Non-Employee Directors and Consultants has been terminated. Options are granted at the market value of the underlying common stock on the date of grant, vest one-third each year beginning two years from the date of grant, and expire 10 years from the date of grant.

    Transactions during fiscal 2001, 2000, and 1999 were as follows (in thousands, except option prices):

	Number of Company Options			Weighted Average Share Exercise Price
	2001	2000	1999	2001	2000	1999
Options outstanding at beginning of year	468	521	346	$11.65	$11.42	$11.01
Granted	38	9	274	23.96	15.67	11.31
Exercised	(155)	(62)	(69)	9.44	10.32	10.06
Forfeited	—	—	(30)	—	—	8.72

Options outstanding at end of year	351	468	521	$13.96	$11.65	$11.42

Options exercisable at end of year	208	278	287	$11.71	$10.23	$10.31

    At June 27, 2001, the range of exercise prices for options outstanding was $8.33 to $23.96 with a weighted average remaining contractual life of 6.27 years.

F–23

(c)
On The Border 1989 Stock Option Plan

    In accordance with the Stock Option Plan for On The Border employees, options to purchase 550,000 shares of On The Border's preacquisition common stock were authorized for grant. Effective May 18, 1994, the 376,000 unexercised On The Border stock options became exercisable immediately in accordance with the provisions of the Stock Option Plan, and were converted to approximately 186,000 Company stock options and expire 10 years from the date of original grant. At June 27, 2001, there were approximately 38,000 options exercisable and outstanding at exercise prices ranging from $11.66 to $13.18 with a weighted average remaining contractual life of 2.17 years.

9.  SHAREHOLDERS' EQUITY

(a)
Stockholder Protection Rights Plan

    The Company maintains a Stockholder Protection Rights Plan (the "Plan"). Upon implementation of the Plan, the Company declared a dividend of one right on each outstanding share of common stock. The rights are evidenced by the common stock certificates, automatically trade with the common stock, and are not exercisable until it is announced that a person or group has become an Acquiring Person, as defined in the Plan. Thereafter, separate rights certificates will be distributed and each right (other than rights beneficially owned by any Acquiring Person) will entitle, among other things, its holder to purchase, for an exercise price of $40, a number of shares of Company common stock having a market value of twice the exercise price. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the date of the announcement that a person or group has become an Acquiring Person.

(b)
Preferred Stock

    The Company's Board of Directors is authorized to provide for the issuance of 1,000,000 preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 27, 2001, no preferred shares were issued.

(c)
Treasury Stock

    During fiscal 1998, the Company's Board of Directors approved a plan to repurchase up to $50.0 million of the Company's common stock. During fiscal 1999 and fiscal 2000, the Board of Directors authorized increases in the plan by an additional $35.0 million and $125.0 million, respectively. Currently, approximately 10,979,000 shares have been repurchased for approximately $191.5 million. The repurchased common stock was or will be used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

(d)
Restricted Stock

    Pursuant to shareholder approval in November 1999, the Company implemented the Executive Long-Term Incentive Plan for certain key employees, one component of which is the award of restricted common stock. During fiscal 2001 and 2000, respectively, approximately 57,000 and 337,000 shares of restricted common stock were awarded, the majority of which vests over a three-year period. Of these awards, approximately 80,000 shares vested and 46,000 shares were forfeited in fiscal 2001, and approximately 9,000 shares were forfeited in fiscal 2000. Unearned compensation was recorded as a separate component of shareholders' equity at the date of the award based on the market value of the shares and is being amortized to compensation expense over the vesting period.

F–24

(e)
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

10. SAVINGS PLANS

    The Company sponsors a qualified defined contribution retirement plan ("Plan I") covering salaried and hourly employees who have completed one year of service and have attained the age of twenty-one. Plan I allows eligible employees to defer receipt of up to 20% of their compensation and 100% of their eligible bonuses, as defined in the plan, and contribute such amounts to various investment funds. The Company matches in Company common stock 25% of the first 5% a salaried employee contributes. Hourly employees do not receive matching contributions. Employee contributions vest immediately while Company contributions vest 25% annually beginning on the participant's second anniversary of employment. In fiscal 2001, 2000, and 1999, the Company contributed approximately $788,000, $731,000, and $688,000, respectively.

    The Company sponsors a non-qualified defined contribution retirement plan ("Plan II") covering highly compensated employees, as defined in the plan. Plan II allows eligible employees to defer receipt of up to 20% of their base compensation and 100% of their eligible bonuses, as defined in the plan. The Company matches in Company common stock 25% of the first 5% a non-officer contributes while officers' contributions are matched at the same rate with cash. Employee contributions vest immediately while Company contributions vest 25% annually beginning on the participant's second anniversary of employment. In fiscal 2001, 2000, and 1999, the Company contributed approximately $655,000, $543,000, and $381,000, respectively. At the inception of Plan II, the Company established a Rabbi Trust to fund Plan II obligations. The market value of the trust assets is included in other assets and the liability to Plan II participants is included in other liabilities.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows (in thousands):

	2001	2000	1999
Interest, net of amounts capitalized	$8,904	$10,192	$9,531
Income taxes, net of refunds	68,597	36,646	39,618

    Non-cash investing and financing activities are as follows (in thousands):

	2001	2000	1999
Tax benefit from stock options exercised	$19,430	$10,837	$9,879
Restricted common stock issued, net of forfeitures	371	5,181	—
Change in fair value of interest rate swaps and debt	2,867	—	—
Change in fair value of forward rate agreements	895	—	—

F–25

    During 2001, the Company purchased certain assets and assumed certain liabilities in connection with the acquisition of restaurants. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

Property, plant and equipment acquired	$90,242
Goodwill	69,357
Other assets acquired	5,322
Equity method investment eliminated	(20,833)
Mortgage obligations assumed	(40,873)
Other liabilities assumed	(10,948)

Net cash paid	$92,267

12. RELATED PARTY TRANSACTION

    The Company has secured notes receivable from Eatzi's Corporation ("Eatzi's") with a carrying value of approximately $20.6 million and $21.6 million at June 27, 2001 and June 28, 2000, respectively. Approximately $6.0 million of the notes receivable is convertible into nonvoting Series A Preferred Stock of Eatzi's at the option of the Company and matures on December 28, 2006. The remaining note receivable matures on September 28, 2005.

    Interest on the convertible note receivable is 10.5% per year with payments due beginning June 28, 2000 and continuing on a quarterly basis until the principal balance and all accrued and unpaid interest have been paid in full. In accordance with the terms of the note, Eatzi's elected to pay the interest due on June 28, 2000 by issuing approximately 973,000 shares of its nonvoting Series A Preferred Stock in lieu of making a cash payment of $652,000. Interest on the remaining notes receivable balance is prime rate plus 1.5% per year with payments due beginning September 28, 2000 and continuing on a quarterly basis until the principal balance and all accrued and unpaid interest have been paid in full. The notes receivable are included in other assets in the accompanying consolidated balance sheets. In addition, the Company sold a portion of its equity interest in Eatzi's effective June 30, 1999.

    During fiscal 2001, certain scheduled payments were not made. The Company is currently in negotiations with Eatzi's to extend the repayment period and expects to collect all amounts due under the agreement.

13. CONTINGENCIES

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

F–26

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2001 and 2000 (in thousands, except per share amounts):

	Fiscal Year 2001 Quarters Ended
	Sept. 27	Dec. 27	March 28	June 27
Revenues	$589,283	$583,263	$626,007	$675,103
Income before provision for income taxes	54,311	49,714	53,801	64,101
Net income	35,194	32,215	34,863	42,876
Basic net income per share	0.36	0.33	0.35	0.43
Diluted net income per share	0.35	0.32	0.34	0.42
Basic weighted average shares outstanding	98,753	98,497	99,450	99,800
Diluted weighted average shares outstanding	101,570	101,718	102,498	102,577
	Fiscal Year 2000 Quarters Ended
	Sept. 29	Dec. 29	March 29	June 28
Revenues	$511,033	$520,900	$551,191	$576,713
Income before provision for income taxes	41,510	38,931	44,275	56,826
Net income	27,106	25,422	28,602	36,710
Basic net income per share	0.27	0.26	0.29	0.37
Diluted net income per share	0.27	0.25	0.29	0.36
Basic weighted average shares outstanding	98,678	98,064	97,898	99,050
Diluted weighted average shares outstanding	101,657	100,464	100,220	102,003

15. SUBSEQUENT EVENTS

    In July 2001, the Company announced that it has formed a partnership with Rockfish, a privately held, Dallas based restaurant company with eight locations currently in operation. The Company made a $12.3 million capital contribution to Rockfish in exchange for an approximately 40% ownership interest in the legal entities owning and developing the restaurant concept.

    In July 2001, the Company entered into an asset purchase agreement with its franchise partner, Sydran Group, LLC, and Sydran Food Services III, L.P. to acquire 39 Chili's for approximately $55.5 million. The acquisition is expected to be completed in the fall of 2001.

    In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the Company's total share repurchase program to $310.0 million.

F–27

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Brinker International, Inc.:

    We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 27, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brinker International, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in fiscal 1999.

                      KPMG LLP

Dallas, Texas
July 31, 2001, except for Note 15,
    as to which the date is August 31, 2001

F–28

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To Our Shareholders:

    Management is responsible for the reliability of the consolidated financial statements and related notes, which have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based upon our estimate and judgments, as required. The consolidated financial statements have been audited and reported on by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that the representations made to the independent auditors were valid and appropriate.

    The Company maintains a system of internal controls over financial reporting designed to provide reasonable assurance of the reliability of the consolidated financial statements. The Company's internal audit function monitors and reports on the adequacy of the compliance with the internal control system and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, which is comprised solely of outside directors, provides oversight to the financial reporting process through periodic meetings with our independent auditors, internal auditors, and management. Both our independent auditors and internal auditors have free access to the Audit Committee. Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of and for the year ended June 27, 2001 provide reasonable assurance that the consolidated financial statements are reliable.

RONALD A. MCDOUGALL
Chairman and Chief Executive Officer

CHARLES M. SONSTEBY
Executive Vice President and Chief Financial Officer

F–29

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION INFORMATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS
  EXHIBIT 13
BRINKER INTERNATIONAL, INC. SELECTED FINANCIAL DATA (In thousands, except per share amounts and number of restaurants)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BRINKER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
BRINKER INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
BRINKER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands)
BRINKER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS