Form 10-Q
period 2001-09-26
BRINKER INTERNATIONAL INC
filed 2001-11-13
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended September 26, 2001

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

Yes   X   No

Number of shares of common stock of registrant outstanding at September 26, 2001: 98,212,258



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets -
           September 26, 2001 (Unaudited) and June 27, 2001          3

        Consolidated Statements of Income
           (Unaudited) - Thirteen-week periods ended
           September 26, 2001 and September 27, 2000                 4

        Consolidated Statements of Cash Flows
           (Unaudited) - Thirteen-week periods ended
           September 26, 2001 and September 27, 2000                 5

        Notes to Consolidated
           Financial Statements (Unaudited)                      6 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    10 - 14

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                     14

Part II -  Other Information                                        17

     Item 6.  Exhibits and Reports on Form 8-K

        Signatures



PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BRINKER INTERNATIONAL, INC.
                     Consolidated Balance Sheets
         (In thousands, except share and per share amounts)

                                               September 26,     June 27,
                                                   2001            2001
                                               (Unaudited)


ASSETS
Current Assets:
 Cash and cash equivalents                     $   13,921         $   13,312
 Accounts receivable                               29,031             31,438
 Inventories                                       26,130             27,351
 Prepaid expenses                                  58,014             55,809
 Deferred income taxes                              6,452              7,295
 Other                                                  -              2,000
   Total current assets                            133,548            137,205
Property and Equipment, at Cost:
 Land                                             204,612            201,013
 Buildings and leasehold improvements             931,900            898,133
 Furniture and equipment                          502,658            478,847
 Construction-in-progress                          58,458             70,051
                                                1,697,628          1,648,044
Less accumulated depreciation and
   amortization                                  (589,452)          (563,320)
  Net property and equipment                    1,108,176          1,084,724
Other Assets:
 Goodwill, net                                    141,080            138,127
 Other                                             91,472             82,245
  Total other assets                              232,522            220,372
  Total assets                                 $1,474,276         $1,442,301

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt     $      17,635         $   17,635
 Accounts payable                                  95,548             89,436
 Accrued liabilities                              124,966            134,420
   Total current liabilities                      238,149            241,491
Long-term debt, less current installments         264,806            236,060
Deferred income taxes                              14,503             12,502
Other liabilities                                  53,118             51,961


Shareholders' Equity:
 Common stock - 250,000,000 authorized shares;
  $0.10 par value; 117,500,054 shares issued
  and 98,212,258 shares outstanding at
  September 26, 2001, and 117,501,080 shares
  issued and 99,509,455 shares outstanding
  at June 27, 2001                                 11,750            11,750
 Additional paid-in capital                       315,363           314,867
 Retained earnings                                841,622           801,988
                                                1,168,735         1,128,605
 Less:
 Treasury stock, at cost (19,287,796 shares at
 September 26, 2001 and 17,991,625 shares at
 June 27, 2001                                   (261,366)         (225,334)
 Accumulated other comprehensive loss                (551)             (895)
 Unearned compensation                             (3,118)           (2,089)
  Total shareholders' equity                      903,700           900,287
  Total liabilities and shareholders' equity   $1,474,276        $1,442,301

See accompanying notes to consolidated financial statements.

                     BRINKER INTERNATIONAL, INC.
                  Consolidated Statements of Income
              (In thousands, except per share amounts)
                             (Unaudited)

                                           Thirteen-Week Periods Ended
                                         September 26,        September 27,
                                             2001                 2000
Revenues                                  $ 690,547            $ 589,283

Operating Costs and Expenses:
 Cost of sales                              185,824              156,407
 Restaurant expenses                        385,612              326,129
 Depreciation and amortization               28,186               23,430
 General and administrative                  27,559               27,211
   Total operating costs and expenses       627,181              533,177

Operating income                             63,366               56,106

Interest expense                              3,784                1,396
Other, net                                   (1,113)                 399
Income before provision for
 income taxes                                60,695               54,311

Provision for income taxes                   21,061               19,117

   Net income                             $  39,634             $ 35,194



Basic net income per share                $    0.40             $   0.36


Diluted net income per share              $    0.39             $   0.35


Basic weighted average
 shares outstanding                          98,963               98,753

Diluted weighted average
 shares outstanding                         101,572              101,570


See accompanying notes to consolidated financial statements.

                    BRINKER INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows
                           (In thousands)
                            (Unaudited)

                                                  Thirteen-Week Periods Ended
                                                 September 26,        September 27,
                                                     2001                2000
Cash Flows from Operating Activities:
Net income                                         $  39,634            $  35,194
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       28,186               23,430
  Amortization of unearned compensation                  348                  413
  Deferred income taxes                                2,844                2,579
  Changes in assets and liabilities, excluding
    effects of acquisitions:
     Receivables                                       4,149               (3,156)
     Inventories                                       1,263                 (262)
     Prepaid expenses                                   (519)               2,275
     Other assets                                      5,467                   96
     Accounts payable                                  6,400                9,671
     Accrued liabilities                              (8,551)              (5,921)
     Other liabilities                                 1,157                2,153
     Net cash provided by operating activities        80,378               66,472

Cash Flows from Investing Activities:
Payments for property and equipment                  (49,162)             (42,288)
Payment for purchase of restaurants                   (6,580)                   -
Investment in equity method investee                 (12,250)                   -
Net advances to affiliates                              (675)                   -
     Net cash used in investing activities           (68,667)             (42,288)

Cash Flows from Financing Activities:
Net borrowings (payments) on credit facilities        26,788               (4,199)
Proceeds from issuances of treasury stock              1,849                5,377
Purchases of treasury stock                          (39,739)             (25,391)
     Net cash used in financing activities           (11,102)             (24,213)

Net change in cash and cash equivalents                  609                  (29)
Cash and cash equivalents at beginning of year        13,312               12,343
Cash and cash equivalents at end of year           $  13,921             $ 12,314

See accompanying notes to consolidated financial statements.

                         BRINKER INTERNATIONAL, INC.
                Notes to Consolidated Financial Statements
                               (Unaudited)


1.  Basis of Presentation

   The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 26, 2001 and June 27, 2001 and for the thirteen-week periods ended September 26, 2001 and September 27, 2000, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl. In addition, the Company is involved in the ownership and has been involved in the development of the Eatzi's Market and Bakery ("Eatzi's") concept. On July 12, 2001, the Company acquired an approximately 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

   The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the June 27, 2001 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

   Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2002 classifications. These reclassifications have no effect on the Company's net income or financial position as previously reported.

2. Business Combinations

  Effective June 28, 2001, the Company acquired from its franchise partner, Hal Smith Restaurant Group, three On The Border restaurants for approximately $6.6 million. The acquisition was accounted for as a purchase. Goodwill of approximately $2.9 million was recorded in connection with the acquisition. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

3. Investment in Unconsolidated Entities

   Effective July 12, 2001, the Company formed a partnership with Rockfish, a privately held Dallas-based restaurant company with nine locations currently in operation. The Company made a $12.3 million capital contribution to Rockfish in exchange for an approximately 40% ownership interest in the legal entities owning and developing the restaurant concept.

4. Goodwill and Other Intangibles

   The Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. No such impairment losses were recorded upon the initial adoption of SFAS 142.

   Intangible assets subject to amortization under SFAS No. 142 consist primarily of intellectual property rights. Amortization expense is calculated using the straight-line method over their estimated useful lives of 15 to 25 years. Intangible assets not subject to amortization consist primarily of reacquired development rights.

  The gross carrying amount of intellectual property rights subject to amortization totaled $6.4 million at September 26, 2001 and
June   27,  2001.   Accumulated  amortization  related  to   these
intangible assets totaled approximately $1.0 million and  $960,000
at  September  26,  2001  and June 27,  2001,  respectively.   The
carrying amount of reacquired development rights not subject to amortization totaled $4.4 million at September 26, 2001 and June 27, 2001.

   The changes in the carrying amount of goodwill for the quarter ended September 26, 2001 are as follows (in thousands):

   Balance, June 27, 2001                         $ 138,127
      Goodwill acquired during the period             2,953
   Balance, September 26, 2001                    $ 141,080

   The pro forma effects of the adoption of SFAS No. 142 on net income is as follows (in thousands, net of taxes):

                                  Thirteen-Week Periods Ended
                                  Sept. 26,        Sept. 27,
                                     2001             2000
   Net income, as reported        $ 39,634          $ 35,194
      Intangible amortization            -               457
   Net income, pro forma          $ 39,634          $ 35,651


   The adoption of SFAS No. 142 did not have a material effect on basic and diluted earnings per share as of September 27, 2000.

5.  Shareholders' Equity

  In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the Company's total share repurchase program to $310.0 million. Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 1,574,000 shares of its common stock for $39.7 million during the first quarter of fiscal 2002, resulting in a cumulative repurchase total of approximately 12.6 million shares of its common stock for $231.2 million. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of shareholders' equity.

6. Supplemental Cash Flow Information

  Cash paid for interest and income taxes is as follows (in thousands):

                                              Sept. 26,    Sept. 27,
                                                2001         2000
Interest, net of amounts capitalized           $ 2,880      $   662
Income taxes, net of refunds                     1,860        6,853

  Non-cash investing and financing activities are as follows (in thousands):

                                              Sept. 26,    Sept. 27,
                                                2001         2000

Restricted common stock issued, net of
forfeitures                                    $ 2,354      $ 1,028
Change in fair value of interest rate swaps
and debt                                         1,958            -
Change in fair value of forward rate
agreements                                        (344)           -

   During the first quarter of fiscal 2002, the Company purchased certain assets and assumed certain liabilities in connection with the acquisition of restaurants. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

Property, plant and equipment acquired                $ 3,858
Goodwill                                                2,953
Liabilities assumed                                      (231)
   Net cash paid                                      $ 6,580


7. Subsequent Events

  In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures ("Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs. The Debentures require no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum. Each $1,000 face amount bond is convertible into 18.08 shares of the Company's common stock contingent upon certain market price conditions and other circumstances. In addition, the Debentures are redeemable at the Company's option on October 10, 2004, and the holders of the bonds may require the Company to repurchase the Debentures on October 10, 2003, 2005, 2011 or 2016, and in certain other circumstances. The Company intends to use the net proceeds of the offering for
repayment   or   retirement  of  existing   indebtedness,   future
acquisitions,  purchases of outstanding  common  stock  under  the
Company's   stock  repurchase  plan  and  for  general   corporate
purposes.

   During October 2001, the Company repurchased approximately 1.6 million shares of common stock under its stock repurchase plan for approximately $37.4 million.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                        Thirteen-Week Periods Ended
                                           Sept. 26,   Sept. 27,
                                              2001      2000
Revenues                                     100.0 %     100.0 %
  Operating Costs and Expenses:
   Cost of sales                              26.9 %      26.5 %
   Restaurant expenses                        55.8 %      55.3 %
 Depreciation and amortization                 4.1 %       4.0 %
 General and administrative                    4.0 %       4.6 %
     Total operating costs and expenses       90.8 %      90.4 %

Operating income                               9.2 %       9.6 %

Interest expense                               0.5 %       0.2 %
Other, net                                    (0.1)%       0.1 %

Income before provision for income taxes       8.8 %       9.3 %
Provision for income taxes                     3.1 %       3.3 %

  Net income                                   5.7 %       6.0 %


   The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                                                    Total Open at End of
                        First Quarter Openings         First Quarter
                         Fiscal      Fiscal           Fiscal       Fiscal
                          2002        2001             2002         2001
Chili's:
  Company-owned              9           7              551          473
  Franchised                 6           8              213          226
     Total                  15          15              764          699

Macaroni Grill:
  Company-owned              3           4              162          149
  Franchised                 -           -                6            4
     Total                   3           4              168          153

On The Border:
  Company-owned              2           1              104           83
  Franchised                 -           1               20           28
     Total                   2           2              124          111

Corner Bakery:
  Company-owned              4           1               66           57
  Franchised                 -           -                2            1
     Total                   4           1               68           58

Cozymel's                    -           -               14           13

Maggiano's                   1           1               15           13

Big Bowl                     -           -                9            6

Eatzi's                      -           -                4            4

Wildfire                     -           -                -            3

Rockfish                     -           -                8            -

     Grand Total            25          23            1,174        1,060


REVENUES

  Revenues for the first quarter of fiscal 2002 increased to $690.5 million, 17.2% over the $589.3 million generated for the same quarter of fiscal 2001. The increase is primarily attributable to a net increase of 133 company-owned restaurants since September 27, 2000 and an increase in comparable store sales for the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001. The Company increased its capacity (as measured in sales weeks) for the first quarter of fiscal 2002 by 16.6% compared to the respective prior year period. Comparable store sales increased 0.5% for the first quarter compared to the same quarter of fiscal 2001. Menu prices in the aggregate increased 2.2% in fiscal 2002 as compared to fiscal 2001.

COSTS AND EXPENSES (as a Percent of Revenues)

   Cost of sales increased for the first quarter of fiscal 2002 as compared to the same quarter of fiscal 2001 due to product mix changes to menu items with higher percentage food costs and unfavorable commodity price variances for beef, seafood and dairy and cheese, which were partially offset by menu price increases and favorable commodity price variances for beverages and other items.

  Restaurant expenses increased for the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Utility costs and preopening costs were higher than in the prior year, but were partially offset by increased sales leverage, improvements in labor productivity, and menu price increases year-over-year.

   Depreciation and amortization increased for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Depreciation and amortization increases resulted from increases in depreciation and amortization related to new unit construction, ongoing remodel costs and restaurants acquired during fiscal 2001. These increases were partially offset by increased sales leverage, a declining depreciable asset base for older units, utilization of equipment leasing facilities, and the elimination of goodwill amortization in accordance with SFAS 142.

  General and administrative expenses decreased for the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and increased sales leverage resulting from acquisitions.

   Interest expense increased for the first quarter of fiscal 2002 compared with the same quarter of fiscal 2001 as a result of increased average borrowings on the Company's credit facilities primarily related to restaurants acquired and the continued repurchase of the Company's common stock. These increases were partially offset by a decrease in interest expense on senior notes due to the scheduled repayment made in April 2001, decreases in the average interest rates on the credit facilities, and an increase in interest capitalization.

   Other, net decreased for the first quarter of fiscal 2002 as compared to the same quarter of fiscal 2001 due to reduced equity losses related to the Company's share in equity method investees and a gain on the sale of property.

INCOME TAXES

   The Company's effective income tax rate decreased to 34.7% from 35.2% for the first quarter of fiscal 2002. The decrease is primarily due to the elimination of goodwill amortization in accordance with SFAS 142.

NET INCOME AND NET INCOME PER SHARE

  Net income and diluted net income per share for the first quarter of fiscal 2002 increased 12.6% and 11.4%, respectively, compared to the respective periods of fiscal 2001. The increase in both net income and diluted net income per share was primarily due to increasing revenues driven by increases in comparable store sales, sales weeks, and menu prices and decreases in general and administrative expenses, partially offset by increases in cost of sales and restaurant expenses as a percent of revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The working capital deficit increased from $104.3 million at June 27, 2001 to $104.6 million at September 26, 2001. Net cash provided by operating activities increased to $80.4 million for the first quarter of fiscal 2002 from $66.5 million during the same quarter in fiscal 2001 due to increased profitability, partially offset by the timing of operational receipts and payments.

  Long-term debt outstanding at September 26, 2001 consisted of $61.9 million of unsecured senior notes ($57.1 million principal plus $4.8 million representing the effect of changes in interest rates on the fair value of the debt), $45.1 million in assumed debt related to the acquisition of restaurants from a former franchise partner ($40.1 million principal plus $5.0 million representing a debt premium), $174.1 million of borrowings on credit facilities, and obligations under capital leases. The Company has credit facilities totaling $345.0 million. At September 26, 2001, the
Company   had  $170.9  million  in  available  funds   from   these
facilities.

  In October 2001, the Company issued $431.7 million of zero coupon convertible debentures and received proceeds totaling approximately $250.0 million. The Company intends to use the proceeds for repayment or retirement of existing indebtedness, future acquisitions, purchases of outstanding common stock under the Company's stock repurchase plan and for general corporate purposes.

   On July 12, 2001, the Company made a $12.3 million capital contribution to Rockfish in exchange for an approximately 40% ownership interest in the legal entities owning and developing Rockfish. The Company financed this acquisition through existing credit facilities and cash provided by operations.

   As of September 26, 2001, $16.2 million of the Company's $25.0 million equipment leasing facility and $43.5 million of the Company's $75.0 million real estate leasing facility had been utilized. The unused portion of the real estate leasing facility will be used to lease real estate through fiscal year 2003.

   Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $49.2 million for the first quarter of fiscal 2002 compared to $42.3 million for the same quarter of fiscal 2001. The increase is due primarily to an increase in the number of new store openings. The Company estimates that its capital expenditures, net of amounts expected to be funded under leasing facilities, during the second quarter of fiscal 2002 will approximate $59.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

   In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the Company's total share repurchase program to $310.0 million. Pursuant to the Company's stock repurchase plan, approximately 1,574,000 shares of its common stock were repurchased for $39.7 million during the first quarter of fiscal 2002. As of September 26, 2001, approximately 12.6 million shares had been repurchased for $231.2 million under the stock repurchase plan. During October 2001, the Company repurchased an additional 1.6 million shares of common stock under the repurchase plan for approximately $37.4 million. The repurchased common stock was or will be used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations, drawdowns on its available credit facilities and the issuance of the Debentures.

   The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and from its strong internal cash generating capabilities to adequately manage the expansion of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in the quantitative and qualitative market risks of the Company since the prior reporting period.

FORWARD-LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-
looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the
Company.    Such  forward-looking  statements  involve  risks   and
uncertainties  that  may  cause the  Company's  or  the  restaurant industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes,"
"anticipates,"  "estimates,"  "predicts,"  "expects"  and   similar
expressions  that  convey  the  uncertainty  of  future  events  or
outcomes.   An  expanded discussion of some of these  risk  factors
follows.

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

   The Company's success depends in part on its ability to absorb increases in utility costs. Various regions of the United States in which the Company operates multiple restaurants, particularly California, experienced significant increases in utility prices. If these increases continue, there will be an adverse effect on the Company's profitability.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on FORM 8-K
(a)  Exhibits

  4. Instruments Defining the Rights of Security Holders, Including
Debentures.

     Indenture, dated as of October 10, 2001, between the Company and SunTrust Bank, as Trustee.





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRINKER INTERNATIONAL, INC.


Date:  November 13, 2001        By:_________________________________
                                   Ronald A. McDougall, Chairman and
                                   Chief Executive Officer




Date:  November 13, 2001        By:_________________________________
                                   Charles M. Sonsteby,
                                   Executive Vice President and Chief
                                   Financial Officer
                                  (Principal Financial and Accounting
                                   Officer)