Form 10-Q
period 2001-12-26
BRINKER INTERNATIONAL INC
filed 2002-02-11
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended December 26, 2001

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

Yes   X   No

Number of shares of common stock of registrant outstanding at December 26, 2001: 97,222,792



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets -
           December 26, 2001 (Unaudited) and June 27, 2001       3

        Consolidated Statements of Income
           (Unaudited) - Thirteen-week and twenty-six week
           periods ended December 26, 2001 and
           December 27, 2000                                     4

        Consolidated Statements of Cash Flows
           (Unaudited) - Twenty-six week periods ended
           December 26, 2001 and December 27, 2000               5

        Notes to Consolidated
           Financial Statements (Unaudited)                  6 - 9

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  10 - 14

     Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                   15

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of
            Security Holders                                    18

     Item 6.  Exhibits and Reports on Form 8-K                  18

        Signatures                                              19



PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BRINKER INTERNATIONAL, INC.
                     Consolidated Balance Sheets
              (In thousands, except per share amounts)

                                                  December 26,         June 27,
                                                    2001                2001
                                                  (Unaudited)


ASSETS
Current Assets:
 Cash and cash equivalents                        $   40,757          $   13,312
 Accounts receivable                                  33,328              31,438
 Inventories                                          27,070              27,351
 Prepaid expenses                                     61,201              55,809
 Deferred income taxes                                12,812               7,295
 Other                                                     -               2,000
  Total current assets                               175,168             137,205
Property and Equipment, at Cost:
 Land                                                209,381             201,013
 Buildings and leasehold improvements                987,350             898,133
 Furniture and equipment                             541,924             478,847
 Construction-in-progress                             53,030              70,051
                                                   1,791,685           1,648,044
 Less accumulated depreciation and                  (617,098)           (563,320)
   amortization
  Net property and equipment                       1,174,587           1,084,724
Other Assets:
 Goodwill, net                                       193,899             138,127
 Other                                                95,066              82,245
  Total other assets                                 288,965             220,372
  Total assets                                    $1,638,720          $1,442,301

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt           $    17,635         $   17,635
 Accounts payable                                     103,828             89,436
 Accrued liabilities                                  167,875            134,420
   Total current liabilities                          289,338            241,491
Long-term debt, less current installments             375,458            236,060
Deferred income taxes                                  16,244             12,502
Other liabilities                                      53,477             51,961

Shareholders' Equity:
 Common stock - 250,000,000 authorized shares; $0.10
  par value; 117,500,054 shares issued and
  97,222,792 shares outstanding at December 26,
  2001, and 117,501,080 shares issued and
  99,509,455 shares outstanding at June 27, 2001       11,750             11,750
 Additional paid-in capital                           313,754            314,867
 Retained earnings                                    876,258            801,988
                                                    1,201,762          1,128,605
 Less:
 Treasury stock, at cost (20,277,262 shares at
    December 26, 2001 and 17,991,625 shares at
     June 27, 2001)                                  (294,850)          (225,334)
 Accumulated other comprehensive loss                       -               (895)
 Unearned compensation                                 (2,709)            (2,089)
  Total shareholders' equity                          904,203            900,287
  Total liabilities and shareholders' equity       $1,638,720         $1,442,301

See accompanying notes to consolidated financial statements.


                       BRINKER INTERNATIONAL, INC.
                    Consolidated Statements of Income
                 (In thousands, except per share amounts)
                               (Unaudited)

                                 Thirteen-Week Periods Ended       Twenty-Six Week Periods Ended
                                 December 26,    December 27,       December 26,   December 27,
                                     2001           2000               2001            2000

Revenues                         $ 704,682       $ 583,263          $ 1,395,229    $ 1,172,546

Operating Costs and
Expenses:
 Cost of sales                     190,834         156,424              376,658        312,831
 Restaurant expenses               396,191         323,313              780,903        649,442
 Depreciation and                   30,151          24,322               58,337         47,752
   amortization
 General and administrative         30,688          26,698               58,247         53,909
   Total operating costs and
       expenses                    647,864         530,757            1,274,145      1,063,934

Operating income                    56,818          52,506              121,084        108,612

Interest expense                     2,837           2,278                6,621          3,674
Other, net                           1,021             514                  808            913

Income before provision for
 income taxes                       52,960          49,714              113,655        104,025

Provision for income taxes          18,324          17,499               39,385         36,617

   Net income                    $  34,636       $  32,215           $   74,270      $  67,408


Basic net income per share       $    0.35       $    0.33           $     0.76      $    0.68


Diluted net income per share     $    0.35       $    0.32           $     0.74      $    0.66



Basic weighted average
 shares outstanding                 97,718          98,497               98,366         98,571

Diluted weighted average
 shares outstanding                100,131         101,718              100,875        101,638


See accompanying notes to consolidated financial statements.


                    BRINKER INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows
                           (In thousands)
                            (Unaudited)

                                                    Twenty-Six Week Periods Ended
                                                    December 26,     December 27,
                                                         2001             2000

Cash Flows from Operating Activities:
Net income                                            $  74,270       $  67,408
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          58,337          47,752
  Amortization of deferred costs                          2,516             773
  Deferred income taxes                                   5,318           4,942
  Changes in assets and liabilities, excluding
    effects of acquisitions:
     Receivables                                         (4,426)         (5,769)
     Inventories                                            983            (264)
     Prepaid expenses                                    (1,052)          1,202
     Other assets                                         5,789          (3,354)
     Accounts payable                                    15,056          (2,875)
     Accrued liabilities                                 30,365          22,143
     Other liabilities                                    1,516           6,705
     Net cash provided by operating activities          188,672         138,663

Cash Flows from Investing Activities:
Payments for property and equipment                    (115,220)       (116,857)
Payments for purchases of restaurants                   (60,491)              -
Proceeds from sale of affiliate                           4,000               -
Investment in equity method investees                   (12,322)         (3,026)
Net advances to affiliates                                 (675)            325
     Net cash used in investing activities             (184,708)       (119,558)

Cash Flows from Financing Activities:
Net (payments) borrowings on credit facilities         (147,779)         18,020
Net proceeds from issuance of debt                      244,243               -
Proceeds from issuances of treasury stock                14,520          19,759
Purchases of treasury stock                             (87,503)        (33,558)
     Net cash provided by financing activities           23,481           4,221

Net change in cash and cash equivalents                  27,445          23,326
Cash and cash equivalents at beginning of year           13,312          12,343
Cash and cash equivalents at end of year             $   40,757       $  35,669

See accompanying notes to consolidated financial statements.


                         BRINKER INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                            (Unaudited)


1.  Basis of Presentation

  The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 26, 2001 and June 27, 2001 and for the thirteen-week and twenty-six week periods ended December 26, 2001 and December 27, 2000, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC").    The  Company  owns,  operates,  or  franchises   various
restaurant  concepts  under  the  names  of  Chili's  Grill  &   Bar
("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"),
Corner  Bakery Cafe ("Corner Bakery"), and Big Bowl.   In  addition,
the Company is involved in the ownership and has been involved in the development of the Eatzi's Market and Bakery ("Eatzi's") concept and owns an approximately 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

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

2.   Business Combinations

  In June 2001, the Company acquired from its franchise partner, Hal Smith Restaurant Group ("Hal Smith"), three On The Border restaurants for approximately $6.6 million. Goodwill of approximately $2.9 million was recorded in connection with the acquisition. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

  In November 2001, the Company acquired from its franchise partner, Sydran Group, LLC, and Sydran Food Services III, L.P. (collectively, "Sydran") 39 Chili's restaurants for approximately $53.9 million. As part of the acquisition, the Company assumed $35.5 million in capital lease obligations ($19.9 million principal plus $15.6 million representing a debt premium) and recorded goodwill totaling approximately $52.5 million. The operations of the restaurants are included in the Company's consolidated results of operations from the date of the acquisition. The results of operations on a pro forma basis are not presented separately as the results do not differ significantly from historical amounts reported herein.

3. Investment in Unconsolidated Entities

   Effective July 12, 2001, the Company formed a partnership with Rockfish, a privately held Dallas-based restaurant company with ten locations currently in operation. The Company made a $12.3 million capital contribution to Rockfish in exchange for an approximately 40% ownership interest in the legal entities owning and developing the restaurant concept.

4. Goodwill and Other Intangibles

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective June 28, 2001. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. No such impairment losses were recorded upon the initial adoption of SFAS 142.

  Intangible assets subject to amortization under SFAS No. 142 consist primarily of intellectual property rights. Amortization expense is calculated using the straight-line method over their estimated useful lives of 15 to 25 years. Intangible assets not subject to amortization consist primarily of reacquired development rights.

  The gross carrying amount of intellectual property rights subject to amortization totaled $6.4 million at December 26, 2001 and June 27,
2001.   Accumulated amortization related to these intangible  assets totaled approximately $1.1 million and $960,000 at December 26, 2001 and June 27, 2001, respectively. The carrying amount of reacquired development rights not subject to amortization totaled $4.4 million at December 26, 2001 and June 27, 2001.

   The changes in the carrying amount of goodwill for the twenty-six week period ended December 26, 2001 are as follows (in thousands):

   Balance, June 27, 2001                         $ 138,127
      Goodwill arising from acquisitions             55,473
      Other adjustments                                 299
   Balance, December 26, 2001                     $ 193,899

  The pro forma effects of the adoption of SFAS No. 142 on net income is as follows (in thousands, net of taxes):

                           13-Week Periods Ended     26-Week Periods Ended
                            Dec. 26,    Dec. 27,      Dec. 26,    Dec. 27,
                              2001        2000          2001        2000
   Net income, as reported  $ 34,636    $ 32,215      $ 74,270    $ 67,408
    Intangible amortization        -         457             -         915
   Net income, pro forma    $ 34,636    $ 32,672      $ 74,270    $ 68,323

   The adoption of SFAS No. 142 had no effect on basic and diluted earnings per share for the quarter ended December 27, 2000. Pro forma basic and diluted earnings per share for the twenty-six week period ended December 27, 2000 would have been $0.69 and $0.67, respectively, upon the adoption of SFAS No. 142.

5.   Debt

   In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures ("Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs. The Debentures require no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum. The Debentures are redeemable at the
Company's option on October 10, 2004, and the holders of the Debentures may require the Company to redeem the Debentures on October 10, 2003, 2005, 2011 or 2016, and in certain other circumstances. In addition, each Debenture is convertible into 18.08 shares of the Company's common stock if the stock's market price exceeds 120% of the carrying value of the Debentures at specified dates, the credit rating of the Debentures is reduced below certain levels, the Company exercises its option to redeem the Debentures or upon the occurrence of certain specified corporate transactions.

6.   Derivative Financial Instruments and Hedging Activities

  The Company entered into three additional interest rate swaps in the second quarter with a total notional value of $119.0 million at December 26, 2001. These fair value hedges change the fixed-rate interest on one of its real estate leasing facilities to variable-rate interest. Under the terms of the hedges (which expire in fiscal
2018), the Company pays monthly a variable rate based on LIBOR (1.93% at December 26, 2001) plus 1.26%. The Company receives monthly the fixed interest rate of 7.156% on the lease. The estimated fair value of these agreements at December 26, 2001 was a liability of
approximately  $1.4  million.   The  fair  value  hedges  were  fully
effective during the twenty-six week period ended December 26, 2001. Accordingly, the change in fair value of the swaps was recorded in other liabilities.

7. Shareholders' Equity

  In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the
Company's   total  share  repurchase  program  to  $310.0   million.
Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 3,555,000 shares of its common stock for $87.5 million during the first and second quarters of fiscal 2002, resulting in a cumulative repurchase total of approximately 14.5 million shares of its common stock for $279.0 million. The Company's stock repurchase plan is used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

8. Supplemental Cash Flow Information

  Cash paid for interest and income taxes is as follows (in thousands):

                                               Dec. 26,    Dec. 27,
                                                 2001        2000
Interest, net of amounts capitalized           $ 6,170     $ 4,650
Income taxes, net of refunds                    22,595      43,974

  Non-cash investing and financing activities are as follows (in thousands):

                                               Dec. 26,    Dec. 27,
                                                 2001        2000
Restricted common stock issued, net of
  forfeitures                                 $ 2,354       $   800
Increase in fair value of interest rate
  swaps and debt                                  409         2,177
Decrease in fair value of interest rate
  swaps on real estate leasing facility        (1,441)            -

   During the first and second quarters of fiscal 2002, the Company purchased certain assets and assumed certain liabilities in connection with the acquisition of restaurants. The fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

Property, plant and equipment acquired                $ 36,312
Other assets acquired                                    8,585
Goodwill                                                55,473
Capital lease obligations assumed                      (35,480)
Other liabilities assumed                               (4,399)
   Net cash paid                                      $ 60,491






Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                          13 Week Periods Ended     26 Week Periods Ended
                                          Dec. 26,     Dec. 27,       Dec. 26,   Dec. 27,
                                            2001         2000           2001       2000
Revenues                                   100.0 %      100.0 %         100.0 %   100.0 %
Operating Costs and Expenses:
 Cost of sales                              27.1 %       26.8 %          27.0 %    26.7 %
 Restaurant expenses                        56.2 %       55.4 %          56.0 %    55.4 %
 Depreciation and amortization               4.3 %        4.2 %           4.2 %     4.1 %
 General and administrative                  4.4 %        4.6 %           4.2 %     4.6 %
   Total operating costs and expenses       92.0 %       91.0 %          91.4 %    90.8 %

Operating income                             8.0 %        9.0 %           8.6 %     9.2 %

Interest expense                             0.4 %        0.4 %           0.5 %     0.3 %
Other, net                                   0.1 %        0.1 %             - %     0.1 %

Income before provision for income taxes     7.5 %        8.5 %           8.1 %     8.8 %
Provision for income taxes                   2.6 %        3.0 %           2.8 %     3.1 %

  Net income                                 4.9 %        5.5 %           5.3 %     5.7 %


   The following table details the number of restaurant openings during the second quarter and year-to-date and total restaurants open at the end of the second quarter.

                  Second Quarter        Year-to-Date         Total Open at End
                     Openings             Openings           Of Second Quarter
                Fiscal     Fiscal    Fiscal     Fiscal      Fiscal      Fiscal
                 2002       2001      2002       2001        2002        2001
Chili's:
  Company-owned    16          6        25         13         606         479
  Franchised        8         10        14         18         182         235
     Total         24         16        39         31         788         714

Macaroni Grill:
  Company-owned     4          2         7          6         166         151
  Franchised        -          2         -          2           6           6
     Total          4          4         7          8         172         157

On The Border:
  Company-owned     1          4         3          5         105          87
  Franchised        1          1         1          2          20          29
     Total          2          5         4          7         125         116

Corner Bakery:
  Company-owned     2          1         6          2          67          58
  Franchised        -          1         -          1           2           2
     Total          2          2         6          3          69          60

Cozymel's           -          -         -          -          14          13

Maggiano's          2          -         3          1          17          13

Big Bowl            -          -         -          -           9           6

Rockfish            2          -         2          -          10           -

Eatzi's             -          -         -          -           4           4

Wildfire            -          -         -          -           -           3

  Grand Total      36         27        61         50       1,208       1,086


REVENUES

  Revenues for the second quarter of fiscal 2002 increased to $704.7 million, 20.8% over the $583.3 million generated for the same quarter of fiscal 2001. Revenues for the twenty-six week period ended December 26, 2001 rose 19.0% to $1,395.2 million from the $1,172.5 million generated for the same period of fiscal 2001. The increases are primarily attributable to a net increase of 183 company-owned restaurants since December 27, 2000 and an increase in comparable store sales for the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 2002 by 19.9% and 18.3%, respectively, compared to the respective prior year periods. Comparable store sales increased 1.6% and 1.0% for the second quarter and year-to-
date,  respectively, from the same periods of  fiscal  2001.   Menu
prices in the aggregate increased 2.0% in fiscal 2002 as compared to fiscal 2001.

COSTS AND EXPENSES (as a Percent of Revenues)

  Cost of sales increased for the second quarter and year-to-date of fiscal 2002 as compared to the respective periods of fiscal 2001 due to product mix changes to menu items with higher percentage food costs, unfavorable commodity price variances for beef and dairy and cheese, and unfavorable purchase contracts for reacquired franchise restaurants, which were partially offset by menu price increases and favorable commodity price variances for seafood, produce and beverages.

  Restaurant expenses increased for the second quarter and year-to-date of fiscal 2002 compared to the respective periods of fiscal 2001. Utility costs and preopening costs were higher than in the prior year, but were partially offset by increased sales leverage, improvements in labor productivity, and menu price increases year-over-year.

  Depreciation and amortization increased for the second quarter and year-to-date of fiscal 2002 as compared to the respective periods of fiscal 2001. Depreciation and amortization increases resulted from new unit construction, ongoing remodel costs and restaurants
acquired  during  fiscal  2001  and  2002.   These  increases  were
partially   offset  by  increased  sales  leverage,   a   declining
depreciable asset base for older units, utilization of equipment leasing facilities, and the elimination of goodwill amortization in accordance with SFAS 142.

   General and administrative expenses decreased for the second quarter and year-to-date of fiscal 2002 compared to the respective periods of fiscal 2001 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and increased sales leverage resulting from new unit openings and acquisitions.

  Interest expense remained flat for the second quarter and increased for the first six months of fiscal 2002 compared with the respective periods of fiscal 2001 as a result of amortization of debt issuance costs and debt discounts on the Company's $431.7
million  convertible debt.   These increases were partially  offset
by a decrease in interest expense on senior notes due to the scheduled repayment made in April 2001, repayments on the credit facilities, and an increase in interest capitalization related to new restaurant construction activity.

  Other, net remained flat for the second quarter and decreased for the first six months of fiscal 2002 as compared to the respective periods of fiscal 2001 due to reduced equity losses related to the Company's share in equity method investees, partially offset by a decrease in the market value of the Company's savings plan investments.

INCOME TAXES

   The Company's effective income tax rate decreased to 34.6% from 35.2% for the second quarter of fiscal 2002 and to 34.7% from 35.2% year-to-date of fiscal 2002. The decrease is primarily due to the elimination of goodwill amortization in accordance with SFAS 142.

NET INCOME AND NET INCOME PER SHARE

  Net income for the second quarter and year-to-date of fiscal 2002 increased 7.5% and 10.2%, respectively, compared to the respective periods of fiscal 2001. Diluted net income per share increased for the second quarter and year-to-date of fiscal 2002 9.4% and 12.1%, respectively, compared to the respective periods of fiscal 2001. The increase in both net income and diluted net income per share was primarily due to increasing revenues driven by increases in sales weeks, comparable store sales, and menu prices and decreases in general and administrative expenses, partially offset by increases in cost of sales and restaurant expenses as a percent of revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The working capital deficit increased from $104.3 million at June 27, 2001 to $114.2 million at December 26, 2001. Net cash provided by operating activities increased to $188.7 million for the first six months of fiscal 2002 from $138.7 million during the same period in fiscal 2001 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

  Long-term debt outstanding at December 26, 2001 consisted of $251.5 million of zero coupon convertible debentures ($431.7 million principal less $180.2 million representing an unamortized debt discount), $60.4 million of unsecured senior notes ($57.1 million principal plus $3.3 million representing the effect of changes in interest rates on the fair value of the debt), $44.6 million in assumed debt related to the acquisition of restaurants from a former franchise partner ($39.7 million principal plus $4.9 million representing a debt premium), $35.5 million in assumed capital lease obligations related to the acquisition of restaurants from a former franchise partner ($19.9 million principal plus $15.6 million representing a debt premium), and other obligations under capital leases. The Company has credit facilities totaling $345.0
million.   At  December  26,  2001,  the  Company  had  no  amounts
outstanding on these facilities.

  In October 2001, the Company issued $431.7 million of zero coupon convertible debentures and received proceeds totaling approximately $250.0 million. The Company used the proceeds for repayment of existing indebtedness, restaurant acquisitions, purchases of outstanding common stock under the Company's stock repurchase plan and for general corporate purposes.

   On July 12, 2001, the Company made a $12.3 million capital contribution to Rockfish in exchange for an approximately 40% ownership interest in the legal entities owning and developing Rockfish. Additionally, in June and November 2001, the Company acquired three On the Border and 39 Chili's restaurants from its franchise partners Hal Smith and Sydran, respectively, for $60.5 million. The Company financed these acquisitions through existing credit facilities, the Debentures and cash provided by operations.

   As of December 26, 2001, $16.2 million of the Company's $25.0 million equipment leasing facility and $51.8 million of the Company's $75.0 million real estate leasing facility had been utilized. The Company plans to utilize the unused portion of the real estate leasing facility to lease real estate through June 2003.

   Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $115.2 million for the first six months of fiscal 2002 compared to $116.9 million for the same period of fiscal 2001. The decrease is due primarily to an increase in the amount of new restaurant expenditures funded by leasing facilities, partially offset by an increase in the number of new store openings. The Company estimates that its capital expenditures, net of amounts expected to be funded under leasing facilities, during the third quarter of fiscal 2002 will approximate $57.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the Company's total share repurchase program to $310.0 million. Pursuant to the Company's stock repurchase plan, approximately 3,555,000 shares of its common stock were repurchased for $87.5 million during the first and second quarters of fiscal 2002. As of December 26, 2001, approximately 14.5 million shares had been repurchased for $279.0 million under the stock repurchase plan. The Company repurchases common stock to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations, drawdowns on its available credit facilities and the issuance of the Debentures.

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

   The Company's success depends in part on its ability to absorb increases in utility costs. Various regions of the United States in which the Company operates multiple restaurants, particularly California, experienced significant increases in utility prices during the 2001 fiscal year. If these increases should recur, they will have an adverse effect on the Company's profitability.

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

   Unfavorable publicity relating to one or more of the Company's restaurants in a particular brand can taint public perception of the brand.

   Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since the Company depends heavily on the "Chili's" brand for a majority of its revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Company's business, results of operations and financial condition.

   Other risk factors may adversely affect the Company's financial performance.

  Other risk factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking
statements   include,  without  limitation,  changes  in   economic
conditions,  consumer  perceptions  of  food  safety,  changes   in
consumer   tastes,  governmental  monetary  policies,  changes   in
demographic trends, availability of employees, terrorist acts, and weather and other acts of God.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Proxy Statement dated September 25, 2001 for the Annual Meeting of Shareholders held on November 15, 2001, as filed with the Securities and Exchange Commission on September 25, 2001, is incorporated herein by reference.

(a) The Annual Meeting of Shareholders of the Company was held on November 15, 2001.

(b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

                                              Votes Against or
                               Votes For         Withheld

     Ronald A. McDougall       87,761,850        176,117
     Douglas H. Brooks         87,761,135        176,832
     Donald J. Carty           87,758,237        179,730
     Dan W. Cook, III          87,759,606        178,361
     Marvin J. Girouard        87,759,288        178,679
     Frederick S. Humphries    87,749,714        188,253
     Ronald Kirk               87,760,076        177,891
     Jeffrey A. Marcus         87,757,492        180,475
     James E. Oesterreicher    87,753,149        184,818
     Roger T. Staubach         87,762,903        175,064

(c) The following matter was also voted upon at the meeting and rejected by the shareholders:

(i) proposal regarding genetically engineered ingredients in food products

     Votes For                 7,780,470
     Votes Against            71,424,434
     Votes Abstained           3,059,953
     Broker Non-Votes          5,673,110


Item 6.  Exhibits and Reports on FORM 8-K
(a)  Exhibits

  4. Instruments Defining the Rights of Security Holders, Including
Debentures.

     Indenture, dated as of October 10, 2001, between the Company and SunTrust Bank, as Trustee, was filed as an exhibit to the quarterly report on Form 10-Q for the period ended September 26, 2001 and is incorporated herein by reference.

(b) Reports

A current report on Form 8-K, dated October 22, 2001, was filed with
the  Securities and Exchange Commission on October 22, 2001.   This
Form 8-K contained the text of a press release, dated September 10, 2001, announcing the Company's intent to issue $225,000,000 in senior convertible debentures.





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRINKER INTERNATIONAL, INC.


Date:  February 11, 2002        By:_________________________________
                                   Ronald A. McDougall, Chairman and
                                   Chief Executive Officer




Date:  February 11, 2002        By:__________________________________
                                   Charles M. Sonsteby,
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)