Form 10-Q
period 2002-03-27
BRINKER INTERNATIONAL INC
filed 2002-05-08
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



           For the Quarterly Period Ended March 27, 2002

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

Yes   X   No _____
Number of shares of common stock of registrant outstanding at March 27, 2002: 98,018,537



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets -
           March 27, 2002 (Unaudited) and June 27, 2001           3

        Consolidated Statements of Income
           (Unaudited) - Thirteen-week and thirty-nine
           week periods ended March 27, 2002 and
           March 28, 2001                                         4

        Consolidated Statements of Cash Flows
           (Unaudited) - Thirty-nine week periods ended
           March 27, 2002 and March 28, 2001                      5

        Notes to Consolidated
           Financial Statements (Unaudited)                  6 - 10

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   11 - 16

     Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                    16

Part II -  Other Information

     Item 1.  Legal Proceedings                                  18

     Item 6.  Exhibits and Reports on Form 8-K                   18

        Signatures                                               19





PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BRINKER INTERNATIONAL, INC.
                     Consolidated Balance Sheets
              (In thousands, except per share amounts)

                                                   March 27,           June 27,
                                                     2002                2001
                                                  (Unaudited)


ASSETS
Current Assets:
 Cash and cash equivalents                         $  23,127          $   13,312
 Accounts receivable                                  23,205              31,438
 Inventories                                          25,297              27,351
 Prepaid expenses and other                           61,752              57,809
 Deferred income taxes                                12,115               7,295
  Total current assets                               145,496             137,205
Property and Equipment, at Cost:
 Land                                                247,000             201,013
 Buildings and leasehold improvements              1,044,495             898,133
 Furniture and equipment                             605,131             478,847
 Construction-in-progress                             79,420              70,051
                                                   1,976,046           1,648,044
 Less accumulated depreciation and
  amortization                                      (647,849)           (563,320)
  Net property and equipment                       1,328,197           1,084,724
Other Assets:
 Goodwill, net                                       193,899             138,127
 Other                                                97,346              82,245
  Total other assets                                 291,245             220,372
  Total assets                                    $1,764,938          $1,442,301

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt           $   16,451          $   17,635
 Accounts payable                                    110,865              89,436
 Accrued liabilities                                 164,710             134,420
   Total current liabilities                         292,026             241,491
Long-term debt, less current installments            464,969             236,060
Deferred income taxes                                 17,901              12,502
Other liabilities                                     52,601              51,961

Shareholders' Equity:
 Common stock - 250,000,000 authorized shares; $0.10
  par value; 117,500,054 shares issued and
  98,018,537 shares outstanding at March 27,
  2002, and 117,501,080 shares issued and
  99,509,455 shares outstanding at June 27, 2001      11,750              11,750
 Additional paid-in capital                          311,510             314,867
 Retained earnings                                   910,428             801,988
                                                   1,233,688           1,128,605
 Less:
 Treasury stock, at cost (19,481,517 shares at March
  27, 2002 and 17,991,625 shares at June 27, 2001)  (293,969)           (225,334)
 Accumulated other comprehensive loss                      -                (895)
 Unearned compensation                                (2,278)             (2,089)
  Total shareholders' equity                         937,441             900,287
  Total liabilities and shareholders' equity      $1,764,938          $1,442,301

See accompanying notes to consolidated financial statements.




                       BRINKER INTERNATIONAL, INC.
                    Consolidated Statements of Income
                 (In thousands, except per share amounts)
                               (Unaudited)


                              Thirteen-Week Periods Ended      Thirty-Nine Week Periods Ended
                               March 27,       March 28,          March 27,       March 28,
                                 2002            2001               2002            2001

Revenues                       $ 767,428       $ 626,007         $ 2,162,657     $ 1,798,553

Operating Costs and Expenses:
 Cost of sales                   207,871         167,604             584,529         480,435
 Restaurant expenses             439,049         348,814           1,219,952         998,256
 Depreciation and amortization    34,273          25,405              92,610          73,157
 General and administrative       29,586          28,193              87,833          82,102
  Total operating costs and
   expenses                      710,779         570,016           1,984,924       1,633,950

Operating income                  56,649          55,991             177,733         164,603

Interest expense                   4,034           1,906              10,655           5,580
Other, net                           998             284               1,806           1,197

Income before provision for
 income taxes                     51,617          53,801             165,272         157,826

Provision for income taxes        17,447          18,938              56,832          55,555

   Net income                  $  34,170       $  34,863           $ 108,440       $ 102,271


Basic net income per share     $    0.35       $    0.35           $    1.11       $    1.03


Diluted net income per share   $    0.34       $    0.34           $    1.08       $    1.00



Basic weighted average
 shares outstanding               97,694          99,450               97,924         98,868

Diluted weighted average
 shares outstanding              100,652         102,498              100,588        101,927


See accompanying notes to consolidated financial statements.




                    BRINKER INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows
                           (In thousands)
                            (Unaudited)

                                                Thirty-Nine Week Periods Ended
                                                  March 27,         March 28,
                                                     2002              2001

Cash Flows from Operating Activities:
Net income                                        $ 108,440         $  102,271
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      92,610             73,157
  Amortization of deferred costs                      5,311              1,227
  Deferred income taxes                               7,672              7,498
  Loss on sale of affiliate                               -                387
  Changes in assets and liabilities, excluding
    effects of acquisitions:
     Receivables                                      5,697             (4,529)
     Inventories                                      2,756             (2,815)
     Prepaid expenses                                  (591)             1,210
     Other assets                                     3,171             (6,101)
     Accounts payable                                22,093              4,434
     Accrued liabilities                             27,231             10,585
     Other liabilities                                  640              6,224
     Net cash provided by operating activities      275,030            193,548

Cash Flows from Investing Activities:
Payments for property and equipment                (304,303)          (168,073)
Payments for purchases of restaurants               (60,491)                 -
Payment for purchase of affiliate, net                    -            (29,560)
Proceeds from sale of affiliate                       4,000              1,000
Investment in equity method investees               (12,322)            (3,443)
Net (payments from) advances to affiliates             (675)               975
     Net cash used in investing activities         (373,791)          (199,101)

Cash Flows from Financing Activities:
Net (payments) borrowings on credit facilities      (61,240)            21,830
Net proceeds from issuance of debt                  244,243                  -
Proceeds from issuances of treasury stock            33,459             30,595
Purchases of treasury stock                        (107,886)           (44,134)
     Net cash provided by financing activities      108,576              8,291

Net change in cash and cash equivalents               9,815              2,738
Cash and cash equivalents at beginning of year       13,312             12,343
Cash and cash equivalents at end of year           $ 23,127           $ 15,081

See accompanying notes to consolidated financial statements.





                    BRINKER INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                            (Unaudited)


1. Basis of Presentation

  The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 27, 2002 and June 27, 2001 and for the thirteen-week and thirty-nine week periods ended March 27, 2002 and March 28, 2001, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC").    The  Company  owns,  operates,  or  franchises   various
restaurant  concepts  under  the  names  of  Chili's  Grill  &   Bar
("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Maggiano's Little Italy ("Maggiano's"), Cozymel's Coastal Mexican Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl. In addition, the Company is involved in the ownership and has been involved in the development of the Eatzi's Market and Bakery ("Eatzi's") concept and owns an approximately 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

    The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 27, 2001 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

3. Investment in Unconsolidated Entities

   Effective July 12, 2001, the Company formed a partnership with Rockfish, a privately held Dallas-based restaurant company with ten locations currently in operation. The Company made a $12.3 million capital contribution to Rockfish in exchange for an approximate 40% ownership interest in the legal entities owning and developing the restaurant concept.

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

  The gross carrying amount of intellectual property rights subject to amortization totaled $6.4 million at March 27, 2002 and June 27,
2001.   Accumulated amortization related to these intangible  assets totaled approximately $1.2 million and $960,000 at March 27, 2002 and June 27, 2001, respectively. The carrying amount of reacquired development rights not subject to amortization totaled $4.4 million at March 27, 2002 and June 27, 2001.

  The changes in the carrying amount of goodwill for the thirty-nine week period ended March 27, 2002 are as follows (in thousands):

   Balance, June 27, 2001                         $ 138,127
      Goodwill arising from acquisitions             55,473
      Other adjustments                                 299
   Balance, March 27, 2002                        $ 193,899

  The pro forma effects of the adoption of SFAS No. 142 on net income is as follows (in thousands, net of taxes):

                           13-Week Periods Ended     39-Week Periods Ended
                           Mar. 27,    Mar. 28,      Mar. 27,    Mar. 28,
                             2002        2001          2001        2002
 Net income, as reported   $ 34,170    $ 34,863      $ 108,440   $ 102,271
   Intangible amortization        -         620              -       1,535
   Net income, pro forma   $ 34,170    $ 35,483      $ 108,440   $ 103,806

  The pro forma effects of the adoption of SFAS No. 142 on basic and diluted earnings per share is as follows:

                                  13-Week Periods Ended     39-Week Periods Ended
                                  Mar. 27,    Mar. 28,      Mar. 27,    Mar. 28,
                                    2002        2001          2001        2002
Basic net income per share,         $ 0.35      $ 0.35        $ 1.11      $ 1.03
   as reported
Basic net income per share,           0.35        0.36          1.11        1.05
   pro forma

Diluted net income per share,       $ 0.34      $ 0.34        $ 1.08      $ 1.00
   as reported
Diluted net income per share,         0.34        0.35          1.08        1.02
   pro forma


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

6. Leases

   In fiscal 1998 and 2000, the Company entered into equipment leasing facilities totaling $55.0 million and $25.0 million, respectively. The leasing facilities were accounted for as operating leases and had
expiration  dates  of  2004  and  2006,  respectively.   The  Company
guaranteed a residual value of approximately 87% of the total amount funded under the leases. The Company had the option to purchase all of the leased equipment for an amount equal to the unamortized lease balance, which could not exceed 75% of the total amount funded
through  the  leases.   In February 2002, the  Company  acquired  the
remaining assets leased under the equipment leasing facilities for $36.2 million and terminated the lease arrangements.

   In  fiscal 2000, the Company entered into a $50.0 million real estate
leasing  facility.   During fiscal 2001, the  Company  increased  the
facility  to  $75.0 million.  The real estate facility was  accounted
for  as  an  operating lease and was to expire in fiscal  2007.   The
Company guaranteed a residual value of approximately 87% of the total amount funded under the lease. The Company had the option to purchase all of the leased real estate for an amount equal to the unamortized lease balance. In February 2002, the Company acquired the remaining assets leased under the real estate leasing facility for $56.8 million and terminated the lease arrangement.

7.  Derivative Financial Instruments and Hedging Activities

   The Company entered into three additional interest rate swaps in December 2001the second quarter with a total notional value of $118.6 million at March 27, 2002. These fair value hedges change the fixed-rate interest component of the sale and leaseback of certain real estate properties entered into in November 1997 to variable-rate interest. Under the terms of the hedges (which expire in fiscal
2018), the Company pays monthly a variable rate based on LIBOR (1.88% at March 27, 2002) plus 1.26%. The Company receives monthly the fixed interest rate of 7.156% on the lease. The estimated fair value of these agreements at March 27, 2002 was a liability of approximately $1.4 million. The fair value hedges were fully effective during the thirty-nine week period ended March 27, 2002. Accordingly, the change in fair value of the swaps was recorded in other liabilities.

8.  Contingencies

   During the third quarter of fiscal 2002, the Company recorded an approximate $11.0 million charge to restaurant expenses stemming from an agreement in principle reached with the California Department of Labor Standards Enforcement (the "DLSE") in April 2002. The DLSE's primary allegation involved the Company's documentation policies related to breaks provided to employees. The Company believes it has been in substantial compliance with the California lLabor lLaws related to employee breaks and other employee related matters, but was unable to document all issues to the DLSE's satisfaction. The Company agreed to the settlement to avoid a potentially costly and protracted litigation.

   The Company is engaged in various other legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of the Company, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened, other than those that previously mentioned, which are expected to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial condition or results of operations.

9.  Shareholders' Equity

  In August 2001, the Board of Directors authorized an increase in the stock repurchase plan of an additional $100.0 million, bringing the
Company's   total  share  repurchase  program  to  $310.0   million.
Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 4,193,000 shares of its common stock for $107.9 million during the first, second and third quarters of fiscal 2002, resulting in a cumulative repurchase total of approximately
15.2 million shares of its common stock for $299.4 million. The Company's stock repurchase plan is used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

10.  Supplemental Cash Flow Information

  Cash paid for interest and income taxes is as follows (in thousands):

                                               Mar. 27,    Mar. 28,
                                                 2002        2001

Interest, net of amounts capitalized           $ 6,712     $ 4,694
Income taxes, net of refunds                    49,462      56,464

  Non-cash investing and financing activities are as follows (in thousands):

                                                       Mar. 27,    Mar. 28,
                                                         2002        2001
Restricted common stock issued, net of forfeitures      $ 2,435     $   800
Increase in fair value of interest rate swaps and
   debt                                                     544       3,353
Decrease in fair value of forward rate agreements
   included in other comprehensive income                     -        (951)
Decrease in fair value of interest rate swaps on
   real estate leasing facility                          (1,370)          -


   During the first and second quarters of fiscal 2002, the Company purchased certain assets and assumed certain liabilities in connection with the acquisitions of restaurants. The fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

Property, plant and equipment acquired                $ 36,312
Other assets acquired                                    8,585
Goodwill                                                55,473
Capital lease obligations assumed                      (35,480)
Other liabilities assumed                               (4,399)
   Net cash paid                                      $ 60,491

11.  Subsequent Event

   In April 2002, the Company authorized an increase in the stock repurchase plan (described in Note 9) of an additional $100.0 million, bringing the Company's total share repurchase program to $410.0 million.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                            13-Week Periods Ended     39-Week Periods Ended
                                             Mar. 27,    Mar. 28,      Mar. 27,    Mar. 28,
                                               2002        2001          2002        2001
Revenues                                      100.0 %     100.0 %       100.0 %     100.0 %
Operating Costs and Expenses:
 Cost of sales                                 27.1 %      26.8 %        27.0 %      26.7 %
 Restaurant expenses                           57.2 %      55.7 %        56.4 %      55.5 %
 Depreciation and amortization                  4.5 %       4.1 %         4.3 %       4.1 %
 General and administrative                     3.9 %       4.5 %         4.1 %       4.6 %
    Total operating costs and expenses         92.7 %      91.1 %        91.8 %      90.9 %

Operating income                                7.3 %       8.9 %         8.2 %       9.1 %

Interest expense                                0.5 %       0.3 %         0.5 %       0.3 %
Other, net                                      0.1 %       0.0 %         0.1 %       0.1 %

Income before provision for income taxes        6.7 %       8.6 %         7.6 %       8.7 %
Provision for income taxes                      2.3 %       3.0 %         2.6 %       3.1 %

  Net income                                    4.4 %       5.6 %         5.0 %       5.6 %


   The following table details the number of restaurant openings during the third quarter and year-to-date and total restaurants open at the end of the third quarter.

                      Third Quarter         Year-to-Date        Total Open at End
                         Openings             Openings           Of Third Quarter
                     Fiscal     Fiscal    Fiscal     Fiscal     Fiscal      Fiscal
                      2002       2001      2002       2001       2002        2001
Chili's:
  Company-owned         16          9        41         22        618         487
  Franchised             6          9        20         27        188         243
     Total              22         18        61         49        806         730

Macaroni Grill:
  Company-owned          6          5        13         11        172         156
  Franchised             -          -         -          2          6           6
     Total               6          5        13         13        178         162

On The Border:
  Company-owned          4          4         7          9        108          91
  Franchised             1          -         2          2         18          29
     Total               5          4         9         11        126         120

Corner Bakery:
  Company-owned          3          1         9          3         70          58
  Franchised             -          -         -          1          2           2
     Total               3          1         9          4         72          60

Cozymel's                1          -         1          -         15          13

Maggiano's               1          -         4          1         18          13

Big Bowl                 2          1         2          1         11           7

Rockfish                 -          -         2          -         10           -

Eatzi's                  -          -         -          -          4           4

     Grand Total        40         29       101         79      1,240       1,109



REVENUES

  Revenues for the third quarter of fiscal 2002 increased to $767.4 million, 22.6% over the $626.0 million generated for the same quarter of fiscal 2001. Revenues for the thirty-nine week period ended March 27, 2002 rose 20.2% to $2,162.7 million from the $1,798.6 million generated for the same period of fiscal 2001. The increases are primarily attributable to a net increase of 187 company-owned restaurants since March 28, 2001 and an increase in comparable store sales for the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 2002 by 22.2% and 19.7%, respectively, compared to the respective prior year periods. Comparable store sales increased 1.9% and 1.4% for the third quarter and year-to-date, respectively, from the same periods of fiscal 2001. Menu prices in the aggregate increased 1.8% in fiscal 2002 as compared to fiscal 2001.

COSTS AND EXPENSES (as a Percent of Revenues)

  Cost of sales increased for the third quarter and year-to-date of fiscal 2002 as compared to the respective periods of fiscal 2001 due to product mix changes to menu items with higher percentage food costs, unfavorable commodity price variances for produce and dairy and cheese, and unfavorable purchase contracts for reacquired franchise restaurants, which were partially offset by menu price increases and favorable commodity price variances for seafood, meat and beverages.

   Restaurant expenses increased for the third quarter and year-to-date of fiscal 2002 compared to the respective periods of fiscal 2001. The increases were primarily due to an approximate $11.0 million expense recorded in the third quarter related to the settlement of certain California lLabor lLaw issues. Also contributing to the increases were higher facility costs and preopening costs and the effects of reacquired franchise restaurants which have higher operating costs than an average company owned unit. These increases which were partially offset by increased sales leverage, improvements in labor productivity, and menu price increases year-over-year.

  Depreciation and amortization increased for the third quarter and year-to-date of fiscal 2002 as compared to the respective periods of fiscal 2001. Depreciation and amortization increases resulted from new unit construction, ongoing remodel costs, the acquisition of previously leased equipment and real estate assets, and restaurants acquired during fiscal 20021 and 20012. These increases were partially offset by increased sales leverage, a declining depreciable asset base for older units, and the elimination of goodwill amortization in accordance with SFAS 142.

  General and administrative expenses decreased for the third quarter and year-to-date of fiscal 2002 compared to the respective periods of fiscal 2001 as a result of the Company's continued focus on controlling corporate expenditures relative to increasing revenues and increased sales leverage resulting from new unit openings and acquisitions.

  Interest expense increased for the third quarter and year-to-date of fiscal 2002 compared with the respective periods of fiscal 2001 as a result of amortization of debt issuance costs and debt discounts on the Company's $431.7 million convertible debt. These increases were partially offset by a decrease in interest expense on senior notes due to the scheduled repayment made in April 2001, repayments on the credit facilities, and an increase in interest capitalization related to new restaurant construction activity.

   Other, net increased for the third quarter and remained flat for the first nine months of fiscal 2002 as compared to the respective periods of fiscal 2001 due to a decrease in the market value of the Company's savings plan investments, partially offset by reduced equity losses related to the Company's share in equity method investees.

INCOME TAXES

   The Company's effective income tax rate decreased to 33.8% from 35.2% for the third quarter of fiscal 2002 and to 34.4% from 35.2% year-to-date of fiscal 2002. The decrease is primarily due to the elimination of goodwill amortization in accordance with SFAS 142 and to a decrease in the effective state tax rates.

NET INCOME AND NET INCOME PER SHARE

  Exclusive of the after tax settlement expense of $7.3 million recorded in the third quarter of fiscal 2002, net income increased for the third quarter and year-to-date of fiscal 2002 by 18.8% and 13.1%,
respectively,  compared  to  the  same  periods  of  fiscal   2001.
Excluding the $11.0 million charge, diluted net income per share increased for the third quarter and year-to-date of fiscal 2002 by 20.9% and 15.0%, respectively, compared to the same periods of
fiscal  2001.   The  increase in both net income  and  diluted  net
income per share was primarily due to increasing revenues driven by increases in sales weeks, comparable store sales, and menu prices and decreases in general and administrative expenses, partially offset by increases in cost of sales and restaurant expenses as a percent of revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The working capital deficit increased from $104.3 million at June 27, 2001 to $146.5 million at March 27, 2002. Net cash provided by operating activities increased to $275.0 million for the first nine months of fiscal 2002 from $193.5 million during the same period in fiscal 2001 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

   Long-term debt outstanding at March 27, 2002 consisted of $253.2 million of zero coupon convertible debentures ($431.7 million principal less $178.5 million representing an unamortized debt discount), $60.5 million of unsecured senior notes ($57.1 million principal plus $3.4 million representing the effect of changes in interest rates on the fair value of the debt), $44.1 million in assumed debt related to the acquisition of restaurants from a former franchise partner ($39.3 million principal plus $4.8 million representing a debt premium), $35.2 million in assumed capital lease obligations related to the acquisition of restaurants from a former franchise partner ($19.6 million principal plus $15.6 million representing a debt premium), and other obligations under capital leases. The Company has credit facilities totaling $375.0 million. At March 27, 2002, the Company had $287.6 million in available funds from these facilities.

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

  In February 2002, the Company acquired the remaining assets leased under its $80.0 million equipment leasing facilities and $75.0 million real estate leasing facility for $36.2 million and $56.8 million, respectively, and terminated the leasing arrangements.
The   acquisitions  were  primarily  funded  by  utilizing  amounts available under existing credit facilities.

   Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, the acquisition of previously leased equipment and real estate assets, and ongoing remodeling programs. Capital expenditures were $304.3 million for the first nine months of fiscal 2002 compared to $168.1 million (net of amounts funded under the respective equipment and real estate leasing facilities), for the same period of fiscal 2001. The increase is due primarily to the acquisition of the remaining assets leased under the equipment and real estate leasing facilities and an increase in the number of new store openings. The Company estimates that its capital expenditures during the fourth quarter of fiscal 2002 will approximate $66.9 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

   The Board of Directors authorized an increase in the stock repurchase plan of $100.0 million in August 2001 and an additional $100.0 million in April 2002, bringing the Company's total share repurchase program to $410.0 million. Pursuant to the Company's stock repurchase plan, approximately 4,193,000 shares of its common stock were repurchased for $107.9 million during the first three quarters, second and third quarters of fiscal 2002. As of March 27, 2002, approximately 15.2 million shares had been repurchased for $299.4 million under the stock repurchase plan. The Company repurchases common stock to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations, drawdowns on its available credit facilities and the issuance of the Debentures.

   The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and from its strong internal cash generating capabilities to adequately manage the expansion of business.

RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.


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

   The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, there can be no assurance that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, and various family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

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


PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

  During the third quarter of fiscal 2002, the Company recorded an approximate $11.0 million charge to restaurant expense stemming from an agreement in principle reached with the California Department of Labor Standards Enforcement (the "DLSE") in April 2002. The DLSE's primary allegation involved the Company's documentation policies related to breaks provided to employees. The Company believes it has been in substantial compliance with the California Labor Laws related to employee breaks and other employee related matters, but was unable to document all issues to the DLSE's satisfaction. The Company agreed to the settlement to avoid a potentially costly and protracted litigation.

   The Company is engaged in various other legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this
time.   However, management of the Company, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened, other than thathose previously mentioned, which are expected to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial condition or results of operations.

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

                        BRINKER INTERNATIONAL, INC.


Date:  May 8, 2002      By:___ /s/_____________________________________
                           Ronald A. McDougall, Chairman and
                           Chief Executive Officer




Date:  May 8, 2002      By:____/s/_____________________________________
                           Charles M. Sonsteby,
                           Executive Vice President and Chief Financial
                           Officer (Principal Financial and Accounting
                           Officer)