Form 10-K
period 2002-06-26
BRINKER INTERNATIONAL INC
filed 2002-09-24
CIK 703351

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 26, 2002        Commission File No. 1-10275

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 9, 2002 was $2,684,885,934.

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

Class                            Outstanding at
                                 September 9, 2002
Common Stock, $0.10 par value    97,377,571 shares



              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 26, 2002, are incorporated by reference into Part II hereof, to the extent indicated herein. Portions of the registrant's Proxy Statement for its annual meeting of shareholders on November 14, 2002, to be dated on or about September 24, 2002, are incorporated by reference into Part III hereof, to the extent indicated herein.

                             PART I

Item 1.   BUSINESS.

      General

           Brinker International, Inc. (the "Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Grill ("Cozymel's"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl") restaurant concepts. In July 2001, the Company acquired a 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish"). The Company was organized under the laws of the State of Delaware in
      September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977. The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, Corner Bakery and Big Bowl in November 1989, May 1994, July 1995, August 1995, August 1995, and February 2001, respectively. In August 2002, the Company entered into a letter of intent to divest its interest in the Eatzi's Market & Bakery concept.

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

          Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices. Entree selections range in menu price from $5.79 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $11.15 per person. A full-service bar is available at each Chili's restaurant, with frozen margaritas offered as the concept's specialty drink. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 86.1% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.9%.

      Romano's Macaroni Grill

          Macaroni Grill is a casual, fun Italian restaurant full of the sights, sounds and aromas of a traditional Tuscan kitchen. Enjoyed for any occasion, guests enjoy their favorite Italian dishes along with special signature pastas, grilled features, seafood, salads and pizza - all prepared by talented chefs in open kitchens. The restaurant has an old world charm with wood burning ovens, festive string lights, fresh flowers, large selections of wine, and display cooking. Guests are met with a sincere welcome at the door and enjoy warm, knowledgeable service. Additionally, guests enjoy the convenience of Macaroni Grill's Curbside To Go service where delicious, chef-prepared meals are delivered right to their cars for them to share at home with friends and family.

          Entree selections range in menu price from $5.99 to $16.99 with monthly chef features priced separately. The average revenue per meal, including alcoholic beverages, is approximately $13.84 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 87.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.8%.

      On The Border Mexican Grill & Cantina

          On The Border restaurants are full-service, casual Mexican restaurants featuring mesquite-grilled favorites and traditional Tex-Mex appetizers, entrees and desserts served in generous portions at modest prices. On The
      Border restaurants feature a full-service bar, an outdoor patio, booth and table seating in the dining room, and a colorful, festive atmosphere. On The Border restaurants also offer enthusiastic table service to facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience. In addition, On The Border offers To Go service intended to fill the need for speed and convenience while offering a quality take-out experience.

          Entree selections range in menu price from $5.49 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $13.14 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 77.8% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 22.2%.

      Cozymel's Coastal Grill

           Cozymel's restaurants are casual, upscale coastal restaurants featuring a daily fresh fish feature, grilled chicken and beef entrees, appetizers, desserts and a full-service bar featuring a wide variety of signature margaritas and specialty frozen beverages. Cozymel's restaurants offer a "tropical, not typical" atmosphere, which includes an outdoor patio, intended to evoke the atmosphere of a tropical island.

          Entree selections range in menu price from $6.49 to $15.99 with the average revenue per meal, including alcoholic beverages, approximating $15.70 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 75.5% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 24.5%.

      Maggiano's Little Italy

          Maggiano's restaurants are classic re-creations of dinner houses found in New York's Little Italy in the 1940s. Each of the Maggiano's restaurants is a casual, full-service Italian restaurant with a family-style menu as well as a full lunch and dinner menu offering Southern Italian appetizers, homemade bread, bountiful portions of pasta, chicken, seafood, veal and prime steaks, as well as a full range of alcoholic beverages. Most Maggiano's restaurants also feature extensive banquet facilities. Entree selections range in menu price from $6.95 to
      $32.95, with the average revenue per meal, including alcoholic beverages, approximating $25.24 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 78.6% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.4%.

      Corner Bakery Cafe

          Corner Bakery Cafe is a retail bakery cafe serving breakfast, lunch and dinner in the emerging quick-casual dining segment. Corner Bakery Cafe is committed to providing a variety of menu selections. Featured in the cafes are specialty sandwiches, fresh salads, hot soups, panini and pastas.

          While retaining a relaxed atmosphere, Corner Bakery Cafe exemplifies casual elegance, with most bakeries having both indoor and outdoor seating. Savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available. Corner Bakery Catering offers a wide range of gift baskets, breakfast and sandwich trays and lunch boxes for any size meeting or social event. Prices for menu items range from $1.00 to $6.99 with the average revenue per meal, including alcoholic beverages, approximating $7.41 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted over 99% of the concept's total restaurant revenues. Catering sales constituted approximately 19.5% of such food and non-alcoholic beverage sales.

      Big Bowl Asian Kitchen

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

          While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience. Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $14.00 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 87.8% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.2%.

      Jointly-Developed Concept

      Rockfish Seafood Grill

      Rockfish offers its guests fresh, flavorful seafood dishes served in a lively environment. Reminiscent of a fly-
      fishing  camp,  the  Rockfish  decor  features  piney  wood tables, river rock fireplaces and an open kitchen with chefs preparing the catch of the day. The restaurant serves a wide variety of reasonably priced seafood ranging from salmon and trout to catfish, shrimp and crab. Daily blackboard specials are also very popular with diners. Friendly, attentive servers clad in hunter green polo shirts and jeans add to the casual backdrop. All locations feature full-service bars and most have patio seating availability.

      Entree selections range in menu price from $5.53 to $13.42 with certain specialty items priced on a daily basis. The average revenue per meal, including alcoholic beverages, is approximately $14.32 per person. During the year ended June 26, 2002, food and non-alcoholic beverage sales constituted approximately 85.0% of the concept's total revenues, with alcoholic beverage sales accounting for the remaining 15.0%.

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

          The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, the Company has closed forty-one restaurants, including four in fiscal 2002, which were performing below the Company's standards primarily due to declining trade area demographics. The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

           The   following  table  illustrates  the   system-wide
      restaurants opened in fiscal 2002 and the planned openings in fiscal 2003:



                      Fiscal 2002           Fiscal 2003
                      Openings              Projected Openings
Chili's:
  Company-Operated     53                    62-65
  Franchise            23                    18-21
Macaroni Grill:
  Company-Operated     18                    18-20
  Franchise             0                     2-4
On The Border:
  Company-Operated     10                     3-5
  Franchise             2                       1
Corner Bakery          13                    10-12
Cozymel's               2                     0-1
Maggiano's              6                     4-5
Big Bowl                3                     5-7
Rockfish                4                     6-8
        Total         134                   129-149



          The Company anticipates that some of the fiscal 2003 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes some of the land cost and all, or substantially all, of the building construction costs. In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

          The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

         Chili's     Macaroni     On The      Cozymel's   Maggiano's   Corner
                     Grill        Border                               Bakery
Land     $  690,000   $  870,000  $  820,000  $1,100,000  $2,220,000   $  700,000
Building  1,110,000    1,200,000   1,360,000   1,400,000   2,200,000      450,000
Furniture   440,000      385,000     590,000     665,000     895,000      220,000
& Equipment
Other        60,000       80,000      80,000     160,000      70,000       30,000
  Total  $2,300,000   $2,535,000  $2,850,000  $3,325,000  $5,385,000   $1,400,000

          The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

      Franchise Operations

          The Company intends to continue its expansion through franchise development, both domestically and internationally. At June 26, 2002, thirty-seven total joint venture or franchise development agreements existed. During the year ended June 26, 2002, twenty-three Chili's and two On The Border franchised restaurants were opened.

          During the year ended June 26, 2002, the first Chili's restaurants opened in Qatar (July 2001), Taiwan (November
      2001), and Oman (December 2001). Additionally, the first Chili's restaurant opened in Alaska (May 2002) in the 2002 fiscal year.

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

      Jointly-Developed Operations

          From time to time, the Company enters into agreements for research and development activities related to the testing of new restaurant concepts, typically acquiring a significant equity interest in such ventures. In July 2001, the Company acquired a 40% interest in the legal entities owning the Rockfish restaurants. At June 26, 2002, twelve Rockfish restaurants were operating, all located in the state of Texas.

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

      Purchasing

          The Company's ability to maintain consistent quality of products throughout each of its restaurant concepts depends upon acquiring food and beverage products and related items from reliable sources. Suppliers are pre-approved by the Company and are required, along with the restaurants, to adhere to strict product specifications established through the Company's quality assurance program to ensure that high quality, wholesome food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers in all cities in which the Company's restaurants are located. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

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

         Employees

         At June 26, 2002, the Company employed approximately 90,000 persons, of whom approximately 1,100 were corporate personnel, 5,300 were restaurant area directors, managers or trainees and 83,600 were employed in non-management restaurant positions. The executive officers of the Company have an average of over twenty-two years of experience in the restaurant industry.

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

         Trademarks

          The Company has registered, among other marks, "Big Bowl", "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "Corner Bakery", "Corner Bakery Cafe", "Cozymel's", "Cozymel's Coastal Mexican Grill", "Romano's Macaroni Grill",
      "Macaroni Grill", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "Pizzaahhh!" as trademarks with the United States Patent and Trademark Office.

      Risk Factors/Forward-Looking Statements

           The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause the Company's or the restaurant industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes," "anticipates," "estimates," "predicts," "expects" and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of various risk factors follows.

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

           Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located. The Company has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future.

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

      Unfavorable publicity relating to one or more of the Company's restaurants in a particular brand may taint public perception of the brand.

            Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since the Company depends heavily on the
      "Chili's" brand for a majority of its revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Company's business, results of operations, and financial condition.

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


Item 2.   PROPERTIES.

         Restaurant Locations

          At June 26, 2002, the Company's system of company-operated, jointly-developed and franchised units included 1,268 restaurants located in forty-nine states, Washington, D.C., Australia, Bahrain, Canada, Egypt, Great Britain, Guatemala, Indonesia, Kuwait, Lebanon, Malaysia, Mexico, Oman, Panama, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, and Venezuela. The Company's portfolio of restaurants is illustrated below:


           Chili's:
            Company-Operated               629
            Franchise                      191
           Macaroni Grill:
            Company-Operated               177
            Franchise                        6
           On The Border:
            Company-Operated               111
            Franchise                       18
           Corner Bakery:
            Company-Operated                74
            Franchise                        2
           Cozymel's                        16
           Maggiano's                       20
           Big Bowl                         12
           Rockfish                         12
           Total                         1,268



          The 820 Chili's restaurants include domestic locations in forty-nine states and foreign locations in 22 countries. The 183 Macaroni Grill restaurants include domestic locations in 38 states and foreign locations in Canada, Great Britain, Mexico and Puerto Rico. The On The Border, Cozymel's, Maggiano's, Corner Bakery, and Big Bowl restaurants are located exclusively within the United States in 30, 9, 10 (and the District of Columbia), 8 (and the District of Columbia), and 5 states, respectively.

         Restaurant Property Information

          The following table illustrates the approximate average dining capacity for each current prototypical unit in the Company's primary restaurant concepts:



              Chili's       Macaroni     On The      Cozymel    Maggiano's
                            Grill        Border
   Square     4,500-5,500  6,800-7,600  6,500-7,200   9,400    14,000-18,000
   Feet
   Dining     145-215      250-275      220-240       380        500-725
   Seats
   Dining     35-50         55-70       55-60          85        100-150
   Tables

          Corner Bakery's size and dining capacity varies based upon whether it is an in-line or kiosk location. For a Corner Bakery located in a kiosk, the square footage ranges from 80 to 200 square feet, the number of dining seats varies from 0 to 40, and the number of dining tables varies from 0 to 15. For in-line Corner Bakery locations, the square footage ranges from 1,971 to 5,347, the number of dining seats ranges from 60 to 150, and the number of dining tables ranges from 20 to 50.

          Certain of the Company's restaurants are leased for an initial term of five to thirty years, with renewal terms of one to thirty years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 26, 2002, the Company owned the land and/or building for 728 of the 1,039 Company-operated restaurants. The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

      Other Properties

           The Company leases warehouse space totalling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies. The Company purchased an office building containing approximately 105,000 square feet for its corporate headquarters in July 1989. This office building was expanded in May 1997 by the addition of a 2,470 square foot facility used for menu development activities. In January 1996, the Company purchased an additional office complex containing three buildings and approximately 198,000 square feet for the expansion of its corporate headquarters. Approximately 151,860 square feet of this complex is currently utilized by the Company, with the remaining 46,140 square feet under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters. In November 1997, the Company sold the office complex and is leasing it back under a twenty year operating lease. The Company also leases office space in Arizona, California, Florida, Illinois, Missouri, New Jersey, North Carolina, Rhode Island and Texas for use as regional operation or real estate/construction offices. The size of these office leases range from 144 square feet to 3,600 square feet. The Company owns or leases warehouse space in California, Georgia, Illinois and Texas for use as commissaries for the preparation of bread and other food products for its Corner Bakery stores. The size of these commissaries range from 11,383 square feet to 20,000 square feet.


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

      Fiscal Year ended June 26, 2002:

                            High       Low
       First Quarter        $27.41     $22.45
       Second Quarter       $30.04     $22.51
       Third Quarter        $35.45     $29.39
       Fourth Quarter       $35.10     $30.03


       Fiscal year ended June 27, 2001:


                            High       Low
       First Quarter        $23.08     $19.04
       Second Quarter       $28.25     $20.08
       Third Quarter        $31.00     $23.25
       Fourth Quarter       $29.38     $21.56


      On December 8, 2000, the Company declared a stock split, effected in the form of a 50% stock dividend ("Stock Dividend") to shareholders of record on January 3, 2001, payable on January 16, 2001. Stock prices in the preceding table and share numbers included or incorporated in this report have been restated to reflect the Stock Dividend.

      As of September 9, 2002, there were 1,126 holders of record of the Company's common stock.

          The Company has never paid cash dividends on its common stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

          In October 2001, the Company issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the "Debentures"). The Debentures and the common stock issuable upon conversion of the Debentures were not registered under the Securities Act of 1933, as amended. Banc of America Securities LLC and Salomon Smith Barney Inc. served as the joint book-running managers for the offering. The Debentures were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended). The aggregate offering price for the Debentures was approximately $250.0 million and the aggregate underwriting discount of 2.125% was approximately $5.3 million. The Debentures are redeemable at the Company's option on October 10, 2004, and the holders of the Debentures may require the Company to redeem the Debentures on October 10, 2003, 2005, 2011 or 2016, and in certain other circumstances. In addition, each $1,000 Debenture is convertible into 18.08 shares of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price at specified dates, the Company exercises its option to redeem the Debentures, a credit rating of the Debentures is reduced below Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions. The accreted conversion price is equal to the issue price of the Debenture plus accrued original issue discount divided by 18.08 shares. The proceeds of the offering were used for repayment of existing indebtedness, restaurant acquisitions, purchases of outstanding common stock under the Company's stock repurchase plan, and for general corporate purposes.

           Except as described in the immediately preceding paragraph, during the three-year period ended on September 9, 2002, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.


Item 6.  SELECTED FINANCIAL DATA.

          "Selected Financial Data" is incorporated herein by reference from the 2002 Annual Report to Shareholders and is presented on page F-1 of Exhibit 13 to this report.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2002 Annual Report to Shareholders and is presented on pages F-2 through F-9 of Exhibit 13 to this report.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK.

          "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2002 Annual Report to Shareholders and is presented on page F-5 of
      Exhibit 13 to this report.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Reference is made to the Index to Financial Statements attached hereto on page 19 for a listing of all financial statements incorporated by reference from the 2002 Annual Report to Shareholders attached as part of Exhibit 13 to this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.



                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         "Election of Directors - Information About Nominees", "Board Organization", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be dated on or about September 24, 2002, for the annual meeting of shareholders on November 14, 2002, are incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION.

            "Executive Compensation" and "Report of the Compensation Committee" in the Company's Proxy Statement to be dated on or about September 24, 2002, for the annual meeting of shareholders on November 14, 2002, are incorporated herein by reference.


Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          "Election of Directors - Stock Ownership of Directors", "Executive Compensation - Equity Compensation Plan Information", and "Stock Ownership of Certain Persons" in the Company's Proxy Statement to be dated on or about September 24, 2002, for the annual meeting of shareholders on November 14, 2002, are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          "Compensation  Committee  Interlocks   and   Insider
      Participation" in the Company's Proxy Statement to be dated on or about September 24, 2002, for the annual meeting of shareholders on November 14, 2002, is incorporated herein by reference.


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

         (a)  (1) Financial Statements.

          Reference is made to the Index to Financial Statements attached hereto on page 19 for a listing of all financial statements attached as Exhibit 13 to this report.

         (a)  (2) Financial Statement Schedules.

         None.

         (a)  (3)  Exhibits.

          Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this report.

         (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the fiscal quarter ended June 26, 2002.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRINKER INTERNATIONAL, INC.,
                              a Delaware corporation



                              By: /s/ Charles M. Sonsteby
                                  Charles  M. Sonsteby, Executive
                                  Vice President and Chief Financial
                                  Officer


Dated: September 24, 2002



Pursuant  to the requirements of the Securities Exchange  Act  of
1934,  this report has been signed below by the following persons
of   the   registrant   and  in  the  capacities   indicated   on
September 24, 2002.


        Name                               Title



  /s/ Ronald A. McDougall               Chairman of the Board and
Ronald A. McDougall                     Chief Executive Officer
                                       (Principal Executive Officer)



   /s/ Charles M. Sonsteby              Executive Vice President and Chief
Charles M. Sonsteby                     Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)




    /s/ Douglas H. Brooks               President, Chief Operating Officer
Douglas H. Brooks                       and Director



  /s/ Dan W. Cook, III                  Director
Dan W. Cook, III




   /s/ Marvin G. Girouard               Director
Marvin J. Girouard



  /s/ Frederick S. Humphries            Director
Frederick S. Humphries



   /s/ Ronald Kirk                      Director
Ronald Kirk



  /s/ Jeffrey A. Marcus                 Director
Jeffrey A. Marcus



  /s/ James E. Oesterreicher            Director
James E. Oesterreicher



  /s/ Cece Smith                        Director
Cece Smith



  /s/ Roger T. Staubach                 Director
Roger T. Staubach





                         CERTIFICATIONS


     I, Ronald A. McDougall, certify that:

      1. I have reviewed this annual report on Form 10-K of Brinker International, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 24, 2002           /s/ Ronald  A.  McDougall
                                   Ronald A. McDougall,
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


     I, Charles M. Sonsteby, certify that:

      1. I have reviewed this annual report on Form 10-K of Brinker International, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:   September   24,   2002         /s/ Charles M. Sonsteby
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                  INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.



                                                            Page

Selected Financial Data                                     F-1

Management's Discussion and Analysis of
     Financial Condition and Results of Operations          F-2

Consolidated Statements of Income -                         F-10
     Fiscal Years Ended June 26, 2002, June 27, 2001, and June 28, 2000

Consolidated Balance Sheets -                               F-11
     June 26, 2002 and June 27, 2001

Consolidated Statements of Shareholders'                    F-12
     Equity - Fiscal Years Ended June 26, 2002,
     June 27, 2001, and June 28, 2000

Consolidated Statements of Cash Flows -                     F-13
     Fiscal Years Ended June 26, 2002, June 27, 2001, and June 28, 2000

Notes to Consolidated Financial Statements                  F-14

Independent Auditors' Report                                F-27

Management's Responsibility for Consolidated                F-28
     Financial Statements


     All  schedules  are omitted as the required  information  is
     inapplicable  or  the  information  is  presented   in   the
     financial statements or related notes.




                       INDEX TO EXHIBITS

Exhibit

 3(a) Certificate of Incorporation of the Registrant, as amended. (1)

 3(b)     Bylaws of the Registrant. (1)

 4(a)     Form of Zero Coupon Convertible Senior Debenture  Due
          2021. (2)

 4(b)     Indenture between the Registrant and SunTrust Bank,  as
          Trustee. (2)

 4(c)     Registration  Rights  Agreement  by  and   among   the
          Registrant  and  the initial purchasers of the  Debentures. (3)

10(a)     Registrant's 1983 Incentive Stock Option Plan. (4)

10(b)     Registrant's  1991 Stock Option Plan  for  Non-Employee
          Directors and Consultants. (5)

10(c)     Registrant's 1992 Incentive Stock Option Plan. (5)

10(d)     Registrant's Stock Option and Incentive Plan. (6)

10(e)     Registrant's 1999 Stock Option and Incentive  Plan  for
          Non-Employee Directors and Consultants. (7)

13        2002 Annual Report to Shareholders. (8)

21        Subsidiaries of the Registrant. (9)

23        Independent Auditors' Consent. (9)

99(a)     Proxy Statement of Registrant. (10)

99(b)     Certification by Ronald A. McDougall, Chairman  of  the
          Board and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002. (9)

99(c)     Certification  by Charles M. Sonsteby,  Executive  Vice
          President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002. (9)

_______________________

(1) Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)       Filed as an exhibit to registration statement on Form S-
          3 filed December 11, 2001, SEC File No. 333-74902, and incorporated herein by reference.

(3) Filed as an exhibit to quarterly report on Form 10-Q for the quarterly period ended September 26, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to annual report on Form 10-K for the year ended June 26, 1996, and incorporated herein by reference.

(5) Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(6) Filed as an exhibit to annual report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to annual report on Form 10-K for the year ended June 28, 2000, and incorporated herein by reference.

(8)       Portions filed herewith, to the extent indicated herein.

(9)       Filed herewith.

(10)      To be filed on or about September 24, 2002.