Form 10-Q
period 2002-09-25
BRINKER INTERNATIONAL INC
filed 2002-11-08
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended September 25, 2002

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

Yes   X   No _____
Number of shares of common stock of registrant outstanding at September 25, 2002: 96,865,910



                      BRINKER INTERNATIONAL, INC.

                               INDEX




Part I -  Financial Information                                  Page

     Item 1.  Financial Statements

        Consolidated Balance Sheets -
           September 25, 2002 (Unaudited) and June 26, 2002 	3

        Consolidated Statements of Income
           (Unaudited) - Thirteen-week periods ended
           September 25, 2002 and September 26, 2001        	4
        Consolidated Statements of Cash Flows
           (Unaudited) - Thirteen-week periods ended
           September 25, 2002 and September 26, 2001     		5
        Notes to Consolidated
           Financial Statements (Unaudited)              	  6 - 7

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     8 - 12

     Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                     12

     Item 4.  Controls and Procedures                             12

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K              	15

        Signatures                                           	16

        Certifications                                       17 - 19


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BRINKER INTERNATIONAL, INC.
                     Consolidated Balance Sheets
              (In thousands, except per share amounts)

                                               September 25,         June 26,
                                                   2002                2002
				                       (Unaudited)


ASSETS
Current Assets:
 Cash and cash equivalents                     $ 10,992            $   10,091
 Accounts receivable                             27,557                22,613
 Inventories                                     24,037                25,190
 Prepaid expenses and other                      66,960                66,727
 Income taxes receivable                              -                15,673
 Deferred income taxes                              749                 1,660
  Total current assets                          130,295               141,954
Property and Equipment, at Cost:
 Land                                           260,721               254,000
 Buildings and leasehold improvements         1,123,954             1,091,434
 Furniture and equipment                        644,941               635,403
 Construction-in-progress                        70,025                57,015
                                              2,099,641             2,037,852
 Less accumulated depreciation and             (702,696)             (682,435)
   amortization
  Net property and equipment                  1,396,945             1,355,417
Other Assets:
 Goodwill                                       193,899               193,899
 Other                                           95,682                92,066
  Total other assets                            289,581               285,965
  Total assets                               $1,816,821            $1,783,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt      $   17,334            $   17,292
 Accounts payable                               104,207               118,418
 Accrued liabilities                            139,689               166,510
 Income taxes payable                            25,521                     -
   Total current liabilities                    286,751               302,220
Long-term debt, less current installments       439,246               426,679
Deferred income taxes                            19,458                17,295
Other liabilities                                68,146                60,046

Shareholders' Equity:
 Common stock - 250,000,000 authorized shares;
  $0.10 par value; 117,499,541 shares issued and
  96,865,910 shares outstanding at September 25,
  2002, and 117,500,054 shares issued and
  97,440,391 shares outstanding at June 26, 2002 11,750                11,750
 Additional paid-in capital                     332,111               330,191
 Retained earnings                              999,705               954,701
                                              1,343,566             1,296,642
 Less:
 Treasury stock, at cost (20,633,631 shares at
    September 25, 2002 and 20,059,663 shares   (337,107)             (317,674)
    at June 26, 2002)
 Unearned compensation                           (3,239)               (1,872)
  Total shareholders' equity                  1,003,220               977,096
  Total liabilities and shareholders' equity $1,816,821            $1,783,336

See accompanying notes to consolidated financial statements.

                     BRINKER INTERNATIONAL, INC.
                  Consolidated Statements of Income
              (In thousands, except per share amounts)
                             (Unaudited)


                                                Thirteen-Week Periods Ended
                                             September 25,         September 26,
                                                 2002                  2001
Revenues                                       $ 773,892             $ 672,655

Operating Costs and Expenses:
 Cost of sales                                   210,426               185,824
 Restaurant expenses                             423,606               366,820
 Depreciation and amortization                    37,157                28,186
 General and administrative                       32,545                27,559
   Total operating costs and expenses            703,734               608,389

Operating income                                  70,158                64,266

Interest expense                                   3,971                 3,784
Other, net                                        (1,590)                 (213)
Income before provision for
 income taxes                                     67,777                60,695

Provision for income taxes                        22,773                21,061

   Net income                                  $  45,004             $  39,634

  Basic net income per share                   $    0.46             $    0.40

  Diluted net income per share                 $    0.45             $    0.39

Basic weighted average
 shares outstanding                               97,177                98,963

Diluted weighted average
 shares outstanding                               99,235               101,572

See accompanying notes to consolidated financial statements.



                    BRINKER INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows
                           (In thousands)
                            (Unaudited)

                                                    Thirteen-Week Periods Ended
                                                   September 25,      September 26,
                                                       2002                2001
Cash Flows from Operating Activities:
Net income                                            $ 45,004          $ 39,634
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         37,157            28,186
  Amortization of deferred costs                         3,271               348
  Deferred income taxes                                  3,074             2,844
  Changes in assets and liabilities:
     Receivables                                        (5,066)            4,149
     Inventories                                         1,153             1,263
     Prepaid expenses and other                          1,139              (519)
     Other assets                                        5,086             5,467
     Current income taxes                               41,194            16,357
     Accounts payable                                  (14,211)           (9,957)
     Accrued liabilities                               (24,553)           (8,551)
     Other liabilities                                    (488)            1,157
     Net cash provided by operating activities          92,760            80,378

Cash Flows from Investing Activities:
Payments for property and equipment                    (79,989)          (49,162)
Payments for purchases of restaurants                        -            (6,580)
Investment in equity method investees                        -           (12,250)
Net payments from (advances to) affiliates                 122              (675)
     Net cash used in investing activities             (79,867)          (68,667)

Cash Flows from Financing Activities:

Net borrowings on credit facilities                     10,045            26,788
Proceeds from issuances of treasury stock                1,511             1,849
Purchases of treasury stock                            (23,548)          (39,739)
     Net cash used in financing activities             (11,992)          (11,102)

Net change in cash and cash equivalents                    901               609
Cash and cash equivalents at beginning of period        10,091            13,312
Cash and cash equivalents at end of period            $ 10,992          $ 13,921

See accompanying notes to consolidated financial statements.




                    BRINKER INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                            (Unaudited)


1.  Basis of Presentation

  The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 25, 2002 and June 26, 2002 and for the thirteen-week periods ended September 25, 2002 and September 26, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial
statements.   The  Company  owns, operates,  or  franchises  various
restaurant  concepts  under  the  names  of  Chili's  Grill  &   Bar
("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Maggiano's Little Italy ("Maggiano's"), Cozymel's Coastal Grill ("Cozymel's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl"). In addition, the Company owns an approximately 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

    The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations for interim financial statements. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 26, 2002 Form 10-K. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

   Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2003 classifications. These reclassifications have no effect on the Company's net income or financial position as previously reported.

2. Shareholders' Equity

   Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 828,000 shares of its common stock for $23.5 million during the first quarter of fiscal 2003, resulting in a cumulative repurchase total under the current plan of approximately 16.9 million shares of its common stock for $351.1 million. The Company's stock repurchase plan is used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

3. Supplemental Cash Flow Information

  Cash paid for interest and income taxes is as follows (in thousands):

                                                       Sept. 25,    Sept. 26,
                                                          2002         2001
Interest, net of amounts capitalized                   $    664     $  2,880
Income tax (refunds) payments, net                      (21,495)       1,860


  Non-cash financing activities are as follows (in thousands):

                                                        Sept. 25,     Sept. 26,
                                                           2002          2001

Restricted common stock issued, net of forfeitures      $ 4,524       $  2,354
Increase in fair value of interest rate swaps and debt      938          1,958
Decrease in fair value of forward rate agreements
   included in other comprehensive income                     -            344
Increase in fair value of interest rate swaps on real
   estate leasing facility                                8,588              -


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                                      13-Week Periods Ended
                                                    Sept. 25,       Sept. 26,
                                                       2002            2001
Revenues                                                100.0 %     100.0 %
Operating Costs and Expenses:
 Cost of sales                                           27.2 %      27.6 %
 Restaurant expenses                                     54.7 %      54.5 %
 Depreciation and amortization                            4.8 %       4.2 %
 General and administrative                               4.2 %       4.1 %
   Total operating costs and expenses                    90.9 %      90.4 %

Operating income                                          9.1 %       9.6 %

Interest expense                                          0.5 %       0.6 %
Other, net                                               (0.2)%       0.0 %

Income before provision for income taxes                  8.8 %       9.0 %
Provision for income taxes                                2.9 %       3.1 %

  Net income                                              5.9 %       5.9 %



   The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

                              First Quarter       Total Open at End
                                Openings           of First Quarter

                             Fiscal     Fiscal      Fiscal     Fiscal
                              2003       2002        2003       2002
Chili's:
  Company-owned                19           9         648        551
  Franchised                    2           6         193        213
     Total                     21          15         841        764

Macaroni
Grill:
  Company-owned                 2           3         179        162
  Franchised                    -           -           6          6
     Total                      2           3         185        168

On The Border:
  Company-owned                 1           2         112        104
  Franchised                    1           -          19         20
     Total                      2           2         131        124

Corner Bakery:
  Company-owned                 2           4          76         66
  Franchised                    -           -           2          2
     Total                      2           4          78         68

Cozymel's                       -           -          16         14

Maggiano's                      -           1          20         15

Big Bowl                        2           -          14          9

Rockfish Partnership            3           -          15          8

     Grand Total               32          25       1,300      1,170


REVENUES

  Revenues for the first quarter of fiscal 2003 increased to $773.9 million, 15.0% over the $672.7 million generated for the same quarter of fiscal 2002. The increase was primarily attributable to a net increase of 144 company-owned restaurants since September 27, 2001 and an increase in comparable store sales for the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002. The Company increased its capacity (as measured in sales weeks) for the first quarter of fiscal 2003 by 15.2% compared to the respective prior year quarter. Comparable store sales increased 0.8% for the first quarter of fiscal 2003 as compared to the same period of fiscal 2002. Menu prices in the aggregate increased 1.6% in fiscal 2003 as compared to fiscal 2002.

COSTS AND EXPENSES (as a Percent of Revenues)

   Cost of sales decreased for the first quarter of fiscal 2003 as compared to the respective period of fiscal 2002 primarily due to menu price increases and favorable commodity price variances for meat, seafood and dairy, partially offset by unfavorable commodity price variances for poultry and beverages.

  Restaurant expenses increased for the first quarter of fiscal 2003 compared to the respective period of fiscal 2002 primarily due to higher labor and health insurance costs. These increases were partially offset by increased sales leverage and decreases in utility costs.

   Depreciation and amortization increased for the first quarter of fiscal 2003 as compared to the respective period of fiscal 2002. The increase resulted from new unit construction, ongoing remodel costs, the acquisition of previously leased equipment and real estate assets and restaurants acquired during fiscal 2002. These increases were partially offset by increased sales leverage and a declining depreciable asset base for older units.

  General and administrative expenses increased for the first quarter of fiscal 2003 compared to the respective period of fiscal 2002. The increase was primarily due to increased labor and health insurance costs.

   Interest expense decreased for the first quarter of fiscal 2003 compared with the respective period of fiscal 2002. The decrease was primarily due to a decrease in interest expense on the revolving lines-of-credit resulting from a lower average outstanding balance, lower interest rates on floating rate debt and an increase in interest capitalization related to new restaurant construction activity. These decreases were partially offset by the amortization of debt issuance costs and debt discounts on the Company's $431.7 million convertible debt.

   Other, net decreased for the first quarter of fiscal 2003 as compared to the respective period of fiscal 2002 due to an approximately $2.2 million gain from insurance proceeds, partially offset by increased equity losses related to the Company's share in equity method investees.

INCOME TAXES

   The Company's effective income tax rate decreased to 33.6% from 34.7% for the first quarter of fiscal 2003 as compared to the respective period of fiscal 2002. The decrease is primarily due to a decrease in the effective state income tax rate and a non-taxable gain from insurance proceeds.

NET INCOME AND NET INCOME PER SHARE

   Net income for the first quarter of fiscal 2003 increased 13.5% compared to the same period of fiscal 2002. Diluted net income per share increased for the first quarter of fiscal 2003 by 15.4% compared to the same period of fiscal 2002. The increase in both net income and diluted net income per share was primarily due to increasing revenues driven by increases in sales weeks and comparable store sales and decreases in cost of sales, partially offset by increases in restaurant, depreciation and amortization, and general and administrative expenses as a percent of revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The working capital deficit decreased from $160.3 million at June 26, 2002 to $156.5 million at September 25, 2002. Net cash provided by operating activities increased to $92.8 million for the first quarter of fiscal 2003 from $80.4 million during the same period in fiscal 2002 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

  Long-term debt outstanding at September 25, 2002 consisted of the following (in thousands):

Convertible debt                                         $ 256,710
Senior notes                                                46,891
Credit facilities                                           74,200
Capital lease obligations                                   35,806
Mortgage loan obligations                                   42,973
                                                           456,580
Less current installments                                  (17,334)
                                                         $ 439,246

   The  Company has credit facilities totaling $375.0 million.   At
September 25, 2002, the Company had $300.8 million in available funds from these facilities.

   Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities during the first quarter of fiscal 2002, were $80.0 million for the first quarter of fiscal 2003 compared to $49.2 million, for the same period of fiscal 2002. The increase was due to an increase in the number of new store openings and the elimination of the equipment and real estate leasing facilities in the third quarter of fiscal 2002. The Company estimates that its capital expenditures during the second quarter of fiscal 2003 will approximate $88.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

   Pursuant to the Company's stock repurchase plan, approximately 828,000 shares of its common stock were repurchased for $23.5 million during the first quarter of fiscal 2003. As of September 25, 2002, approximately 16.9 million shares had been repurchased under the current plan for $351.1 million. The Company repurchases common stock to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase of its common stock through a combination of cash provided by operations and drawdowns on its available credit facilities.

   The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines-of-credit and from its strong internal cash generating capabilities to adequately manage the expansion of business.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in the quantitative and qualitative market risks of the Company since the prior reporting period.

Item 4.   CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

   There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

   The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, there can be no assurance that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

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


PART II.  OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

            99(1) Certification by Ronald A. McDougall, Chairman of the Board and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99(2) Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     A current report on Form 8-K, dated September 24, 2002 was filed with the Securities and Exchange Commission on September 24, 2002. This Form 8-K contained the statements under oath of the Principal Executive Officer and Principal Financial Officer issued in accordance with the Securities and Exchange Commission's order issued June 27, 2002 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.



                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRINKER INTERNATIONAL, INC.


Date:  November 8, 2002       By:   /s/ Ronald A. McDougall
                                   Ronald A. McDougall,
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  November 8, 2002      By:   /s/ Charles M. Sonsteby
                                  Charles M. Sonsteby,
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)





                          CERTIFICATIONS

I, Ronald A. McDougall, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Brinker International, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4.   The   registrant's  other  certifying  officers  and  I  are
       responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002           By:  /s/ Ronald A. McDougall
                                        Ronald A. McDougall,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)





I, Charles M. Sonsteby, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Brinker International, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud,  whether  or  not  material,  that   involves
          management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002      By:   /s/ Charles M. Sonsteby
                                   Charles M. Sonsteby,
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)