Form 10-Q
period 2002-12-25
BRINKER INTERNATIONAL INC
filed 2003-02-07
CIK 703351

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C. 20549

                            FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended December 25, 2002

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

Yes   X   No

Number of shares of common stock of registrant outstanding at December 25, 2002: 96,956,412





                      BRINKER INTERNATIONAL, INC.

                               INDEX


Part I - Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets -
           December 25, 2002 (Unaudited) and June 26, 2002          3

        Consolidated Statements of Income
           (Unaudited) - Thirteen week and twenty-six week
           periods ended December 25, 2002 and
           December 26, 2001                                        4

        Consolidated Statements of Cash Flows
           (Unaudited) - Twenty-six week periods ended
           December 25, 2002 and December 26, 2001                  5

        Notes to Consolidated
           Financial Statements (Unaudited)                     6 - 8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    9 - 14

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                    14

     Item 4.  Controls and Procedures                              14

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders  17

     Item 6.  Exhibits and Reports on Form 8-K                17 - 18

        Signatures                                                 19

        Certifications                                        20 - 22




PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             BRINKER INTERNATIONAL, INC.
                             Consolidated Balance Sheets
                       (In thousands, except per share amounts)

                                                   December 25,            June 26,
                                                       2002                  2002
                                                    (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                          $   20,123             $   10,091
 Accounts receivable                                    34,726                 22,613
 Inventories                                            25,798                 25,190
 Prepaid expenses and other                             68,495                 66,727
 Income taxes receivable                                     -                 15,673
 Deferred income taxes                                   1,709                  1,660
  Total current assets                                 150,851                141,954
Property and Equipment, at Cost:
 Land                                                  263,261                254,000
 Buildings and leasehold improvements                1,178,805              1,091,434
 Furniture and equipment                               576,214                635,403
 Construction-in-progress                               57,562                 57,015
                                                     2,075,842              2,037,852
 Less accumulated depreciation and amortization       (643,788)              (682,435)
  Net property and equipment                         1,432,054              1,355,417
Other Assets:
 Goodwill, net                                         193,899                193,899
 Other                                                  85,528                 92,066
  Total other assets                                   279,427                285,965
  Total assets                                      $1,862,332             $1,783,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt             $   17,492             $   17,292
 Accounts payable                                       84,134                118,418
 Accrued liabilities                                   192,570                166,510
 Income taxes payable                                   41,756                      -
   Total current liabilities                           335,952                302,220
Long-term debt, less current installments              400,756                426,679
Deferred income taxes                                   17,899                 17,295
Other liabilities                                       71,988                 60,046

Shareholders' Equity:
 Common stock - 250,000,000 authorized shares; $0.10
  par value; 117,499,541 shares issued and
  96,956,412 shares outstanding at December 25,
  2002, and 117,500,054 shares issued and
  97,440,391 shares outstanding at June 26, 2002        11,750                11,750
 Additional paid-in capital                            332,397               330,191
 Retained earnings                                   1,036,930               954,701
                                                     1,381,077             1,296,642
 Less:
 Treasury stock, at cost (20,543,129 shares at
  December 25, 2002 and 20,059,663 shares at
  June 26, 2002                                       (342,609)             (317,674)
 Unearned compensation                                  (2,731)               (1,872)
  Total shareholders' equity                         1,035,737               977,096
  Total liabilities and shareholders' equity        $1,862,332            $1,783,336

See accompanying notes to consolidated financial statements.



                       BRINKER INTERNATIONAL, INC.
                    Consolidated Statements of Income
                 (In thousands, except per share amounts)
                               (Unaudited)

                                  Thirteen Week Periods Ended    Twenty-Six Week Periods Ended
                                  December 25,    December 26,    December 25,    December 26,
                                      2002           2001             2002            2001
Revenues                            $ 794,510       $ 685,751      $ 1,568,402    $ 1,358,406

Operating Costs and
Expenses:
 Cost of sales                        217,671         190,834          428,097        376,658
 Restaurant expenses                  447,343         377,260          870,949        744,080
 Depreciation and amortization         38,701          30,151           75,858         58,337
 General and administrative            31,776          30,688           64,321         58,247
   Total operating costs and expenses 735,491         628,933        1,439,225      1,237,322

Operating income                       59,019          56,818          129,177        121,084

Interest expense                        2,450           2,837            6,421          6,621
Other, net                                760           1,021             (830)           808

Income before provision for
 income taxes                          55,809          52,960          123,586        113,655

Provision for income taxes             18,584          18,324           41,357         39,385

   Net income                       $  37,225       $  34,636        $  82,229      $  74,270


Basic net income per share          $    0.38       $    0.35        $    0.85      $    0.76


Diluted net income per share        $    0.38       $    0.35        $    0.83      $    0.74



Basic weighted average
 shares outstanding                    96,784          97,718           96,981         98,366

Diluted weighted average
 shares outstanding                    98,848         100,131           99,041        100,875


See accompanying notes to consolidated financial statements.




                    BRINKER INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows
                           (In thousands)
                            (Unaudited)

                                                           Twenty-Six Week Periods Ended
                                                          December 25,      December 26,
                                                              2002              2001
Cash Flows from Operating Activities:
Net income                                                  $  82,229        $  74,270
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                75,858           58,337
  Amortization of deferred costs                                6,182            2,516
  Deferred income taxes                                           555            5,318
  Impairment of intangible asset                                4,123                -
  Changes in assets and liabilities, excluding
    effects of acquisitions:
     Receivables                                              (12,843)          (3,565)
     Inventories                                                 (608)             983
     Prepaid expenses and other                                 1,738           (1,052)
     Other assets                                               1,485            5,789
     Current income taxes                                      57,429           11,472
     Accounts payable                                         (34,284)           3,584
     Accrued liabilities                                       28,328           30,365
     Other liabilities                                          3,469            1,516
     Net cash provided by operating activities                213,661          189,533

Cash Flows from Investing Activities:
Payments for property and equipment                          (155,867)        (115,220)
Payments for purchases of restaurants                               -          (60,491)
Proceeds from sale of affiliate                                     -            4,000
Investment in equity method investees                          (1,750)         (12,322)
Repayment of notes receivable from affiliate                   11,000              325
Issuance of loan to affiliate                                  (1,400)          (1,000)
Net repayments from (advances to) affiliates                      730             (861)
     Net cash used in investing activities                   (147,287)        (185,569)

Cash Flows from Financing Activities:
Net payments on credit facilities                             (29,089)        (147,779)
Net proceeds from issuance of debt                                  -          244,243
Proceeds from issuances of treasury stock                      13,469           14,520
Purchases of treasury stock                                   (40,722)         (87,503)
     Net cash (used in)provided by financing activities       (56,342)          23,481

Net change in cash and cash equivalents                        10,032           27,445
Cash and cash equivalents at beginning of period               10,091           13,312
Cash and cash equivalents at end of period                  $  20,123        $  40,757

See accompanying notes to consolidated financial statements.



                         BRINKER INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                              (Unaudited)


1. Basis of Presentation

  The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 25, 2002 and June 26, 2002 and for the thirteen-week and twenty-six week periods ended December 25, 2002 and December 26, 2001, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC").    The  Company  owns,  operates,  or  franchises   various
restaurant  concepts  under  the  names  of  Chili's  Grill  &   Bar
("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), Big Bowl
Asian   Kitchen   ("Big   Bowl"),  and   Cozymel's   Coastal   Grill
("Cozymel's").   In addition, the Company owns an approximately  43%
interest   in  the  legal  entities  (collectively,  the   "Rockfish
Partnership")   owning   and  developing  Rockfish   Seafood   Grill
("Rockfish").

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

2.   Stock Option Plans

   The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123. Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share data):

                             Thirteen Week Periods Ended      Twenty-Six Week Periods Ended
                            December 25,     December 26,      December 25,    December 26,
                                2002            2001               2002            2001
Net income - as reported      $  37,225       $  34,636         $  82,229       $  74,270
reported

Add: Reported stock-based
  compensation expense,
  net of taxes                      621             692             1,195           1,074

Deduct: Fair value based
  compensation expense,
  net of taxes                   (4,714)         (4,510)           (9,031)         (8,158)

Net income - pro-forma        $  33,132       $  30,818         $  74,393       $  67,186

Earnings per share:
Basic - as reported           $    0.38       $    0.35         $    0.85       $    0.76
Basic - pro-forma             $    0.34       $    0.32         $    0.77       $    0.68

Diluted - as reported         $    0.38       $    0.35         $    0.83       $    0.74
Diluted - pro-forma           $    0.34       $    0.31         $    0.75       $    0.67

3. Investment in Unconsolidated Entities

   In July 2001, the Company acquired a partnership interest in Rockfish Partnership, a privately held Dallas-based restaurant company. The Company made a $12.3 million capital contribution to Rockfish Partnership in exchange for an approximate 40% ownership interest. In October 2002, the Company made an additional $1.8 million capital contribution to Rockfish Partnership increasing its ownership interest to 43%.

  The Company entered into a note agreement (the "Note") with Rockfish Partnership in December 2002. The Note is intended to fund future Rockfish development and allows Rockfish Partnership to borrow up to $4.0 million, bears interest at LIBOR plus 1.5%, and matures in
March  2003.   At  December 25, 2002, $1.4 million  was  outstanding
under the Note.

4. Provision for Impaired Assets and Restaurant Closings

   During the second quarter of fiscal 2003, the Company recorded a $5.4 million charge for long-lived asset impairments and exit costs resulting from the decision to close nine restaurants and to write down the assets of one under-performing restaurant. Substantially all of the assets were fully impaired. The impairment charges and exit costs are included in restaurant expenses in the consolidated statement of income.

  During the second quarter of fiscal 2003, the Company closed one of the two remaining PIZZAAHHH! restaurant locations and cancelled all future development plans for the concept. As a result of this
decision,   a   $4.1   million  impairment  charge   was   recorded,
representing  the  remaining  net book  value  of  the  intellectual
property  rights  associated  with  the  PIZZAAHHH!  concept.    The
impairment  charge  is  included  in  restaurant  expenses  in   the
consolidated statement of income.

5. Shareholders' Equity

   Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 1,443,000 shares of its common stock for $40.7 million during the first and second quarters of fiscal 2003, resulting in a cumulative repurchase total of approximately 17.5 million shares of its common stock for $368.3 million of the approved $410 million repurchase program. The Company's stock repurchase plan is used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

6. Supplemental Cash Flow Information

  Cash paid for interest and income taxes is as follows (in thousands):

                                                           Dec. 25,    Dec. 26,
                                                             2002        2001
Interest, net of amounts capitalized                       $ 1,454     $ 6,170
Net income tax (refunds) payments                          (16,627)     22,595

  Non-cash investing and financing activities are as follows (in thousands):

                                                           Dec. 25.    Dec. 26,
                                                             2002        2001

Restricted common stock issued, net of forfeitures         $ 4,524     $ 2,354
Increase in fair value of interest rate swaps and debt          94         409
Increase (decrease) in fair value of interest rate
  swaps on real estate leasing facility                      8,473      (1,441)

7. Related Party Transaction

   In fiscal 2002, the Company recorded an approximate $8.7 million charge in restaurant expenses to reduce its notes receivable from Eatzi's Corporation ("Eatzi's") to their net realizable value of
$11.0   million.  In  November  2002,  the  Company   completed   the
divestiture of Eatzi's and received an $11.0 million cash payment and
a $4.0 million promissory note.  The   promissory   note is unsecured
and payable only upon the closing of an initial public offering by Eatzi's. Due to the uncertainty of collecting the promissory note, the Company has established a reserve for the entire principal balance.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                          13 Week Periods Ended     26 Week Periods Ended
                                           Dec. 25,     Dec. 26,     Dec. 25,     Dec. 26,
                                             2002         2001         2002         2001
Revenues                                    100.0 %      100.0 %       100.0 %     100.0 %
Operating Costs and Expenses:
 Cost of sales                               27.4 %       27.8 %        27.3 %      27.7 %
 Restaurant expenses                         56.3 %       55.0 %        55.5 %      54.8 %
 Depreciation and amortization                4.9 %        4.4 %         4.8 %       4.3 %
 General and administrative                   4.0 %        4.5 %         4.1 %       4.3 %
   Total operating costs and expenses        92.6 %       91.7 %        91.7 %      91.1 %

Operating income                              7.4 %        8.3 %         8.3 %       8.9 %

Interest expense                              0.3 %        0.4 %         0.4 %       0.5 %
Other, net                                    0.1 %        0.1 %         0.0 %       0.1 %

Income before provision for income taxes      7.0 %        7.8 %         7.9 %       8.3 %
Provision for income taxes                    2.3 %        2.7 %         2.6 %       2.9 %

  Net income                                  4.7 %        5.1 %         5.3 %       5.4 %


   The following table details the number of restaurant openings during the second quarter and year-to-date and total restaurants open at the end of the second quarter.

                      Second Quarter       Year-to-Date       Total Open at End
                         Openings            Openings         Of Second Quarter
                    Fiscal     Fiscal     Fiscal    Fiscal     Fiscal     Fiscal
                     2003       2002       2003      2002       2003       2002
Chili's:
  Company-owned        17         16         36        25        664        606
  Franchised            7          8         10        14        200        182
     Total             24         24         46        39        864        788

Macaroni Grill:
  Company-owned         9          4         12         7        188        166
  Franchised            -          -          -         -          6          6
     Total              9          4         12         7        194        172

On The Border:
  Company-owned         3          1          4         3        115        105
  Franchised            -          1          1         1         19         20
     Total              3          2          5         4        134        125

Maggiano's              3          2          3         3         23         17

Corner Bakery:
  Company-owned         3          2          5         6         78         67
  Franchised            1          -          1         -          3          2
     Total              4          2          6         6         81         69

Big Bowl                2          -          4         -         16          9

Cozymel's               -          -          -         -         15         14

Rockfish Partnership    1          2          4         2         16         10

     Grand Total       46         36         80        61      1,343      1,204

REVENUES

  Revenues for the second quarter of fiscal 2003 increased to $794.5 million, 15.9% over the $685.8 million generated for the same quarter of fiscal 2002. Revenues for the twenty-six week period ended December 25, 2002 rose 15.5% to $1,568.4 million from the $1,358.4 million generated for the same period of fiscal 2002. The increases are primarily attributable to a net increase of 115 company-owned restaurants since December 26, 2001 and an increase in comparable store sales for the second quarter and year-to-date of fiscal 2003 as compared to the same periods of fiscal 2002. The Company increased its capacity (as measured in sales weeks) for the second quarter and year-to-date of fiscal 2003 by 13.7% and 14.5%, respectively, compared to the respective prior year periods. Comparable store sales increased 2.1% and 1.5% for the second quarter and year-to-date, respectively, from the same periods of fiscal 2002. Menu prices in the aggregate increased 1.5% in fiscal 2003 as compared to fiscal 2002.

COSTS AND EXPENSES (as a Percent of Revenues)

   Cost of sales decreased 0.4% for the second quarter and year-to-date of fiscal 2003 as compared to the same periods of fiscal 2002. These decreases were due to a 0.4% increase in menu prices for meat, seafood, poultry and alcohol and a 1.0% decrease in commodity prices for meat, seafood, dairy and cheese, offset by a 1.0% unfavorable product mix shift for meat, seafood and produce.

  Restaurant expenses increased 1.3% for the second quarter of fiscal 2003, as compared to the same period of fiscal 2002. The increase was primarily due to $5.4 million in charges resulting from the decision to close nine restaurants and to write down the assets of one under-performing restaurant and a $4.1 million impairment of intellectual property rights (see Note 4). The remaining increase was due primarily to increases in preopening expenses. Restaurant expenses increased 0.7% for year-to-date fiscal 2003 as compared to the same period of fiscal 2002. The increase was primarily due to the store closing and impairment charges previously discussed, partially offset by decreases in utility costs.

  Depreciation and amortization increased 0.5% for the second quarter and year-to-date of fiscal 2003 as compared to the same periods of
fiscal  2002.   The  increase  was due to  new  unit  construction,
ongoing  remodel  costs,  the  acquisition  of  previously   leased
equipment and real estate assets and restaurants acquired during fiscal 2002. These increases were partially offset by increased sales leverage and a declining depreciable asset base for older units.

  General and administrative expenses decreased 0.5% and 0.2% for the second quarter and year-to-date of fiscal 2003, respectively, as compared to the same periods of fiscal 2002. These decreases were primarily due to the Company's continued focus on controlling corporate expenditures and an increase in sales leverage.

  Interest expense decreased 0.1% for the second quarter and year-to-date of fiscal 2003 as compared with the same periods of fiscal 2002. These decreases were primarily due to a decrease in interest expense on the revolving lines-of-credit resulting from a lower
average   outstanding   balance,  and  an  increase   in   interest
capitalization  related  to increased new  restaurant  construction
activity.    These   decreases  were  partially   offset   by   the
amortization of debt issuance costs and debt discounts on the Company's $431.7 million convertible debt.

  Other, net remained flat for the second quarter of fiscal 2003 as compared with the same period of fiscal 2002. During the second quarter of fiscal 2003, the Company recorded a $1.3 million gain from life insurance proceeds, which was offset by an approximate $950,000 increase in net savings plan obligations and increased equity losses related to the Company's share in equity method investees. Other, net decreased 0.1% for the first six months of fiscal 2003 as compared to the same period of fiscal 2002. The decrease was primarily due to gains from life insurance proceeds received during the first and second quarters of fiscal 2003 totaling approximately $3.5 million. These gains were partially offset by a $1.5 million increase in the Company's net savings plan obligations and a $1.2 million increase in equity losses.

INCOME TAXES

   The Company's effective income tax rate decreased to 33.3% from 34.6% for the second quarter of fiscal 2003 and to 33.5% from 34.7% year-to-date of fiscal 2002. The decrease is primarily due to the non-taxable gains from life insurance proceeds.

NET INCOME AND NET INCOME PER SHARE

  Net income for the second quarter and year-to-date of fiscal 2003 increased 7.5% and 10.7%, respectively, compared to the same periods of fiscal 2002. Diluted net income per share increased for the second quarter and year-to-date of fiscal 2003 8.6% and 12.2%, respectively, compared to the same periods of fiscal 2002. Excluding the after-tax effects of the provision for impaired assets and restaurant closings ($6.4 million), net income for the second quarter and year-to-date of fiscal 2003 increased 25.7% and 19.2%, respectively, compared to the same periods of fiscal 2002. Diluted net income per share, excluding the provision for impaired assets and restaurant closings, increased 25.7% and 21.5% for the second quarter and year-to-date of fiscal 2003, respectively, compared to the same periods of fiscal 2002. The increase in both net income and diluted net income per share, excluding the provision for impaired assets and restaurant closings, was primarily due to increasing revenues driven by increases in sales weeks, comparable store sales, and menu prices and decreases in cost of sales and general and administrative expenses, partially offset by increases in restaurant and depreciation and amortization expenses as a percent of revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The working capital deficit increased from $160.3 million at June 26, 2002 to $185.1 million at December 25, 2002. Net cash provided by operating activities increased to $213.7 million for the first six months of fiscal 2003 from $189.5 million during the same period in fiscal 2002 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

  The Company's contractual obligations and credit facilities as of December 25, 2002 are as follows:

                                        Payment Due by Period
                                            (in thousands)
                                  Less than      2-3        4-5       After 5
                         Total     1 Year       Years      Years       Years
Convertible debt (a)   $ 258,493  $       -    $       -  $      -   $  258,493
Senior notes              46,047     15,923       30,124         -            -
Credit facilities         35,700          -       35,700         -            -
Capital leases            85,875      5,328        9,431     9,157       61,959
Mortgage loan
obligations               42,444      2,218        7,132     4,359       28,735
Operating leases         885,732     92,245      177,241   160,001      456,245

                              Amount of Credit Facility Expiration by Period
                                               (in thousands)
                         Total      Less than      2-3       4-5      Over 5
                      Commitment    1 year (b)    Years     Years      Years
Credit facilities     $ 375,000   $ 100,000     $ 275,000  $     -  $        -


 (a)      The   convertible  debt  was  issued   at   a   discount
    representing a yield to maturity of 2.75% per annum. The $258.5 million balance is the accreted carrying value of the debt at December 25, 2002. The convertible debt will continue to accrete at 2.75% per annum and if held to maturity in October 2021 the obligation will total $431.7 million.

 (b) The portion of the credit facilities that expires in less than one year is an uncommitted obligation giving the lenders the option not to extend the Company funding. However, the lenders have not exercised this option in the past and the Company anticipates that these funds will be available in the future. Should any or all of these obligations not be extended, the Company has adequate capacity under the committed facility, which does not expire until fiscal 2006.

   In October 2002, the Company made an additional $1.8 million capital contribution to Rockfish Partnership increasing its ownership interest to 43%. Additionally, the Company continued its investment strategy related to Rockfish by entering into a note agreement (the "Note") with Rockfish Partnership in December 2002. The Note is intended to fund future Rockfish development and allows Rockfish Partnership to borrow up to $4.0 million, bears interest at LIBOR plus 1.5%, and matures in March 2003. Rockfish intends to replace the Note with long-term financing upon maturity. At December 25, 2002, $1.4 million was outstanding under the Note.

   Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $155.9 million for the first six months of fiscal 2003 compared to $115.2 million for the same period of fiscal 2002. The increase is due primarily to an increase in the number of new store openings and the elimination of the use of equipment and real estate leasing facilities beginning in the third quarter of fiscal 2002. The Company estimates that its capital expenditures during the third quarter of fiscal 2003 will approximate $85 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

Pursuant to the Company's stock repurchase plan, approximately 1,443,000 shares of its common stock were repurchased for $40.7 million during the first and second quarters of fiscal 2003. As of December 25, 2002, approximately 17.5 million shares had been repurchased for $368.3 million under the approved $410 million stock repurchase plan. The Company repurchases common stock to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

   The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and from its strong internal cash generating capabilities to adequately manage the expansion of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation supercedes FIN 34 "Disclosure of Indirect Guarantee of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. There were no disclosures required during the second quarter of fiscal 2003 and the Company does not expect the adoption of the measurement and recognition provisions of this interpretation to have a material impact on its results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-
looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the
Company.    Such  forward-looking  statements  involve  risks   and
uncertainties  that  may  cause the  Company's  or  the  restaurant industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as "believes,"
"anticipates,"  "estimates,"  "predicts,"  "expects"  and   similar
expressions  that  convey  the  uncertainty  of  future  events  or
outcomes.   An  expanded discussion of some of these  risk  factors
follows.

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

   The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, there can be no assurance that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates, and a variety of other laws enacted by the states that govern these and other employment law matters. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Proxy Statement dated September 24, 2002 for the Annual Meeting of Shareholders held on November 14, 2002, as filed with the Securities and Exchange Commission on September 24, 2002, is incorporated herein by reference.

(a) The Annual Meeting of Shareholders of the Company was held on November 14, 2002.

(b) Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

                                         Votes Against
                            Votes For     or Withheld

     Ronald A. McDougall    84,773,226    2,098,347
     Douglas H. Brooks      86,460,108      411,465
     Dan W. Cook, III       85,394,664    1,476,909
     Marvin J. Girouard     84,572,097    2,299,476
     Ronald Kirk            86,430,326      441,247
     Jeffrey A. Marcus      86,385,916      485,657
     Erle Nye               86,193,729      677,844
     Cece Smith             84,574,970    2,296,603
     James E. Oesterreicher 84,571,833    2,299,740
     Roger T. Staubach      83,704,729    3,166,844

(c) The following matter was also voted upon at the meeting and approved by the shareholders:

(i) proposal regarding an amendment to the Stock Option and Incentive Plan

     Votes For                67,825,429
     Votes Against            18,947,662
     Votes Abstained              98,482

(d)The following matter was also voted upon at the meeting and rejected by the shareholders:

(i) proposal regarding genetically engineered ingredients in food products

     Votes For                 4,779,957
     Votes Against            58,670,236
     Votes Abstained          15,978,796


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


(b) Reports on Form 8-K

  A current report on Form 8-K, dated October 2, 2002 was filed with
the  Securities and Exchange Commission on October 2,  2002.   This
Form  8-K  contained  the statements under oath  of  the  Principal
Executive  Officer  and  Principal  Financial  Officer  issued   in
accordance with the Securities and Exchange Commission's order issued June 27, 2002 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRINKER INTERNATIONAL, INC.



Date:  February 7, 2003           By:   /s/ Ronald A. McDougall
                                      Ronald A. McDougall,
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)




Date:  February 7, 2003           By:   /s/ Charles M. Sonsteby
                                      Charles M. Sonsteby,
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




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




Date:  February 7, 2003        By:  /s/ Ronald A. McDougall
                                   Ronald A. McDougall,
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



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




Date:  February 7, 2003      By:   /s/ Charles M. Sonsteby
                                 Charles M. Sonsteby,
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)