Form 10-Q
period 2003-03-26
BRINKER INTERNATIONAL INC
filed 2003-05-12
CIK 703351

            UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON D.C. 20549

            FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2003

Commission File Number 1‑10275

            BRINKER INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

             DELAWARE                                                75‑1914582
    (State or other jurisdiction of                                    (I.R.S. Employer
    incorporation or organization)                                 Identification No.)

            6820 LBJ FREEWAY, DALLAS, TEXAS  75240
            (Address of principal executive offices)
            (Zip Code)

            (972) 980‑9917
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

Yes   X              No

Number of shares of common stock of registrant outstanding at March 26, 2003: 97,102,213

            BRINKER INTERNATIONAL, INC.

            INDEX

Part I - Financial Information

      Item 1.  Financial Statements

           Consolidated Balance Sheets -
            March 26, 2003 (Unaudited) and June 26, 2002                                                 3

           Consolidated Statements of Income
            (Unaudited) - Thirteen week and thirty-nine week
            periods ended March 26, 2003 and
            March 27, 2002                                                                                                  4

           Consolidated Statements of Cash Flows
            (Unaudited) - Thirty-nine week periods ended
            March 26, 2003 and March 27, 2002                                                                 5

           Notes to Consolidated
                        Financial Statements (Unaudited)                                                       6 - 9

      Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                           10 - 15

      Item 3.  Quantitative and Qualitative Disclosures
                        About Market Risk                                                                              15

      Item 4.  Controls and Procedures                                                                           15

Part II - Other Information

      Item 1.  Legal Proceedings                                                                                    17

      Item 6.  Exhibits                                                                                                    18

           Signatures                                                                                                        19

           Certifications                                                                                            20 - 22

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

March 26, 2003	June 26, 2002
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 9,195	$ 10,091
Accounts receivable	30,089	22,613
Inventories	24,352	25,190
Prepaid expenses and other	69,476	66,727
Income taxes receivable	-	15,673
Deferred income taxes	3,064	1,660
Total current assets	136,176	141,954
Property and Equipment, at Cost:
Land	267,952	254,000
Buildings and leasehold improvements	1,217,973	1,091,434
Furniture and equipment	573,213	635,403
Construction-in-progress	59,163	57,015
	2,118,301	2,037,852
Less accumulated depreciation and amortization	(644,657)	(682,435)
Net property and equipment	1,473,644	1,355,417
Other Assets:
Goodwill, net	193,899	193,899
Other	86,133	92,066
Total other assets	280,032	285,965
Total assets	$1,889,852	$1,783,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 17,605	$ 17,292
Accounts payable	93,402	118,418
Accrued liabilities	169,678	166,510
Income taxes payable	26,652	-
Total current liabilities	307,337	302,220
Long-term debt, less current installments	395,348	426,679
Deferred income taxes	37,654	17,295
Other liabilities	70,934	60,046

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
97,102,213 shares outstanding at March 26,
2003, and 117,500,054 shares issued and
97,440,391 shares outstanding at June 26, 2002	11,750	11,750
Additional paid-in capital	330,852	330,191
Retained earnings	1,083,090	954,701
Accumulated other comprehensive income	648	-
	1,426,340	1,296,642
Less:
Treasury stock, at cost (20,397,328 shares at March
26, 2003 and 20,059,663 shares at June 26, 2002)	(345,402)	(317,674)
Unearned compensation	(2,359)	(1,872)
Total shareholders' equity	1,078,579	977,096
Total liabilities and shareholders' equity	$1,889,852	$1,783,336
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended Thirty-Nine Week Periods Ended
	March 26,	March 27,	March 26,	March 27,
	2003	2002	2003	2002

Revenues	$ 840,776	$ 745,786	$ 2,409,178	$ 2,104,192

Operating Costs and Expenses:
Cost of sales	231,054	207,871	659,151	584,529
Restaurant expenses	461,360	417,407	1,332,309	1,161,487
Depreciation and amortization	40,380	34,273	116,238	92,610
General and administrative	34,810	29,586	99,131	87,833
Total operating costs and expenses	767,604	689,137	2,206,829	1,926,459

Operating income	73,172	56,649	202,349	177,733

Interest expense	3,730	4,034	10,151	10,655
Other, net	237	998	(593)	1,806

Income before provision for
income taxes	69,205	51,617	192,791	165,272

Provision for income taxes	23,045	17,447	64,402	56,832

Net income	$ 46,160	$ 34,170	$ 128,389	$ 108,440

Basic net income per share	$ 0.48	$ 0.35	$ 1.32	$ 1.11

Diluted net income per share	$ 0.47	$ 0.34	$ 1.30	$ 1.08

Basic weighted average
shares outstanding	97,025	97,694	96,996	97,924

Diluted weighted average
shares outstanding	98,901	100,652	98,988	100,588

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-Nine Week Periods Ended
	March 26,	March 27,
	2003	2002
Cash Flows from Operating Activities:
Net income	$ 128,389	$ 108,440
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	116,238	92,610
Amortization of deferred costs	8,961	5,311
Deferred income taxes	18,955	7,672
Impairment of intangible asset	4,123	-
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(7,622)	6,514
Inventories	838	2,756
Prepaid expenses and other	2,699	(591)
Other assets	3,103	3,171
Current income taxes	42,325	(303)
Accounts payable	(25,016)	22,396
Accrued liabilities	5,555	27,231
Other liabilities	2,935	640
Net cash provided by operating activities	301,483	275,847

Cash Flows from Investing Activities:
Payments for property and equipment	(239,762)	(304,303)
Payments for purchases of restaurants	-	(60,491)
Proceeds from sale of affiliate	-	4,000
Investment in equity method investees	(1,750)	(12,322)
Repayment of notes receivable from affiliate	11,000	325
Issuance of loan to affiliate	(3,800)	(1,000)
Net repayments from (advances to) affiliates	146	(817)
Net cash used in investing activities	(234,166)	(374,608)

Cash Flows from Financing Activities:
Net payments on credit facilities	(36,234)	(61,240)
Net proceeds from issuance of debt	-	244,243
Proceeds from issuances of treasury stock	21,354	33,459
Purchases of treasury stock	(53,333)	(107,886)
Net cash (used in) provided by financing activities	(68,213)	108,576

Net change in cash and cash equivalents	(896)	9,815
Cash and cash equivalents at beginning of period	10,091	13,312
Cash and cash equivalents at end of period	$ 9,195	$ 23,127

See accompanying notes to consolidated financial statements.

               BRINKER INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
       (Unaudited)

1.     Basis of Presentation

        The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 26, 2003 and June 26, 2002 and for the thirteen week and thirty-nine week periods ended March 26, 2003 and March 27, 2002, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), Maggiano's Little Italy ("Maggiano's"), Corner Bakery Cafe ("Corner Bakery"), Big Bowl Asian Kitchen ("Big Bowl"), and Cozymel's Coastal Grill ("Cozymel's").  In addition, the Company owns an approximate 43% interest in the legal entities (collectively, the "Rockfish Partnership") owning and developing Rockfish Seafood Grill ("Rockfish").

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

2.    Stock Option Plans

      The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123.  Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.  Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26,	March 27,	March 26,	March 27,
	2003	2002	2003	2002

Net income - as reported	$ 46,160	$ 34,170	$ 128,389	$ 108,440

Add: Reported stock-based compensation expense, net of taxes	310	655	1,505	1,730

Deduct: Fair value based compensation expense, net of taxes	(4,311)	(4,541)	(13,342)	(12,700)

Net income - pro-forma	$ 42,159	$ 30,284	$ 116,552	$ 97,470

Earnings per share:
Basic - as reported	$ 0.48	$ 0.35	$ 1.32	$ 1.11
Basic - pro-forma	$ 0.43	$ 0.31	$ 1.20	$ 1.00

Diluted - as reported	$ 0.47	$ 0.34	$ 1.30	$ 1.08
Diluted - pro-forma	$ 0.43	$ 0.30	$ 1.18	$ 0.97

3.    Investment in Equity Method Investees

       In July 2001, the Company acquired a partnership interest in Rockfish Partnership, a privately held Dallas-based restaurant company. The Company made a $12.3 million capital contribution to Rockfish Partnership in exchange for an approximate 40% ownership interest.  In October 2002, the Company made an additional $1.8 million capital contribution to Rockfish Partnership increasing its ownership interest to approximately 43%.

      The Company entered into a note agreement (the "Note") with Rockfish Partnership in December 2002.  The Note is intended to fund future Rockfish development and allows Rockfish Partnership to borrow up to $4.0 million and bears interest at LIBOR plus 1.5%.  The Note's original maturity date of March 2003 has been extended to July 2003.  At March 26, 2003, $3.8 million was outstanding under the Note.

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

5.   Shareholders' Equity

      Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 1.9 million shares of its common stock for $53.3 million for year-to-date fiscal 2003, resulting in a cumulative repurchase total of approximately 17.9 million shares of its common stock for $380.9 million of the approved $410.0 million repurchase program. The Company's stock repurchase plan is used by the Company to increase shareholder value, offset the dilutive effect of stock option exercises, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

     The Company had other comprehensive income, net of tax, of $648,000 for the thirteen week and thirty-nine week periods ended March 26, 2003, which consisted solely of unrealized gains on investments in mutual funds.  Total comprehensive income, net of tax, for the thirteen week and thirty-nine week periods ended March 26, 2003 was $46.8 million and $129.0 million, respectively.

6.   Supplemental Cash Flow Information

   Cash paid for interest and income taxes is as follows (in thousands):

	Mar. 26, 2003	Mar. 27, 2002

Interest, net of amounts capitalized	$ 1,937	$ 6,712
Net income tax payments	3,122	49,462

   Non-cash investing and financing activities are as follows (in thousands):

	Mar. 26, 2003	Mar. 27, 2002

Restricted common stock issued, net of forfeitures	$ 4,644	$ 2,435
Increase in fair value of interest rate swaps and debt	294	544
Increase (decrease) in fair value of interest rate swaps on real estate leasing facility	8,470	(1,370)
Unrealized gains on investments in mutual funds	648	-

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

8.    Contingencies

      In April 2003, the Attorney General of California filed a complaint under California's Proposition 65 seeking penalties and injunctive relief against multiple restaurant groups, including the Company.  Proposition 65 is a notice statute requiring a party to advise the public and its employees if a premise contains products that are known to cause cancer or reproductive toxicity.  Methyl mercury compounds, which are listed under Proposition 65 to cause cancer and reproductive toxicity, can be found in certain select fish that have been or are served by the Company's restaurants.  The complaint alleges the Company did not post appropriate notices in its restaurants related to these mercury compounds.  The Company is in the preliminary stages of settlement discussions with the Attorney General.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

13 Week Periods Ended			39 Week Periods Ended
	Mar. 26,	Mar. 27,	Mar. 26,	Mar. 27,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.5%	27.9%	27.4%	27.8%
Restaurant expenses	54.9%	56.0%	55.3%	55.2%
Depreciation and amortization	4.8%	4.6%	4.8%	4.4%
General and administrative	4.1%	4.0%	4.1%	4.2%
Total operating costs and expenses	91.3%	92.5%	91.6%	91.6%

Operating income	8.7%	7.5%	8.4%	8.4%

Interest expense	0.5%	0.5%	0.4%	0.5%
Other, net	0.0%	0.1%	0.0%	0.1%

Income before provision for income taxes	8.2%	6.9%	8.0%	7.8%
Provision for income taxes	2.7%	2.3%	2.7%	2.7%

Net income	5.5%	4.6%	5.3%	5.1%

      The following table details the number of restaurant openings during the third quarter and year-to-date and total restaurants open at the end of the third quarter.

	Third Quarter		Year-to-Date		Total Open at End
	Openings		Openings		Of Third Quarter
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2002	2003	2002	2003	2002
Chili's:
Company-owned	16	16	52	41	677	618
Franchised	5	6	15	20	203	188
Total	21	22	67	61	880	806

Macaroni Grill:
Company-owned	3	6	15	13	189	172
Franchised	1	-	1	-	7	6
Total	4	6	16	13	196	178

On The Border:
Company-owned	-	4	4	7	115	108
Franchised	-	1	1	2	19	18
Total	-	5	5	9	134	126

Maggiano's	1	1	4	4	24	18

Corner Bakery:
Company-owned	3	3	8	9	81	70
Franchised	-	-	1	-	3	2
Total	3	3	9	9	84	72

Big Bowl	2	2	6	2	17	11

Cozymel's	-	1	-	1	15	15

Rockfish Partnership	4	-	8	2	20	10

Grand Total	35	40	115	101	1,370	1,236

REVENUES

      Revenues for the third quarter of fiscal 2003 increased to $840.8 million, 12.7% over the $745.8 million generated for the same quarter of fiscal 2002.  Revenues for the thirty-nine week period ended March 26, 2003 rose 14.5% to $2,409.2 million from the $2,104.2 million generated for the same period of fiscal 2002.  The increases are primarily attributable to a net increase of 106 company-owned restaurants since March 27, 2002 and an increase in comparable store sales for the third quarter and year-to-date of fiscal 2003 as compared to the same periods of fiscal 2002. The Company increased its capacity (as measured in sales weeks) for the third quarter and year-to-date of fiscal 2003 by 11.6% and 13.5%, respectively, compared to the respective prior year periods. Comparable store sales increased 0.9% and 1.3% for the third quarter and year-to-date, respectively, from the same periods of fiscal 2002.  Menu prices in the aggregate increased 1.4% in fiscal 2003 as compared to fiscal 2002.

COSTS AND EXPENSES (as a Percent of Revenues)

      Cost of sales decreased 0.4% for the third quarter and year-to-date of fiscal 2003 as compared to the same periods of fiscal 2002. These decreases were due primarily to a 0.3% increase in menu prices for meat, seafood, and alcohol and an approximate 0.8% decrease in commodity prices for meat, seafood, dairy and cheese, offset by a 0.7% unfavorable product mix shift for meat, seafood and produce.

      Restaurant expenses decreased 1.1% for the third quarter of fiscal 2003, as compared to the same period of fiscal 2002.  The decrease was primarily due to an approximate $11.0 million expense recorded in the third quarter of fiscal 2002 related to the settlement of certain California labor matters.  The decrease was partially offset by higher payroll taxes, health insurance and worker's compensation costs and lower labor productivity due to poor weather. Restaurant expenses increased 0.1% for year-to-date fiscal 2003 as compared to the same period of fiscal 2002.  The increase was primarily due to $5.4 million in charges resulting from the decision to close nine restaurants and to write down the assets of one under-performing restaurant and a $4.1 million impairment of intellectual property rights, both recorded during the second quarter of fiscal 2003 (see Note 4).  The increase was substantially offset by the expense associated with the settlement of certain California labor matters previously discussed.

      Depreciation and amortization increased 0.2% and 0.4% for the third quarter and year-to-date of fiscal 2003, respectively, as compared to the same periods of fiscal 2002. These increases were due to new unit construction, ongoing remodel costs, the acquisition of previously leased equipment and real estate assets and restaurants acquired during fiscal 2002. These increases were partially offset by increased sales leverage and a declining depreciable asset base for older units.

      General and administrative expenses increased 0.1% for the third quarter of fiscal 2003 as compared to the same period of fiscal 2002.  This increase was primarily due to increased labor and health insurance costs. General and administrative expenses decreased 0.1% for year-to-date of fiscal 2003 as compared to the same period of fiscal 2002. This decrease was primarily due to an increase in sales leverage.

      Interest expense remained flat for the third quarter of fiscal 2003 as compared with the same period of fiscal 2002.  Interest expense decreased 0.1% for year-to-date fiscal 2003 as compared with the same period of fiscal 2002. The decrease was primarily due to a decrease in interest expense on the revolving lines-of-credit resulting from a lower average outstanding balance, and an increase in interest capitalization related to increased new restaurant construction activity.  These decreases were partially offset by the amortization of debt issuance costs and debt discounts on the Company's $431.7 million convertible debt.

      Other, net decreased 0.1% for the third quarter of fiscal 2003 as compared with the same period of fiscal 2002.  The decrease was primarily due to an approximate $740,000 decrease in net savings plan obligations, partially offset by increased equity losses related to the Company's share in equity method investees. Other, net decreased 0.1% for the first nine months of fiscal 2003 as compared to the same period of fiscal 2002.  The decrease was primarily due to gains from life insurance proceeds received during the first and second quarters of fiscal 2003 totaling approximately $3.5 million.  These gains were partially offset by a $775,000 increase in the Company's net savings plan obligations and a $1.2 million increase in equity losses.

INCOME TAXES

      The Company's effective income tax rate decreased to 33.3% for the third quarter of fiscal 2003 from 33.8% for the third quarter of fiscal 2002. The Company's effective income tax rate decreased to 33.4% for year-to-date fiscal 2003 from 34.4% for year-to-date fiscal 2002.  These decreases were primarily due to the non-taxable gains from life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

      The working capital deficit increased from $160.3 million at June 26, 2002 to $171.2 million at March 26, 2003.  Net cash provided by operating activities increased to $301.5 million for the first nine months of fiscal 2003 from $275.8 million during the same period in fiscal 2002 due to increased profitability and the timing of operational receipts and payments.  The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

      The Company's contractual obligations and credit facilities as of March 26, 2003 are as follows:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Convertible debt (a)	$ 260,278	$ -	$ -	$ -	$ 260,278
Senior notes	46,247	16,384	29,863	-	-
Credit facilities	29,200		29,200	-	-
Capital leases	83,923	5,312	9,234	9,200	60,177
Mortgage loan obligations	41,905	2,259	7,108	4,353	28,185
Operating leases	898,830	94,783	183,008	163,962	457,077
Amount of Credit Facility Expiration by Period (in thousands)
	Total Commitment	Less than 1 year (b)	2-3 Years	4-5 Years	Over 5 Years
Credit facilities	$ 345,000	$ 70,000	$ 275,000	$ -	$ -

(a)     The convertible debt was issued at a discount representing a yield to maturity of 2.75% per annum.  The $260.3 million balance is the accreted carrying value of the debt at March 26, 2003.  The convertible debt will continue to accrete at 2.75% per annum and if held to maturity in October 2021 the obligation will total $431.7 million.

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

        In October 2002, the Company made an additional $1.8 million capital contribution to Rockfish Partnership increasing its ownership interest to approximately 43%. Additionally, the Company continued its investment strategy related to Rockfish by entering into a note agreement (the "Note") with Rockfish Partnership in December 2002.  The Note is intended to fund future Rockfish development and allows Rockfish Partnership to borrow up to $4.0 million and bears interest at LIBOR plus 1.5%. The Note's original maturity date of March 2003 has been extended to July 2003. Upon maturity, Rockfish intends to replace the Note with long-term financing provided by the Company or third-party lenders.  At March 26, 2003, $3.8 million was outstanding under the Note.

        Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures, net of amounts funded under the respective equipment and real estate leasing facilities, were $239.8 million for the first nine months of fiscal 2003 compared to $304.3 million for the same period of fiscal 2002. The decrease is due primarily to the acquisition of the remaining assets leased under the equipment and real estate leasing facilities in fiscal 2002, partially offset by an increase in the number of new store openings during fiscal 2003. The Company estimates that its capital expenditures during the fourth quarter of fiscal 2003 will approximate $94 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

       Pursuant to the Company's stock repurchase plan, approximately 1.9 million shares of its common stock were repurchased for $53.3 million for year-to-date fiscal 2003.  As of March 26, 2003, approximately 17.9 million shares had been repurchased for $380.9 million under the approved $410.0 million stock repurchase plan.  The Company repurchases common stock to increase shareholder value, offset the dilutive effect of stock option exercises, satisfy obligations under its savings plans, and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity. The Company financed the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

      The Company is not aware of any other event or trend which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its lines of credit and from its strong internal cash generating capabilities to adequately manage the expansion of business.

RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities".  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003.  The Company is in the process of assessing the impact that FIN 46 will have on its consolidated financial statements.

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

PART II.  OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

      In April 2003, the Attorney General of California filed a complaint under California's Proposition 65 seeking penalties and injunctive relief against multiple restaurant groups, including the Company.  Proposition 65 is a notice statute requiring a party to advise the public and its employees if a premise contains products that are known to cause cancer or reproductive toxicity.  Methyl mercury compounds, which are listed under Proposition 65 to cause cancer and reproductive toxicity, can be found in certain select fish that have been or are served by the Company's restaurants.  The complaint alleges the Company did not post appropriate notices in its restaurants related to these mercury compounds.  The Company is in the preliminary stages of settlement discussions with the Attorney General.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

                                                  BRINKER INTERNATIONAL, INC.

Date:  May 12, 2003                By:       /s/ Ronald A. McDougall
                                                          Ronald A. McDougall,
                                                         Chairman of the Board and
                                                         Chief Executive Officer
                                                         (Principal Executive Officer)

Date:  May 12, 2003                 By:     /s/ Charles M. Sonsteby
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

Date:  May 12, 2003                By:    /s/ Ronald A. McDougall
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

Date:  May 12, 2003                By:    /s/ Charles M. Sonsteby
                                                          Charles M. Sonsteby,
                                                          Executive Vice President and
                                                          Chief Financial Officer
                                                          (Principal Financial Officer)