Form 10-K
period 2003-06-25
BRINKER INTERNATIONAL INC
filed 2003-09-23
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2003	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number,
including area code (972) 980-9917

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $0.10 par value
Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   X    No ___

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at September 9, 2003 was $3,302,094,716.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 9, 2003
Common Stock, $0.10 par value	96,726,082 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 25, 2003, are incorporated by reference into Part II hereof, to the extent indicated herein.  Portions of the registrant's Proxy Statement for its annual meeting of shareholders on November 13, 2003, to be dated on or about September 23, 2003, are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

Item 1.  BUSINESS.

General

Brinker International, Inc. (the "Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Grill ("Cozymel's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl") restaurant concepts.  Additionally, in July 2001, the Company acquired a 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").  In October 2002, the Company made an additional capital contribution to Rockfish increasing its ownership interest to approximately 43%.  The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977.  The Company completed the acquisitions of Macaroni Grill, On The Border, Cozymel's, Maggiano's, Corner Bakery and Big Bowl in November 1989, May 1994, July 1995, August 1995, August 1995, and February 2001, respectively.

Primary Restaurant Concepts

Chili's Grill & Bar

Chili's is a full-service restaurant, featuring a casual atmosphere and a varied menu of chicken, beef and seafood entrees, steaks, hamburgers, ribs, fajitas, sandwiches, salads, appetizers and desserts, all of which are prepared fresh daily according to special Chili's recipes.  A full-service bar is available at each Chili's restaurant, with a variety of margaritas, including The Presidente Margarita, offered as the concept's specialty drink.

Chili's restaurants feature quick, efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover, with an average turnover time per table of approximately 45 minutes.  Service personnel are dressed casually in jeans, knit shirts, t-shirts, and aprons to reinforce the casual, informal environment.  The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia.

Emphasis is placed on serving substantial portions of fresh, high quality food at modest prices.  Entree selections range in menu price from $5.79 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $11.38 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 86.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.5%.

Romano's Macaroni Grill

Macaroni Grill is a casual, fun Italian restaurant full of the sights, sounds and aromas of a traditional Tuscan kitchen.  Enjoyed for any occasion, guests enjoy their favorite Italian dishes along with special signature pastas, grilled features, seafood, salads and pizza - all prepared by talented chefs in open kitchens.  The restaurant has an old world charm with wood burning ovens, festive string lights, fresh flowers, broad selection of wine, and display cooking.  Guests are met with a sincere welcome at the door and enjoy warm, knowledgeable service.  Additionally, guests enjoy the convenience of Macaroni Grill's Curbside To Go service where delicious, chef-prepared meals are delivered right to their cars for them to share at home with friends and family.

Entree selections range in menu price from $5.99 to $16.99 with monthly chef features priced separately.  The average revenue per meal, including alcoholic beverages, is approximately $14.00 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 87.1% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.9%.

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

Entree selections range in menu price from $6.95 to $32.95, with the average revenue per meal, including alcoholic beverages, approximating $25.34 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 78.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.8%.

On The Border Mexican Grill & Cantina

On The Border restaurants are full-service, casual Mexican restaurants featuring mesquite-grilled favorites and traditional Tex-Mex appetizers, entrees and desserts served in generous portions at modest prices.  On The Border restaurants feature a full-service bar, an outdoor patio, booth and table seating in the dining room, and a colorful, festive atmosphere.  On The Border restaurants also offer enthusiastic table service to facilitate table turnover while simultaneously providing customers with a satisfying casual dining experience.  In addition, On The Border offers To Go service intended to fill the need for speed and convenience while offering a quality take-out experience.  On The Border also offers catering service from simple drop-off delivery to full-service event planning.

Entree selections range in menu price from $5.49 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $13.40 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 78.8% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 21.2%.

Cozymel's Coastal Grill

Cozymel's restaurants are casual, upscale coastal Mexican restaurants featuring a daily fresh fish special, grilled chicken and beef entrees, appetizers, desserts and a full-service bar featuring a wide variety of signature margaritas, martinis, wine and specialty frozen beverages.  Cozymel's restaurants offer a "Tropical, not Typical" atmosphere, which includes an outdoor patio, intended to evoke the atmosphere of a coastal Mexican resort.

Entree selections range in menu price from $6.49 to $15.99 with the average revenue per meal, including alcoholic beverages, approximating $15.95 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 76.0% of the concept's total restaurant revenues, with alcoholic beverages accounting for the remaining 24.0%.

Corner Bakery Cafe

Corner Bakery is a retail bakery cafe serving breakfast, lunch and dinner in the emerging quick-casual dining segment.  Corner Bakery is committed to providing a variety of menu selections.  Featured in the cafes are specialty sandwiches, fresh salads, hot soups, panini and pastas.  While retaining a relaxed atmosphere, Corner Bakery exemplifies casual elegance, with most bakeries having both indoor and outdoor seating.  Savory foods, breads and sweets are created seasonally to take advantage of the highest quality ingredients available.  Corner Bakery catering offers a wide range of gift baskets, breakfast and sandwich trays and lunch boxes for any size meeting or social event.

Prices for menu items range from $1.00 to $6.99 with the average revenue per meal, including alcoholic beverages, approximating $7.49 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted over 99.0% of the concept's total restaurant revenues.  Catering sales constituted approximately 20.8% of such food and non-alcoholic beverage sales.

Big Bowl Asian Kitchen

Big Bowl features contemporary Asian cuisine prepared with fresh ingredients in a casual, vibrant atmosphere.  Big Bowl is distinguished by its authentic, full-flavored menu that features four kinds of fresh noodles, chicken pot stickers and dumplings, hand-rolled summer rolls, seasonal stir-fry dishes featuring local produce, wok-seared fish, and signature beverages, such as "homemade" ginger soda and tropical cocktails.  Big Bowl's focus on quality means garlic, ginger and lemon grass are chopped daily, lemon juice is hand squeezed, and peanut sauce is prepared with fresh peanuts.  Big Bowl's flavorful broths, curry pastes, dip sauces and condiments are made from scratch.  Big Bowl's interactive stir-fry bar allows the guests to help themselves to a "Farmers' Market" array of vegetables to be wok-cooked with their own choice of sauces and meats with noodles or rice.  While honoring its Asian culinary tradition, Big Bowl strives to deliver fine quality at great value, assisted by a service team carefully trained to guide guests through this new culinary experience.

Entree selections range in menu price from $6.95 to $12.95, with the average revenue per meal, including alcoholic beverages, approximating $13.00 per person.  During the year ended June 25, 2003, food and non-alcoholic beverage sales constituted approximately 89.0% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 11.0%.

Jointly-Developed Concept

Rockfish Seafood Grill

Rockfish offers fresh, flavorful seafood dishes served in a lively environment.  Reminiscent of a fly-fishing camp, the Rockfish decor features piney wood tables, river rock fireplaces and an open kitchen with chefs preparing the catch of the day.  The restaurant serves a wide variety of reasonably priced seafood ranging from salmon and trout to catfish, shrimp and crab.  Daily chalkboard specials featuring various items, including, when in-season, Copper River Salmon, are also very popular with diners.  Friendly, attentive servers clad in Rockfish t-shirts and jeans add to the casual backdrop.  All locations feature full-service bars and most have patio seating availability.

Entree selections range in menu price from $5.63 to $15.35 with chalkboard specials priced on a daily basis.  The average revenue per meal, including alcoholic beverages, is approximately $14.00 per person.  During the year ending June 25, 2003, food and alcoholic beverage sales constituted approximately 85.0% of the concept's total revenues, with alcoholic beverage sales accounting for the remaining 15.0%.

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

The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards.  In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation.  If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's measurement criteria, such as return on investment and area demographic trends, do not support relocation.  Since inception, the Company has closed fifty-three restaurants, including twelve in fiscal 2003, which were performing below the Company's standards primarily due to declining trade area demographics.  The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

The following table illustrates the system-wide restaurants opened in fiscal 2003 and the planned openings in fiscal 2004:

	Fiscal 2003 Openings	Fiscal 2004 Projected Openings
Chili's: Company-Operated Franchise	68 19	72-75 20-24
Macaroni Grill: Company-Operated Franchise	21 2	21-23 3-4
Maggiano's	5	3-4
On The Border: Company-Operated Franchise	4 1	4-5 0-1
Corner Bakery Company-Operated Franchise	12 1	5-8 0
Big Bowl	7	2-3
Rockfish	8	4-6
Cozymel's	1	0
Total	149	134-153

The Company anticipates that some of the fiscal 2004 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes some of the land cost and all, or substantially all, of the building construction costs.  In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border	Big Bowl	Corner Bakery
Land	$ 690,000	$ 870,000	$2,220,000	$ 820,000	$800,000	$ 600,000
Building	1,050,000	1,225,000	2,200,000	1,200,000	1,075,000	550,000
Furniture & Equipment	440,000	505,000	1,150,000	550,000	450,000	310,000
Other	60,000	80,000	70,000	80,000	60,000	30,000
Total	$2,240,000	$2,680,000	$5,640,000	$2,650,000	$2,385,000	$1,490,000

The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

Franchise Operations

The Company intends to continue its expansion through franchise development, both domestically and internationally.  At June 25, 2003, thirty-eight total joint venture or franchise development agreements existed.  During the year ended June 25, 2003, nineteen Chili's, two Macaroni Grill, one Corner Bakery and one On The Border franchised restaurants were opened.

In fiscal 2003, the Company sold the Boise, Idaho Macaroni Grill restaurant to a franchisee and entered into the first domestic franchise development agreement for Macaroni Grill for the states of Washington and Oregon.  In fiscal 2004, the first Chili's will open in Japan on the Kadena Air Force Base in Okinawa.

The Company intends to selectively pursue domestic and international expansion and is currently contemplating development in other countries.  A typical franchise development agreement provides for payment of area development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant.  Future franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

Jointly-Developed Operations

From time to time, the Company enters into agreements for research and development activities related to the testing of new restaurant concepts, typically acquiring a significant equity interest in such ventures.  The Company's ownership interest in the legal entities owning the Rockfish restaurants is approximately 43%.  At June 25, 2003, twenty Rockfish restaurants were operating, located in the states of Arizona, New Mexico and Texas.

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

Advertising and Marketing

The Company's concepts generally focus on the eighteen to fifty-four year old age group, which constitutes approximately half of the United States population.  Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience.  To attract this target group, the Company relies primarily on television, radio, direct mail advertising and information communicated by customers.

The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities.  Franchisees spend additional amounts on local advertising when approved by the Company.

Employees

At June 25, 2003, the Company employed approximately 96,200 persons, of whom approximately 1,100 were corporate personnel, 5,850 were restaurant area directors, managers or trainees and 89,250 were employed in non-management restaurant positions.  The executive officers of the Company have an average of over 21 years of experience in the restaurant industry.

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

Trademarks

The Company has registered and/or pending, among other marks, "Big Bowl", "Big Bowl Asian Kitchen", "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "Corner Bakery", "Corner Bakery Cafe", "Cozymel's", "Cozymel's Coastal Grill", "Cozymel's Coastal Mexican Grill", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "On The Border Mexican Grill & Cantina", as trademarks with the United States Patent and Trademark Office.

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

Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located.  The Company generally has not encountered any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future.

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

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  Although the Company expects increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future.  However, the Company's vendors may be affected by higher minimum wage standards, which may result in increases in the price of goods and services supplied to the Company.

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

The Company's success depends in part on its ability to absorb increases in utility costs.  Various regions of the United States in which the Company operates multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices.  If these increases should recur, they will have an adverse effect on the Company's profitability.

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

Available Information

The Company maintains an internet website with the address of http://www.brinker.com.  Copies of the Company's reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.  In addition, copies of the Company's corporate governance materials, including, Corporate Governance Guidelines, Governance and Nominating Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy, are available for viewing and copying at the website, free of charge.

Item 2.  PROPERTIES.

Restaurant Locations

At June 25, 2003, the Company's system of company-operated, jointly-developed and franchised units included 1,402 restaurants located in forty-nine states, Washington, D.C., Australia, Bahrain, Canada, Egypt, Great Britain, Guatemala, Indonesia, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, and Venezuela.  The Company's portfolio of restaurants is illustrated below:

Chili's: Company-Operated Franchise	693 207
Macaroni Grill: Company-Operated Franchise	194 8
Maggiano's	25
On The Border: Company-Operated Franchise	114 19
Corner Bakery: Company-Operated Franchise	85 3
Big Bowl	18
Rockfish	20
Cozymel's	16
Total	1,402

The 900 Chili's restaurants include domestic locations in 49 states and foreign locations in 21 countries.  The 202 Macaroni Grill restaurants include domestic locations in 38 states and foreign locations in Canada, Great Britain, Mexico and Puerto Rico.  The Maggiano's, On The Border, Corner Bakery, Big Bowl and Cozymel's restaurants are located exclusively within the United States in 12 (and the District of Columbia), 31,  8 (and the District of Columbia), 6 and 9 states, respectively.

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border	Big Bowl
Square Feet	4,200 - 5,500	7,000 - 7,200	12,000 - 18,000	5,700 - 6,200	5,500 - 5,700
Dining Seats	145 - 215	250 - 275	500 - 725	225 - 235	195 - 200
Dining Tables	35 - 50	55 - 65	100 - 150	50 - 55	45 - 50

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

Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 35 years.  The leases typically provide for a fixed rental plus percentage rentals based on sales volume.  At June 25, 2003, the Company owned the land and/or building for 814 of the 1,145 Company-operated restaurants.  The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

Other Properties

The Company leases warehouse space totaling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies.  The Company owns an office building containing approximately 108,021 square feet which it uses for part of its corporate headquarters and menu development activities.  The Company leases an additional office complex containing approximately 198,000 square feet for the remainder of its corporate headquarters, of which approximately 151,860 square feet is currently utilized by the Company, and the remaining 46,140 square feet is under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters.  The Company also leases office space in Arizona, California, Colorado, the District of Columbia, Florida, Illinois, Missouri, New Jersey, North Carolina, Rhode Island and Texas for use as regional operation or real estate/construction offices.  The size of these office leases range from 144 square feet to 3,600 square feet.  The Company owns or leases warehouse space in California, Georgia, Illinois and Texas for use as commissaries for the preparation of bread and other food products for its Corner Bakery stores.  The size of these commissaries range from 11,383 square feet to 20,000 square feet.

Item 3.    LEGAL PROCEEDINGS.

In April 2003, the Attorney General of California filed a complaint under California's Proposition 65 seeking penalties and injunctive relief against multiple restaurant groups, including the Company.  Proposition 65 is a notice statute requiring a party to advise the public and its employees if a premise contains products that are known to cause cancer or reproductive toxicity.  Methyl mercury compounds, which are listed under Proposition 65 to cause cancer and reproductive toxicity, can be found in certain select fish that have been or are served by the Company's restaurants.  The complaint alleges the Company did not post appropriate notices in its restaurants related to these mercury compounds.  The Company is in the preliminary stages of settlement discussions with the Attorney General.  It is not possible at this time to reasonably estimate the possible loss or range of loss.

Due to the size of the Company and the nature of its business, the Company is routinely subject to compliance reviews by the Internal Revenue Service ("IRS") and other taxing jurisdictions on various tax matters, including challenges to various positions the Company asserts.  The Company believes it has adequately accrued for tax contingencies that have met both the probable and reasonably estimable criteria.  There are no amounts accrued for certain other tax contingencies that do not meet this criteria.  In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

Fiscal year ended June 25, 2003:

	High	Low
First Quarter	$32.60	$25.12
Second Quarter	$32.25	$25.64
Third Quarter	$32.95	$26.40
Fourth Quarter	$36.68	$30.30

Fiscal Year ended June 26, 2002:

	High	Low
First Quarter	$27.41	$22.45
Second Quarter	$30.04	$22.51
Third Quarter	$35.45	$29.39
Fourth Quarter	$35.10	$30.03

As of September 9, 2003, there were 1,177 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business.  Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

In October 2001, the Company issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the "Debentures").  The Debentures and the common stock issuable upon conversion of the Debentures were not registered under the Securities Act of 1933, as amended.  Banc of America Securities LLC and Salomon Smith Barney Inc. served as the joint book-running managers for the offering.  The Debentures were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended).  The aggregate offering price for the Debentures was approximately $250.0 million and the aggregate underwriting discount of 2.125% was approximately $5.3 million.  The Debentures are redeemable at the Company's option beginning on October 10, 2004, and the holders of the Debentures may require the Company to redeem the Debentures on October 10, 2003, 2005, 2011 or 2016, and in certain other circumstances.  In addition, each $1,000 Debenture is convertible into 18.08 shares of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price at specified dates, the Company exercises its option to redeem the Debentures, a credit rating of the Debentures is reduced below Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions.  The accreted conversion price is equal to the issue price of the Debenture plus accrued original issue discount divided by 18.08 shares.  The proceeds of the offering were used for repayment of existing indebtedness, restaurant acquisitions, purchases of outstanding common stock under the Company's stock repurchase plan, and for general corporate purposes.

Except as described in the immediately preceding paragraph, during the three-year period ended on September 9, 2003, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA.

"Selected Financial Data" is incorporated herein by reference from the 2003 Annual Report to Shareholders and is presented on page F-1 of Exhibit 13 to this report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2003 Annual Report to Shareholders and is presented on pages F-2 through F‑10 of Exhibit 13 to this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2003 Annual Report to Shareholders and is presented on page F-6 of Exhibit 13 to this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Index to Financial Statements attached hereto on page 18 for a listing of all financial statements incorporated by reference from the 2003 Annual Report to Shareholders attached as part of Exhibit 13 to this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors - Information About Nominees", "Board Organization", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be dated on or about September 23, 2003, for the annual meeting of shareholders on November 13, 2003, are incorporated herein by reference.

The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has posted a copy of the code on the Company's internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_policy_pf.asp.  Copies of the code may be obtained free of charge from the Company's website at the above internet address.

Item 11.  EXECUTIVE COMPENSATION.

"Executive Compensation" and "Report of the Compensation Committee" in the Company's Proxy Statement to be dated on or about September 23, 2003, for the annual meeting of shareholders on November 13, 2003, are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS.

"Election of Directors - Stock Ownership of Directors", "Executive Compensation - Equity Compensation Plan Information", and "Stock Ownership of Certain Persons" in the Company's Proxy Statement to be dated on or about September 23, 2003, for the annual meeting of shareholders on November 13, 2003, are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be dated on or about September 23, 2003, for the annual meeting of shareholders on November 13, 2003, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 "Report of the Audit Committee" in the Company's Proxy Statement to be dated on or about September 23, 2003, for the annual meeting of shareholders on November 13, 2003, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    (1) Financial Statements.

Reference is made to the Index to Financial Statements attached hereto on page 18 for a listing of all financial statements attached as Exhibit 13 to this report.

(a)    (2) Financial Statement Schedules.

None.

(a)    (3) Exhibits.

Reference is made to the Exhibit Index preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this report.

(b)    Reports on Form 8-K.

A current report on Form 8-K, dated April 23, 2003, was filed with the Securities and Exchange Commission on April 29, 2003.  This Form 8-K furnished a copy of the Company's press release announcing its third quarter fiscal 2003 results.

A current report on Form 8-K, dated June 5, 2003, was filed with the Securities and Exchange Commission on June 6, 2003.  This Form 8-K furnished a copy of the Company's press release regarding the Company's planned transition for the duties of the Company's chief executive officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC.,
a Delaware corporation

By: /s/ Charles M. Sonsteby
Charles M. Sonsteby, Executive Vice
President and Chief Financial Officer

Dated: September 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 23, 2003.

Name	Title

/s/ Ronald A. McDougall
Ronald A. McDougall	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Charles M. Sonsteby
Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Douglas H. Brooks
Douglas H. Brooks	President and Director

/s/ Dan W. Cook, III
Dan W. Cook, III	Director

Robert M. Gates	Director

/s/ Marvin J. Girouard
Marvin J. Girouard	Director

/s/ Ronald Kirk
Ronald Kirk	Director

George R. Mrkonic	Director

/s/ Erle Nye
Erle Nye	Director

/s/ James E. Oesterreicher
James E. Oesterreicher	Director

/s/ Cece Smith
Cece Smith	Director

/s/ Roger T. Staubach
Roger T. Staubach	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended. (1)

3(b)	Bylaws of the Registrant. (1)

4(a)	Form of Zero Coupon Convertible Senior Debenture Due 2021. (2)

4(b)	Indenture between the Registrant and SunTrust Bank, as Trustee. (2)

4(c)	Registration Rights Agreement by and among the Registrant and the initial purchasers of the Debentures. (3)

10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (4)

10(b)	Registrant's 1992 Incentive Stock Option Plan. (4)

10(c)	Registrant's Stock Option and Incentive Plan. (5)

10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (6)

10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall. (5)

13	2003 Annual Report to Shareholders. (7)

21	Subsidiaries of the Registrant. (5)

23	Independent Auditors' Consent. (5)

31(a)	Certification by Ronald A. McDougall, Chairman of the Board and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (5)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (5)

32(a)

Certification by Ronald A. McDougall, Chairman of the Board and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (5)

32(b)

Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (5)

99(a)	Proxy Statement of Registrant. (8)

_____________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to registration statement on Form S-3 filed December 11, 2001, SEC File No. 333-74902, and incorporated herein by reference.

(3)	Filed as an exhibit to quarterly report on Form 10-Q for the quarterly period ended September 26, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(5)	Filed herewith.

(6)	Filed as an exhibit to annual report on Form 10-K for the year ended June 28, 2000, and incorporated herein by reference.

(7)	Portions filed herewith, to the extent indicated herein.

(8)	To be filed on or about September 23, 2003.