Form 10-Q
period 2003-09-24
BRINKER INTERNATIONAL INC
filed 2003-11-10
CIK 703351

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2003

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

Yes   X            No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X            No _____

Number of shares of common stock of registrant outstanding at September 24, 2003: 96,688,926

BRINKER INTERNATIONAL, INC.

INDEX
Part I - Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets - September 24, 2003 (Unaudited) and June 25, 2003	3

Consolidated Statements of Income (Unaudited) - Thirteen week periods ended September 24, 2003 and September 25, 2002	4

Consolidated Statements of Cash Flows (Unaudited) - Thirteen week periods ended September 24, 2003 and September 25, 2002	5

Notes to Consolidated Financial Statements (Unaudited)	6-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 24,	June 25,
	2003	2003
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 14,563	$ 33,492
Accounts receivable	31,145	34,619
Inventories	24,260	24,403
Prepaid expenses and other	78,265	73,953
Total current assets	148,233	166,467
Property and Equipment, at cost:
Land	278,135	269,212
Buildings and leasehold improvements	1,297,287	1,245,546
Furniture and equipment	614,876	588,815
Construction-in-progress	51,414	71,913
	2,241,712	2,175,486
Less accumulated depreciation and amortization	(718,207)	(675,914)
Net property and equipment	1,523,505	1,499,572
Other Assets:
Goodwill	185,068	185,068
Other	86,744	92,183
Total other assets	271,812	277,251
Total assets	$1,943,550	$1,943,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 17,702	$ 17,629
Accounts payable	99,375	108,068
Accrued liabilities	164,041	176,583
Income taxes payable	27,767	7,931
Total current liabilities	308,885	310,211
Long-term debt, less current installments	354,745	353,785
Deferred income taxes	61,515	55,096
Other liabilities	79,073	83,948

Contingencies (Note 5)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
96,688,926 shares outstanding at September 24,
2003, and 117,499,541 shares issued and
97,854,952 shares outstanding at June 25, 2003	11,750	11,750
Additional paid-in capital	343,529	344,486
Accumulated other comprehensive income	599	609
Retained earnings	1,167,932	1,123,337
	1,523,810	1,480,182
Less:
Treasury stock, at cost (20,810,615 shares at September
24, 2003 and 19,644,589 shares at June 25, 2003)	(381,899)	(337,946)
Unearned compensation	(2,579)	(1,986)
Total shareholders' equity	1,139,332	1,140,250
Total liabilities and shareholders' equity	$1,943,550	$1,943,290
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended
	September 24,	September 25,
	2003	2002

Revenues	$ 870,898	$ 773,892

Operating Costs and Expenses:
Cost of sales	239,902	210,426
Restaurant expenses	486,358	423,606
Depreciation and amortization	42,409	37,157
General and administrative	33,296	32,545
Total operating costs and expenses	801,965	703,734

Operating income	68,933	70,158

Interest expense	3,318	3,971
Other, net	(257)	(1,590)

Income before provision for
income taxes	65,872	67,777

Provision for income taxes	21,277	22,773

Net income	$ 44,595	$ 45,004

Basic net income per share	$ 0.46	$ 0.46

Diluted net income per share	$ 0.45	$ 0.45

Basic weighted average
shares outstanding	97,404	97,177

Diluted weighted average
shares outstanding	99,367	99,235

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Week Periods Ended
	September 24,	September 25,
	2003	2002
Cash Flows from Operating Activities:
Net income	$ 44,595	$ 45,004
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	42,409	37,157
Amortization of deferred costs	2,706	3,271
Deferred income taxes	684	3,074
Changes in assets and liabilities:
Receivables	2,922	(5,066)
Inventories	143	1,153
Prepaid expenses and other	2,739	1,139
Other assets	(2,317)	5,086
Current income taxes	19,836	41,194
Accounts payable	(8,693)	(14,211)
Accrued liabilities	(11,374)	(24,553)
Other liabilities	3,659	(488)
Net cash provided by operating activities	97,309	92,760

Cash Flows from Investing Activities:
Payments for property and equipment	(67,966)	(79,989)
Issuance of loan to affiliate	(1,300)	-
Net repayments of advances to affiliates	552	122
Net cash used in investing activities	(68,714)	(79,867)

Cash Flows from Financing Activities:
Net borrowings on credit facilities	400	10,700
Payments on long-term debt	(677)	(655)
Proceeds from issuances of treasury stock	4,657	1,511
Purchases of treasury stock	(51,904)	(23,548)
Net cash used in financing activities	(47,524)	(11,992)

Net change in cash and cash equivalents	(18,929)	901
Cash and cash equivalents at beginning of period	33,492	10,091
Cash and cash equivalents at end of period	$ 14,563	$ 10,992

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.   BASIS OF PRESENTATION

      The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 24, 2003 and June 25, 2003 and for the thirteen week periods ended September 24, 2003 and September 25, 2002, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Cozymel's Coastal Grill ("Cozymel's"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

      The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 25, 2003 Form 10-K. Management believes that the disclosures are sufficient for interim financial reporting purposes.

      Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2004 classifications.  These reclassifications have no effect on the Company's net income or financial position as previously reported.

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

Thirteen Week Periods Ended
	September 24,	September 25,
	2003	2002

Net income - as reported	$ 44,595	$ 45,004

Add: Reported stock-based compensation expense, net of taxes	1,022	1,062

Deduct: Fair value based compensation expense, net of taxes	(5,025)	(4,805)

Net income - pro-forma	$ 40,592	$ 41,261

Earnings per share:
Basic - as reported	$ 0.46	$ 0.46
Basic - pro-forma	$ 0.42	$ 0.42

Diluted - as reported	$ 0.45	$ 0.45
Diluted - pro-forma	$ 0.41	$ 0.42

3. SHAREHOLDERS' EQUITY

      Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 1.6 million shares of its common stock for $51.9 million during the first quarter of fiscal 2004.  As of September 24, 2003, approximately 19.9 million shares of its common stock had been repurchased for $443.9 million under the approved $510.0 million stock repurchase plan. The Company's stock repurchase plan is used by the Company primarily to offset the dilutive effect of stock option exercises and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

4. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and income taxes is as follows (in thousands):

	September 24,	September 25,
	2003	2002

Interest, net of amounts capitalized	$ 861	$ 664
Income tax payments (refunds), net	830	(21,495)

      Non-cash investing and financing activities are as follows (in thousands):

	September 24,	September 25,
	2003	2002

Retirement of fully depreciated assets	$ 101	$ 16,849
Net (decrease) increase in fair value of interest rate swaps	(8,603)	9,526
Restricted common stock issued, net of forfeitures	2,337	4,524

5. CONTINGENCIES

            In April 2003, the Attorney General of California filed a complaint under California's Proposition 65 seeking penalties and injunctive relief against multiple restaurant groups, including the Company.  Proposition 65 is a notice statute requiring a party to advise the public and its employees if the premises contains products that are known to cause cancer or reproductive toxicity.  Methyl mercury compounds, which are listed under Proposition 65 to cause cancer and reproductive toxicity, can be found in certain select fish that have been or are served by the Company's restaurants.  The complaint alleges the Company did not post appropriate notices in its restaurants related to these mercury compounds.  The Company is in the preliminary stages of settlement discussions with the Attorney General.  It is not possible at this time to reasonably estimate the possible loss or range of loss.

In January 1996, the Company entered into a Tip Reporting Alternative Commitment agreement (the "Contract") with the Internal Revenue Service (the "IRS").  The Contract required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures.  As part of a routine employment tax examination during fiscal 2004, the IRS alleged that the Company's procedures did not meet the requirements of the Contract.  The Company believes it has complied and is complying with the Contract.  The Company is currently in discussions with the IRS to resolve this issue.  At this time, the Company cannot reasonably estimate the financial impact, if any, of the resolution of this dispute.

   The Company is engaged in various other legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of the Company, based upon consultation with legal counsel, is of the opinion that there are no other matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial condition or results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

                                                                                                                                                     13 Week Periods Ended

	September 24,	September 25,
	2003	2002

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.5%	27.2%
Restaurant expenses	55.8%	54.7%
Depreciation and amortization	4.9%	4.8%
General and administrative	3.8%	4.2%
Total operating costs and expenses	92.0%	90.9%

Operating income	8.0%	9.1%

Interest expense	0.4%	0.5%
Other, net	0.0%	(0.2)%

Income before provision for income taxes	7.6%	8.8%
Provision for income taxes	2.4%	2.9%

Net income	5.2%	5.9%

            The following table details the number of restaurant openings during the first quarter and total restaurants open at the end of the first quarter.

First Quarter

			Total Open at End

 Openings

			of First Quarter
	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2004	2003
Chili's:
Company-owned	18	19	711	648
Franchised	5	2	210	193
Total	23	21	921	841

Macaroni Grill:
Company-owned	4	2	198	179
Franchised	1	-	9	6
Total	5	2	207	185

Maggiano's	3	-	28	20

On The Border:
Company-owned	-	1	114	112
Franchised	-	1	18	19
Total	-	2	132	131

Corner Bakery:
Company-owned	1	2	86	76
Franchised	-	-	3	2
Total	1	2	89	78

Big Bowl	1	2	19	14

Rockfish Partnership	2	3	22	15

Cozymel's	-	-	16	16

Grand Total	35	32	1,434	1,300

REVENUES

            Revenues for the first quarter of fiscal 2004 increased to $870.9 million, 12.5% over the $773.9 million generated for the same quarter of fiscal 2003. The increase was primarily attributable to a net increase of 107 company-owned restaurants since September 25, 2002 and an increase in comparable store sales for the first quarter of fiscal 2004 compared to the same quarter of fiscal 2003. The Company increased its capacity gains (as measured by average-weighted sales weeks) for the first quarter of fiscal 2004 by 10.6% compared to the respective prior year quarter. Comparable store sales increased 1.9% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.  Menu prices in the aggregate increased 1.1% in the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.

COSTS AND EXPENSES (as a Percent of Revenues)

            Cost of sales increased 0.3% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003 due primarily to a 0.7% increase in commodity prices for produce, beverages, dairy and cheese and a 0.7% unfavorable product mix shift for poultry, produce, dairy and cheese, partially offset by a 0.9% decrease in commodity prices for meat, seafood and poultry and a 0.2% increase in menu prices.

            Restaurant expenses increased 1.1% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The increase was primarily due to an increase in payroll taxes resulting from increased tip reporting, an increase in labor costs resulting from increases in headcount and wage rates, utility costs, and increases in health, workers compensation and general liability insurance.

            Depreciation and amortization increased 0.1% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The increase was due to new unit construction and ongoing remodel costs, partially offset by increased sales leverage and a declining depreciable asset base for older units.

            General and administrative expenses decreased 0.4% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003. The decrease was primarily due to a decrease in incentive based compensation, increased sales leverage resulting from new unit openings and the Company's continued focus on controlling corporate expenditures relative to increasing revenues.

            Interest expense decreased 0.1% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The decrease was primarily due to a decrease in interest expense on the senior notes and revolving lines-of-credit resulting from lower average outstanding balances.

            Other, net decreased 0.2% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003 due primarily to a gain from life insurance proceeds recorded in the first quarter of fiscal 2003 totaling $2.2 million. The decrease was partially offset by an increase in the Company's share of income in equity method investees.

INCOME TAXES

            The Company's effective income tax rate decreased to 32.3% from 33.6% for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003. The decrease is primarily due to the increase in the FICA tax credit resulting from increased tip reporting.

LIQUIDITY AND CAPITAL RESOURCES

            The working capital deficit increased from $143.7 million at June 25, 2003 to $160.7 million at September 24, 2003.  Net cash provided by operating activities increased to $97.3 million for the first quarter of fiscal 2004 from $92.8 million during the same period in fiscal 2003 due to the timing of operational receipts and payments.  The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

            The Company's contractual obligations and credit facilities as of September 24, 2003 are as follows:

	Payment Due by Period (in thousands)
		Less than	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Convertible debt (a)	$ 263,714	$ -	$ -	$ -	$ 263,714
Senior notes	30,900	14,300	16,600	-	-
Credit facilities	400	-	400	-	-
Capital leases	63,684	3,607	6,728	7,024	46,325
Mortgage loan obligations	40,699	2,344	4,771	4,384	29,200
Operating leases	882,631	100,074	191,371	169,604	421,582
Amount of Credit Facility Expiration by Period (in thousands)
	Total	Less than	2-3	4-5	Over 5
	Commitment	1 year (b)	Years	Years	Years
Credit facilities	$ 345,000	$ 70,000	$ 275,000	$ -	$ -

(a)   The convertible debt was issued at a discount representing a yield to maturity of 2.75% per annum.  The $263.7 million balance is the accreted carrying value of the debt at September 24, 2003.  The convertible debt will continue to accrete at 2.75% per annum and if held to maturity in October 2021 the obligation will total $431.7 million.

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

            Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were approximately $68.0 million for the first quarter of fiscal 2004 compared to $80.0 million for the same period of fiscal 2003. The decrease is due primarily to fewer stores under construction in the current period as compared to the same period in fiscal 2003. The Company estimates that its capital expenditures during the second quarter of fiscal 2004 will approximate $88.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

      During the fourth quarter of fiscal 2003, the Company entered into negotiations to sell all sixteen of its Cozymel's restaurants.  The carrying values of the assets to be sold were approximately $23.8 million as of September 24, 2003.  The transaction is expected to close during the second quarter of fiscal 2004.

      Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 1.6 million shares of its common stock for $51.9 million during the first quarter of fiscal 2004.  As of September 24, 2003, approximately 19.9 million shares of its common stock had been repurchased for $443.9 million under the approved $510.0 million stock repurchase plan. The Company's stock repurchase plan is used by the Company primarily to offset the dilutive effect of stock option exercises and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.  The Company finances the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

      The Company is not aware of any other event or trend, which would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of business.

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

PART II.  OTHER INFORMATION

 Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to the Company's consolidated financial statements set forth in Part I of this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)        Exhibits

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

(b)        Reports on Form 8-K

A current report on Form 8-K, dated August 6, 2003, was filed with the Securities and Exchange Commission on August 12, 2003.  This Form 8-K furnished a copy of the Company's press release announcing its fourth quarter fiscal 2003 results.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date:  November 10, 2003                                   By:/s/ Ronald A. McDougall
                                                                                      Ronald A. McDougall,
                                                                                      Chairman of the Board and
                                                                                      Chief Executive Officer
                                                                                      (Principal Executive Officer)

Date:  November 10, 2003                                   By:/s/ Charles M. Sonsteby
                                                                                      Charles M. Sonsteby,
                                                                                      Executive Vice President and
                                                                                      Chief Financial Officer
                                                                                      (Principal Financial Officer)