Form 10-Q
period 2003-12-24
BRINKER INTERNATIONAL INC
filed 2004-02-09
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2003

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
Yes   X  No _____

Number of shares of common stock of registrant outstanding at December 24, 2003: 95,755,578

                                BRINKER INTERNATIONAL, INC.

                                INDEX

Page

Part I - Financial Information
Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                                December 24, 2003 (Unaudited) and June 25, 2003                                                       3

                     Consolidated Statements of Income
                                (Unaudited) - Thirteen week and twenty-six week
                                periods ended December 24, 2003 and
                                December 25, 2002                                                                                                        5

                     Consolidated Statements of Cash Flows
                                (Unaudited) - Twenty-six week periods ended
                                December 24, 2003 and December 25, 2002                                                                6

                      Notes to Consolidated
                                Financial Statements (Unaudited)                                                                               7 - 9

              Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                                             10 - 15

              Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                                                                                                            15

              Item 4.  Controls and Procedures                                                                                                    16

Part II - Other Information

              Item 1.  Legal Proceedings                                                                                                              19

              Item 4.  Submission of Matters to a Vote of Security Holders                                                          19

              Item 6.  Exhibits and Reports on Form 8-K                                                                                     20

                           Signatures                                                                                                                          21

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 24, 2003 (Unaudited)	June 25, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 43,195	$ 33,492
Accounts receivable	46,138	34,619
Inventories	24,036	24,403
Prepaid expenses and other	95,206	73,953
Total current assets	208,575	166,467
Property and Equipment, at cost:
Land	275,801	269,212
Buildings and leasehold improvements	1,310,450	1,245,546
Furniture and equipment	634,688	588,815
Construction-in-progress	63,324	71,913
2,284,263		2,175,486
Less accumulated depreciation and amortization	(746,730)	(675,914)
Net property and equipment	1,537,533	1,499,572
Other Assets:
Goodwill	185,068	185,068
Other	93,235	92,183
Total other assets	278,303	277,251
Total assets	$2,024,411	$1,943,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 17,656	$ 17,629
Accounts payable	88,231	108,068
Accrued liabilities	218,422	176,583
Income taxes payable	41,362	7,931
Total current liabilities	365,671	310,211
Long-term debt, less current installments	354,415	353,785
Deferred income taxes	65,901	55,096
Other liabilities	86,267	83,948

Contingencies (Note 6)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
95,755,578 shares outstanding at December 24,
2003, and 117,499,541 shares issued and
97,854,952 shares outstanding at June 25, 2003	11,750	11,750
Additional paid-in capital	344,488	344,486
Accumulated other comprehensive income	587	609
Retained earnings	1,212,043	1,123,337
	1,568,868	1,480,182
Less:
Treasury stock, at cost (21,743,963 shares at December
24, 2003 and 19,644,589 shares at June 25, 2003)	(414,537)	(337,946)
Unearned compensation	(2,174)	(1,986)
Total shareholders' equity	1,152,157	1,140,250
Total liabilities and shareholders' equity	$2,024,411	$1,943,290
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended Twenty-Six Week Periods Ended
	December 24,	December 25,	December 24,	December 25,
	2003	2002	2003	2002

Revenues	$ 886,490	$ 794,510	$ 1,757,388	$ 1,568,402

Operating Costs and Expenses:
Cost of sales	245,217	217,671	485,119	428,097
Restaurant expenses	492,064	447,343	978,422	870,949
Depreciation and amortization	43,366	38,701	85,775	75,858
General and administrative	36,626	31,776	69,922	64,321
Total operating costs and expenses	817,273	735,491	1,619,238	1,439,225

Operating income	69,217	59,019	138,150	129,177

Interest expense	2,933	2,450	6,251	6,421
Other, net	1,127	760	870	(830)

Income before provision for
income taxes	65,157	55,809	131,029	123,586

Provision for income taxes	21,046	18,584	42,323	41,357

Net income	$ 44,111	$ 37,225	$ 88,706	$ 82,229

Basic net income per share	$ 0.46	$ 0.38	$ 0.92	$ 0.85

Diluted net income per share	$ 0.45	$ 0.38	$ 0.90	$ 0.83

Basic weighted average
shares outstanding	96,156	96,784	96,780	96,981

Diluted weighted average
shares outstanding	97,731	98,848	98,535	99,041

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Twenty-Six Week Periods Ended
	December 24,	December 25,
	2003	2002
Cash Flows from Operating Activities:
Net income	$ 88,706	$ 82,229
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	85,775	75,858
Net gain on sale of assets	(420)	-
Amortization of deferred costs	4,936	6,182
Deferred income taxes	2,349	555
Impairment of intangible asset	-	4,123
Changes in assets and liabilities:
Receivables	(11,981)	(12,843)
Inventories	87	(608)
Prepaid expenses and other	4,249	1,738
Other assets	(1,992)	1,485
Current income taxes	33,431	57,429
Accounts payable	(19,837)	(34,284)
Accrued liabilities	40,941	28,328
Other liabilities	11,243	3,469
Net cash provided by operating activities	237,487	213,661

Cash Flows from Investing Activities:
Payments for property and equipment	(153,423)	(155,867)
Proceeds from sale of assets	7,704	-
Investment in equity method investees	-	(1,750)
Repayment of note receivable from affiliate	-	11,000
Issuance of loan to affiliate	(2,200)	(1,400)
Net repayments of advances to affiliates	410	730
Net cash used in investing activities	(147,509)	(147,287)

Cash Flows from Financing Activities:
Net payments on credit facilities	-	(27,800)
Purchases of treasury stock	(90,412)	(40,722)
Proceeds from issuances of treasury stock	11,548	13,469
Payments on long-term debt	(1,411)	(1,289)
Net cash used in financing activities	(80,275)	(56,342)

Net change in cash and cash equivalents	9,703	10,032
Cash and cash equivalents at beginning of period	33,492	10,091
Cash and cash equivalents at end of period	$ 43,195	$ 20,123

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.             BASIS OF PRESENTATION

                The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 24, 2003 and June 25, 2003 and for the thirteen week and twenty-six week periods ended December 24, 2003 and December 25, 2002, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").  During the second quarter of fiscal 2004, the Company closed one Cozymel's Coastal Grill ("Cozymel's") restaurant and sold the remaining fifteen restaurants (see Note 3).

                The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 25, 2003 Form 10-K. Management believes that the disclosures are sufficient for interim financial reporting purposes.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24,	December 25,	December 24,	December 25,
	2003	2002	2003	2002

Net income - as reported	$ 44,111	$ 37,225	$ 88,706	$ 82,229

Add: Reported stock-based compensation expense, net of taxes	344	621	931	1,195

Deduct: Fair value based compensation expense, net of taxes	(4,921)	(4,714)	(9,512)	(9,031)

Net income - pro-forma	$ 39,534	$ 33,132	$ 80,125	$ 74,393

Earnings per share:
Basic - as reported	$ 0.46	$ 0.38	$ 0.92	$ 0.85
Basic - pro-forma	$ 0.41	$ 0.34	$ 0.83	$ 0.77

Diluted - as reported	$ 0.45	$ 0.38	$ 0.90	$ 0.83
Diluted - pro-forma	$ 0.41	$ 0.34	$ 0.81	$ 0.75

3.                DISPOSITION OF COZYMEL'S

                   During fiscal 2003, the Company entered into negotiations to sell all sixteen of its Cozymel's restaurants.  The decision to discontinue growth and sell the brand required the Company to record asset impairment charges in fiscal 2003 totaling $20.3 million.  After taking this charge, the carrying values of the assets to be sold were approximately $23.8 million as of June 25, 2003.

                    During the second quarter of fiscal 2004, the Company closed one Cozymel's restaurant and sold the remaining fifteen restaurants.  The Company has received, or expects to receive, proceeds related to the closed and sold units of $22.4 million, including notes receivable totaling $20.2 million.  During the third quarter of fiscal 2004, $14.4 million of the notes is scheduled to be repaid in cash and the remaining $5.8 million is to be converted to long-term financing.  The terms of this financing are currently being negotiated.  In connection with these negotiations, the Company will continue to assess the capital structure and creditworthiness of the purchaser and will consider their impact on the fair value of the $5.8 million note in future periods.  As a result of the closure and sale, the Company recorded losses totaling approximately $2.0 million in the second quarter.  The losses are included in restaurant expenses in the consolidated statement of income.

 4.                SHAREHOLDERS' EQUITY

                   Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 2.9 million shares of its common stock for $90.4 million during the first two quarters of fiscal 2004.  As of December 24, 2003, approximately 21.1 million shares of its common stock had been repurchased for $482.5 million under the approved $510.0 million stock repurchase plan. The Company's stock repurchase plan is used by the Company primarily to offset the dilutive effect of stock option exercises and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

5.                SUPPLEMENTAL CASH FLOW INFORMATION

                Cash paid for interest and income taxes is as follows (in thousands):

	December 24, 2003	December 25, 2002

Interest, net of amounts capitalized	$ 1,974	$ 1,454
Income tax payments (refunds), net	6,537	(16,627)

                Non-cash investing and financing activities are as follows (in thousands):

	December 24, 2003	December 25, 2002

Issuance of notes for sale of Cozymel's	$ 20,194	$ -
Retirement of fully depreciated assets	5,534	114,371
Net (decrease) increase in fair value of interest rate swaps	(9,856)	8,527
Restricted common stock issued, net of forfeitures	2,274	4,524

6.           CONTINGENCIES

              In April 2003, the Attorney General of California filed a complaint under California's Proposition 65 seeking penalties and injunctive relief against multiple restaurant groups, including the Company.  Proposition 65 is a notice statute requiring a party to advise the public and its employees if the premises contains products that are known to cause cancer or reproductive toxicity.  Methyl mercury compounds, which are listed under Proposition 65 to cause cancer and reproductive toxicity, can be found in certain select fish that have been or are served by the Company's restaurants.  The complaint alleges the Company did not post appropriate notices in its restaurants related to these mercury compounds.  The Company is currently in settlement discussions with the Attorney General.  It is not possible at this time to reasonably estimate the possible loss or range of loss.

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

                                                                                                          13 Week Periods Ended

             26 Week Periods Ended

	Dec. 24,	Dec. 25,	Dec. 24,	Dec. 25,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.7%	27.4%	27.6%	27.3%
Restaurant expenses	55.5%	56.3%	55.7%	55.5%
Depreciation and amortization	4.9%	4.9%	4.9%	4.8%
General and administrative	4.1%	4.0%	4.0%	4.1%
Total operating costs and expenses	92.2%	92.6%	92.2%	91.7%

Operating income	7.8%	7.4%	7.8%	8.3%

Interest expense	0.3%	0.3%	0.4%	0.4%
Other, net	0.1%	0.1%	0.0%	0.0%

Income before provision for income taxes	7.4%	7.0%	7.4%	7.9%
Provision for income taxes	2.4%	2.3%	2.4%	2.6%

Net income	5.0%	4.7%	5.0%	5.3%

                The following table details the number of restaurant openings during the second quarter and year-to-date, total restaurants open at the end of the second quarter, and projected openings in fiscal 2004.

	Second Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Second Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2004	2003	2004	2003	2004
Chili's:
Company-owned	20	17	38	36	726	664	70-75
Franchised	8	7	13	10	218	200	18-21
Total	28	24	51	46	944	864	88-96

Macaroni Grill:
Company-owned	7	9	11	12	204	188	18-20
Franchised	-	-	1	-	9	6	2-3
Total	7	9	12	12	213	194	20-23

Maggiano's	-	3	3	3	28	23	3-4

On The Border:
Company-owned	-	3	-	4	114	115	4-5
Franchised	-	-	-	1	18	19	-
Total	-	3	-	5	132	134	4-5

Corner Bakery:
Company-owned	1	3	2	5	87	78	5-8
Franchised	-	1	-	1	3	3	-
Total	1	4	2	6	90	81	5-8

Big Bowl	1	2	2	4	20	16	2-3

Rockfish Partnership	1	1	3	4	23	16	4-6

Grand Total	38	46	73	80	1,450	1,328	126-145

OVERVIEW OF OPERATIONS

                Revenues for the second quarter and year-to-date of fiscal 2004 increased by 11.6% and 12.1%, respectively.  These increases were primarily driven by the addition of company-owned restaurants as capacity gains increased for the second quarter and year-to-date by 9.3% and 10.0%, respectively.  Cost of sales increased during the second quarter and year-to-date as commodity price pressures continue, particularly for dairy, and as a result of unfavorable product mix shifts.  Restaurant expenses were impacted during the quarter by a $2.4 million gain as a result of the sale of four Chili's to a franchise partner and the sale of one real estate property.  This gain was partially offset by a $2.0 million loss recorded as a result of the completion of the sale of Cozymel's.

                Revenues for the third quarter of fiscal 2004 are expected to increase by 9% to 10% driven primarily by capacity gains of 8% to 9%.  Cost of sales are expected to be approximately 0.1% to 0.2% higher than last year due to the impact of higher beef and dairy costs.  Restaurant expenses are expected to be 0.2% lower than last year as a result of increased sales leverage.  General and administrative expenses should be slightly higherdue primarily to increased headcount and wage rates.

REVENUES

                Revenues for the second quarter of fiscal 2004 increased to $886.5 million, 11.6% over the $794.5 million generated for the same quarter of fiscal 2003. Revenues for the twenty-six week period ended December 24, 2003 rose 12.1% to $1,757.4 million from the $1,568.4 million generated for the same period of fiscal 2003.  The increases were primarily attributable to a net increase of 80 company-owned restaurants since December 25, 2002 and an increase in comparable store sales for the second quarter and year-to-date of fiscal 2004 compared to the same periods of fiscal 2003. The Company increased its capacity gains (as measured by average-weighted sales weeks) for the second quarter and year-to-date of fiscal 2004 by 9.3% and 10.0%, respectively, compared to the respective prior year periods. Comparable store sales increased 2.3% and 2.1% for the second quarter and year-to-date, respectively, from the same periods of fiscal 2003.  Menu prices in the aggregate increased 1.4% in fiscal 2004 as compared to fiscal 2003.

COSTS AND EXPENSES (as a Percent of Revenues)

                Cost of sales increased 0.3% for the second quarter and year-to-date of fiscal 2004 as compared to the same periods of fiscal 2003.  The second quarter increase was due primarily to a 0.9% increase in commodity prices for produce, beverages, dairy and cheese and a 0.3% unfavorable product mix shift for poultry, partially offset by a 0.5% decrease in commodity prices for poultry and a 0.4% increase in menu prices.  The year-to-date increase was due primarily to a 0.6% increase in commodity prices for produce, dairy and cheese and a 0.9% unfavorable product mix shift for poultry, produce, dairy and cheese, partially offset by a 0.6% decrease in commodity prices for poultry and a 0.6% increase in menu prices.

                Restaurant expenses decreased 0.8% for the second quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The decrease was primarily due to a gain recorded during the second quarter of fiscal 2004 totaling $2.4 million as a result of the sale of four Chili's to a franchise partner and the sale of one real estate property and impairment charges recorded during the second quarter of fiscal 2003 totaling $9.5 million. These decreases were partially offset by a $2.0 million loss resulting from the sale of Cozymel's during the second quarter of fiscal 2004, an increase in payroll taxes resulting from increased tip reporting, increases in utility costs, and increases in health, workers compensation and general liability insurance.  Restaurant expenses increased 0.2% for year-to-date fiscal 2004 as compared to the same period of fiscal 2003.  The increase was primarily due to the $2.0 million Cozymel's loss, an increase in payroll taxes resulting from increased tip reporting, increases in utility costs, and increases in health, workers compensation and general liability insurance.  These increases were partially offset by the previously mentioned $2.4 million gain on the sale of assets and the impairment charges recorded during the second quarter of fiscal 2003 totaling $9.5 million.

                Depreciation and amortization remained flat for the second quarter of fiscal 2004 as compared to the same period of fiscal 2003 and increased 0.1% year-to-date as compared to the same period of fiscal 2003.  Increases in depreciation expense due to new unit construction and ongoing remodel costs were offset by increased sales leverage and a declining depreciable asset base for older units.

                General and administrative expenses increased 0.1% for the second quarter of fiscal 2004 as compared to the same period of fiscal 2003. The increase was primarily due to an increase in incentive based compensation and increased payroll costs resulting from an increase in headcount and wage rates.  General and administrative expenses decreased 0.1% year-to-date of fiscal 2004 as compared to the same period of fiscal 2003 as a result of increased sales leverage resulting from new unit openings and the Company's continued focus on controlling corporate expenditures.

                Interest expense remained flat for the second quarter and year-to-date of fiscal 2004 as compared to the same periods of fiscal 2003.  Decreases in interest expense on the senior notes and revolving lines-of-credit resulting from lower average outstanding balances were offset by a decrease in capitalized interest due to lower interest rates.

                Other, net remained flat for the second quarter and year-to-date of fiscal 2004 as compared to the same periods of fiscal 2003.  Decreases in losses related to the Company's share in equity method investees and net savings plan obligations were offset by gains from life insurance proceeds recorded in the first and second quarters of fiscal 2003 totaling $3.5 million.

INCOME TAXES

                The Company's effective income tax rate decreased to 32.3% from 33.3% for the second quarter of fiscal 2004 and to 32.3% from 33.5% year-to-date for fiscal 2004 as compared to the same periods of fiscal 2003. The decreases are primarily due to the increase in the FICA tax credit resulting from increased tip reporting.

LIQUIDITY AND CAPITAL RESOURCES

                The working capital deficit increased from $143.7 million at June 25, 2003 to $157.1 million at December 24, 2003.  Net cash provided by operating activities increased to $237.5 million for the first six months of fiscal 2004 from $213.7 million during the same period in fiscal 2003 due to the timing of operational receipts and payments.  The Company believes that its various sources of capital, including availability under existing credit facilities and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

                The Company's contractual obligations and credit facilities as of December 24, 2003 are as follows:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Convertible debt (a)	$ 265,460	$ -	$ -	$ -	$ 265,460
Senior notes	30,036	14,300	15,736	-	-
Capital leases	62,767	3,540	6,735	7,068	45,424
Mortgage loan obligations	40,110	2,341	4,788	4,358	28,623
Operating leases	881,574	101,482	193,461	171,134	415,497
Amount of Credit Facility Expiration by Period (in thousands)
	Total Commitment	Less than 1 year (b)	2-3 Years	4-5 Years	Over 5 Years
Credit facilities	$ 345,000	$ 70,000	$ 275,000	$ -	$ -

(a)   The convertible debt was issued at a discount representing a yield to maturity of 2.75% per annum.  The $265.5 million balance is the accreted carrying value of the debt at December 24, 2003.  The convertible debt will continue to accrete at 2.75% per annum and if held to maturity in October 2021 the obligation will total $431.7 million.

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

                Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were approximately $153.4 million for the first six months of fiscal 2004 compared to $155.9 million for the same period of fiscal 2003. The decrease is due primarily to fewer stores under construction and fewer stores opened in the current period as compared to the same period in fiscal 2003. The Company estimates that its capital expenditures during the third quarter of fiscal 2004 will approximate $90.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

                 During the second quarter of fiscal 2004, the Company closed one Cozymel's restaurant and sold the remaining fifteen restaurants.  The Company has received, or expects to receive, proceeds related to the closed and sold units of $22.4 million, including notes receivable totaling $20.2 million.  During the third quarter of fiscal 2004, $14.4 million of the notes is scheduled to be repaid in cash and the remaining $5.8 million is to be converted to long-term financing.

                Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 2.9 million shares of its common stock for $90.4 million during the first and second quarters of fiscal 2004.  As of December 24, 2003, approximately 21.1 million shares of its common stock had been repurchased for $482.5 million under the approved $510.0 million stock repurchase plan. The Company's stock repurchase plan is used by the Company primarily to offset the dilutive effect of stock option exercises and for other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.  The Company finances the repurchase program through a combination of cash provided by operations and drawdowns on its available credit facilities.

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

CRITICAL ACCOUNTING POLICIES

                The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

                Property and Equipment

                Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.  The useful lives of the assets are based upon the Company's expectations for the period of time that the asset will be used to generate revenue.  The Company periodically reviews the assets for changes in circumstances, which may impact their useful lives.

                Impairment of Long-Lived Assets

                The Company reviews property and equipment for impairment when events or circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable.  The Company tests for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.  In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets related to its restaurant concepts.  These impairment tests require the Company to estimate fair values of its restaurant concepts by making assumptions regarding future cash flows, expected growth rates, terminal values, and other factors.  These assumptions could be materially different than those used by a third party.  In the event that these assumptions change in the future, the Company may be required to record impairment charges for these assets.

                 Financial Instruments

                The Company enters into interest rate swaps to maintain the value of certain fixed-rate debt and lease obligations.  The fair value of these swaps is estimated using widely accepted valuation methods.  The valuation of derivatives involves considerable judgment, including estimates of future interest rate curves.  Changes in those estimates may materially affect the amounts recognized in the balance sheet for the Company's derivatives and interest costs in future periods.

                Self-Insurance

                The Company is self-insured for certain losses related to general liability and workers' compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

PART II.  OTHER INFORMATION

 Item 1.    LEGAL PROCEEDINGS

                Information regarding legal proceedings is incorporated by reference from Note 6 to the Company's consolidated financial statements set forth in Part I of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company's Proxy Statement dated September 23, 2003 for the Annual Meeting of Shareholders held on November 13, 2003, as filed with the Securities and Exchange Commission on September 23, 2003, is incorporated herein by reference.

(a)         The Annual Meeting of Shareholders of the Company was held on November 13, 2003.

(b)         Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

Ronald A. McDougall	81,394,335	4,902,937
Douglas H. Brooks	84,652,569	1,644,703
Dan W. Cook, III	83,335,986	2,961,286
Robert M. Gates	84,669,485	1,627,787
Marvin J. Girouard	57,602,039	28,695,233
Ronald Kirk	57,581,894	28,715,378
George R. Mrkonic	84,642,149	1,655,123
Erle Nye	84,497,537	1,799,735
James E. Oesterreicher	57,620,278	28,676,994
Cece Smith	57,879,292	28,417,980
Roger T. Staubach	82,450,713	3,846,559

(c)         The following matter was also voted upon at the meeting and approved by the shareholders:

             (i)      proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2004

Votes For	54,345,496
Votes Against	31,760,632
Votes Abstained	191,143

(d)      The following matter was also voted upon at the meeting and rejected by the shareholders:

            (i)        proposal regarding genetically engineered ingredients in food products

Votes For	5,708,349
Votes Against	65,895,679
Votes Abstained	7,460,091

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

31(a)      Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

31(b)      Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

32(a)       Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)       Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

A current report on Form 8-K, dated October 21, 2003, was filed with the Securities and Exchange Commission on October 24, 2003.  This Form 8-K furnished a copy of the Company's press release announcing its first quarter fiscal 2004 results.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                BRINKER INTERNATIONAL, INC.

Date:  February 9, 2004                       By:    /s/ Douglas H. Brooks
                                                                     Douglas H. Brooks,
                                                                     President and
                                                                     Chief Executive Officer
                                                                     (Principal Executive Officer)

Date:  February 9, 2004                        By:    /s/ Charles M. Sonsteby
                                                                      Charles M. Sonsteby,
                                                                      Executive Vice President and
                                                                      Chief Financial Officer
                                                                      (Principal Financial Officer)