Form 10-Q
period 2004-03-24
BRINKER INTERNATIONAL INC
filed 2004-05-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 24, 2004

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

Yes   X        No _____

Number of shares of common stock of registrant outstanding at March 24, 2004: 96,376,432

BRINKER INTERNATIONAL, INC.
INDEX
Part I - Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets -
March 24, 2004 (Unaudited) and June 25, 2003	3

Consolidated Statements of Income
(Unaudited) - Thirteen week and thirty-nine week
periods ended March 24, 2004 and March 26, 2003	4

Notes to Consolidated
Financial Statements (Unaudited)	6 - 9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10 - 15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	15

Item 4. Controls and Procedures	16

Part II - Other Information

Item 1. Legal Proceedings	19

Item 2. Changes in Securities, Use of Proceeds
and Issuer Purchases of Equity Securities	19

Item 6. Exhibits and Reports on Form 8-K	19 - 20

Signatures	21

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 24, 2004 (Unaudited)	June 25, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 94,731	$ 33,492
Accounts receivable	31,708	34,619
Inventories	24,045	24,403
Prepaid expenses and other	86,052	73,686
Deferred income taxes	13,915	267
Total current assets	250,451	166,467
Property and Equipment, at cost:
Land	280,431	269,212
Buildings and leasehold improvements	1,320,707	1,245,546
Furniture and equipment	644,981	588,815
Construction-in-progress	54,796	71,913
	2,300,915	2,175,486
Less accumulated depreciation and amortization	(772,099)	(675,914)
Net property and equipment	1,528,816	1,499,572
Other Assets:
Goodwill	158,068	185,068
Other	94,928	92,183
Total other assets	252,996	277,251
Total assets	$2,032,263	$1,943,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 17,595	$ 17,629
Accounts payable	94,283	108,068
Accrued liabilities	202,216	176,583
Income taxes payable	57,343	7,931
Total current liabilities	371,437	310,211
Long-term debt, less current installments	355,587	353,785
Deferred income taxes	48,606	55,096
Other liabilities	93,563	83,948

Contingencies (Note 7)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
96,376,432 shares outstanding at March 24,
2004, and 117,499,541 shares issued and
97,854,952 shares outstanding at June 25, 2003	11,750	11,750
Additional paid-in capital	348,635	344,486
Accumulated other comprehensive income	675	609
Retained earnings	1,212,781	1,123,337
	1,573,841	1,480,182
Less:
Treasury stock, at cost (21,123,109 shares at March
24, 2004 and 19,644,589 shares at June 25, 2003)	(409,013)	(337,946)
Unearned compensation	(1,758)	(1,986)
Total shareholders' equity	1,163,070	1,140,250
Total liabilities and shareholders' equity	$2,032,263	$1,943,290
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended Thirty-Nine Week Periods Ended
	March 24,	March 26,	March 24,	March 26,
	2004	2003	2004	2003

Revenues	$ 931,922	$ 840,776	$ 2,689,310	$ 2,409,178

Operating Costs and Expenses:
Cost of sales	255,759	231,054	740,878	659,151
Restaurant expenses	508,724	461,360	1,485,112	1,322,855
Depreciation and amortization	44,842	40,380	130,617	116,238
General and administrative	39,417	34,810	109,339	99,131
Restructure charges and other impairments	66,501	-	68,535	9,454
Total operating costs and expenses	915,243	767,604	2,534,481	2,206,829

Operating income	16,679	73,172	154,829	202,349

Interest expense	2,722	3,730	8,973	10,151
Other, net	1,103	237	1,973	(593)

Income before provision for
income taxes	12,854	69,205	143,883	192,791

Provision for income taxes	12,116	23,045	54,439	64,402

Net income	$ 738	$ 46,160	$ 89,444	$ 128,389

Basic net income per share	$ 0.01	$ 0.48	$ 0.93	$ 1.32

Diluted net income per share	$ 0.01	$ 0.47	$ 0.91	$ 1.30

Basic weighted average
shares outstanding	95,973	97,025	96,510	96,996

Diluted weighted average
shares outstanding	98,007	98,901	98,351	98,988

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-Nine Week Periods Ended
	March 24,	March 26,
	2004	2003
Cash Flows from Operating Activities:
Net income	$ 89,444	$ 128,389
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	130,617	116,238
Restructure charges and other impairments	68,535	9,454
Deferred income taxes	(20,138)	18,955
Amortization of deferred costs	7,032	8,961
Gain on sale of assets	(2,452)	-
Changes in assets and liabilities:
Receivables	2,215	(7,622)
Inventories	78	838
Prepaid expenses and other	6,041	2,699
Other assets	(3,804)	3,103
Current income taxes	49,412	42,325
Accounts payable	(13,785)	(25,016)
Accrued liabilities	24,852	5,555
Other liabilities	13,362	2,935
Net cash provided by operating activities	351,409	306,814

Cash Flows from Investing Activities:
Payments for property and equipment	(224,321)	(245,093)
Proceeds from sale of assets	7,704	-
Issuance of loan to affiliate	(2,800)	(3,800)
Net repayments of advances to affiliates	644	146
Investment in equity method investees	-	(1,750)
Repayment of note receivable from affiliate	-	11,000
Net cash used in investing activities	(218,773)	(239,497)

Cash Flows from Financing Activities:
Net payments on credit facilities	-	(34,300)
Purchases of treasury stock	(105,248)	(53,333)
Proceeds from issuances of treasury stock	35,951	21,354
Payments on long-term debt	(2,100)	(1,934)
Net cash used in financing activities	(71,397)	(68,213)

Net change in cash and cash equivalents	61,239	(896)
Cash and cash equivalents at beginning of period	33,492	10,091
Cash and cash equivalents at end of period	$ 94,731	$ 9,195

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.   BASIS OF PRESENTATION

      The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 24, 2004 and June 25, 2003 and for the thirteen week and thirty-nine week periods ended March 24, 2004 and March 26, 2003, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").  During the second quarter of fiscal 2004, the Company sold the remaining fifteen Cozymel's Coastal Grill ("Cozymel's") restaurants.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24,	March 26,	March 24,	March 26,
	2004	2003	2004	2003

Net income - as reported	$ 738	$ 46,160	$ 89,444	$ 128,389

Add: Reported stock-based compensation expense, net of taxes	417	310	1,348	1,505

Deduct: Fair value based compensation expense, net of taxes	(4,730)	(4,311)	(14,242)	(13,342)

Net income - pro-forma	$ (3,575)	$ 42,159	$ 76,550	$ 116,552

Earnings per share:
Basic - as reported	$ 0.01	$ 0.48	$ 0.93	$ 1.32
Basic - pro-forma	$ (0.04)	$ 0.43	$ 0.79	$ 1.20

Diluted - as reported	$ 0.01	$ 0.47	$ 0.91	$ 1.30
Diluted - pro-forma	$ (0.04)	$ 0.43	$ 0.78	$ 1.18

3.   RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

      During the third quarter of fiscal 2004, the Company recorded a $33.8 million charge for long-lived asset impairments. The Company will close thirty restaurants including six Chili's, five Macaroni Grill, six On The Border, six Corner Bakery Cafe and seven Big Bowl restaurants.  The decision to close the restaurants was the result of a comprehensive analysis performed during the third quarter that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria.  During the fourth quarter of fiscal 2004, the Company expects to record an additional charge of approximately $7.0 to $9.0 million, primarily related to existing lease obligations associated with several of the closing restaurants.  These lease charges will be recorded primarily during the fourth quarter in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires lease obligations to be recorded when a restaurant ceases operations.

       As a result of the seven Big Bowl closings and a review of the brand's positioning and future development plans, the earnings forecast was revised and the Company recorded a goodwill impairment charge of $27.0 million during the third quarter of fiscal 2004.  The fair value of Big Bowl was estimated using the present value of expected future cash flows.

        During fiscal 2003, the Company entered into negotiations to sell all sixteen of its Cozymel's restaurants.  The decision to discontinue growth and sell the brand required the Company to record asset impairment charges in fiscal 2003 totaling $20.3 million.  After taking this charge, the carrying values of the assets to be sold were approximately $23.8 million as of June 25, 2003.

       During the second quarter of fiscal 2004, the Company closed one Cozymel's restaurant and sold the remaining fifteen restaurants. In connection with the disposition, the Company received approximately $1.5 million in cash, $20.2 million in notes receivable, and recorded an impairment charge totaling $2.0 million during the second quarter of fiscal 2004.

        During the fourth quarter of fiscal 2004, the Company settled all outstanding notes receivable related to the sale of Cozymel's and received a final cash payment of $14.5 million.  As a result, the Company recorded an additional impairment charge of $5.7 million during the third quarter of fiscal 2004.

 4.   CONVERTIBLE DEBT

        In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures (the "Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs.  The Debentures require no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum.  The Debentures are redeemable at the Company's option beginning on October 10, 2004, and the holders of the Debentures may require the Company to redeem the Debentures on October 10, 2005, 2011 or 2016, and in certain other circumstances.  In addition, each $1,000 Debenture is convertible into 18.08 shares of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price for at least 20 trading days during the first 30 trading days of each quarter, the Company exercises its option to redeem the Debentures, the credit rating of the Debentures is reduced below both Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions.  The market price of the Company's common stock has not exceeded 120% of the accreted conversion price for any quarter, including the fourth quarter of fiscal 2004, since the issuance of the Debentures.  The conversion trigger price for the Company's first quarter of fiscal 2005 is $41.54.

5.   SHAREHOLDERS' EQUITY

      Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 3.3 million shares of its common stock for $105.2 million for year-to-date fiscal 2004.  As of March 24, 2004, approximately 21.5 million shares of its common stock had been repurchased for $497.3 million under the previously approved $510.0 million stock repurchase plan. In April 2004, the Board of Directors authorized an increase in the stock repurchase plan of $500.0 million.  The Company's stock repurchase plan will be used to minimize the dilutive impact of a potential conversion of the convertible debt and stock option exercises.  The authorized increase brings the Company's total stock repurchase program to $1,010.0 million.  The repurchased common stock is reflected as a reduction of shareholders' equity.

6. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest and income taxes for the first three quarters of fiscal 2004 and 2003 is as follows (in thousands):

	March 24, 2004	March 26, 2003

Interest, net of amounts capitalized	$ 2,805	$ 1,937
Income tax payments, net of refunds	25,530	3,122

Non-cash investing and financing activities for the first three quarters of fiscal 2004 and 2003 are as follows (in thousands):

	March 24, 2004	March 26, 2003

Issuance of notes for sale of Cozymel's	$ 14,455	$ -
Retirement of fully depreciated assets	7,785	153,865
Net (decrease) increase in fair value of interest rate swaps	(4,906)	8,764
Restricted common stock issued, net of forfeitures	2,379	4,644

7.      CONTINGENCIES

        In January 1996, the Company entered into a Tip Reporting Alternative Commitment agreement (the "Contract") with the Internal Revenue Service (the "IRS").  The Contract required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures.  The IRS has alleged that the Company did not meet the requirements of the Contract and has retroactively and unilaterally revoked it.  As a result of the revocation, the IRS commenced an examination during fiscal 2004 of the Company's 2000 through 2002 calendar years, which involved interviews of current and former employees for the purpose of assessing employer-only Federal Insurance Contributions Act ("FICA") taxes on estimated unreported cash tips.  The Company believes it has complied and continues to comply with all of the terms of the Contract and intends to vigorously contest the accuracy of any assessment that may be proposed and to assert that the Contract should be retroactively reinstated.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	13 Week Periods Ended		39 Week Periods Ended
	Mar. 24,	Mar. 26,	Mar. 24,	Mar. 26,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.4%	27.5%	27.5%	27.4%
Restaurant expenses	54.6%	54.9%	55.2%	54.9%
Depreciation and amortization	4.8%	4.8%	4.9%	4.8%
General and administrative	4.2%	4.1%	4.1%	4.1%
Restructure charges and other impairments	7.1%	0.0%	2.6%	0.4%
Total operating costs and expenses	98.1%	91.3%	94.3%	91.6%

Operating income	1.9%	8.7%	5.7%	8.4%

Interest expense	0.3%	0.5%	0.3%	0.4%
Other, net	0.2%	0.0%	0.1%	0.0%

Income before provision for income taxes	1.4%	8.2%	5.3%	8.0%
Provision for income taxes	1.3%	2.7%	2.0%	2.7%

Net income	0.1%	5.5%	3.3%	5.3%

      The following table details the number of restaurant openings during the third quarter and fiscal year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2004.

							Total
	Third Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Third Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2004	2003	2004	2003	2004
Chili's:
Company-owned	18	16	56	52	742	677	70
Franchised	3	5	16	15	220	203	17
Total	21	21	72	67	962	880	87

Macaroni Grill:
Company-owned	5	3	16	15	209	189	18
Franchised	-	1	1	1	8	7	2
Total	5	4	17	16	217	196	20

Maggiano's	-	1	3	4	28	24	3

On The Border:
Company-owned	2	-	2	4	116	115	3
Franchised	-	-	-	1	18	19	-
Total	2	-	2	5	134	134	3

Corner Bakery:
Company-owned	-	3	2	8	86	81	5
Franchised	-	-	-	1	3	3	-
Total	-	3	2	9	89	84	5

Big Bowl	1	2	3	6	21	17	3

Rockfish Partnership	1	4	4	8	24	20	5

Grand Total	30	35	103	115	1,475	1,355	126

OVERVIEW OF OPERATIONS

       Revenues for the third quarter and year-to-date of fiscal 2004 increased by 10.8% and 11.6%, respectively.  These increases were primarily driven by the addition of company-owned restaurants, as capacity (measured by average-weighted sales weeks) increased for the third quarter and year-to-date by 7.6% and 9.0%, respectively.  During the third quarter, the Company recorded a $33.8 million charge for long-lived asset impairments.  The Company will close 30 restaurants including six Chili's, five Macaroni Grill, six On The Border, six Corner Bakery and seven Big Bowl restaurants.  The decision to close the restaurants was the result of a comprehensive analysis performed during the third quarter that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria.  As a result of the seven Big Bowl closings and a review of the brand's positioning and future development plans, the Company recorded a goodwill impairment charge of $27.0 million. During the fourth quarter of fiscal 2004, the Company settled all outstanding notes receivable related to the sale of Cozymel's and received a final cash payment of $14.5 million.  As a result, the Company recorded an additional impairment charge of $5.7 million during the third quarter of fiscal 2004.

        The fourth quarter of fiscal 2004 is a 14-week quarter.  The Company estimates the extra week to contribute $0.05 to $0.07 to earnings per share.  The following outlook is based on a 13-week versus 13-week basis.  Revenues for the fourth quarter of fiscal 2004 are estimated to increase by 8% to 11%, driven primarily by capacity gains of 6% to 7%.  Cost of sales is estimated to be 0.1% to 0.2% higher than last year due to the impact of higher beef and dairy costs.  Restaurant expenses, excluding the prior year Cozymel's charge, are estimated to be 0.2% to 0.4% lower than last year as a result of increased sales leverage.  General and administrative expenses are estimated to be 0.3% to 0.4% higher due primarily to increased headcount and wage rates.  Additionally, during the fourth quarter of fiscal 2004, the Company expects to record an additional charge of $7.0 to $9.0 million, primarily related to existing lease obligations associated with the closing restaurants.  The effective tax rate during the fourth quarter is estimated to be approximately 31.0%.

REVENUES

        Revenues for the third quarter of fiscal 2004 increased to $931.9 million, 10.8% over the $840.8 million generated for the same quarter of fiscal 2003. Revenues for the thirty-nine week period ended March 24, 2004 rose 11.6% to $2,689.3 million from the $2,409.2 million generated for the same period of fiscal 2003.  The increases were primarily attributable to a net increase of 84 company-owned restaurants since March 26, 2003 and an increase in comparable store sales for the third quarter and year-to-date of fiscal 2004 compared to the same periods of fiscal 2003. The Company increased its capacity for the third quarter and year-to-date of fiscal 2004 by 7.6% and 9.0%, respectively, compared to the respective prior year periods. Comparable store sales increased 3.2% and 2.6% for the third quarter and year-to-date, respectively, from the same periods of fiscal 2003.  Menu prices in the aggregate increased 1.7% in fiscal 2004 as compared to fiscal 2003.

COSTS AND EXPENSES

        Cost of sales, as a percent of revenues, decreased 0.1% for the third quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The decrease was due to a 1.8% increase in menu prices, a 0.2% decrease in commodity prices for poultry, and a 0.2% favorable product mix shift for meat and seafood, partially offset by a 1.0% increase in commodity prices for meat, seafood, produce, beverages, dairy and cheese and a 1.1% unfavorable product mix shift for poultry and beverages.  Cost of sales, as a percent of revenues, increased 0.1% for year-to-date fiscal 2004 as compared to the same period of fiscal 2003.  The increase was due to a 1.6% unfavorable product mix shift for poultry, produce, beverages, dairy and cheese, and a 0.8% increase in commodity prices for produce, beverages, dairy and cheese, partially offset by a 1.7% increase in menu prices, a 0.4% decrease in commodity prices for poultry, and a 0.2% favorable product mix shift for meat and seafood.

        Restaurant expenses, as a percent of revenues, decreased 0.3% for the third quarter of fiscal 2004 as compared to the same period of fiscal 2003.  The decrease was primarily due to a decrease in management labor, partially offset by increases in utility costs, property taxes and health, workers compensation and general liability insurance.  Restaurant expenses, as a percent of revenues, increased 0.3% for year-to-date fiscal 2004 as compared to the same period of fiscal 2003.  The increase was primarily due to increases in payroll taxes resulting from increased tip reporting, utility costs, and health, workers compensation and general liability insurance.  These increases were partially offset by a $2.4 million gain recorded during the second quarter of fiscal 2004 as a result of the sale of four Chili's restaurants to a franchise partner and the sale of one real estate property.

        Depreciation and amortization increased $4.5 million and $14.4 million for the third quarter and year-to-date fiscal 2004, respectively, as compared to the same periods of fiscal 2003.  The increases in depreciation expense were due to new unit construction and ongoing remodel costs, partially offset by a declining depreciable asset base for older units.

         General and administrative expenses increased $4.6 million and $10.2 million for the third quarter and year-to-date fiscal 2004, respectively, as compared to the same periods of fiscal 2003. The increases were primarily due to an increase in incentive based compensation and increased payroll costs resulting from an increase in headcount and wage rates, partially offset by decreases in costs resulting from the Company's continued focus on controlling corporate expenditures.

         Restructure charges and other impairments recorded during the third quarter of fiscal 2004 include a $33.8 million charge for long-lived asset impairments, a goodwill impairment charge of $27.0 million related to Big Bowl, and a $5.7 million charge related to the settlement of all outstanding Cozymel's notes receivable.  Restructure charges and other impairments recorded year-to-date fiscal 2004 include the charges previously mentioned, as well as a $2.0 million loss on the sale of Cozymel's recorded during the second quarter of fiscal 2004.  Restructure charges and other impairments recorded year-to-date fiscal 2003 include $5.4 million resulting from the decision to close nine restaurants and to write down the assets of one under-performing restaurant and a $4.1 million impairment of intellectual property rights.

         Interest expense decreased $1.0 million and $1.2 million for the third quarter and year-to-date fiscal 2004, respectively, as compared to the same periods of fiscal 2003.  Decreases in interest expense primarily resulted from debt issuance costs related to the convertible debt being fully amortized in the second quarter of fiscal 2004 and lower average outstanding balances on the senior notes and revolving lines-of-credit.  These decreases were partially offset by a decrease in capitalized interest due to lower interest rates.

         Other, net increased approximately $1.0 million and $2.6 million for the third quarter and year-to-date fiscal 2004, respectively, as compared to the same periods of fiscal 2003.  Increases in the Company's net savings plan obligations were partially offset by decreases in losses related to the Company's share in equity method investees and by gains from life insurance proceeds recorded in the first and second quarters of fiscal 2003 totaling $3.5 million.

INCOME TAXES

        The Company's effective income tax rate increased to 94.3% from 33.3% for the third quarter of fiscal 2004 and to 37.8% from 33.4% year-to-date for fiscal 2004 as compared to the same periods of fiscal 2003. The increases are primarily due to the Big Bowl goodwill impairment charge, which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The working capital deficit decreased from $143.7 million at June 25, 2003 to $121.0 million at March 24, 2004.  Net cash provided by operating activities increased to $351.4 million for the first nine months of fiscal 2004 from $306.8 million during the same period in fiscal 2003 due to increased profitability before restructuring charges and other impairments, and the timing of operational receipts and payments.  The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

        Payments of the Company's contractual obligations under outstanding indebtedness and the expiration of credit facilities as of March 24, 2004 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Convertible debt (a)	$ 267,279	$ -	$ -	$ -	$ 267,279
Senior notes	30,172	14,300	15,872	-	-
Capital leases	61,870	3,455	6,778	7,126	44,511
Mortgage loan obligations	39,536	2,351	4,767	4,387	28,031
Operating leases	878,910	102,491	195,181	172,317	408,921
Amount of Credit Facility Expiration by Period (in thousands)

Total Commitment
		Less than 1 year (c)	2-3 Years	4-5 Years	Over 5 Years
Credit facilities (b)	$ 325,000	$ 50,000	$ 275,000	$ -	$ -

(a)  The convertible debt was issued at a discount representing a yield to maturity of 2.75% per annum.  The $267.3 million balance is the accreted carrying value of the debt at March 24, 2004.  The convertible debt will continue to accrete at 2.75% per annum and, if outstanding to maturity in October 2021, the obligation will total $431.7 million.

(b)  There were no amounts outstanding under the credit facilities as of March 24, 2004.

(c)  The portion of the credit facilities that expires in less than one year is an uncommitted obligation giving the lenders the option not to extend the Company funding.  Should any or all of these obligations not be extended, the Company has adequate capacity under the committed facility, which does not expire until fiscal 2006.

          Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were approximately $224.3 million for the first nine months of fiscal 2004 compared to $245.1 million for the same period of fiscal 2003. The decrease is due primarily to fewer restaurants under construction and fewer restaurants opened in the current period as compared to the same period in fiscal 2003. The Company estimates that its capital expenditures during the fourth quarter of fiscal 2004 will approximate $81.0 million. These capital expenditures will be funded entirely from operations and existing credit facilities.

          During the fourth quarter of fiscal 2004, the Company settled all outstanding notes receivable related to the sale of Cozymel's and received a final cash payment totaling $14.5 million.

          In connection with the restaurant closings in the fourth quarter of fiscal 2004, the Company expects to generate cash of approximately $13.0 million primarily related to the sale of real estate and tax benefits resulting from impairment charges.

         Pursuant to the Company's current stock repurchase plan, the Company repurchased approximately 3.3 million shares of its common stock for $105.2 million for year-to-date fiscal 2004.  As of March 24, 2004, approximately 21.5 million shares of its common stock had been repurchased for $497.3 million under the previously approved $510.0 million stock repurchase plan. In April 2004, the Board of Directors authorized an increase in the stock repurchase plan of $500.0 million.  The Company's stock repurchase plan will be used to minimize the dilutive impact of a potential conversion of the convertible debt and stock option exercises.  The authorized increase brings the Company's total stock repurchase program to $1,010.0 million.  The repurchased common stock is reflected as a reduction of shareholders' equity.

         The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of business.

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

Self-Insurance

       The Company is self-insured for certain losses related to health, general liability and workers' compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

       The restaurant business is highly competitive with respect to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns.  The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company.  There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.  In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

       Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.  In particular, since the Company depends heavily on the "Chili's" brand for a majority of its revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

PART II.  OTHER INFORMATION

 Item 1.   LEGAL PROCEEDINGS

       Information regarding legal proceedings is incorporated by reference from Note 7 to the Company's consolidated financial statements set forth in Part I of this report.

Item 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

       Shares repurchased during the third quarter of fiscal 2004 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
December 25, 2003 through January 28, 2004	282,800	$33.45	$18,054
January 29, 2004 through February 25, 2004	148,200	$35.83	$12,739
February 26, 2004 through March 24, 2004	1,300	$38.24	$12,689
	432,300	$34.28

(a)  All of the shares purchased during the third quarter of fiscal 2004 were purchased as part of the publicly announced program described in Part I of this report.

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

(b)      Reports on Form 8-K

A current report on Form 8-K, dated January 20, 2004, was filed with the Securities and Exchange Commission on January 23, 2004.  This Form 8-K furnished a copy of the Company's press release announcing its second quarter fiscal 2004 results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: May 7, 2004	By: /s/ Douglas H. Brooks
Douglas H. Brooks, President
and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2004	By: /s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)