Form 10-K
period 2004-06-30
BRINKER INTERNATIONAL INC
filed 2004-09-13
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,920,282,280.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2004
Common Stock, $0.10 par value	89,834,485 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2004, are incorporated by reference into Part II hereof, to the extent indicated herein.  Portions of the registrant's Proxy Statement for its annual meeting of shareholders on November 4, 2004, to be dated on or about September 13, 2004, are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

Item 1.  BUSINESS.

General

Brinker International, Inc. (the "Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl") restaurant concepts.  Additionally, in July 2001, the Company acquired a 40% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").  In October 2002, the Company made an additional capital contribution to Rockfish increasing its ownership interest to approximately 43%.  The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977.  The Company completed the acquisitions of Macaroni Grill, On The Border, Maggiano's, Corner Bakery and Big Bowl in November 1989, May 1994, August 1995, August 1995, and February 2001, respectively.

Primary Restaurant Concepts

Chili's Grill & Bar

Chili's is a full-service restaurant, featuring a casual atmosphere and a varied menu of chicken, beef and seafood entrees, steaks, fajitas, sandwiches, salads, appetizers, desserts, and its legendary Big Mouth Burgers and Baby Back Ribs, all prepared fresh daily according to special Chili's recipes.  The full-service Margarita Bar is available at each Chili's restaurant, with a variety of specialty margaritas, including the Presidente Margarita, offered as the concept's signature drink.  Emphasis is placed on serving substantial portions of fresh, flavorful, and high quality food at modest prices.

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

Entree selections range in menu price from $5.89 to $14.99, with the average revenue per meal, including alcoholic beverages, approximating $11.68 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 86.6% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.4%.

Romano's Macaroni Grill

Macaroni Grill is a quality, casual, fun Italian restaurant full of the sights, sounds and aromas of Italy today.  Guests enjoy Italian culinary masterpieces from regions all over Italy as well as a few American Italian favorites.  These selections include signature pastas, grilled features, seafood, salads and pizza from Rome, Sicily, Portofino, Milan, Bologna and Naples - all prepared by talented chefs in open kitchens.  Macaroni Grill features wood burning ovens, festive string lights, fresh flowers, a broad selection of wine, and display cooking.  Guests are met with a sincere welcome at the door and enjoy warm, knowledgeable service.  Additionally, guests enjoy the convenience of Macaroni Grill's Curbside To Go service.  Delicious, chef-prepared meals are delivered right to their cars for them to share at home with friends and family.

Entree selections range in menu price from $5.99 to $17.99 with monthly chef features priced separately.  The average revenue per meal, including alcoholic beverages, is approximately $14.26 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 87.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.8%.

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

Entree selections range in menu price from $7.95 to $37.95, with the average revenue per meal, including alcoholic beverages, approximating $26.31 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 79.4% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 20.6%.

On The Border Mexican Grill & Cantina

On The Border is a full-service, national, casual-dining Mexican restaurant chain.  On The Border's menu offers a wide variety of Mexican favorites and is best known for its fajitas and margaritas.  On The Border also offers a variety of innovative menu items that allow guests to "Explore the Best of Mexico", from Guacamole Live! to Shaken Margarita Shrimp Cocktail to a Red Chili Ribeye.  As a full service restaurant, On The Border offers full bar service, in-restaurant dining and patio dining in all locations.  On The Border also offers the convenience of a To-Go menu and To-Go entrance to expedite take-out service in all locations.  In addition to To Go, On The Border offers catering service from simple drop-off delivery to full-service event planning.

Entree selections range in menu price from $5.99 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $12.75 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 80.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 19.5%.

Corner Bakery Cafe

Evolving over the years from one true bakery to a collection of destinations for people in their communities, Corner Bakery Cafe has grown into one of America's premiere quick-casual bakery cafes.  Beneath recognizable black and white awnings, Corner Bakery Cafe serves breakfast, lunch, dinner and everything in between.  Breakfast choices include egg scramblers, breakfast pastries and mixed-berry parfaits.  Lunch and dinner feature hearty soups, fresh salads, delicious sandwiches, hot panini and decadent desserts.  Corner Bakery Cafe's atmosphere allows guests to sit and relax or get their food to go quickly.  Most cafes have both indoor seating and inviting outdoor patios.  Corner Bakery Cafe's catering offers a wide variety of breakfast treats, fresh salads and unique sandwich choices for any size meeting or social event.

Prices for menu items range from $1.00 to $6.99 with the average revenue per meal approximating $7.44 per person.  During the fiscal year ended June 30, 2004, food and non-alcoholic beverage sales constituted over 99% of the concept's total restaurant revenues.  Catering sales constituted approximately 20.3% of sales.

Big Bowl Asian Kitchen

Big Bowl Asian Kitchen is a full-service, casual dining concept with a menu featuring appetizers and entrees inspired and influenced by the varied cuisines and flavor profiles of Asia, ranging from the classic and familiar Chinese and Japanese, to the bold and innovative Thai and Vietnamese.  Staying true to these varied culinary origins, all of Big Bowl's food is crafted with attention to detail, using fresh ingredients, an assortment of authentic sauces and condiments, all served with a variety of noodles and jasmine rice.  The stir fry bar allows guests to make choices from a tremendous assortment of fresh vegetables, sauces with vibrant flavor profiles, and wok-seared meats.  Complementing the menu, Big Bowl offers an assortment of non-alcoholic beverages, like its signature ginger soda, as well as cocktails and Asian beers.  Big Bowl's atmosphere is casual and evocative, with decor elements built on the color palette and icons of the Far East.  The staff-members are well-trained to escort diners through the menu and the experience, delivering friendly, knowledgeable service.

Entree selections range in menu price from $6.95 to $12.95, and appetizer prices range from $3.95 to $7.25.  The average revenue per meal, including alcoholic beverages is approximately $13.15 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 90.2% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 9.8%.

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

Entree selections range in menu price from $5.63 to $16.75 with chalkboard specials priced on a daily basis.  The average revenue per meal, including alcoholic beverages, is approximately $14.37 per person.  During the year ended June 30, 2004, food and non-alcoholic beverage sales constituted approximately 86.7% of the concept's total revenues, with alcoholic beverage sales accounting for the remaining 13.3%.

Business Development

The Company's long-term objective is to continue most of its expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets.  The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve the Company's competitive position, marketing potential and profitability.  Expansion efforts will be focused not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) which can adequately support any of the Company's restaurant concepts.

The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques.  The site selection process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics such as visibility, accessibility and traffic volume; relative proximity to activity centers such as shopping centers, hotel and entertainment complexes and office buildings; and supply and demand trends, such as proposed infrastructure improvements, new developments, and potential competition.  Members of management inspect, review and approve each restaurant site prior to its acquisition.

The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards.  In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation.  If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's measurement criteria, such as return on investment and area demographic trends, do not support relocation.  Since inception, the Company has closed eighty-seven restaurants, including thirty-five in fiscal 2004, which were performing below the Company's standards primarily due to declining or shifting trade area demographics.  The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

The following table illustrates the system-wide restaurants opened in fiscal 2004 and the planned openings in fiscal 2005:

	Fiscal 2004 Openings	Fiscal 2005 Projected Openings
Chili's: Company-Operated Franchise	71 24	75-80 25-30
Macaroni Grill: Company-Operated Franchise	18 2	18-20 3-6
Maggiano's	3	4-5
On The Border: Company-Operated Franchise	3 0	10-13 0-1
Corner Bakery: Company-Operated Franchise	5 0	8-10 0-1
Big Bowl	3	1-2
Rockfish	5	0-1
Total	134	144-169

The Company anticipates that some of the fiscal 2005 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes some or substantially all, of the building construction costs.  In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border	Big Bowl	Corner Bakery
Land	$ 700,000	$ 950,000	$2,500,000	$ 800,000	$850,000	$ 600,000
Building	1,100,000	1,300,000	3,150,000	1,300,000	1,100,000	615,000
Furniture & Equipment	450,000	520,000	1,200,000	520,000	450,000	325,000
Other	70,000	80,000	150,000	80,000	50,000	25,000
Total	$2,320,000	$2,850,000	$7,000,000	$2,700,000	$2,450,000	$1,565,000

The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

Franchise Operations

The Company intends to continue its expansion through franchise development, both domestically and internationally.  At June 30, 2004, forty-two total joint venture or franchise development agreements existed.  During the year ended June 30, 2004, twenty Chili's franchised restaurants were opened, four company-owned Chili's were sold to a franchisee, and two Macaroni Grill franchised restaurants were opened.

In fiscal 2004, the first franchised Chili's opened on an international United States Air Force base at Kadena Air Force Base in Okinawa, Japan.  Another opening is planned for Ramstein Air Force Base in Germany during early fiscal 2005.  United States Air Force Services is the Company's franchisee for these locations.  Additionally, in fiscal 2004 the Company sold four company-owned Chili's restaurants in Northeast Ohio to Strang Management Corporation and received a commitment from Strang Management Corporation to build sixteen more Chili's restaurants over a six year period. The Company also entered into a franchise development agreement limited exclusively to small town Chili's development with Bonnaroo Restaurant Group for selected small towns in South Carolina and Georgia.

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

Jointly-Developed Operations

From time to time, the Company enters into agreements for research and development activities related to the testing of new restaurant concepts, typically acquiring a significant equity interest in such ventures.  The Company's ownership interest in the legal entities owning the Rockfish restaurants is approximately 43%.  At June 30, 2004, twenty-five Rockfish restaurants were operating, located in the states of Arizona, New Mexico, North Carolina, and Texas.

Restaurant Management

The Company's philosophy to maintain and operate each concept as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments are preserved.  These factors are critical to the viability of each concept.  Each concept is directed by a president and one or more concept vice presidents overseeing specifically identified areas.

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

The Company ensures consistent quality standards in all concepts through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of Company-formulated recipes.  Routine visitation to the restaurants by all levels of supervision enforces strict adherence to Company standards and operating procedures.

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

Purchasing

The Company's ability to maintain consistent quality of products throughout each of its restaurant concepts depends upon acquiring food and beverage products and related items from reliable sources.  Suppliers are pre-approved by the Company and are required, along with the restaurants, to adhere to strict product specifications established through the Company's quality assurance program to ensure that high quality, wholesome food and beverage products are served in the restaurants.  The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items.  All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers to be delivered to the Company's restaurants.  Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

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

Employees

At June 30, 2004, the Company employed approximately 96,600 persons, of whom approximately 1,100 were corporate personnel, 5,900 were restaurant area directors, managers or trainees and 89,600 were employed in non-management restaurant positions.  The executive officers of the Company have an average of over 20 years of experience in the restaurant industry.

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

Trademarks

The Company has registered and/or has pending, among other marks, "Big Bowl", "Big Bowl Asian Kitchen", "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "Corner Bakery", "Corner Bakery Cafe", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "On The Border Mexican Grill & Cantina", as trademarks with the United States Patent and Trademark Office.

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

Each of the Company's restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located.  The Company generally has not encountered any material difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future.

The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company's operations, the Company cannot ensure that there will not be a material negative effect in the future.  More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  The Company expects increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and although such increases are not expected to be material, the Company cannot assure that there will not be material increases in the future.  In addition, the Company's vendors may be affected by higher minimum wage standards, which may increase the price of goods and services supplied to the Company.

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

Successful mergers, acquisitions, divestitures and other strategic transactions are important to the future growth and profitability of the Company

The Company intends to evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of its strategic planning initiative.  These transactions involve various inherent risks, including accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the Company's ability to achieve projected economic and operating synergies; unanticipated changes in business and economic conditions affecting an acquired business; and the ability of the Company to complete divestitures on acceptable terms and at or near the prices estimated as attainable by the Company.

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

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.  In particular, since the Company depends heavily on the "Chili's" brand for a majority of its revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Chili's brand, and consequently on the Company's business, financial condition and results of operations.

Other risk factors may adversely affect the Company's financial performance.

Other risk factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, terrorist attacks, and weather and other acts of God.

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

Item 2.    PROPERTIES.

Restaurant Locations

At June 30, 2004, the Company's system of company-operated, jointly-developed and franchised units included 1,476 restaurants located in forty-nine states, Washington, D.C., Australia, Bahrain, Canada, Egypt, Great Britain, Guatemala, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, and Venezuela.  The Company's portfolio of restaurants is illustrated below:

Chili's: Company-Operated Franchise	752 227
Macaroni Grill: Company-Operated Franchise	206 9
Maggiano's	28
On The Border: Company-Operated Franchise	111 18
Corner Bakery: Company-Operated Franchise	83 3
Big Bowl	14
Rockfish	25
Total	1,476

The 979 Chili's restaurants include domestic locations in 49 states and foreign locations in 22 countries.  The 215 Macaroni Grill restaurants include domestic locations in 40 states and foreign locations in Canada, Great Britain, Mexico and Puerto Rico.  The Maggiano's, On The Border, Corner Bakery, and Big Bowl restaurants are located exclusively within the United States in 13 (and the District of Columbia), 31,  8 (and the District of Columbia), and 6 states, respectively.

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border	Big Bowl
Square Feet	4,000 - 5,700	6,300 - 7,000	12,000 - 18,000	5,200 - 6,200	5,500 - 5,700
Dining Seats	150 - 220	235 - 280	500 - 725	195 - 265	195 - 200
Dining Tables	35 - 50	50 - 70	100 - 150	45 - 65	45 - 50

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

Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 35 years.  The leases typically provide for a fixed rental plus percentage rentals based on sales volume.  At June 30, 2004, the Company owned the land and/or building for 861 of the 1,194 Company-operated restaurants.  The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

Other Properties

The Company leases warehouse space totaling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies.  The Company owns an office building containing approximately 108,021 square feet which it uses for part of its corporate headquarters and menu development activities.  The Company leases an additional office complex containing approximately 198,000 square feet for the remainder of its corporate headquarters, of which approximately 151,860 square feet is currently utilized by the Company, and the remaining 46,140 square feet is under lease, listed for lease to third party tenants, or reserved for future expansion of the Company headquarters.  The Company also leases office space in Arizona, California, Colorado, Florida, Illinois, Missouri, New Jersey, North Carolina, Rhode Island and Texas for use as regional operation or real estate/construction offices.  The size of these office leases range from 144 square feet to 4,049 square feet.  The Company owns or leases warehouse space in California, Georgia, Illinois and Texas for use as commissaries for the preparation of bread and other food products primarily for its Corner Bakery stores.  The size of these commissaries range from 11,383 square feet to 20,000 square feet.

Item 3.    LEGAL PROCEEDINGS.

In January 1996, the Company entered into a Tip Reporting Alternative Commitment agreement (the "Contract") with the Internal Revenue Service (the "IRS").  The Contract required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures.  The IRS has alleged that the Company did not meet the requirements of the Contract and has retroactively and unilaterally revoked it.  As a result of the revocation, the IRS commenced an examination during fiscal 2004 of the Company's 2000 through 2002 calendar years, which involved interviews of current and former employees for the purpose of assessing employer-only Federal Insurance Contributions Act  ("FICA") taxes on estimated unreported cash tips.  In connection with this examination, the IRS has also alleged that some portion of these unreported tips should have been treated as service charges subject to employment taxes.  On August 30, 2004, the IRS notified the Company that it intends to issue a notice and demand, on or after September 29, 2004, for the employer's share of FICA taxes on unreported tips.  The Company believes it has complied and continues to comply with all of the terms of the Contract and with the law pertaining to the employment tax treatment of service charges.  The Company intends to vigorously contest the accuracy of any assessment that may be proposed with respect to either unreported tips or service charges and, in the case of tips, to assert that the Contract precludes the retroactive assessment of employer-only FICA taxes.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, with respect to either issue.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EAT".  Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions.  The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.

Fiscal year ended June 30, 2004:

	High	Low
First Quarter	$36.96	$30.31
Second Quarter	$34.30	$29.60
Third Quarter	$39.54	$32.47
Fourth Quarter	$39.52	$34.12

Fiscal year ended June 25, 2003:

	High	Low
First Quarter	$32.60	$25.12
Second Quarter	$32.25	$25.64
Third Quarter	$32.95	$26.40
Fourth Quarter	$36.68	$30.30

As of August 24, 2004, there were 1,176 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock and does not currently intend to do so as profits are reinvested into the Company to fund expansion of its restaurant business.  Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

In October 2001, the Company issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the "Debentures").  The Debentures and the common stock issuable upon conversion of the Debentures were not registered under the Securities Act of 1933, as amended; however, the Company subsequently filed a registration statement covering the resale of these securities by the holders thereof.  Banc of America Securities LLC and Salomon Smith Barney Inc. served as the joint book-running managers for the offering.  The Debentures were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended).  The aggregate offering price for the Debentures was approximately $250.0 million and the aggregate underwriting discount of 2.125% was approximately $5.3 million.  The Debentures are redeemable at the Company's option beginning on October 10, 2004, and the holders of the Debentures may require the Company to redeem the Debentures on October 10, 2005, 2011 or 2016, and in certain other circumstances.  In addition, each $1,000 Debenture is convertible into 18.08 shares of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price at specified dates, the Company exercises its option to redeem the Debentures, a credit rating of the Debentures is reduced below Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions.  The accreted conversion price is equal to the issue price of the Debenture plus accrued original issue discount divided by 18.08 shares.  The proceeds of the offering were used for repayment of existing indebtedness, restaurant acquisitions, purchases of outstanding common stock under the Company's stock repurchase plan, and for general corporate purposes.

In May 2004, the Company issued $300.0 million in the aggregate principal amount at maturity of 5.75% Notes due 2014 (the "Unregistered Notes").  The Unregistered Notes were not registered under the Securities Act of 1933, as amended.  Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. served as the joint book-running managers for the offering.  The Unregistered Notes were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended), and, outside the United States, to non-U.S. persons in reliance on Regulation S under the Securities Act.  The Unregistered Notes are redeemable at the Company's option at any time, in whole or in part.  The proceeds of the offering were and will be used for general corporate purposes, including the repurchase of the Company's common stock pursuant to its share repurchase program.

In September 2004, the Company completed an exchange offer (the "Exchange Offer") in the aggregate principal amount of $300.0 million pursuant to which all of the holders of the Unregistered Notes exchanged the Unregistered Notes for new 5.75% notes due 2014 (the "Registered Notes").  The Registered Notes are on substantially the same terms as the Unregistered Notes except that the Registered Notes have been registered under the Securities Act and are freely tradeable.  The Company did not receive any new proceeds from the issuance of the Registered Notes.

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 24, 2004, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.

Shares repurchased during the fourth quarter of fiscal 2004 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
March 25, 2004 through April 28, 2004	501,000	$38.06	$493,600,321.00
April 29, 2004 through May 26, 2004	1,820,300	$36.76	$426,604,870.00
May 27, 2004 through June 30, 2004	3,714,000	$35.31	$295,323,157.00
Total	6,035,300	$35.98

(a) All of the shares purchased during the fourth quarter of fiscal 2004 were purchased as part of the publicly announced program described in "Liquidity and Capital Resources" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference from the 2004 Annual Report to Shareholders and is presented on pages F-5 through F-7 of Exhibit 13 to this report.

Item 6.    SELECTED FINANCIAL DATA.

"Selected Financial Data" is incorporated herein by reference from the 2004 Annual Report to Shareholders and is presented on page F-1 of Exhibit 13 to this report.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2004 Annual Report to Shareholders and is presented on pages F-2 through F‑11 of Exhibit 13 to this report.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2004 Annual Report to Shareholders and is presented on pages F-7 through F-8 of Exhibit 13 to this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Index to Financial Statements attached hereto on page 20 for a listing of all financial statements incorporated by reference from the 2004 Annual Report to Shareholders attached as part of Exhibit 13 to this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures [as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")], as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended June 30, 2004, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors - Information About Nominees", "Governance Of The Company", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be dated on or about September 13, 2004, for the annual meeting of shareholders on November 4, 2004, are incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION.

"Executive Compensation" and "Report of the Compensation Committee" in the Company's Proxy Statement to be dated on or about September 13, 2004, for the annual meeting of shareholders on November 4, 2004, are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

"Election of Directors - Stock Ownership of Directors", "Executive Compensation - Equity Compensation Plan Information", and "Stock Ownership of Certain Persons" in the Company's Proxy Statement to be dated on or about September 13, 2004, for the annual meeting of shareholders on November 4, 2004, are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be dated on or about September 13, 2004, for the annual meeting of shareholders on November 4, 2004, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 "Report of the Audit Committee" in the Company's Proxy Statement to be dated on or about September 13, 2004, for the annual meeting of shareholders on November 4, 2004, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Financial Statements.

Reference is made to the Index to Financial Statements attached hereto on page 20 for a listing of all financial statements attached as Exhibit 13 to this report.

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

BRINKER INTERNATIONAL, INC.,
a Delaware corporation

By: /s/ Charles M. Sonsteby
Charles M. Sonsteby, Executive Vice
President and Chief Financial Officer

Dated: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 13, 2004.

Name	Title

/s/ Douglas H. Brooks Douglas H. Brooks	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Charles M. Sonsteby Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

___________________________________ Ronald A. McDougall	Chairman of the Board

___________________________________ Dan W. Cook, III	Director

___________________________________ Robert M. Gates	Director
/s/ Marvin J. Girouard Marvin J. Girouard	Director

/s/ Ronald Kirk Ronald Kirk	Director

___________________________________ George R. Mrkonic	Director
/s/ Erle Nye Erle Nye	Director

/s/ James E. Oesterreicher James E. Oesterreicher	Director

/s/ Cece Smith Cece Smith	Director

/s Roger T. Staubach Roger T. Staubach	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended. (1)

3(b)	Bylaws of the Registrant. (2)

4(a)	Form of Zero Coupon Convertible Senior Debenture Due 2021. (3)

4(b)	Indenture between the Registrant and SunTrust Bank, as Trustee. (3)

4(c)	Form of 5.75% Note due 2014. (4)

4(d)	Indenture between the Registrant and Citibank, N.A., as Trustee. (2)

4(e)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes. (2)

10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (5)

10(b)	Registrant's 1992 Incentive Stock Option Plan. (5)

10(c)	Registrant's Stock Option and Incentive Plan. (6)

10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (7)

10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall. (6)

10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall. (8)

13	2004 Annual Report to Shareholders. (9)

21	Subsidiaries of the Registrant. (8)

23	Consent of Independent Registered Public Accounting Firm. (8)

31(a)	Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (8)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (8)

32(a)

Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (8)

32(b)

Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (8)

99(a)	Proxy Statement of Registrant. (10)

_____________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

(3)	Filed as an exhibit to registration statement on Form S-3 filed December 11, 2001, SEC File No. 333-74902, and incorporated herein by reference.

(4)	Included in exhibit 4(d) to this annual report on Form 10-K for year ended June 30, 2004.

(5)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to annual report on Form 10-K for the year ended June 28, 2000, and incorporated herein by reference.

(8)	Filed herewith

(9)	Portions filed herewith, to the extent indicated herein.

(10)	To be filed on or about September 13, 2004.