Form 10-Q
period 2004-09-29
BRINKER INTERNATIONAL INC
filed 2004-11-08
CIK 703351

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2004

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
Yes   X        No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X        No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Common Stock, $0.10 par value	86,443,414 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 29, 2004 (Unaudited)	June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 50,718	$ 226,762
Accounts receivable	45,884	37,934
Inventories	42,556	38,113
Prepaid expenses and other	73,092	74,764
Deferred income taxes	19,592	23,347
Total current assets	231,842	400,920
Property and Equipment, at cost:
Land	286,635	283,777
Buildings and leasehold improvements	1,386,668	1,354,671
Furniture and equipment	686,403	666,415
Construction-in-progress	75,498	72,818
	2,435,204	2,377,681
Less accumulated depreciation and amortization	(850,000)	(810,835)
Net property and equipment	1,585,204	1,566,846
Other Assets:
Goodwill	136,021	158,068
Other	73,482	85,957
Total other assets	209,503	244,025
Total assets	$2,026,549	$2,211,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 18,131	$ 18,099
Accounts payable	100,141	96,795
Accrued liabilities	208,867	227,225
Income taxes payable	-	37,043
Total current liabilities	327,139	379,162
Long-term debt, less current installments	640,319	639,291
Deferred income taxes	83,081	81,902
Other liabilities	92,472	85,363

Contingencies (Note 7)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
96,688,926 shares outstanding at September 29,
2004, and 117,499,541 shares issued and
90,647,745 shares outstanding at June 30, 2004	11,750	11,750
Additional paid-in capital	233,424	357,444
Accumulated other comprehensive income	658	737
Retained earnings	1,292,017	1,277,298
	1,537,849	1,647,229
Less:
Treasury stock, at cost (20,810,615 shares at September 29, 2004 and 26,851,796 shares at June 20, 2004)	(652,409)	(619,806)
Unearned compensation	(1,902)	(1,350)
Total shareholders' equity	883,538	1,026,073
Total liabilities and shareholders' equity	$2,026,549	$2,211,791
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended
	September 29, 2004	September 24, 2003

Revenues	$ 910,478	$ 870,898

Operating Costs and Expenses:
Cost of sales	253,089	239,902
Restaurant expenses	509,401	486,358
Depreciation and amortization	45,939	42,409
General and administrative	37,152	33,296
Restructure charges and other impairments	48,256	-
Total operating costs and expenses	893,837	801,965

Operating income	16,641	68,933

Interest expense	7,119	3,318
Other, net	442	(257)

Income before income tax benefit (expense)	9,080	65,872

Income tax benefit (expense)	5,639	(21,277)

Net income	$ 14,719	$ 44,595

Basic net income per share	$ 0.16	$ 0.46

Diluted net income per share	$ 0.16	$ 0.45

Basic weighted average
shares outstanding	89,761	97,404

Diluted weighted average
shares outstanding	90,930	99,367

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Week Periods Ended
	September 29,	September 24,
	2004	2003
Cash Flows from Operating Activities:
Net income	$ 14,719	$ 44,595
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	45,939	42,409
Restructure charges and other impairments	48,256	-
Deferred income taxes	4,977	684
Gain on sale of assets	(3,777)	-
Amortization of deferred costs	2,068	2,706
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	(8,067)	2,922
Inventories	(4,558)	143
Prepaid expenses and other	2,471	2,739
Other assets	351	(2,317)
Current income taxes	(37,043)	19,836
Accounts payable	3,346	(8,693)
Accrued liabilities	(17,224)	(11,374)
Other liabilities	2,150	3,659
Net cash provided by operating activities	53,608	97,309

Cash Flows from Investing Activities:
Payments for property and equipment	(84,307)	(67,966)
Proceeds from sale of assets	13,482	-
Net repayments of advances to affiliates	116	552
Issuance of loan to affiliate	-	(1,300)
Net cash used in investing activities	(70,709)	(68,714)

Cash Flows from Financing Activities:
Purchases of shares under forward contracts	(120,600)	-
Purchases of treasury stock	(42,293)	(51,904)
Proceeds from issuances of treasury stock	4,632	4,657
Payments of long-term debt	(682)	(677)
Net borrowings on credit facilities	-	400
Net cash used in financing activities	(158,943)	(47,524)

Net change in cash and cash equivalents	(176,044)	(18,829)
Cash and cash equivalents at beginning of period	226,762	33,492
Cash and cash equivalents at end of period	$ 50,718	$ 14,563

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.   BASIS OF PRESENTATION

      The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 29, 2004 and June 30, 2004 and for the thirteen week periods ended September 29, 2004 and September 24, 2003, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

      The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 2004 Form 10-K. Management believes that the disclosures are sufficient for interim financial reporting purposes.

2.    STOCK OPTION PLANS

      The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.  Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

Thirteen Week Periods Ended
	September 29,	September 24,
	2004	2003

Net income - as reported	$ 14,719	$ 44,595

Add: Reported stock-based compensation expense, net of taxes	395	587

Deduct: Fair value based compensation expense, net of taxes	(4,724)	(4,590)

Net income - pro-forma	$ 10,390	$ 40,592

Earnings per share:
Basic - as reported	$ 0.16	$ 0.46
Basic - pro-forma	$ 0.12	$ 0.42

Diluted - as reported	$ 0.16	$ 0.45
Diluted - pro-forma	$ 0.11	$ 0.41

3.    RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

      During the first quarter of fiscal 2005, the Company recorded a $31.2 million impairment charge resulting from the decision to sell nine Big Bowl restaurants and to close the remaining five restaurants.  The decision to dispose of Big Bowl was the result of recent research and testing of the brand's competitive positioning.  The impairment charge consists of goodwill totaling $21.6 million and buildings, furniture, and equipment totaling $9.6 million.  The carrying values of the remaining long-lived assets totaled approximately $6.0 million as of September 29, 2004 and were based on an offer price obtained in connection with the sale of the brand.  During the second quarter of fiscal 2005, the Company expects to record an additional charge of approximately $3.0 million, primarily related to existing lease obligations associated with the disposition of Big Bowl.

      During the first quarter of fiscal 2005, the Company recorded a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish as a result of recent declines in operating performance and lower forecasted earnings.

       During the first quarter of fiscal 2005, the Company recorded a $1.4 million charge for long-lived asset impairments associated with the closure of one Corner Bakery commissary.

      In fiscal 2004, the Company recorded a $39.5 million impairment charge resulting from the decision to close thirty restaurants.  The charge consisted primarily of buildings, furniture, and equipment totaling $31.2 million, lease obligation charges totaling $6.2 million, and the write-off of inventory and other supplies totaling $2.1 million.  The fair value of the long-lived assets was based on estimates from third party real estate brokers who examined comparable property sales values in the respective markets in which the restaurants were located and offer prices received from third parties in connection with the sale of the restaurants.  During the first quarter of fiscal 2005, the Company recorded a $1.2 million gain related to the thirty closed restaurants consisting of increases in the estimated sales value of previously impaired owned units and decreases in the estimated lease obligation.  The carrying values of the remaining long-lived assets totaled approximately $12.3 million at

September 29, 2004.  In addition, during the first quarter of fiscal 2005, the Company made payments totaling $1.6 million primarily related to lease termination costs associated with the closed restaurants, reducing the lease obligation in accrued liabilities to $3.2 million.

4.    CONVERTIBLE DEBT

      In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures (the "Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs.  The Debentures require no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum.  The Debentures are redeemable at the Company's option beginning on October 10, 2004.  If redeemed by the Company, the holders of the Debentures may elect to receive payment in cash or common stock.  The holders may require the Company to redeem the Debentures on October 10, 2005, 2011 or 2016, and in certain other circumstances.  If the holders exercise their redemption rights, the Company may choose to pay in cash, common stock, or a combination of the two.  In addition, each $1,000 Debenture is convertible into 18.08 shares (7.8 million shares in total) of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price for at least 20 trading days during the first 30 trading days of each quarter, the Company exercises its option to redeem the Debentures, the credit rating of the Debentures is reduced below both Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions.  The market price of the Company's common stock has not exceeded 120% of the accreted conversion price for any quarter, including the second quarter of fiscal 2005, since the issuance of the Debentures.  The conversion trigger price for the Company's third quarter of fiscal 2005 is $42.10.

5.    SHAREHOLDERS' EQUITY

      During the first quarter of fiscal 2005, the Company acquired approximately 3.5 million shares of its common stock for $120.6 million under forward purchase contracts.  The shares repurchased under the contracts are intended to be used to offset the dilutive impact of the convertible debt and are recorded as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.  The contracts were settled in October 2004.

      Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 1.2 million shares of its common stock for $42.3 million during the first quarter of fiscal 2005.  As of September 29, 2004, approximately $132.4 million was available under the Company's share repurchase authorizations, net of the shares acquired under the forward purchase contracts.  The Company's stock repurchase plan will be used to minimize the dilutive impact of the convertible debt and stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and income taxes for the first quarter of fiscal 2005 is as follows (in thousands):

	September 29, 2004	September 24, 2003

Income taxes, net of refunds	$ 26,493	$ 830
Interest, net of amounts capitalized	816	861

   Non-cash investing and financing activities for the first quarter of fiscal 2005 are as follows (in thousands):

	September 29, 2004	September 24, 2003

Retirement of fully depreciated assets	$ 4,338	$ 101
Net increase (decrease) in fair value of interest rate swaps	5,006	(8,603)
Restricted common stock issued, net of forfeitures	1,638	2,337

7.    CONTINGENCIES

      In January 1996, the Company entered into a Tip Reporting Alternative Commitment agreement (the "Contract") with the Internal Revenue Service (the "IRS").  The Contract required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures, although employees remain ultimately responsible for accurately reporting their tips.  The IRS has alleged that the Company did not meet the requirements of the Contract and has retroactively and unilaterally revoked it.  As a result of the revocation, the IRS commenced an examination during fiscal 2004 of the Company's 2000 through 2002 calendar years for payroll tax purposes, which involved interviews of a number of current and former employees for the purpose of assessing employer-only Federal Insurance Contributions Act ("FICA") taxes on estimated unreported cash tips.  In connection with this examination, the IRS has also alleged that some portion of these unreported tips should have been treated as service charges subject to employment taxes.  On September 29, 2004, the IRS issued a notice and demand under Section 3121(q) of the Internal Revenue Code for the employer's share of FICA taxes totaling $31.4 million on asserted unreported tips during the examination period.  The proposed assessment was based on the assumption that the cash tip reporting rate should have been approximately two percentage points less than the charge tip reporting rate.  The Company believes that it has complied and continues to comply with all of the terms of the Contract and with the law pertaining to the employment tax treatment of service charges.  The Company intends to vigorously assert that the Contract remains in force and precludes the proposed retroactive assessment of employer-only FICA taxes and to vigorously contest the accuracy of the proposed assessment related to unreported tips.  The Company also intends to vigorously contest the accuracy of any assessment that may be proposed related to service charges.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, with respect to either the tip or service charge issue.

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

13 Week Periods Ended
	September 29,	September 24,
	2004	2003

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.8%	27.5%
Restaurant expenses	55.9%	55.8%
Depreciation and amortization	5.0%	4.9%
General and administrative	4.1%	3.8%
Restructure charges and other impairments	5.3%	0.0%
Total operating costs and expenses	98.1%	92.0%

Operating income	1.9%	8.0%

Interest expense	0.8%	0.4%
Other, net	0.0%	0.0%

Income before income tax benefit (expense)	1.1%	7.6%
Income tax benefit (expense)	0.5%	(2.4%)

Net income	1.6%	5.2%

  The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2005.

				Total
	First Quarter Openings		Total Open at End Of First Quarter	Projected Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2005
Chili's:
Company-owned	14	18	757	711	77-80
Franchised	7	5	242	210	25-30
Total	21	23	999	921	102-110

Macaroni Grill:
Company-owned	5	4	211	198	15-18
Franchised	-	1	9	9	5-6
Total	5	5	220	207	20-24

Maggiano's	2	3	30	28	5

On The Border:
Company-owned	1	-	112	114	8-10
Franchised	-	-	18	18	0-1
Total	1	-	130	132	8-11

Corner Bakery:
Company-owned	1	1	83	86	8-10
Franchised	-	-	3	3	0-1
Total	1	1	86	89	8-11

Big Bowl	-	1	14	19	-

Rockfish Partnership	-	2	25	22	-

Cozymel's	-	-	-	16	-

Grand Total	30	35	1,504	1,434	143-161

OVERVIEW

     At September 29, 2004, the Company owned, operated, franchised, or was involved in the ownership of 1,504 restaurants.  The Company's core concepts accounted for 83.0% of the total units and included 999 Chili's, 220 Macaroni Grill, and 30 Maggiano's restaurants.

     The Company intends to continue the expansion of its restaurant concepts by opening units in strategically desirable markets. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company's restaurant concepts. The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

     The restaurant industry is a highly competitive business, which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs.  Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, dairy, cheese, produce and other necessities to operate a restaurant such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.

     Revenues for the second quarter of fiscal 2005 are estimated to increase by 5% to 7% compared to the same quarter in fiscal 2004, driven primarily by capacity gains of 5% to 6%.  Cost of sales is estimated to be 0.5% to 0.6% higher than last year due to the impact of higher beef, chicken and dairy costs.  Restaurant expenses are estimated to be 0.4% to 0.5% lower than last year as a result of potential refranchising gains and lower advertising costs.  General and administrative expenses are estimated to be 0.1% lower due primarily to lower performance based expenses.  Additionally, during the second quarter of fiscal 2005, the Company expects to record an additional charge of approximately $3.0 million, primarily related to existing lease obligations associated with the disposition of Big Bowl.  The effective tax rate during the second quarter is estimated to be 32.2%.

 REVENUES

     Revenues for the first quarter of fiscal 2005 increased to $910.5 million, 4.5% over the $870.9 million generated for the same quarter of fiscal 2004. The increase was primarily attributable to a net increase of 35 company-owned restaurants since September 24, 2003.  The Company increased its capacity for the first quarter of fiscal 2005 by approximately 3.5% compared to the respective prior year quarter. Comparable store sales increased 0.3% for the first quarter as compared to the same period of fiscal 2004.  Menu prices in the aggregate increased 2.2% in the first quarter of fiscal 2005 as compared to the same period of fiscal 2004.

COSTS AND EXPENSES

     Cost of sales, as a percent of revenues, increased 0.3% for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The increase was due to a 1.0% increase in commodity prices for meat, seafood, poultry, dairy and cheese, and a 0.2% unfavorable product mix shift for meat and seafood, partially offset by a 0.7% increase in menu prices, and a 0.2% decrease in commodity prices for produce.

     Restaurant expenses, as a percent of revenues, increased 0.1% for the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004.  The increase was primarily due to increases in labor costs, payroll taxes, and health, workers compensation and general liability insurance.  These increases were partially offset by a $3.8 million gain recorded during the first quarter of fiscal 2005 as a result of the sale of nine Chili's restaurants to a new franchise partner, and decreases in manager bonuses and advertising costs.

     Depreciation and amortization increased $3.5 million for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The increase in depreciation expense was due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to store closures and a declining depreciable asset base for older units.

     General and administrative expenses increased $3.9 million for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004. The increase was primarily due to increased costs related to consumer research and an increase in payroll costs resulting from an increase in headcount, partially offset by a decrease in incentive based compensation.

     Restructure charges and other impairments recorded during the first quarter of fiscal 2005 include a $31.2 million impairment charge resulting from the decision to sell nine Big Bowl restaurants and to close the remaining five restaurants, a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish, a $1.4 million charge associated with the closure of one Corner Bakery commissary, and a $1.2 million gain associated with the thirty restaurants closed in fiscal 2004, consisting of increases in the estimated sales value of previously impaired owned units and decreases in the estimated lease obligation.

     Interest expense increased $3.8 million for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The increase was primarily due to interest expense related to the 5.75% notes issued in May 2004 (the "Notes"), partially offset by debt issuance costs related to the convertible debt being fully amortized in the second quarter of fiscal 2004 and a lower average outstanding balance on the senior notes.

     Other, net increased $700,000 for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004 due primarily to an increase in the Company's share of losses in an equity method investee, partially offset by an increase in interest income associated with the investment of proceeds received from the issuance of the Notes.

INCOME TAXES

     The effective income tax rate decreased to a benefit of 62.1% for the current quarter as compared to an expense of 32.3% for the same quarter last year.  The decrease in the tax rate was primarily due to the disposition of Big Bowl, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million ($21.6 million recorded during the first quarter of fiscal 2005 and $27.0 million recorded in fiscal 2004).

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to a deficit of $95.3 million at September 29, 2004 from a working capital surplus of $21.8 million at June 30, 2004, primarily due to payments made under the forward purchase contracts and purchases of treasury stock during the first quarter of fiscal 2005.  Net cash provided by operating activities decreased to $53.6 million for the first quarter of fiscal 2005 from $97.3 million during the same period in fiscal 2004 due to decreased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $84.3 million for the first quarter of fiscal 2005 compared to $68.0 million for the same period of fiscal 2004.  The Company estimates that its capital expenditures during the second quarter of fiscal 2005 will approximate $102.0 million.  These capital expenditures will be funded entirely from operations and existing credit facilities.

     During the first quarter of fiscal 2005, the Company sold nine Chili's restaurants to a new franchise partner and received cash proceeds totaling $12.4 million.

     In connection with the closing of thirty restaurants in fiscal 2004, the Company expects to generate cash of approximately $13.0 million during the remainder of fiscal 2005, primarily related to the sale of real estate.

     During the first quarter of fiscal 2005, the Company acquired approximately 3.5 million shares of its common stock for $120.6 million under forward purchase contracts.  The shares repurchased under the contracts are intended to be used to offset the dilutive impact of the convertible debt and are recorded as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.  The contracts were settled in October 2004.

     Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 1.2 million shares of its common stock for $42.3 million during the first quarter of fiscal 2005.  As of September 29, 2004, approximately $132.4 million was available under the Company's share repurchase authorizations, net of the shares acquired under the forward purchase contracts.  The Company's stock repurchase plan will be used to minimize the dilutive impact of the convertible debt and stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

     The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of its business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," which requires shares associated with contingently convertible debt instruments with market price triggers to be included in the computation of diluted earnings per share ("EPS") regardless of whether the market price trigger has been met.  EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated.  EITF 04-8 is effective for reporting periods ending after December 15, 2004.  The impact of applying EITF 04-8 to the Company's convertible debt will result in reductions to previously reported diluted EPS as follows:

	Fiscal Years			Quarters Ended
	2004	2003	2002	Sept. 29, 2004	Sept. 24, 2003
Diluted earnings per share - as reported	$1.57	$1.70	$1.52	$0.16	$0.45
Diluted earnings per share - pro-forma	$1.50	$1.64	$1.48	$0.16	$0.43

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

      There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended September 29, 2004, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Successful mergers, acquisitions, divestitures and other strategic transactions are important to the future growth and profitability of the Company.

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

      Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.  In particular, since the Company depends heavily on the "Chili's" brand for a majority of its revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Chili's brand, and consequently on the Company's business, financial condition, and results of operations.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Shares repurchased during the first quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
July 1, 2004 through August 4, 2004	1,224,800	$34.49	$253,030(b)
August 5, 2004 through September 1, 2004	-	-	$253,030(c)
September 2, 2004 through September 29, 2004	-	-	$253,030
	1,224,800	$ 34.49

(a)   All of the shares purchased during the first quarter of fiscal 2005 were purchased as part of the publicly announced program described in Part I of this report.

(b)  The Company entered into forward purchase contracts to acquire 2,714,612 shares of common stock during the five-week period ended August 4, 2004 at an average share price of $35.49, plus fees.  Payment for these shares was made during the five-week period ended August 4, 2004, thereby reducing the remaining amount available for future repurchases to $156.5 million.  These contracts physically settled, and the shares were received, in October 2004.

(c)   The Company entered into forward purchase contracts to acquire 800,000 shares of common stock during the four-week period ended September 1, 2004 at an average share price of $30.03, plus fees.  Payment for these shares was made during the four-week period ended September 1, 2004, thereby reducing the remaining amount available for future repurchases to $132.4 million.  These contracts physically settled, and the shares were received, in October 2004.

Item 6.  EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

(31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: November 8, 2004	By: /s/ Douglas H. Brooks
Douglas H. Brooks, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004	By: /s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)