Form 10-K/A
period 2004-06-30
BRINKER INTERNATIONAL INC
filed 2005-01-20
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
[Amendment No.1]

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

Explanatory Note

      The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Brinker International, Inc. for the fiscal year ended June 30, 2004 is to restate our consolidated financial statements for fiscal years 2004, 2003 and 2002 and related disclosures, as described in Note 2 to the consolidated financial statements, including the selected financial data included herein as of and for the fiscal years 2004, 2003, 2002, 2001 and 2000. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on December 22, 2004.

      No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on September 13, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

           Part II - Item 6 - Selected Financial Data
           Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
            Operations
           Part II - Item 8 - Financial Statements and Supplementary Data
           Part IV - Item 15 - Exhibits and Financial Statement Schedules

Description of Restatement

    Following a review of its accounting policy and in consultation with its independent registered public accounting firm, KPMG LLP, the Company has corrected its computation of straight-line rent expense and the related deferred rent liability.  Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. The Company has determined that it should recognize rent expense on a straight-line basis over sufficient renewal periods to equal or exceed the depreciable life of the assets, including cancelable option periods where failure to exercise such options would result in an economic penalty.

    The Company also evaluated the accounting of an intangible asset related to franchise rights acquired in fiscal 1998 and has determined that it would have been more appropriate to expense the purchase price of the franchise rights.

    As a result of the above items, the cumulative effect of the restatement through fiscal 2004 was an increase in the deferred rent liability of approximately $20.7 million and a decrease in intangible franchise rights of $4.4 million. In addition, the deferred income tax liability at the end of fiscal 2004 decreased by approximately $9.4 million, and retained earnings at the end of fiscal 2004 decreased by approximately $15.7 million. Rent expense for fiscal years ended 2002, 2003 and 2004 increased by approximately $3.3 million, $3.9 million and $4.9 million, respectively.

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

There were no changes in the Company's internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended June 30, 2004, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC.,
a Delaware corporation

By: /s/ Charles M. Sonsteby
Charles M. Sonsteby, Executive Vice
President and Chief Financial Officer

Dated: January 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons of the registrant and in the capacities indicated on January 19, 2005.

Name	Title

/s/ Douglas H. Brooks Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Charles M. Sonsteby Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_______________________________ Dan W. Cook, III	Director

_______________________________ Robert M. Gates	Director
______________________________ Marvin J. Girouard	Director

/s/ Ronald Kirk Ronald Kirk	Director

/s/ George R. Mrkonic George R. Mrkonic	Director
/s/ Erle Nye Erle Nye	Director

/s/ James E. Oesterreicher James E. Oesterreicher	Director

/s/ Cece Smith Cece Smith	Director

____________________________ Rosendo G. (Ro) Parra	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements (as restated) which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended. (1)

3(b)	Bylaws of the Registrant. (2)

4(a)	Form of Zero Coupon Convertible Senior Debenture Due 2021. (3)

4(b)	Indenture between the Registrant and SunTrust Bank, as Trustee. (3)

4(c)	Form of 5.75% Note due 2014. (4)

4(d)	Indenture between the Registrant and Citibank, N.A., as Trustee. (2)

4(e)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes. (2)

10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (5)

10(b)	Registrant's 1992 Incentive Stock Option Plan. (5)

10(c)	Registrant's Stock Option and Incentive Plan. (6)

10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (7)

10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall. (6)

10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall. (8)

13	2004 Annual Report to Shareholders. (9)

21	Subsidiaries of the Registrant. (8)

23	Consent of Independent Registered Public Accounting Firm. (10)

31(a)	Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (10)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (10)

32(a)

Certification by Douglas H. Brooks, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (10)

32(b)

Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (10)

99(a)	Proxy Statement of Registrant. (11)

_____________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

(3)	Filed as an exhibit to registration statement on Form S-3 filed December 11, 2001, SEC File No. 333-74902, and incorporated herein by reference.

(4)	Filed as part of exhibit 4(d) to annual report on Form 10-K for year ended June 30, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to annual report on Form 10-K for the year ended June 28, 2000, and incorporated herein by reference.

(8)	Filed as an exhibit to annual report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(9)	Portions filed herewith, to the extent indicated herein.

(10)	Filed herewith.
(11)	Filed September 13, 2004.