Form 10-Q/A
period 2004-09-29
BRINKER INTERNATIONAL INC
filed 2005-01-20
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

[Amendment No.1]

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

Explanatory Note

  The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Brinker International, Inc. for the quarterly period ended September 29, 2004 is to restate our consolidated financial statements for the thirteen weeks ended September 29, 2004 and September 24, 2003 and as of June 30, 2004, and related disclosures, as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on December 22, 2004.

   No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 8, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part I - Item 1 - Financial Statements
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

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

  As a result of the above items, the cumulative effect of the restatement through the first quarter of fiscal 2005 was an increase in the deferred rent liability of approximately $22.0 million and a decrease in intangible franchise rights of $4.4 million. In addition, the deferred income tax liability at the end of the first quarter of fiscal 2005 decreased by approximately $9.9 million, and retained earnings at the end of the first quarter of fiscal 2005 decreased by approximately $16.5 million. Rent expense for the first quarter of fiscal 2005 and 2004 increased by approximately $1.3 million and $1.2 million, respectively.

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 29, 2004	June 30, 2004
	(as restated) (Unaudited)	(as restated)

ASSETS
Current Assets:
Cash and cash equivalents	$ 50,718	$ 226,762
Accounts receivable	45,884	37,934
Inventories	42,556	38,113
Prepaid expenses and other	73,092	74,764
Deferred income taxes	19,592	23,347
Total current assets	231,842	400,920
Property and Equipment, at cost:
Land	286,635	283,777
Buildings and leasehold improvements	1,386,668	1,354,671
Furniture and equipment	686,403	666,415
Construction-in-progress	75,498	72,818
	2,435,204	2,377,681
Less accumulated depreciation and amortization	(850,000)	(810,835)
Net property and equipment	1,585,204	1,566,846
Other Assets:
Goodwill	136,021	158,068
Other	69,077	81,552
Total other assets	205,098	239,620
Total assets	$2,022,144	$2,207,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 18,131	$ 18,099
Accounts payable	100,141	96,795
Accrued liabilities	208,867	227,225
Income taxes payable	-	37,043
Total current liabilities	327,139	379,162
Long-term debt, less current installments	640,319	639,291
Deferred income taxes	73,150	72,453
Other liabilities	114,459	106,058

Contingencies (Note 8)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
89,832,853 shares outstanding at September 29,
2004, and 117,499,541 shares issued and
90,647,745 shares outstanding at June 30, 2004	11,750	11,750
Additional paid-in capital	233,424	357,444
Accumulated other comprehensive income	658	737
Retained earnings	1,275,556	1,261,647
	1,521,388	1,631,578
Less:
Treasury stock, at cost (27,666,688 shares at September
29, 2004 and 26,851,796 shares at June 30, 2004)	(652,409)	(619,806)
Unearned compensation	(1,902)	(1,350)
Total shareholders' equity	867,077	1,010,422
Total liabilities and shareholders' equity	$2,022,144	$2,207,386
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended
	September 29, 2004	September 24, 2003
	(as restated)	(as restated)

Revenues	$ 910,478	$ 870,898

Operating Costs and Expenses:
Cost of sales	253,089	239,902
Restaurant expenses	510,693	487,521
Depreciation and amortization	45,939	42,409
General and administrative	37,152	33,296
Restructure charges and other impairments	48,256	-
Total operating costs and expenses	895,129	803,128

Operating income	15,349	67,770

Interest expense	7,119	3,318
Other, net	442	(257)

Income before income tax benefit (expense)	7,788	64,709

Income tax benefit (expense)	6,121	(20,836)

Net income	$ 13,909	$ 43,873

Basic net income per share	$ 0.15	$ 0.45

Diluted net income per share	$ 0.15	$ 0.44

Basic weighted average
shares outstanding	89,761	97,404

Diluted weighted average
shares outstanding	90,930	99,367

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirteen Week Periods Ended
	September 29,	September 24,
	2004	2003
	(as restated)	(as restated)
Cash Flows from Operating Activities:
Net income	$ 13,909	$ 43,873
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	45,939	42,409
Restructure charges and other impairments	48,256	-
Deferred income taxes	4,495	243
Gain on sale of assets	(3,777)	-
Amortization of deferred costs	2,068	2,706
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	(8,067)	2,922
Inventories	(4,558)	143
Prepaid expenses and other	2,471	2,739
Other assets	351	(2,317)
Current income taxes	(37,043)	19,836
Accounts payable	3,346	(8,693)
Accrued liabilities	(17,224)	(11,374)
Other liabilities	3,442	4,822
Net cash provided by operating activities	53,608	97,309

Cash Flows from Investing Activities:
Payments for property and equipment	(84,307)	(67,966)
Proceeds from sale of assets	13,482	-
Net repayments of advances to affiliates	116	552
Issuance of loan to affiliate	-	(1,300)
Net cash used in investing activities	(70,709)	(68,714)

Cash Flows from Financing Activities:
Purchases of shares under forward contracts	(120,600)	-
Purchases of treasury stock	(42,293)	(51,904)
Proceeds from issuances of treasury stock	4,632	4,657
Payments of long-term debt	(682)	(677)
Net borrowings on credit facilities	-	400
Net cash used in financing activities	(158,943)	(47,524)

Net change in cash and cash equivalents	(176,044)	(18,929)
Cash and cash equivalents at beginning of period	226,762	33,492
Cash and cash equivalents at end of period	$ 50,718	$ 14,563

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

     The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 2004 Form 10-K/A. Management believes that the disclosures are sufficient for interim financial reporting purposes.

2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The Company has corrected its computation of straight-line rent expense and the related deferred rent liability.  Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non- cancelable lease term. Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. The Company has determined that it should recognize rent expense on a straight-line basis over sufficient renewal periods to equal or exceed the depreciable life of the assets, including cancelable option periods where failure to exercise such options would result in an economic penalty.

      The Company also evaluated the accounting of an intangible asset related to franchise rights acquired in fiscal 1998 and has determined that it would have been more appropriate to expense the purchase price of the franchise rights.

     As a result of the above items, the cumulative effect of the restatement through the first quarter of fiscal 2005 was an increase in the deferred rent liability of approximately $22.0 million and a decrease in intangible franchise rights of $4.4 million. In addition, the deferred income tax liability at the end of the first quarter of fiscal 2005 decreased by approximately $9.9 million, and retained earnings at the end of the first quarter of fiscal 2005 decreased by approximately $16.5 million. Rent expense for the first quarter of fiscal 2005 and 2004 increased by approximately $1.3 million and $1.2 million, respectively.

     The restatement decreased diluted net earnings per share by approximately $0.01 for both the first quarter of fiscal 2005 and 2004.  The restatement does not have any impact on the Company's previously reported cash flows, sales or comparable store sales or compliance with any covenant under its credit facility or other debt instruments.

     The impacts of these restatements on the consolidated financial statements are summarized below:

CONSOLIDATED BALANCE SHEET
SUMMARY OF RESTATEMENT IMPACTS
AS OF SEPT 29, 2004
(In thousands)
(Unaudited)

ASSETS	AS REPORTED	ADJUSTMENTS	AS RESTATED
Current Assets:
Cash and cash equivalents	$ 50,718	-	$ 50,718
Accounts receivable	45,884	-	45,884
Inventories	42,556	-	42,556
Prepaid expenses and other	73,092	-	73,092
Deferred income taxes	19,592	-	19,592
Total current assets	231,842	-	231,842
Property and Equipment, at Cost:
Land	286,635	-	286,635
Buildings and leasehold improvements	1,386,668	-	1,386,668
Furniture and equipment	686,403	-	686,403
Construction-in-process	75,498	-	75,498
	2,435,204	-	2,435,204
Less accumulated depreciation and amortization	(850,000)	-	(850,000)
Net property and equipment	1,585,204	-	1,585,204
Other Assets:
Goodwill	136,021	-	136,021
Other	73,482	(4,405)	69,077
Total other assets	209,503	(4,405)	205,098
Total assets	$ 2,026,549	(4,405)	$ 2,022,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 18,131	-	$ 18,131
Accounts payable	100,141	-	100,141
Accrued liabilities	208,867	-	208,867
Income taxes payable	-	-	-
Total current liabilities	327,139	-	327,139
Long-term debt, less current installments	640,319	-	640,319
Deferred income taxes	83,081	(9,931)	73,150
Other liabilities	92,472	21,987	114,459

Shareholders' Equity:
Common stock	11,750	-	11,750
Additional paid-in capital	233,424	-	233,424
Accumulated other comprehensive income	658	-	658
Retained earnings	1,292,017	(16,461)	1,275,556
	1,537,849	(16,461)	1,521,388
Less:
Treasury stock, at cost	(652,409)	-	(652,409)
Unearned compensation	(1,902)	-	(1,902)
Total shareholders' equity	883,538	(16,461)	867,077
Total liabilities and shareholders' equity	$ 2,026,549	(4,405)	$ 2,022,144

CONSOLIDATED BALANCE SHEET
SUMMARY OF RESTATEMENT IMPACTS
AS OF JUNE 30, 2004
(In thousands)

ASSETS	AS REPORTED	ADJUSTMENTS	AS RESTATED
Current Assets:
Cash and cash equivalents	$ 226,762	-	$ 226,762
Accounts receivable	37,934	-	37,934
Inventories	38,113	-	38,113
Prepaid expenses and other	74,764	-	74,764
Deferred income taxes	23,347	-	23,347
Total current assets	400,920	-	400,920
Property and Equipment, at Cost:
Land	283,777	-	283,777
Buildings and leasehold improvements	1,354,671	-	1,354,671
Furniture and equipment	666,415	-	666,415
Construction-in-process	72,818	-	72,818
2,377,681		-	2,377,681
Less accumulated depreciation and amortization	(810,835)	-	(810,835)
Net property and equipment	1,566,846	-	1,566,846
Other Assets:
Goodwill	158,068	-	158,068
Other	85,957	(4,405)	81,552
Total other assets	244,025	(4,405)	239,620
Total assets	$ 2,211,791	(4,405)	$ 2,207,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 18,099	-	$ 18,099
Accounts payable	96,795	-	96,795
Accrued liabilities	227,225	-	227,225
Income taxes payable	37,043	-	37,043
Total current liabilities	379,162	-	379,162
Long-term debt, less current installments	639,291	-	639,291
Deferred income taxes	81,902	(9,449)	72,453
Other liabilities	85,363	20,695	106,058

Shareholders' Equity:
Common stock	11,750	-	11,750
Additional paid-in capital	357,444	-	357,444
Accumulated other comprehensive income	737	-	737
Retained earnings	1,277,298	(15,651)	1,261,647
1,647,229		(15,651)	1,631,578
Less:
Treasury stock, at cost	(619,806)	-	(619,806)
Unearned compensation	(1,350)	-	(1,350)
Total shareholders' equity	1,026,073	(15,651)	1,010,422
Total liabilities and shareholders' equity	$ 2,211,791	(4,405)	$ 2,207,386

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTEEN WEEK PERIOD ENDED SEPT 29, 2004
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 910,478	-	$ 910,478
Operating Costs and Expenses:
Cost of sales	253,089	-	253,089
Restaurant expenses	509,401	1,292	510,693
Depreciation and amortization	45,939	-	45,939
General and administrative	37,152	-	37,152
Restructure charges and other impairments	48,256	-	48,256
Total operating costs and expenses	893,837	1,292	895,129

Operating income	16,641	(1,292)	15,349

Interest expense	7,119	-	7,119
Other, net	442	-	442
Income before tax benefit	9,080	(1,292)	7,788
Income tax benefit	5,639	482	6,121
Net income	$ 14,719	(810)	$ 13,909

Basic net income per share	$ 0.16	(0.01)	$ 0.15
Diluted net income per share	$ 0.16	(0.01)	$ 0.15
Basic weighted average
shares outstanding	89,761		89,761
Diluted weighted average
shares outstanding	90,930		90,930

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTEEN WEEK PERIOD ENDED SEPT 24, 2003
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 870,898	-	$ 870,898
Operating Costs and Expenses:
Cost of sales	239,902	-	239,902
Restaurant expenses	486,358	1,163	487,521
Depreciation and amortization	42,409	-	42,409
General and administrative	33,296	-	33,296
Restructure charges and other impairments	-	-	-
Total operating costs and expenses	801,965	1,163	803,128

Operating income	68,933	(1,163)	67,770

Interest expense	3,318	-	3,318
Other, net	(257)	-	(257)
Income before provision for income taxes	65,872	(1,163)	64,709
Provision for income taxes	(21,277)	441	(20,836)
Net income	$ 44,595	(722)	$ 43,873

Basic net income per share	$ 0.46	(0.01)	$ 0.45
Diluted net income per share	$ 0.45	(0.01)	$ 0.44
Basic weighted average
shares outstanding	97,404		97,404
Diluted weighted average
shares outstanding	99,367		99,367

     Certain amounts in Note 3 have been restated to reflect the restatement adjustments described above.  The restatement adjustments did not affect cash flows provided by or used in operating, investing or financing activities.

3.   STOCK OPTION PLANS

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

Thirteen Week Periods Ended
	September 29,	September 24,
	2004	2003
	(as restated)	(as restated)
Net income - as reported	$ 13,909	$ 43,873

Add: Reported stock-based compensation expense, net of taxes	395	587

Deduct: Fair value based compensation expense, net of taxes	(4,724)	(4,590)

Net income - pro-forma	$ 9,580	$ 39,870

Earnings per share:
Basic - as reported	$ 0.15	$ 0.45
Basic - pro-forma	$ 0.11	$ 0.41

Diluted - as reported	$ 0.15	$ 0.44
Diluted - pro-forma	$ 0.11	$ 0.40

4.  RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

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

5.  CONVERTIBLE DEBT

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

6.  SHAREHOLDERS' EQUITY

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

7.  SUPPLEMENTAL CASH FLOW INFORMATION

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

8.  CONTINGENCIES

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

13 Week Periods Ended
	September 29,	September 24,
	2004	2003
	(as restated)	(as restated)
Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.8%	27.5%
Restaurant expenses	56.1%	56.0%
Depreciation and amortization	5.0%	4.9%
General and administrative	4.1%	3.8%
Restructure charges and other impairments	5.3%	0.0%
Total operating costs and expenses	98.3%	92.2%

Operating income	1.7%	7.8%

Interest expense	0.8%	0.4%
Other, net	0.0%	0.0%

Income before income tax benefit (expense)	0.9%	7.4%
Income tax benefit (expense)	0.6%	(2.4%)

Net income	1.5%	5.0%

     The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2005.

				Total
	First Quarter		Total Open at End	Projected
	Openings		Of First Quarter	Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2005
Chili's:
Company-owned	14	18	757	711	77-80
Franchised	7	5	242	210	25-30
Total	21	23	999	921	102-110

Macaroni Grill:
Company-owned	5	4	211	198	15-18
Franchised	-	1	9	9	5-6
Total	5	5	220	207	20-24

Maggiano's	2	3	30	28	5

On The Border:
Company-owned	1	-	112	114	8-10
Franchised	-	-	18	18	0-1
Total	1	-	130	132	8-11

Corner Bakery:
Company-owned	1	1	83	86	8-10
Franchised	-	-	3	3	0-1
Total	1	1	86	89	8-11

Big Bowl	-	1	14	19	-

Rockfish Partnership	-	2	25	22	-

Cozymel's	-	-	-	16	-

Grand Total	30	35	1,504	1,434	143-161

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

INCOME TAXES

     The effective income tax rate decreased to a benefit of 78.6% for the current quarter as compared to an expense of 32.2% for the same quarter last year.  The decrease in the tax rate was primarily due to the disposition of Big Bowl, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million ($21.6 million recorded during the first quarter of fiscal 2005 and $27.0 million recorded in fiscal 2004).

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

	Fiscal Years			Quarters Ended
	(as restated)			(as restated)
	2004	2003	2002	Sept. 29, 2004	Sept. 24, 2003
Diluted earnings per share - as reported	$1.54	$1.68	$1.50	$0.15	$0.44
Diluted earnings per share - pro-forma	$1.47	$1.61	$1.46	$0.15	$0.42

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      Information regarding legal proceedings is incorporated by reference from Note 8 to the Company's consolidated financial statements set forth in Part I of this report.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Shares repurchased during the first quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
July 1, 2004 through August 4, 2004	1,224,800	$34.49	$253,030(b)
August 5, 2004 through September 1, 2004	-	-	$253,030(c)
September 2, 2004 through September 29, 2004	-	-	$253,030
	1,224,800	$34.49

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: January 19, 2005	By: /s/ Douglas H. Brooks
Douglas H. Brooks
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2005	By: /s/ Charles M. Sonsteby
Charles M. Sonsteby
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)