Form 10-Q
period 2004-12-29
BRINKER INTERNATIONAL INC
filed 2005-02-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2004

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
Yes   X        No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X        No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2005
Common Stock, $0.10 par value	88,257,120 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 29, 2004 (Unaudited)	June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 120,110	$ 226,762
Accounts receivable	56,580	37,934
Inventories	43,538	38,113
Prepaid expenses and other	76,733	74,764
Deferred income taxes	26,955	23,347
Total current assets	323,916	400,920
Property and Equipment, at cost:
Land	279,524	283,777
Buildings and leasehold improvements	1,433,244	1,354,671
Furniture and equipment	704,539	666,415
Construction-in-progress	75,379	72,818
	2,492,686	2,377,681
Less accumulated depreciation and amortization	(888,289)	(810,835)
Net property and equipment	1,604,397	1,566,846
Other Assets:
Goodwill	136,021	158,068
Other	68,845	81,552
Total other assets	204,866	239,620
Total assets	$2,133,179	$2,207,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 16,068	$ 18,099
Accounts payable	103,605	96,795
Accrued liabilities	269,168	227,225
Income taxes payable	2,082	37,043
Total current liabilities	390,923	379,162
Long-term debt, less current installments	617,394	639,291
Deferred income taxes	75,436	72,453
Other liabilities	123,705	106,058

Contingencies (Note 8)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
87,017,208 shares outstanding at December 29,
2004, and 117,499,541 shares issued and
90,647,745 shares outstanding at June 30, 2004	11,750	11,750
Additional paid-in capital	353,465	357,444
Accumulated other comprehensive income	686	737
Retained earnings	1,316,959	1,261,647
	1,682,860	1,631,578
Less:
Treasury stock, at cost (30,482,333 shares at December
29, 2004 and 26,851,796 shares at June 30, 2004)	(755,620)	(619,806)
Unearned compensation	(1,519)	(1,350)
Total shareholders' equity	925,721	1,010,422
Total liabilities and shareholders' equity	$2,133,179	$2,207,386
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended Twenty-Six Week Periods Ended
	December 29,	December 24,	December 29,	December 24,
	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues	$ 950,793	$ 886,490	$ 1,861,271	$ 1,757,388

Operating Costs and Expenses:
Cost of sales	270,114	245,217	523,203	485,119
Restaurant expenses	535,020	491,242	1,045,713	978,763
Depreciation and amortization	46,397	43,366	92,336	85,775
General and administrative	42,687	36,626	79,839	69,922
Restructure charges and other impairments	4,143	2,034	52,399	2,034
Total operating costs and expenses	898,361	818,485	1,793,490	1,621,613

Operating income	52,432	68,005	67,781	135,775

Interest expense	7,081	2,933	14,200	6,251
Other, net	1,093	1,127	1,535	870

Income before income tax (expense) benefit	44,258	63,945	52,046	128,654

Income tax (expense) benefit	(2,855)	(20,586)	3,266	(41,422)

Net income	$ 41,403	$ 43,359	$ 55,312	$ 87,232

Basic net income per share	$ 0.47	$ 0.45	$ 0.62	$ 0.90

Diluted net income per share	$ 0.44	$ 0.42	$ 0.59	$ 0.85

Basic weighted average
shares outstanding	87,505	96,156	88,633	96,780

Diluted weighted average
shares outstanding	96,471	105,531	97,599	106,335

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Twenty-six Week Periods Ended
	December 29,	December 24,
	2004	2003
		(as restated)
Cash Flows from Operating Activities:
Net income	$ 55,312	$ 87,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	92,336	85,775
Restructure charges and other impairments	52,399	2,034
Gain on sale of assets	(4,305)	(2,454)
Amortization of deferred costs	3,651	4,936
Gain on extinguishment of debt	(1,750)	-
Deferred income taxes	(598)	1,448
Changes in assets and liabilities:
Receivables	(18,647)	(11,571)
Inventories	(5,596)	87
Prepaid expenses and other	(158)	4,249
Other assets	(2,320)	(1,992)
Current income taxes	(34,961)	33,431
Accounts payable	6,810	(19,837)
Accrued liabilities	37,434	40,941
Other liabilities	14,886	13,618
Net cash provided by operating activities	194,493	237,897

Cash Flows from Investing Activities:
Payments for property and equipment	(160,964)	(153,423)
Proceeds from sale of assets	25,332	7,704
Issuance of loan to affiliate	-	(2,200)
Net cash used in investing activities	(135,632)	(147,919)

Cash Flows from Financing Activities:
Purchases of treasury stock	(162,893)	(90,412)
Payments on long-term debt	(24,413)	(1,411)
Proceeds from issuances of treasury stock	21,793	11,548
Net cash used in financing activities	(165,513)	(80,275)

Net change in cash and cash equivalents	(106,652)	9,703
Cash and cash equivalents at beginning of period	226,762	33,492
Cash and cash equivalents at end of period	$120,110	$ 43,195

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

     The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of December 29, 2004 and June 30, 2004 and for the thirteen week and twenty-six week periods ended December 29, 2004 and December 24, 2003, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), Corner Bakery Cafe ("Corner Bakery"), and Big Bowl Asian Kitchen ("Big Bowl").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").

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

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2005 classifications.  These reclassifications have no effect on the Company's net income or financial position as previously reported.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29,	December 24,	December 29,	December 24,
	2004	2003	2004	2003
		(as restated)		(as restated)

Net income - as reported	$ 41,403	$ 43,359	$ 55,312	$ 87,232

Add: Reported stock-based compensation expense, net of taxes	411	344	808	931
Deduct: Fair value based compensation expense, net of taxes	(5,105)	(4,921)	(9,831)	(9,512)

Net income - pro-forma	$ 36,709	$ 38,782	$ 46,289	$ 78,651

Earnings per share:
Basic - as reported	$ 0.47	$ 0.45	$ 0.62	$ 0.90
Basic - pro-forma	$ 0.42	$ 0.40	$ 0.52	$ 0.81

Diluted - as reported	$ 0.44	$ 0.42	$ 0.59	$ 0.85
Diluted - pro-forma	$ 0.39	$ 0.38	$ 0.50	$ 0.76

3.  NET INCOME PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method and convertible debt.  The Company had approximately 2.6 million and 2.9 million stock options outstanding at December 29, 2004 and December 24, 2003, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.  The components of basic and diluted earnings per share are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29,	December 24,	December 29,	December 24,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net income (a)	$ 41,403	$ 43,359	$ 55,312	$ 87,232
Adjustment for interest on convertible debt, net of tax	1,164	1,224	2,307	2,682
Net income, as adjusted (b)	$ 42,567	$ 44,583	$ 57,619	$ 89,914

Basic weighted average shares outstanding (c)	87,505	96,156	88,633	96,780
Dilutive effect of stock options	1,166	1,575	1,166	1,755
Dilutive effect of convertible debt	7,800	7,800	7,800	7,800
Diluted weighted average shares outstanding (d)	96,471	105,531	97,599	106,335
Basic earnings per share (a)/(c)	$ 0.47	$ 0.45	$ 0.62	$ 0.90
Diluted earnings per share (b)/(d)	$ 0.44	$ 0.42	$ 0.59	$ 0.85

4.  RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

     During the first quarter of fiscal 2005, the Company recorded a $31.2 million impairment charge resulting from the decision to sell nine Big Bowl restaurants and to close the remaining five restaurants.  The decision to dispose of Big Bowl was the result of recent research and testing of the brand's competitive positioning.  The impairment charge consists of goodwill totaling $21.6 million and buildings, furniture, and equipment totaling $9.6 million.  The fair value of the long-lived assets was based on an offer price obtained in connection with the sale of the brand.  The carrying values of the long-lived assets totaled approximately $6.0 million at December 29, 2004.  During the second quarter of fiscal 2005, the Company recorded an additional charge associated with the disposition of Big Bowl totaling $4.8 million, consisting of existing lease obligations, severance costs, and the write-off of inventory and supplies.  In addition, the Company made lease payments related to the closed stores totaling $113,000 during the second quarter of fiscal 2005, reducing the lease obligation associated with the disposition to $3.2 million at December 29, 2004.

     During the first quarter of fiscal 2005, the Company recorded a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish as a result of recent declines in operating performance and lower forecasted earnings.

     During the first and second quarter of fiscal 2005, the Company recorded a $1.4 million and $1.0 million charge, respectively, related to long-lived asset impairments associated with the closure of one Corner Bakery commissary and an existing lease obligation associated with a sub-lease.

     In fiscal 2004, the Company recorded a $39.5 million impairment charge resulting from the decision to close thirty restaurants.  The charge consisted primarily of buildings, furniture, and equipment totaling $31.2 million, lease obligation charges totaling $6.2 million, and the write-off of inventory and other supplies totaling $2.1 million.  The fair value of the long-lived assets was based on estimates from third party real estate brokers who examined comparable property sales values in the respective markets in which the restaurants were located and offer prices received from third parties in connection with the sale of the restaurants.  During the second quarter and year-to-date of fiscal 2005, the Company recorded a $1.7 million and $2.9 million gain, respectively, related to the thirty closed restaurants consisting of increases in the estimated sales value of previously impaired owned units and decreases in the estimated lease obligation.  The carrying values of the remaining long-lived assets totaled approximately $4.6 million at December 29, 2004.  In addition, during fiscal 2005 the Company made payments totaling $2.7 million primarily related to lease termination costs, reducing the lease obligation associated with the thirty closed restaurants to $2.4 million.

5.  CONVERTIBLE DEBT

     In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures (the "Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs.  The Debentures require no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum.  The Debentures became redeemable at the Company's option on October 10, 2004.  If redeemed by the Company, the holders of the Debentures may elect to receive payment in cash or common stock.  The holders may require the Company to redeem the Debentures on October 10, 2005, 2011 or 2016, and in certain other circumstances.  If the holders exercise their redemption rights, the Company may choose to pay in cash, common stock, or a combination of the two.  In addition, each

$1,000 Debenture is convertible into 18.08 shares (7.8 million shares in total) of the Company's common stock if the stock's market price exceeds 120% of the accreted conversion price for at least 20 trading days during the first 30 trading days of each quarter, the Company exercises its option to redeem the Debentures, the credit rating of the Debentures is reduced below both Baa3 and BBB-, or upon the occurrence of certain specified corporate transactions.

     On December 22, 2004, the Company exercised its right to redeem all of the Debentures.  Holders had the option to convert the Debentures into shares of the Company's common stock or cash until the close of business on January 20, 2005. Holders chose to convert a total of $10.8 million of the accreted debenture value into 308,092 shares of common stock and the remaining accreted debenture value of $262.7 million was redeemed for cash on January 24, 2005.

6.  SHAREHOLDERS' EQUITY

     Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 4.7 million shares of its common stock for $162.9 million during the first two quarters of fiscal 2005, of which 3.5 million shares were acquired under forward purchase contracts settled on October 21, 2004.  As of December 29, 2004, approximately $132.4 million was available under the Company's share repurchase authorizations. The Company's stock repurchase plan is used to minimize the dilutive impact of the convertible debt and stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the first two quarters of fiscal 2005 and 2004 is as follows (in thousands):

	December 29, 2004	December 24, 2003

Income taxes, net of refunds	$ 32,294	$ 1,974
Interest, net of amounts capitalized	11,652	6,537

     Non-cash investing and financing activities for the first two quarters of fiscal 2005 and 2004 are as follows (in thousands):

	December 29, 2004	December 24, 2003

Retirement of fully depreciated assets	$ 8,690	$ 5,534
Net increase (decrease) in fair value of interest rate swaps	2,238	(9,856)
Restricted common stock issued, net of forfeitures	1,307	2,274
Issuance of notes for sale of Cozymel's	-	20,194

8.  CONTINGENCIES

     In January 1996, the Company entered into a Tip Reporting Alternative Commitment ("TRAC") agreement with the Internal Revenue Service (the "IRS").  The agreement required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures, although employees remain ultimately responsible for accurately reporting their tips.  The IRS alleged that the Company did not meet the requirements of the TRAC agreement and retroactively and unilaterally revoked it.  As a result of the revocation, the IRS commenced an examination of the Company's 2000 through 2002 calendar years for payroll tax purposes. In December 2004, the Company paid an assessment of $17.3 million for employer-only FICA taxes on unreported cash tips for the examination period.  The Company recorded the $17.3 million payment in restaurant expenses in the second quarter of fiscal 2005 and recorded a related income tax benefit of approximately $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid.  The Company continues to believe that it was in full compliance with the TRAC agreement and that the IRS' retroactive revocation was unjustified, particularly in light of compliance reviews conducted by the IRS prior to the revocation.  Nevertheless, the Company agreed to the resolution to avoid potentially costly and protracted litigation.

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

      As a result of the restatement, rent expense for the second quarter and year-to-date of fiscal 2004 increased by approximately $1.2 million and $2.4 million, respectively.  Additionally, diluted net earnings per share decreased by approximately $0.01 for both the second quarter and year-to-date of fiscal 2004.  The restatement does not have any impact on the Company's previously reported cash flows, sales or comparable store sales or compliance with any covenant under its credit facility or other debt instruments.

      The impacts of the restatement on the consolidated statements of income for the second quarter and year-to-date of fiscal 2004 are summarized below:

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTEEN WEEK PERIOD ENDED DEC 24, 2003
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 886,490	-	$ 886,490
Operating Costs and Expenses:
Cost of sales	245,217	-	245,217
Restaurant expenses	490,030	1,212	491,242
Depreciation and amortization	43,366	-	43,366
General and administrative	36,626	-	36,626
Restructure charges and other impairments	2,034	-	2,034
Total operating costs and expenses	817,273	1,212	818,485

Operating income	69,217	(1,212)	68,005

Interest expense	2,933	-	2,933
Other, net	1,127	-	1,127
Income before provision for income taxes	65,157	(1,212)	63,945
Provision for income taxes	(21,046)	460	(20,586)
Net income	$ 44,111	(752)	$ 43,359

Basic net income per share	$ 0.46	(0.01)	$ 0.45
Diluted net income per share (a)	$ 0.43	(0.01)	$ 0.42
Basic weighted average
shares outstanding	96,156		96,156
Diluted weighted average
shares outstanding (a)	105,531		105,531

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
TWENTY-SIX WEEK PERIOD ENDED DEC 24, 2003
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 1,757,388	-	$ 1,757,388
Operating Costs and Expenses:
Cost of sales	485,119	-	485,119
Restaurant expenses	976,388	2,375	978,763
Depreciation and amortization	85,775	-	85,775
General and administrative	69,922	-	69,922
Restructure charges and other impairments	2,034	-	2,034
Total operating costs and expenses	1,619,238	2,375	1,621,613

Operating income	138,150	(2,375)	135,775

Interest expense	6,251	-	6,251
Other, net	870	-	870
Income before provision for income taxes	131,029	(2,375)	128,654
Provision for income taxes	(42,323)	901	(41,422)
Net income	$ 88,706	(1,474)	$ 87,232

Basic net income per share	$ 0.92	(0.02)	$ 0.90
Diluted net income per share (a)	$ 0.86	(0.01)	$ 0.85
Basic weighted average
shares outstanding	96,780		96,780
Diluted weighted average
shares outstanding (a)	106,335		106,335

(a)   Diluted net income per share and diluted weighted average shares outstanding include the impact of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," which requires the 7.8 million shares associated with the contingently convertible debt be included in diluted weighted average shares outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

13 Week Periods Ended			26 Week Periods Ended
	Dec. 29,	Dec. 24,	Dec. 29,	Dec. 24,
	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.4%	27.7%	28.1%	27.6%
Restaurant expenses	56.3%	55.4%	56.2%	55.7%
Depreciation and amortization	4.9%	4.9%	5.0%	4.9%
General and administrative	4.5%	4.1%	4.3%	4.0%
Restructure charges and other impairments	0.4%	0.2%	2.8%	0.1%
Total operating costs and expenses	94.5%	92.3%	96.4%	92.3%

Operating income	5.5%	7.7%	3.6%	7.7%

Interest expense	0.7%	0.3%	0.7%	0.4%
Other, net	0.1%	0.1%	0.1%	0.0%

Income before tax (expense) benefit	4.7%	7.3%	2.8%	7.3%
Income tax (expense) benefit	(0.3%)	(2.4%)	0.2%	(2.3%)

Net income	4.4%	4.9%	3.0%	5.0%

     The following table details the number of restaurant openings during the second quarter and year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2005.

	Second Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Second Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2005	2004	2005
Chili's:
Company-owned	23	20	37	38	780	726	77-80
Franchised	4	8	11	13	243	218	25-30
Total	27	28	48	51	1,023	944	102-110

Macaroni Grill:
Company-owned	3	7	8	11	214	204	15-18
Franchised	4	-	4	1	13	9	5-6
Total	7	7	12	12	227	213	20-24

Maggiano's	2	-	4	3	32	28	5

On The Border:
Company-owned	1	-	2	-	113	114	8-10
Franchised	-	-	-	-	18	18	0-1
Total	1	-	2	-	131	132	8-11

Corner Bakery:
Company-owned	-	1	1	2	83	87	8-10
Franchised	-	-	-	-	3	3	-
Total	-	1	1	2	86	90	8-10

Big Bowl	-	1	-	2	9	20	-

Rockfish Partnership	-	1	-	3	23	23	-

Grand Total	37	38	67	73	1,531	1,450	143-160

OVERVIEW

     At December 29, 2004, the Company owned, operated, franchised, or was involved in the ownership of 1,531 restaurants.  The Company intends to continue the expansion of its restaurant concepts by opening units in strategically desirable markets. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company's restaurant concepts. The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

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

     Revenues for the third quarter of fiscal 2005 are estimated to increase by 6% to 8% compared to the same quarter in fiscal 2004, driven primarily by capacity gains of 5% to 6%.  Cost of sales is estimated to be 0.2% to 0.3% higher than last year due to the impact of higher beef and chicken costs.  Restaurant expenses are estimated to be 0.3% to 0.4% lower than last year as a result of potential refranchising gains.  General and administrative expenses should be slightly lower due to lower performance based expenses compared to the same quarter in fiscal 2004.  The effective tax rate during the third quarter is estimated to be 32.3%.

REVENUES

     Revenues for the second quarter of fiscal 2005 increased to $950.8 million, 7.3% over the $886.5 million generated for the same quarter of fiscal 2004. Revenues for the twenty-six week period ended December 29, 2004 rose 5.9% to $1,861.3 million from the $1,757.4 million generated for the same period of fiscal 2004.  The increases were primarily attributable to a net increase of 52 company-owned restaurants since December 24, 2003 and an increase in comparable store sales for the second quarter and year-to-date of fiscal 2005 compared to the same periods of fiscal 2004. The Company increased its capacity for the second quarter and year-to-date of fiscal 2005 by 3.2% and 3.4%, respectively, compared to the respective prior year periods. Comparable store sales increased 2.6% and 1.5% for the second quarter and year-to-date, respectively, from the same periods of fiscal 2004.  Menu prices in the aggregate increased 2.4% for year-to-date fiscal 2005 as compared to fiscal 2004.

COSTS AND EXPENSES

     Cost of sales, as a percent of revenues, increased 0.7% for the second quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The increase was due to a 1.1% increase in commodity prices for meat, seafood, poultry, and produce, and a 0.5% unfavorable product mix shift for meat and seafood, partially offset by a 0.9% increase in menu prices.  Cost of sales, as a percent of revenues, increased 0.5% for year-to-date fiscal 2005 as compared to the same period of fiscal 2004.  The increase was due to a 0.9% increase in commodity prices for meat, seafood, poultry, produce, dairy and cheese, and a 0.4% unfavorable product mix shift for meat and seafood, partially offset by a 0.8% increase in menu prices.

     Restaurant expenses, as a percent of revenues, increased 0.9% and 0.5% for the second quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004.  The increases were primarily due to the $17.3 million FICA tax assessment paid in resolution of the IRS dispute during the second quarter of fiscal 2005, a $2.4 million gain recorded during the second quarter of fiscal 2004 as a result of the sale of four Chili's to a franchise partner and the sale of one real estate property, and increases in labor costs and payroll taxes. These increases were partially offset by a $1.8 million gain related to the early extinguishment of certain mortgage loan obligations, and decreases in manager bonuses and advertising costs.  Additionally, the increases in year-to-date fiscal 2005 were partially offset by a $3.8 million gain recorded during the first quarter of fiscal 2005 as a result of the sale of nine Chili's restaurants to a new franchise partner.

     Depreciation and amortization increased $3.0 million and $6.6 million for the second quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004.  The increases in depreciation expense were due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to the disposition of stores and a declining depreciable asset base for older units.

     General and administrative expenses increased $6.1 million and $9.9 million for the second quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004. The increases were primarily due to increased costs related to consumer research and an increase in payroll costs resulting from an increase in headcount and severance, partially offset by a decrease in performance based compensation.

      Restructure charges and other impairments recorded during the second quarter of fiscal 2005 include an additional $4.8 million charge associated with the decision to dispose of Big Bowl, a $1.0 million charge for an existing lease obligation associated with a sub-lease, and a $1.7 million gain related to the thirty restaurants closed in fiscal 2004.  Restructure charges and other impairments recorded year-to-date fiscal 2005 include the charges previously mentioned, a $31.2 million impairment charge associated with the decision to dispose of Big Bowl, a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish, a $1.4 million charge associated with the closure of one Corner Bakery commissary, and a $1.2 million gain related to the thirty restaurants closed in fiscal 2004.  Restructure charges and other impairments recorded year-to-date fiscal 2004 consist of a $2.0 million loss resulting from the sale of Cozymel's during the second quarter of fiscal 2004.

      Interest expense increased $4.1 million and $7.9 million for the second quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004.  The increases were primarily due to interest expense related to the 5.75% notes issued in May 2004 (the "Notes"), partially offset by debt issuance costs related to the convertible debt being fully amortized in the second quarter of fiscal 2004 and a lower average outstanding balance on the senior notes.

      Other, net remained flat for the second quarter of fiscal 2005 as compared to the same period of fiscal 2004.  Increases in the Company's net savings plan obligations were offset by no longer being required to record losses related to Rockfish as a result of fully impairing the investment during the first quarter of fiscal 2005. Other, net increased $665,000 for year-to-date fiscal 2005 as compared to the same period of fiscal 2004.  The increase was primarily due to increases in the Company's net savings plan obligations and the Company's share of losses in Rockfish, partially offset by an increase in interest income associated with the investment of proceeds received from the issuance of the Notes.

INCOME TAXES

     The Company's effective income tax rate decreased to 6.5% from 32.2% for the second quarter of fiscal 2005 and to a benefit of 6.3% from an expense of 32.2% for year-to-date fiscal 2005 as compared to the same periods of fiscal 2004. The decrease during the second quarter was primarily due to the income tax benefit of approximately $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid as a result of the IRS resolution.  The year-to-date decrease in the tax rate was also attributable to the disposition of Big Bowl, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million ($21.6 million recorded during the first quarter of fiscal 2005 and $27.0 million recorded in fiscal 2004.)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to a deficit of $67.0 million at December 29, 2004 from a working capital surplus of $21.8 million at June 30, 2004, primarily due to purchases of treasury stock during the first half of fiscal 2005.  Net cash provided by operating activities decreased to $194.5 million for the first six months of fiscal 2005 from $237.9 million during the same period in fiscal 2004 due to the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $161.0 million for the first six months of fiscal 2005 compared to $153.4 million for the same period of fiscal 2004.  The Company estimates that its capital expenditures during the third quarter of fiscal 2005 will approximate $99.0 million.  These capital expenditures will be funded entirely from operations and existing credit facilities.

     In December 2004, the Company resolved a dispute with the IRS and paid an assessment of $17.3 million for employer-only FICA taxes. In connection with this payment, the Company also recorded an income tax benefit of approximately $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid.

     During the second quarter of fiscal 2005, the Company paid $23.9 million as a result of the early extinguishment of certain mortgage loan obligations.

     In January 2005, the Company redeemed all of its convertible senior debentures.  Debenture holders chose to convert a total of $10.8 million of the accreted debenture value into 308,092 shares of common stock.  The Company redeemed the balance of $262.7 million of the accreted debenture value for cash.  The Company funded the redemption with cash on hand and available lines of credit.

     During the first quarter of fiscal 2005, the Company sold nine Chili's restaurants to a new franchise partner and received cash proceeds totaling $12.4 million.

     In connection with the closing of thirty restaurants in fiscal 2004, the Company expects to generate cash of approximately $15.0 million during fiscal 2005, primarily related to the sale of real estate.

     Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 4.7 million shares of its common stock for $162.9 million during the first two quarters of fiscal 2005, of which 3.5 million shares were acquired under forward purchase contracts settled on October 21, 2004.  As of December 29,

2004, approximately $132.4 million was available under the Company's share repurchase authorizations. The Company's stock repurchase plan is used to minimize the dilutive impact of the convertible debt and stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

     The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of its business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and will be effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

     There were no changes in the Company's internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended December 29, 2004, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Shares repurchased during the second quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
September 30, 2004 through November 3, 2004	3,514,612	$34.31	$132,430
November 4, 2004 through December 1, 2004	-	-	$132,430
December 2, 2004 through December 29, 2004	-	-	$132,430
	3,514,612	$34.31

(b)   All of the shares purchased during the second quarter of fiscal 2005 were acquired under forward purchase contracts settled in October 2004 as part of the publicly announced program described in Part I of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Proxy Statement dated September 13, 2004 for the Annual Meeting of Shareholders held on November 4, 2004, as filed with the Securities and Exchange Commission on September 13, 2004, is incorporated herein by reference.

(a)  The Annual Meeting of Shareholders of the Company was held on November 4, 2004.

(b)  Each of the management's nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

Douglas H. Brooks	79,807,328	979,087
Dan W. Cook, III	77,885,522	2,900,893
Robert M. Gates	79,012,804	1,773,611
Marvin J. Girouard	77,897,525	2,888,890
Ronald Kirk	79,458,293	1,328,122
George R. Mrkonic	77,896,807	2,889,608
Erle Nye	79,452,807	1,333,608
James E. Oesterreicher	77,862,011	2,924,404
Cece Smith	78,233,654	2,552,761

(c)   The following matter was also voted upon at the meeting and approved by the shareholders:

        (i)  proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2005

Votes For	80,701,023
Votes Against	62,548
Votes Abstained	22,843

(d)   The following matter was also voted upon at the meeting and rejected by the shareholders:

        (i)  proposal regarding smoke-free policy for all Company-owned restaurants

Votes For	6,713,485
Votes Against	61,808,113
Votes Abstained	3,995,561

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

BRINKER INTERNATIONAL, INC.

Date: February 7, 2005	By: /s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2005	By: /s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)