Form 10-Q
period 2005-03-30
BRINKER INTERNATIONAL INC
filed 2005-05-09
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2005

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

Yes   X        No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X        No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2005
Common Stock, $0.10 par value	88,713,152 shares

BRINKER INTERNATIONAL, INC.

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
March 30, 2005 (Unaudited) and June 30, 2004	3

Consolidated Statements of Income
(Unaudited) - Thirteen week and thirty-nine week periods ended March 30, 2005 and March 24, 2004	4

Consolidated Statements of Cash Flows
(Unaudited - Thirty-nine week periods ended March 30, 2005 and March 24, 2004	5

Notes to Consolidated
Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II - Other Information

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signatures	23

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 30, 2005 (Unaudited)	June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 48,577	$ 226,762
Accounts receivable	37,613	37,934
Inventories	47,686	38,113
Prepaid expenses and other	77,833	74,764
Deferred income taxes	31,727	23,347
Total current assets	243,436	400,920
Property and Equipment, at cost:
Land	278,490	283,777
Buildings and leasehold improvements	1,538,603	1,413,980
Furniture and equipment	719,852	666,415
Construction-in-progress	77,876	72,818
	2,614,821	2,436,990
Less accumulated depreciation and amortization	(936,998)	(823,106)
Net property and equipment	1,677,823	1,613,884
Other Assets:
Goodwill	135,754	158,068
Other	66,603	81,552
Total other assets	202,357	239,620
Total assets	$2,123,616	$2,254,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$ 15,983	$ 18,099
Accounts payable	125,283	96,795
Accrued liabilities	243,295	227,225
Income taxes payable	28,403	37,043
Total current liabilities	412,964	379,162
Long-term debt, less current installments	436,715	639,291
Deferred income taxes	77,163	72,453
Other liabilities	171,394	153,096

Contingencies (Note 8)

Shareholders' Equity:
Common stock - 250,000,000 authorized shares; $0.10
par value; 117,499,541 shares issued and
88,722,193 shares outstanding at March 30,
2005, and 117,499,541 shares issued and
90,647,745 shares outstanding at June 30, 2004	11,750	11,750
Additional paid-in capital	355,205	357,444
Accumulated other comprehensive income	786	737
Retained earnings	1,372,103	1,261,647
	1,739,844	1,631,578
Less:
Treasury stock, at cost (28,777,348 shares at March
30, 2005 and 26,851,796 shares at June 30, 2004)	(713,310)	(619,806)
Unearned compensation	(1,154)	(1,350)
Total shareholders' equity	1,025,380	1,010,422
Total liabilities and shareholders' equity	$2,123,616	$2,254,424
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Thirteen Week Periods Ended Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2005	2004	2005	2004
		(as restated)		(as restated)

Revenues	$ 1,009,529	$ 931,922	$ 2,870,800	$ 2,689,310

Operating Costs and Expenses:
Cost of sales	285,600	255,759	808,803	740,878
Restaurant expenses	554,990	509,059	1,598,817	1,486,251
Depreciation and amortization	47,922	45,687	142,144	133,033
General and administrative	33,310	39,417	113,149	109,339
Restructure charges and other impairments	350	66,501	52,749	68,535
Total operating costs and expenses	922,172	916,423	2,715,662	2,538,036

Operating income	87,357	15,499	155,138	151,274

Interest expense	5,947	2,722	20,147	8,973
Other, net	77	1,103	1,612	1,973

Income before provision for income taxes	81,333	11,674	133,379	140,328

Provision for income taxes	26,189	11,668	22,923	53,090

Net income	$ 55,144	$ 6	$ 110,456	$ 87,238

Basic net income per share	$ 0.63	$ 0.00	$ 1.25	$ 0.90

Diluted net income per share	$ 0.60	$ 0.00	$ 1.18	$ 0.86

Basic weighted average
shares outstanding	88,109	95,973	88,458	96,510

Diluted weighted average
shares outstanding	91,769	98,007	95,621	106,151

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Thirty-Nine Week Periods Ended
	March 30,	March 24,
	2005	2004
		(as restated)
Cash Flows from Operating Activities:
Net income	$110,456	$ 87,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	142,144	133,033
Restructure charges and other impairments	52,749	68,535
Gain on sale of assets	(6,314)	(2,454)
Amortization of deferred costs	4,000	7,032
Deferred income taxes	(3,696)	(21,487)
Gain on extinguishment of debt	(1,750)	-
Changes in assets and liabilities:
Receivables	640	2,215
Inventories	(9,955)	78
Prepaid expenses and other	(687)	6,041
Other assets	(2,620)	(3,802)
Current income taxes	(8,640)	49,412
Accounts payable	28,488	(13,785)
Accrued liabilities	11,180	24,852
Other liabilities	14,649	21,580
Net cash provided by operating activities	330,644	358,488

Cash Flows from Investing Activities:
Payments for property and equipment	(245,642)	(231,400)
Proceeds from sale of assets	38,928	7,704
Issuance of loan to affiliate	-	(2,800)
Net repayments of advances to affiliates	-	644
Net cash used in investing activities	(206,714)	(225,852)

Cash Flows from Financing Activities:
Payments on long-term debt	(286,868)	(2,100)
Purchases of treasury stock	(162,893)	(105,248)
Net borrowings on credit facilities	92,700	-
Proceeds from issuances of treasury stock	54,946	35,951
Net cash used in financing activities	(302,115)	(71,397)

Net change in cash and cash equivalents	(178,185)	61,239
Cash and cash equivalents at beginning of period	226,762	33,492
Cash and cash equivalents at end of period	$ 48,577	$ 94,731

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

     The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 30, 2005 and June 30, 2004 and for the thirteen week and thirty-nine week periods ended March 30, 2005 and March 24, 2004, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company owns, operates, or franchises various restaurant concepts under the names of Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), and Corner Bakery Cafe ("Corner Bakery").  In addition, the Company owns an approximate 43% interest in the legal entities owning and developing Rockfish Seafood Grill ("Rockfish").  During the third quarter of fiscal 2005, the Company sold the remaining nine Big Bowl Asian Kitchen ("Big Bowl") restaurants.

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

     Reclassifications

     As a result of the Company's review of its lease accounting policies that began in December 2004, and consistent with the views recently expressed by the SEC, the Company has adopted new accounting policies associated with landlord contributions and rent holidays.  The Company previously netted landlord contributions against leasehold improvements, thereby reducing future depreciation related to leased properties.  The landlord contributions will now be recorded as a deferred rent liability and amortized as a reduction of rent expense over the lease term.  In addition, the Company previously began calculating straight-line rent on the rent commencement date, which is typically the date the restaurant is opened.  The straight-line rent calculation will now include the rent holiday period, which is the period of time between the Company taking control of a leased site (generally at the beginning of construction) and the rent commencement date.  The portion of straight-line rent allocated to the construction period will be capitalized.

     These accounting policy changes resulted in an increase to net property and equipment and other liabilities of $47.0 million as of June 30, 2004.  In addition, depreciation and amortization increased and restaurant expenses decreased by $845,000 for the third quarter of fiscal 2004 and $2.4 million for year-to-date of fiscal 2004.  These changes have no impact on the Company's previously reported net income, earnings per share, revenues, total operating costs and expenses, shareholders' equity, or compliance with any covenants under its credit facility or other debt instruments.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2005	2004	2005	2004
		(as restated)		(as restated)

Net income - as reported	$ 55,144	$ 6	$ 110,456	$ 87,238

Add: Reported stock-based compensation expense, net of taxes	124	417	932	1,348
Deduct: Fair value based compensation expense, net of taxes	(4,620)	(4,730)	(14,450)	(14,242)

Net income - pro-forma	$ 50,648	$ (4,307)	$ 96,938	$ 74,344

Earnings per share:
Basic - as reported	$ 0.63	$ 0.00	$ 1.25	$ 0.90
Basic - pro-forma	$ 0.57	$ (0.04)	$ 1.10	$ 0.77

Diluted - as reported	$ 0.60	$ 0.00	$ 1.18	$ 0.86
Diluted - pro-forma	$ 0.56	$ (0.04)	$ 1.05	$ 0.74

3.  NET INCOME PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method and convertible debt.  The Company had approximately 73,000 and 7,000 stock options outstanding at March 30, 2005 and March 24, 2004, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.  Additionally, the dilutive effect of the convertible debt and the related adjustment for interest is excluded from the diluted earnings per share calculation for the third quarter of fiscal 2004 because the effect would have been antidilutive.  The components of basic and diluted earnings per share are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net income (a)	$ 55,144	$ 6	$ 110,456	$ 87,238
Adjustment for interest on convertible debt, net of tax	325	-	2,650	3,811
Net income, as adjusted (b)	$ 55,469	$ 6	$ 113,106	$ 91,049

Basic weighted average shares outstanding (c)	88,109	95,973	88,458	96,510
Dilutive effect of stock options	1,445	2,034	1,253	1,841
Dilutive effect of convertible debt	2,215	-	5,910	7,800
Diluted weighted average shares outstanding (d)	91,769	98,007	95,621	106,151
Basic earnings per share (a)/(c)	$ 0.63	$ 0.00	$ 1.25	$ 0.90
Diluted earnings per share (b)/(d)	$ 0.60	$ 0.00	$ 1.18	$ 0.86

4.  RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

     During the first quarter of fiscal 2005, the Company recorded a $31.2 million impairment charge resulting from the decision to sell nine Big Bowl restaurants and to close the remaining five restaurants.  The decision to dispose of Big Bowl was the result of research and testing of the brand's competitive positioning.  The impairment charge consists of goodwill totaling $21.6 million and buildings, furniture, and equipment totaling $9.6 million.  During the second and third quarters of fiscal 2005, the Company recorded additional charges associated with the disposition totaling $5.2 million (consisting of existing lease obligations, severance costs, and the write-off of inventory and supplies).  The Company finalized the sale of Big Bowl during the third quarter of fiscal 2005 and received proceeds totaling $6.0 million.

     During the first quarter of fiscal 2005, the Company recorded a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish as a result of recent declines in operating performance and lower forecasted earnings.

     During the first and second quarter of fiscal 2005, the Company recorded a $1.4 million and $1.0 million charge, respectively, related to long-lived asset impairments associated with the closure of one Corner Bakery commissary and an existing lease obligation associated with a sub-lease.  Additionally, the Company recorded a $3.0 million gain year-to-date of fiscal 2005 related to the thirty restaurants closed during fiscal 2004, consisting of increases in the estimated sales value of previously impaired owned units and decreases in the estimated lease obligations.

5.  CONVERTIBLE DEBT

     In October 2001, the Company issued $431.7 million of zero coupon convertible senior debentures (the "Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs.  The Debentures required no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum.  The Debentures became redeemable at the Company's option on October 10, 2004.

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

6.  SHAREHOLDERS' EQUITY

     Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 4.7 million shares of its common stock for $162.9 million during the first two quarters of fiscal 2005, of which 3.5 million shares were acquired under forward purchase contracts settled on October 21, 2004.  There were no shares repurchased during the third quarter of fiscal 2005.  As of March 30, 2005, approximately $132.4 million was available under the Company's share repurchase authorizations.  The Company's stock repurchase plan is primarily used to minimize the dilutive impact of stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the first three quarters of fiscal 2005 and 2004 is as follows (in thousands):

	March 30, 2005	March 24, 2004

Income taxes, net of refunds	$ 35,262	$ 25,530
Interest, net of amounts capitalized	12,519	2,805

     Non-cash investing and financing activities for the first three quarters of fiscal 2005 and 2004 are as follows (in thousands):

	March 30, 2005	March 24, 2004

Retirement of fully depreciated assets	$ 14,325	$ 7,785
Conversion of debt into common stock	10,796	-
Capitalized straight-line rent	4,010	2,418
Restricted common stock issued, net of forfeitures	1,408	2,379
Net decrease in fair value of interest rate swaps	345	4,906
Issuance of notes for sale of Cozymel's	-	14,455

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

9.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     During the second quarter of fiscal 2005, the Company corrected its computation of straight-line rent expense and the related deferred rent liability to include renewal options.  Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. The Company determined that it should have recognized rent expense on a straight-line basis over sufficient renewal periods to equal or exceed the depreciable life of the assets, including cancelable option periods where failure to exercise such options would result in an economic penalty.

     As a result of the restatement, rent expense for the third quarter and year-to-date of fiscal 2004 increased by approximately $1.2 million and $3.6 million, respectively.  Additionally, diluted net earnings per share decreased by approximately $0.01 and $0.02 for the third quarter and year-to-date of fiscal 2004, respectively.  The restatement does not have any impact on the Company's previously reported cash flows, sales or comparable store sales or compliance with any covenants under its credit facility or other debt instruments.

     The impacts of the restatement on the consolidated statements of income for the third quarter and year-to-date of fiscal 2004 are summarized below:

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTEEN WEEK PERIOD ENDED MARCH 24, 2004
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 931,922	-	$ 931,922
Operating Costs and Expenses:
Cost of sales	255,759	-	255,759
Restaurant expenses (a)	507,879	1,180	509,059
Depreciation and amortization (a)	45,687	-	45,687
General and administrative	39,417	-	39,417
Restructure charges and other Impairments	66,501	-	66,501
Total operating costs and expenses	915,243	1,180	916,423

Operating income	16,679	(1,180)	15,499

Interest expense	2,722	-	2,722
Other, net	1,103	-	1,103
Income before provision for income taxes	12,854	(1,180)	11,674
Provision for income taxes	12,116	(448)	11,668
Net income	$ 738	(732)	$ 6

Basic net income per share	$ 0.01	(0.01)	$ 0.00
Diluted net income per share (b)	$ 0.01	(0.01)	$ 0.00
Basic weighted average
shares outstanding	95,973		95,973
Diluted weighted average
shares outstanding (b)	98,007		98,007

CONSOLIDATED STATEMENT OF INCOME
SUMMARY OF RESTATEMENT IMPACTS
THIRTY-NINE WEEK PERIOD ENDED MARCH 24, 2004
(In thousands, except per share amounts)
(Unaudited)

	AS REPORTED	ADJUSTMENTS	AS RESTATED
Revenues	$ 2,689,310	-	$ 2,689,310
Operating Costs and Expenses:
Cost of sales	740,878	-	740,878
Restaurant expenses (a)	1,482,696	3,555	1,486,251
Depreciation and amortization (a)	133,033	-	133,033
General and administrative	109,339	-	109,339
Restructure charges and other Impairments	68,535	-	68,535
Total operating costs and expenses	2,534,481	3,555	2,538,036

Operating income	154,829	(3,555)	151,274

Interest expense	8,973	-	8,973
Other, net	1,973	-	1,973
Income before provision for income taxes	143,883	(3,555)	140,328
Provision for income taxes	54,439	(1,349)	53,090
Net income	$ 89,444	(2,206)	$ 87,238

Basic net income per share	$ 0.93	(0.03)	$ 0.90
Diluted net income per share (b)	$ 0.88	(0.02)	$ 0.86
Basic weighted average
shares outstanding	96,510		96,510
Diluted weighted average
shares outstanding (b)	106,151		106,151

(a)   Restaurant expenses and depreciation and amortization for the third quarter and year-to-date of fiscal 2004 have been adjusted for the reclassifications described in Note 1.

(b)   Diluted net income per share and diluted weighted average shares outstanding for year-to-date fiscal 2004 include the impact of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," which requires the 7.8 million shares associated with the contingently convertible debt be included in diluted weighted average shares outstanding.  The impact of EITF 04-8 is not included in the calculation of diluted net income per share and diluted weighted average shares outstanding for the third quarter of fiscal 2004 because the effect would have been antidilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

13 Week Periods Ended			39 Week Periods Ended
	Mar. 30,	Mar. 24,	Mar. 30,	Mar. 24,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.3%	27.4%	28.2%	27.5%
Restaurant expenses	55.0%	54.6%	55.7%	55.3%
Depreciation and amortization	4.7%	4.9%	5.0%	5.0%
General and administrative	3.3%	4.2%	3.9%	4.1%
Restructure charges and other impairments	0.0%	7.2%	1.8%	2.5%
Total operating costs and expenses	91.3%	98.3%	94.6%	94.4%

Operating income	8.7%	1.7%	5.4%	5.6%

Interest expense	0.6%	0.3%	0.7%	0.3%
Other, net	0.0%	0.1%	0.1%	0.1%

Income before provision for income taxes	8.1%	1.3%	4.6%	5.2%
Provision for income taxes	2.6%	1.3%	0.8%	2.0%

Net income	5.5%	0.0%	3.8%	3.2%

     The following table details the number of restaurant openings during the third quarter and year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2005.

	Third Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Third Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2005	2004	2005
Chili's:
Company-owned	20	18	57	56	793	742	77-80
Franchised	10	3	21	16	258	220	25-30
Total	30	21	78	72	1,051	962	102-110

Macaroni Grill:
Company-owned	6	5	14	16	219	209	15-18
Franchised	-	-	4	1	13	8	5-6
Total	6	5	18	17	232	217	20-24

Maggiano's	1	-	5	3	33	28	5

On The Border:
Company-owned	2	2	4	2	115	116	8-10
Franchised	-	-	-	-	18	18	0-1
Total	2	2	4	2	133	134	8-11

Corner Bakery:
Company-owned	1	-	2	2	84	86	6-9
Franchised	-	-	-	-	3	3	-
Total	1	-	2	2	87	89	6-9

Big Bowl	-	1	-	3	-	21	-

Rockfish Partnership	-	1	-	4	21	24	-

Grand Total	40	30	107	103	1,557	1,475	141-159

OVERVIEW

     At March 30, 2005, the Company owned, operated, franchised, or was involved in the ownership of 1,557 restaurants.  The Company intends to continue the expansion of its restaurant concepts by opening units in strategically desirable markets. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company's restaurant concepts. The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

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

     The fourth quarter of fiscal 2004 was a 14-week quarter, and the impact of the extra week will affect year-over-year comparisons accordingly.  Revenues for the fourth quarter of fiscal 2005 are estimated to increase by 1% to 2% compared to the same quarter in fiscal 2004 driven by comparable store sales growth of 2% to 3%.  Cost of sales, as a percent of sales, is estimated to be 0.5% to 0.6% higher than last year due primarily to increases in commodity costs for beef and chicken.  Excluding potential gains resulting from the sale of assets, restaurant expenses, as a percent of sales, is estimated to be 0.6% to 0.7% higher than last year primarily due to the unfavorable comparison with the fourth quarter of fiscal 2004 which included the extra week.  General and administrative expenses, as a percent of sales, will be 0.6% to 0.7% lower due to lower performance based expenses compared to the same quarter in fiscal 2004.  The effective tax rate during the fourth quarter is estimated to be 32.2%.

REVENUES

     Revenues for the third quarter of fiscal 2005 increased to $1,009.5 million, 8.3% over the $931.9 million generated for the same quarter of fiscal 2004. Revenues for the thirty-nine week period ended March 30, 2005 rose 6.7% to $2,870.8 million from the $2,689.3 million generated for the same period of fiscal 2004.  The increases were primarily attributable to a net increase of 42 company-owned restaurants since March 24, 2004 and an increase in comparable store sales for the third quarter and year-to-date of fiscal 2005 compared to the same periods of fiscal 2004. The Company increased its capacity for the third quarter and year-to-date of fiscal 2005 by 3.7% and 3.5%, respectively, compared to the respective prior year periods. Comparable store sales increased 3.2% and 2.1% for the third quarter and year-to-date, respectively, from the same periods of fiscal 2004.  Menu prices in the aggregate increased 2.6% for year-to-date fiscal 2005 as compared to fiscal 2004.

COSTS AND EXPENSES

     Cost of sales, as a percent of revenues, increased 0.9% for the third quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The increase was due to a 1.0% increase in commodity prices for meat and poultry and a 0.8% unfavorable product mix shift for meat and seafood, partially offset by a 0.9% increase in menu prices.  Cost of sales, as a percent of revenues, increased 0.7% for year-to-date fiscal 2005 as compared to the same period of fiscal 2004.  The increase was due to a 0.9% increase in commodity prices for meat and poultry and a 0.7% unfavorable product mix shift for meat and seafood, partially offset by a 0.9% increase in menu prices.

     Restaurant expenses, as a percent of revenues, increased 0.4% for both the third quarter and year-to-date fiscal 2005 as compared to the same periods of fiscal 2004.  The increases were primarily due to increases in labor costs related to new product rollouts and service initiatives, partially offset by a $2.0 million gain related to the sale of five Chili's restaurants to a new franchise partner and a decrease in advertising costs.  The increases in year-to-date fiscal 2005 were also due to the $17.3 million FICA tax assessment paid in resolution of the IRS dispute during the second quarter of fiscal 2005, partially offset by a $1.8 million gain recorded during the second quarter of fiscal 2005 related to the early extinguishment of certain mortgage loan obligations and a $3.8 million gain recorded during the first quarter of fiscal 2005 as a result of the sale of nine Chili's restaurants to a new franchise partner.

     Depreciation and amortization increased $2.2 million and $9.1 million for the third quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004.  The increases were due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to the disposition of stores and a declining depreciable asset base for older units.

     General and administrative expenses decreased $6.1 million for the third quarter of fiscal 2005 as compared to the same period of fiscal 2004. The decrease was primarily due to a decrease in performance based compensation, partially offset by an increase in payroll costs resulting from an increase in headcount and severance.  General and administrative expenses increased $3.8 million for year-to-date fiscal 2005 as compared to the same period of fiscal 2004.  The increase was primarily due to increased costs related to consumer research and an increase in payroll costs resulting from an increase in headcount and severance, partially offset by a decrease in performance based compensation.

     Restructure charges and other impairments recorded during the third quarter of fiscal 2005 totaled $350,000 and consisted of charges related to previously closed restaurants.  Restructure charges and other impairments recorded year-to-date fiscal 2005 also include charges totaling $36.0 million associated with the decision to dispose of Big Bowl, a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish, a $1.4 million charge associated with the closure of one Corner Bakery commissary, a $1.0 million charge for an existing lease obligation associated with a sub-lease, and a $3.0 million gain related to the thirty restaurants closed in fiscal 2004.  Restructure charges and other impairments recorded during the third quarter of fiscal 2004 consist of a $33.8 million charge for long-lived asset impairments related to the thirty restaurants closed during fiscal 2004, a goodwill impairment charge of $27.0 million related to Big Bowl, and a $5.7 million charge related to the settlement of all outstanding Cozymel's notes receivable.  Restructure charges and other impairments recorded year-to-date fiscal 2004 also include a $2.0 million loss resulting from the sale of Cozymel's during the second quarter of fiscal 2004.

     Interest expense increased $3.2 million and $11.2 million for the third quarter and year-to-date fiscal 2005, respectively, as compared to the same periods of fiscal 2004.  The increases were primarily due to interest expense related to the 5.75% notes issued in May 2004 (the "Notes"), partially offset by the redemption of the convertible senior debentures in January 2005.

     Other, net decreased $1.0 million for the third quarter of fiscal 2005 as compared to the same period of fiscal 2004.  The decrease was primarily due to a decrease in the Company's net savings plan obligations in addition to no longer being required to record losses related to Rockfish as a result of fully impairing the investment during the first quarter of fiscal 2005. Other, net decreased $361,000 year-to-date fiscal 2005 as compared to the same period of fiscal 2004 primarily due to an increase in interest income associated with the investment of proceeds received from the issuances of the Notes.

INCOME TAXES

     The Company's effective income tax rate decreased to 32.2% from 100.0% for the third quarter of fiscal 2005 and to 17.2% from 37.8% for year-to-date fiscal 2005 as compared to the same periods of fiscal 2004.  The decrease during the third quarter was primarily due to the Big Bowl goodwill impairment charge recorded during the third quarter of fiscal 2004, which was not deductible for tax purposes until the disposition of Big Bowl during the first quarter of fiscal 2005.  The year-to-date decrease in the tax rate was primarily attributable to the disposition of Big Bowl, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million ($21.6 million recorded during the first quarter of fiscal 2005 and $27.0 million recorded in the third quarter of fiscal 2004) and an income tax benefit of approximately $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid as a result of the IRS resolution.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to a deficit of $169.5 million at March 30, 2005 from a working capital surplus of $21.8 million at June 30, 2004, primarily due to the cash redemption of the convertible senior debentures during the third quarter of fiscal 2005 and purchases of treasury stock during the first half of fiscal 2005.  Net cash provided by operating activities decreased to $330.6 million for the first nine months of fiscal 2005 from $358.5 million during the same period in fiscal 2004 due to the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities, are adequate to finance operations as well as the repayment of current debt obligations.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $245.6 million for the first nine months of fiscal 2005 compared to $231.4 million for the same period of fiscal 2004.  The Company estimates that its capital expenditures during the fourth quarter of fiscal 2005 will approximate $90.0 million.  These capital expenditures will be funded entirely from operations and existing credit facilities.

     In April 2005, the Company paid the remaining $14.2 million principal balance on the senior notes.  Additionally, the Company paid $23.9 million as a result of the early extinguishment of certain mortgage loan obligations during the second quarter of fiscal 2005.  The Company funded these payments with cash on hand and available lines of credit.

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

     During fiscal 2005, the Company sold fourteen Chili's restaurants to two new franchise partners and received cash proceeds totaling $19.8 million.  Additionally, the Company sold the remaining nine Big Bowl restaurants during the third quarter of fiscal 2005 and received cash proceeds totaling $6.0 million.

     In connection with the closing of thirty restaurants in fiscal 2004, the Company expects to generate cash of approximately $15.0 million during fiscal 2005, primarily related to the sale of real estate.

     Pursuant to the Company's stock repurchase plan, the Company repurchased approximately 4.7 million shares of its common stock for $162.9 million during the first two quarters of fiscal 2005, of which 3.5 million shares were acquired under forward purchase contracts settled on October 21, 2004.  There were no shares repurchased during the third quarter of fiscal 2005.  As of March 30, 2005, approximately $132.4 million was available under the Company's share repurchase authorizations. The Company's stock repurchase plan is primarily used to minimize the dilutive impact of stock option exercises.  The repurchased common stock is recorded in treasury stock in the accompanying consolidated balance sheets.

     The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of its business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which amends SFAS No. 123 and SFAS No. 95. SFAS 123R requires all companies to measure and record compensation cost for all share-based payments, including employee stock options, at fair value, and will be effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that this accounting change will have on its financial position and results of operations.

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

     There were no changes in the Company's internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended March 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no shares repurchased during the third quarter of fiscal 2005.  As of March 30, 2005, approximately $132.4 million was available under the Company's share repurchase authorizations.

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

BRINKER INTERNATIONAL, INC.

Date: May 9, 2005	By: /s/ Douglas H. Brooks
Douglas H. Brooks
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005	By: /s/ Charles M. Sonsteby
Charles M. Sonsteby
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)