Form 10-K
period 2005-06-29
BRINKER INTERNATIONAL INC
filed 2005-09-12
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2005	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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
$3,059,776,156

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2005
Common Stock, $0.10 par value	87,993,539 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 29, 2005, are incorporated by reference into Part II hereof, to the extent indicated herein.  Portions of the registrant's Proxy Statement for its annual meeting of shareholders on October 20, 2005, to be dated on or about September 9, 2005, are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

Item 1.  BUSINESS.

General

Brinker International, Inc. (the "Company") is principally engaged in the ownership, operation, development and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), Maggiano's Little Italy ("Maggiano's"), On The Border Mexican Grill & Cantina ("On The Border"), and Corner Bakery Cafe ("Corner Bakery") restaurant concepts.  Additionally, the Company owns an approximate 43% interest in the legal entities owning Rockfish Seafood Grill ("Rockfish"), which interests were acquired in July 2001 and October 2002.  The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, organized in August 1977.  The Company completed the acquisitions of Macaroni Grill, On The Border, Maggiano's, and Corner Bakery in November 1989, May 1994, August 1995, and August 1995, respectively.

Primary Restaurant Concepts

Chili's Grill & Bar

Chili's is a full-service restaurant, featuring a casual atmosphere and a varied menu of chicken, beef and seafood entrees, steaks, fajitas, sandwiches, salads, appetizers, desserts, and its legendary Big Mouth Burgers and Baby Back Ribs, all prepared fresh daily according to special Chili's recipes.  The full-service Margarita Bar is available at each Chili's restaurant serving alcohol, with a variety of specialty margaritas, including the Presidente Margarita, offered as the concept's signature drink.  Emphasis is placed on serving substantial portions of fresh, flavorful, and high quality food at modest prices.

Chili's restaurants feature quick, efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover, with an average turnover time per table of approximately 45 minutes.  Service personnel are dressed casually in jeans, knit shirts or t-shirts, and aprons to reinforce the casual, informal environment.  The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia.

Entree selections range in menu price from $5.99 to $14.99, with the average revenue per meal, including alcoholic beverages, approximating $12.03 per person.  During the year ended June 29, 2005, food and non-alcoholic beverage sales constituted approximately 86.4% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.6%.

Romano's Macaroni Grill

Macaroni Grill is an exciting casual Italian restaurant that ignites the senses.  Guests enjoy culinary masterpieces inspired by the Italian passion and culinary heritage of Macaroni Grill.  Menu selections include signature pastas, grilled steak, seafood, salads and delicious desserts - all prepared by talented chefs in open kitchens.  Macaroni Grill features brick ovens, festive string lights, fresh gladiolus, and a broad selection of house and premium wines.  Guests are met with a sincere welcome at the door and enjoy warm, knowledgeable service.  Additionally, guests enjoy the convenience of Macaroni Grill's Curbside To Go service.  Delicious, chef-prepared meals are delivered right to their cars for them to enjoy at home.

Entree selections range in menu price from $9.49 to $19.99 with chef features priced separately.  The average revenue per meal, including alcoholic beverages, is approximately $14.66 per person.  During the year ended June 29, 2005, food and non-alcoholic beverage sales constituted approximately 87.5% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.5%.

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

Entree selections range in menu price from $8.95 to $37.95, with the average revenue per meal, including alcoholic beverages, approximating $25.00 per person.  During the year ended June 29, 2005, food and non-alcoholic beverage sales constituted approximately 79.7% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 20.3%.

On The Border Mexican Grill & Cantina

On The Border is a full-service, national, casual-dining Mexican restaurant chain.  On The Border's menu offers a wide variety of Mexican favorites and is best known for its fajitas and margaritas.  On The Border also offers a variety of innovative menu items from Guacamole Live! to Shaken Margarita Shrimp Cocktail to a Red Chili Ribeye.  As a full service restaurant, On The Border offers full bar service, in-restaurant dining and patio dining in all locations.  On The Border also offers the convenience of a To-Go menu and To-Go entrance to expedite take-out service in all locations.  In addition to To-Go, On The Border offers catering service from simple drop-off delivery to full-service event planning.

Entree selections range in menu price from $6.99 to $13.99, with the average revenue per meal, including alcoholic beverages, approximating $12.89 per person.  During the year ended June 29, 2005, food and non-alcoholic beverage sales constituted approximately 81.3% of the concept's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.7%.

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

Prices for menu items range from $1.19 to $6.99 with the average revenue per meal approximating $7.44 per person.  During the fiscal year ended June 29, 2005, food and non-alcoholic beverage sales constituted all of the concept's total restaurant revenues.  Catering sales constituted approximately 21.2% of sales.

Jointly-Developed Concept

Rockfish Seafood Grill

Rockfish offers fresh, flavorful seafood dishes served in a fun, comfortable environment.  Rockfish's decor features piney wood tables, river rock fireplaces and an open kitchen with chefs preparing the catch of the day.  The restaurant serves a wide variety of reasonably priced seafood ranging from salmon and trout to shrimp and crab.  Daily chalkboard specials featuring various seasonal items are also very popular with diners.  In addition to items from the "Stream", Rockfish serves items from the "Field" like Louisiana Pot Roast and Campfire Smoked Ribs.  Friendly, knowledgeable servers clad in Rockfish t-shirts and jeans add to the casual backdrop.  All locations feature full-service bars and most have patio seating available.

Entree selections range in menu price from $5.87 to $16.42 with chalkboard specials priced on a daily basis.  The average revenue per meal, including alcoholic beverages, is approximately $14.50 per person.  During the year ended June 29, 2005, food and non-alcoholic beverage sales constituted approximately 86.5% of the concept's total revenues, with alcoholic beverage sales accounting for the remaining 13.5%.

Business Development

The Company's long-term objective is to continue most of its expansion of its restaurant concepts by opening Company-operated units in strategically desirable markets.  The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve the Company's competitive position, marketing potential and profitability.  Expansion efforts will be focused not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) which can adequately support any of the Company's restaurant concepts.  The Company also continues to consider development in countries outside of the United States.

The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques.  The site selection process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics such as visibility, accessibility and traffic volume; relative proximity to activity centers such as shopping centers, hotel and entertainment complexes and office buildings; and supply and demand trends, such as proposed infrastructure improvements, new developments, and existing and potential competition.  Members of each restaurant concept's executive management inspect, review and approve each restaurant site prior to its acquisition for that restaurant concept.

The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards.  In the event site deterioration were to occur, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation.  If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's measurement criteria, such as return on investment and area demographic trends, do not support relocation.  Since inception, relating to the Company's primary restaurant concepts, the Company has closed 99 restaurants, including 22 in fiscal 2005, which were performing below the Company's standards primarily due to declining or shifting trade area demographics.  The Company operates pursuant to a strategic plan targeted to support the Company's long-term growth objectives, with a focus on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders.

The following table illustrates the system-wide restaurants opened in fiscal 2005 and the planned openings in fiscal 2006:

	Fiscal 2005 Openings	Fiscal 2006 Projected Openings
Chili's: Company-Operated Franchise	82 26	97-100 25-30
Macaroni Grill: Company-Operated Franchise	18 6	6-7 4-5
Maggiano's	5	4-5
On The Border: Company-Operated Franchise	8 0	6-8 3-4
Corner Bakery: Company-Operated Franchise	6 0	7-9 0-1
Rockfish	0	0

Total	151	152-169

The Company anticipates that some of the fiscal 2006 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements, in which the lessor contributes some or substantially all, of the building construction costs.  In other cases, the Company may either lease or own the land (paying for any owned land from its own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from its own funds).

The following table illustrates the approximate average capital investment for a typical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border	Corner Bakery
Land	$ 650,000	$ 1,000,000	$ 2,700,000	$ 850,000	$ 950,000
Building	1,207,000	1,462,000	3,600,000	1,320,000	435,000
Furniture & Equipment	500,000	550,000	1,200,000	520,000	303,000
Other	40,000	55,000	140,000	60,000	20,000
Total	$ 2,397,000	$ 3,067,000	$ 7,640,000	$ 2,750,000	$ 1,708,000

The specific rate at which the Company is able to open new restaurants is determined, in part, by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

Franchise Operations

The Company also intends to continue its expansion through franchise development, both domestically and internationally.  At June 29, 2005, 46 total franchise development or joint venture arrangements existed.  During the year ended June 29, 2005, 26 Chili's franchised restaurants were opened, 14 Company-owned Chili's restaurants were sold to two franchisees, and 6 Macaroni Grill franchised restaurants were opened.

In fiscal 2005, of the 26 new Chili's franchised restaurants, 8 were kiosk locations.  The first franchised Macaroni Grill airport location opened in Orlando, Florida, and the first franchised Macaroni Grill location in the Pacific Rim region opened in Taipei.  Additionally, in connection with the sale of the Company-owned Chili's restaurants, the Company entered into two franchise development agreements for 18 Chili's restaurants over the next 7 years in Kentucky and parts of Illinois, Indiana and Tennessee, and for 20 Chili's restaurants over the next 6 years in parts of Alabama and Mississippi.  The Company also entered into a franchise development agreement for 5 Macaroni Grill restaurants over the next 6 years in Hawaii.

The Company intends to selectively pursue domestic and international franchise expansion.  A typical franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant.  Future franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.

Jointly-Developed Operations

From time to time, the Company enters into agreements for research and development activities related to the testing of new restaurant concepts, typically acquiring a significant equity interest in such ventures.  The Company's ownership interest in the legal entities owning the Rockfish restaurants is approximately 43%.  At June 29, 2005, 21 Rockfish restaurants were operating, located in the states of Arizona, New Mexico, North Carolina, and Texas.

Restaurant Management

The Company's philosophy to maintain and operate each concept as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments of each concept are preserved.  These factors are critical to the viability of each concept.  Each concept is directed by a president and one or more concept vice presidents overseeing specifically identified areas.

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

The Company believes that there is a high correlation between the quality of restaurant management and the long-term success of a concept.  In that regard, the Company encourages increased tenure at all management positions through various short and long-term incentive programs, which may include equity ownership.  These programs, coupled with a general management philosophy emphasizing quality of life, have enabled the Company to attract and retain management employees at levels above the industry norm.

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

Advertising and Marketing

The Company's concepts generally focus on the eighteen to fifty-four year old age group, which constitutes approximately half of the United States population.  Members of this population segment grew up on fast food, but the Company believes that, with increasing maturity, they prefer a more adult, upscale dining experience.  To attract this target group, the Company relies primarily on television, radio, direct mail advertising and information communicated by customers, with each of its restaurant concepts utilizing one or more of such mediums to meet the concept's needs and direction.

The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities.  Franchisees spend additional amounts on local advertising when approved by the Company.

Employees

At June 29, 2005, the Company employed approximately 108,500 persons, of whom approximately 1,100 were corporate personnel, 6,400 were restaurant area directors, managers or trainees and 101,000 were employed in non-management restaurant positions.  The executive officers of the Company have an average of over 16 years of experience in the restaurant industry.

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

Trademarks

The Company has registered and/or has pending, among other marks, "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "Corner Bakery", "Corner Bakery Cafe", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "On The Border Mexican Grill & Cantina", as trademarks with the United States Patent and Trademark Office.

Risk Factors/Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written or electronic communications, as well as verbal forward-looking statements made from time to time by representatives of the Company.  Such forward-looking statements involve risks and uncertainties that may cause the Company's or the restaurant industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as

"believes," "anticipates," "estimates," "predicts," "expects" and similar expressions that convey the uncertainty of future events or outcomes.  An expanded discussion of some of these risk factors follows.

Competition may adversely affect the Company's operations and financial results.

The restaurant business is highly competitive with respect to price, service, restaurant location, nutritional and dietary trends, and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns.  The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company.  There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.  In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

The Company's success depends in part on its ability to absorb increases in utility costs.  Various regions of the United States in which the Company operates multiple restaurants have experienced significant and temporary increases in utility prices.  If these increases should recur, they will have an adverse effect on the Company's profitability.

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

The Company's ability to meet its growth plan is dependent upon, among other things, its ability to identify available, suitable and economically viable locations for new restaurants, obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, hire all necessary contractors and subcontractors, and meet construction schedules.  The costs related to restaurant and concept development include purchases and leases of land, buildings and equipment, and facility and equipment maintenance, repair and replacement.  The labor and materials costs involved vary geographically and are subject to general price increases.  As a result, future capital expenditure costs of restaurant development may increase, reducing profitability.  There can be no assurance that the Company will be able to expand its capacity in accordance with its growth objectives or that the new restaurants and concepts opened or acquired will be profitable.

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

Identification of material weakness in internal control may adversely affect the Company's financial results.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Those provisions provide for the identification of material weaknesses in internal control which could indicate a lack of adequate controls to generate accurate financial statements.  Though the Company routinely assesses its internal controls, there can be no assurance that the Company will be able to timely remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance.  There likewise can be no assurance that the Company will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

Item 2.    PROPERTIES.

Restaurant Locations

At June 29, 2005, the Company's system of company-operated, jointly-developed and franchised units included 1,588 restaurants located in forty-nine states, Washington, D.C., Australia, Bahrain, Canada, Egypt, Great Britain, Germany, Guatemala, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, and Venezuela.  The Company's portfolio of restaurants is illustrated below:

Chili's: Company-Operated Franchise	811 263
Macaroni Grill: Company-Operated Franchise	220 15
Maggiano's	33
On The Border: Company-Operated Franchise	117 18
Corner Bakery: Company-Operated Franchise	87 3
Rockfish	21
Total	1,588

The 1,074 Chili's restaurants include domestic locations in 49 states and foreign locations in 23 countries.  The 235 Macaroni Grill restaurants include domestic locations in 41 states and foreign locations in Canada, Great Britain, Mexico, Puerto Rico and Taiwan.  The Maggiano's, On The Border, and Corner Bakery restaurants are located exclusively within the United States in 17 (and the District of Columbia), 32 and 8 (and the District of Columbia) states, respectively.

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical unit in the Company's primary restaurant concepts:

	Chili's	Macaroni Grill	Maggiano's	On The Border
Square Feet	4,000 - 5,900	6,300 - 7,000	12,000 - 18,000	5,200 - 6,200
Dining Seats	150 - 220	235 - 280	500 - 725	195 - 265
Dining Tables	35 - 50	50 - 70	100 - 150	45 - 65

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

Certain of the Company's restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 35 years.  The leases typically provide for a fixed rental plus percentage rentals based on sales volume.  At June 29, 2005, the Company owned the land and/or building for 937 of the 1,268 Company-operated restaurants.  The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

Other Properties

The Company leases warehouse space totaling approximately 39,150 square feet in Carrollton, Texas, which it uses for storage of equipment and supplies.  The Company owns an office building containing approximately 108,021 square feet which it uses for part of its corporate headquarters and menu development activities.  The Company leases an additional office complex containing approximately 198,000 square feet for the remainder of its corporate headquarters, of which approximately 197,461 square feet is currently utilized by the Company or reserved for future expansion of the Company headquarters, and the remaining 539 square feet is under lease.  The Company also leases office space in Arizona, California, Colorado, Florida, Georgia, Illinois, Missouri, New Jersey, North Carolina, Rhode Island and Texas for use as regional operation or real estate/construction offices.  The size of these office leases range from 144 square feet to 4,049 square feet.

Item 3.    LEGAL PROCEEDINGS.

In January 1996, the Company entered into a Tip Reporting Alternative Commitment ("TRAC") agreement with the Internal Revenue Service (the "IRS").  The TRAC agreement required the Company, among other things, to implement tip reporting educational programs for its hourly restaurant employees and to establish tip reporting procedures, although employees remain ultimately responsible for accurately reporting their tips.  The IRS alleged that the Company did not meet the requirements of the TRAC agreement and retroactively and unilaterally revoked it.  As a result of the revocation, the IRS commenced an examination of the Company's 2000 through 2002 calendar years for payroll tax purposes.  In December 2004, the Company paid an assessment of $17.3 million for employer-only FICA taxes on unreported cash tips for the examination period.  The Company recorded the $17.3 million payment in restaurant expenses in the second quarter of fiscal 2005 and recorded a related income tax benefit of approximately $16.9 million, consisting of federal income tax credits related to additional FICA taxes paid.  The Company continues to believe that it was in full compliance with the TRAC agreement and that the IRS' retroactive revocation was unjustified, particularly in light of compliance reviews conducted by the IRS prior to the revocation.  Nevertheless, the Company agreed to the resolution to avoid potentially costly and protracted litigation.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EAT".  Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions.  The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.

Fiscal year ended June 29, 2005:

	High	Low
First Quarter	$36.47	$29.49
Second Quarter	$35.18	$30.64
Third Quarter	$39.00	$33.90
Fourth Quarter	$41.85	$33.50

Fiscal year ended June 30, 2004:

	High	Low
First Quarter	$36.96	$30.31
Second Quarter	$34.30	$29.60
Third Quarter	$39.54	$32.47
Fourth Quarter	$39.52	$34.12

As of August 18, 2005, there were 1,088 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock as profits are currently reinvested into the Company to fund expansion of its restaurant business.  Additionally, the Company has been active in its share repurchase program.

In October 2001, the Company issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the "Debentures") and received proceeds totaling approximately $250 million prior to debt issuance costs.  The Debentures became redeemable at the Company's option beginning on October 10, 2004.  On December 22, 2004, the Company exercised its right to redeem all of the Debentures.  Holders had the option to convert the Debentures into shares of the Company's common stock or receive cash until the close of business on January 20, 2005.  Holders chose to convert a total of $10.8 million of the accreted debenture value into 308,092 shares of the Company's common stock and the remaining accreted debenture value of $262.7 million was redeemed for cash on January 24, 2005.

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

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 18, 2005, the Company issued no securities which were not registered under the Securities Act of 1933, as amended.

Shares repurchased during the fourth quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
March 31, 2005 through May 4, 2005	92,000	$33.69	$ 129,327
May 5, 2005 through June 1, 2005	122,000	$34.50	$ 125,113
June 2, 2005 through June 29, 2005	-	-	$ 125,113
Total	214,000	$34.15

(a)     All of the shares purchased during the fourth quarter of fiscal 2005 were purchased as part of the publicly announced program described in "Liquidity and Capital Resources" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference from the 2005 Annual Report to Shareholders and is presented on pages F-6 through F-7 of Exhibit 13 to this report.

Item 6.    SELECTED FINANCIAL DATA.

"Selected Financial Data" is incorporated herein by reference from the 2005 Annual Report to Shareholders and is presented on page F-1 of Exhibit 13 to this report.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2005 Annual Report to Shareholders and is presented on pages F-2 through F‑9 of Exhibit 13 to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the 2005 Annual Report to Shareholders and is presented on page F-6 of Exhibit 13 to this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Index to Financial Statements attached hereto on page 18 for a listing of all financial statements incorporated by reference from the 2005 Annual Report to Shareholders attached as part of Exhibit 13 to this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the "Exchange Act"]), as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is accumulated and made known to them by others to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

"Management's Report on Internal Control over Financial Reporting" and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are incorporated herein by reference from the 2005 Annual Report to Shareholders and is presented on pages F-31 of Exhibit 13 to this report.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended June 29, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors - Information About Nominees", "Governance Of The Company", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be dated on or about September 9, 2005, for the annual meeting of shareholders on October 20, 2005, are incorporated herein by reference.

The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has posted a copy of the code on the Company's internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_ policy.asp.  Copies of the code may be obtained free of charge from the Company's website at the above internet address.

Item 11.  EXECUTIVE COMPENSATION.

"Executive Compensation" and "Report of the Compensation Committee" in the Company's Proxy Statement to be dated on or about September 9, 2005, for the annual meeting of shareholders on October 20, 2005, are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

"Election of Directors - Stock Ownership of Directors", "Executive Compensation - Equity Compensation Plan Information", and "Stock Ownership of Certain Persons" in the Company's Proxy Statement to be dated on or about September 9, 2005, for the annual meeting of shareholders on October 20, 2005, are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be dated on or about September 9, 2005, for the annual meeting of shareholders on October 20, 2005, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 "Ratification of Independent Auditors" in the Company's Proxy Statement to be dated on or about September 9, 2005, for the annual meeting of shareholders on October 20, 2005, is incorporated herein by reference.

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

BRINKER INTERNATIONAL, INC.,
a Delaware corporation

By: /s/ Charles M. Sonsteby
Charles M. Sonsteby, Executive Vice
President and Chief Financial Officer

Dated: September 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 9, 2005.

Name	Title

/s/ Douglas H. Brooks Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Charles M. Sonsteby Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dan W. Cook, III	Director

/s/ Robert M. Gates Robert M. Gates	Director
/s/ Marvin J. Girouard Marvin J. Girouard	Director

/s/ Ronald Kirk Ronald Kirk	Director

/s/ George R. Mrkonic George R. Mrkonic	Director
/s/ Erle Nye Erle Nye	Director

/s/ James E. Oesterreicher James E. Oesterreicher	Director

/s/ Rosendo G. Parra Rosendo G. Parra	Director

/s/ Cece Smith Cece Smith	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended. (1)

3(b)	Bylaws of the Registrant. (2)

4(a)	Form of 5.75% Note due 2014. (3)

4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee. (2)

4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes. (2)

10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants. (4)

10(b)	Registrant's 1992 Incentive Stock Option Plan. (4)

10(c)	Registrant's Stock Option and Incentive Plan. (5)

10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants. (6)

10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall. (7)

10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall. (8)

13	2005 Annual Report to Shareholders. (9)

21	Subsidiaries of the Registrant. (10)

23	Consent of Independent Registered Public Accounting Firm. (10)

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (10)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (10)

32(a)

Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (10)

32(b)

Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   (10)

99(a)	Proxy Statement of Registrant. (11)

_____________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

(3)	Included in exhibit 4(d) to annual report on Form 10-K for year ended June 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(5)	Filed as Appendix A to Proxy Statement of Registrant, to be filed on or about September 9, 2005.

(6)	Filed as Appendix B to Proxy Statement of Registrant, to be filed on or about September 9, 2005.

(7)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to annual report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(9)	Portions filed herewith, to the extent indicated herein.

(10)	Filed herewith.

(11)	To be filed on or about September 9, 2005.