Form 10-Q
period 2005-09-28
BRINKER INTERNATIONAL INC
filed 2005-11-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2005

Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS 75240
(Address of principal executive offices)
(Zip Code)

(972) 980-9917
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒       No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2005
Common Stock, $0.10 par value	86,002,935 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 28, 2005	June 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,997	$41,859
Accounts receivable	45,458	43,592
Inventories	38,416	48,647
Prepaid expenses and other	73,448	77,069
Deferred income taxes	29,327	21,956
Current assets of discontinued operations	82,815	79,842
Total current assets	313,461	312,965
Property and Equipment, at Cost:
Land	279,532	284,885
Buildings and leasehold improvements	1,556,920	1,507,587
Furniture and equipment	690,288	697,352
Construction-in-progress	77,408	81,622
	2,604,148	2,571,446
Less accumulated depreciation and amortization	(935,316)	(924,980)
Net property and equipment	1,668,832	1,646,466
Other Assets:
Goodwill	124,749	124,749
Other	71,120	71,944
Total other assets	195,869	196,693
Total assets	$2,178,162	$2,156,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,824	$1,805
Accounts payable	136,181	133,096
Accrued liabilities	299,792	261,924
Income taxes payable	25,706	22,739
Current liabilities of discontinued operations	18,893	10,400
Total current liabilities	482,396	429,964
Long-term debt, less current installments	506,824	406,505
Deferred income taxes	55,396	56,189
Other liabilities	135,880	163,184

Contingencies (Note 7)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 117,499,541 shares issued and 86,038,921 shares outstanding at September 28, 2005, and 117,499,541 shares issued and 89,182,804 shares outstanding at June 29, 2005	11,750	11,750
Additional paid-in capital	372,172	369,813
Accumulated other comprehensive income	769	700
Retained earnings	1,445,016	1,421,866
	1,829,707	1,804,129
Less:
Treasury stock, at cost (31,460,620 shares at September 28, 2005 and 28,316,737 shares at June 29, 2005)	(832,041)	(703,847)
Total shareholders’ equity	997,666	1,100,282
Total liabilities and shareholders’ equity	$2,178,162	$2,156,124

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004

Revenues	$975,896	$870,965

Operating Costs and Expenses:
Cost of sales	275,158	243,179
Restaurant expenses	542,772	482,759
Depreciation and amortization	46,711	43,954
General and administrative	47,138	36,227
Restructure charges and other impairments	1,167	46,704
Total operating costs and expenses	912,946	852,823

Operating income	62,950	18,142

Interest expense	5,367	7,092
Other, net	(164)	442

Income before income tax (expense) benefit	57,747	10,608

Income tax (expense) benefit	(19,305)	5,068

Income from continuing operations	38,442	15,676

Loss from discontinued operations, net of taxes	(6,688)	(1,767)

Net income	$31,754	$13,909

Basic net income per share:
Income from continuing operations	$0.44	$0.17
Loss from discontinued operations	$(0.08)	$(0.02)
Net income per share	$0.36	$0.15

Diluted net income per share:
Income from continuing operations	$0.43	$0.17
Loss from discontinued operations	$(0.07)	$(0.02)
Net income per share	$0.36	$0.15

Basic weighted average shares outstanding	87,807	89,761

Diluted weighted average shares outstanding	89,233	98,730

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$38,442	$15,676
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	46,711	43,954
Restructure charges and other impairments	1,167	46,704
Stock-based compensation	7,791	608
Deferred income taxes	(8,201)	4,495
Gain on sale of assets	(3,272)	(3,777)
Amortization of deferred costs	694	2,068
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	(1,866)	(7,967)
Inventories	10,212	(4,399)
Prepaid expenses and other	4,819	2,259
Other assets	(2,353)	361
Current income taxes	2,697	(37,043)
Accounts payable	3,085	(5,654)
Accrued liabilities	29,237	(8,409)
Other liabilities	(25,791)	2,803
Net cash provided by operating activities of continuing operations	103,372	51,679

Cash Flows from Investing Activities:
Payments for property and equipment	(75,719)	(79,824)
Proceeds from sale of assets	9,845	13,598
Proceeds from sale of short-term investments	—	179,325
Net cash (used in) provided by investing activities of continuing operations	(65,874)	113,099

Cash Flows from Financing Activities:
Purchases of treasury stock	(139,140)	(42,293)
Net borrowings on credit facilities	100,750	—
Proceeds from issuances of treasury stock	4,248	4,617
Excess tax benefits from stock-based compensation	270	—
Payments of long-term debt	(320)	(682)
Purchases of shares under forward contracts	—	(120,600)
Net cash used in financing activities of continuing operations	(34,192)	(158,958)

Net cash used in discontinued operations	(1,168)	(2,545)

Net change in cash and cash equivalents	2,138	3,275
Cash and cash equivalents at beginning of period	41,859	47,079
Cash and cash equivalents at end of period	$43,997	$50,354

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of September 28, 2005 and June 29, 2005 and for the thirteen week periods ended September 28, 2005 and September 29, 2004, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company owns, operates, or franchises various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), Maggiano’s Little Italy (“Maggiano’s”), On The Border Mexican Grill & Cantina (“On The Border”), and Corner Bakery Cafe (“Corner Bakery”).  In September 2005, the Company entered into an agreement to sell Corner Bakery.  As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 29, 2005 Form 10-K. Management believes that the disclosures are sufficient for interim financial reporting purposes.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2006 classifications.  These reclassifications have no effect on the Company’s net income or financial position as previously reported.

2.              STOCK-BASED COMPENSATION

Prior to fiscal 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective June 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation for the first quarter of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005.  Stock-based compensation for the first quarter of fiscal 2006 and 2005 totaled approximately $7.8 million and $608,000, respectively.  The total income tax benefit related to stock-based compensation during the first quarter of fiscal 2006 and 2005 was approximately $1.9 million and $213,000, respectively.

Under APB 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from 2 to 4 years.  Upon adoption of SFAS 123R, the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach).  Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company’s net income and earnings per share for the first quarter of fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

Thirteen Week
Period Ended
September 29, 2004

Net income – as reported	$13,909

Add: Reported stock-based compensation expense, net of taxes	395
Deduct: Fair value based compensation expense, net of taxes (1)	(4,724)

Net income – pro-forma (1)	$9,580

Earnings per share:
Basic – as reported	$0.15
Basic – pro-forma (1)	$0.11

Diluted – as reported	$0.15
Diluted – pro-forma (1)	$0.11

(1)                                  If pro-forma expense for the first quarter of fiscal 2005 had been derived using the non-substantive vesting period approach, total stock-based compensation would have been $3.5 million, net of tax, and pro-forma net income would have been $10.8 million.  Additionally, both basic and diluted pro-forma earnings per share for the first quarter of fiscal 2005 would have been $0.12.

(a) Stock Options

Stock options generally vest over a period of 2 to 4 years and have contractual terms to exercise of 8 to 10 years.  Transactions during the first quarter of fiscal 2006 were as follows (in thousands, except option prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at June 29, 2005	9,177	$29.93
Granted	16	37.37
Exercised	(160)	26.61
Forfeited	(174)	32.59
Options outstanding at September 28, 2005	8,859	$29.95	7.27	$62,542

Options exercisable at September 28, 2005	2,951	$24.11	5.18	$38,078

The total intrinsic value of options exercised during the first quarter of fiscal 2006 and 2005 totaled approximately $2.0 million and $7.2 million, respectively.  The weighted average fair values of stock option grants were $11.22 and $11.16 for the first quarter of fiscal 2006 and 2005, respectively.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004

Expected volatility	29.8%	33.6%
Risk-free interest rate	3.9%	3.6%
Expected lives	5 years	5 years
Dividend yield	1.0%	0.0%

Expected volatility and the expected life of stock options are based on historical experience.  The risk-free rate is based on the yield of a five-year Treasury Note.

(b) Restricted Share Awards

Restricted share awards include restricted stock and restricted stock units issued under the Company’s stock option and incentive plans.  Restricted share awards issued under the Company’s long-term incentive plans vest one-third per year beginning on the first or third anniversary of the date of grant, and restricted share awards issued to non-employee directors vest in full on the fourth anniversary of the date of grant.  The fair value of restricted share awards is based on the Company’s closing stock price on the date of grant.  Transactions during the first quarter of fiscal 2006 were as follows (in thousands, except fair values):

	Number of	Weighted
	Restricted	Average
	Share	Fair Value
	Awards	Per Award

Restricted share awards outstanding at June 29, 2005	137	$34.60
Granted	345	40.19
Vested	(74)	34.50
Forfeited	—	—
Restricted share awards outstanding at September 28, 2005	408	$39.34

At September 28, 2005, unrecognized compensation expense related to restricted share awards totaled approximately $12.0 million and will be recognized over a weighted average period of 4.3 years.

(c) Performance Share and Restricted Stock Unit Plans

In October 2005, the shareholders of the Company approved the Performance Share Plan and the Restricted Stock Unit Plan (the “Plans”).  The restricted share awards issued under the Plans represent a right to receive a certain number of shares of common stock upon satisfaction of performance goals or other specified metrics at the end of a three-year cycle.  Payouts made in common stock will be fully vested upon issuance.  The fair value of performance shares will be determined on the date of grant based on a Monte Carlo simulation model and the fair value of restricted stock units will be determined based on the Company’s closing stock price on the date of grant.  Expense related to performance shares and restricted stock units will be recognized ratably over the three-year vesting period, or to the date on which retirement eligibility is achieved, if shorter.

3.              EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method and convertible debt.  The Company had approximately 2.0 million and 153,000 stock options outstanding at September 28, 2005 and September 29, 2004, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.  The components of basic and diluted earnings per share are as follows:

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004

Income from continuing operations (a)	$38,442	$15,676
Adjustment for interest on convertible debt, net of tax	—	1,143
Income from continuing operations, as adjusted (b)	$38,442	$16,819

Basic weighted average shares outstanding (c)	87,807	89,761
Dilutive effect of stock options	1,426	1,169
Dilutive effect of convertible debt	—	7,800
Diluted weighted average shares outstanding (d)	89,233	98,730

Basic earnings per share from continuing operations (a)/(c)	$0.44	$0.17
Diluted earnings per share from continuing operations (b)/(d)	$0.43	$0.17

4. DISPOSITION OF CORNER BAKERY

In September 2005, the Company entered into an agreement to sell Corner Bakery.  The decision to sell the brand was a result of the Company’s continued focus on achieving minimum return on investment thresholds.  As of September 28, 2005, the net assets to be sold totaled approximately $63.9 million and consisted primarily of property and equipment of $63.7 million.  The sale is expected to be completed in December 2005.  The Company has reported the results of operations of Corner Bakery as discontinued operations which consist of the following:

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004

Revenues	$44,375	$39,513

Income (loss) before income tax (expense) benefit from discontinued operations	$4,306	$(2,820)
Income tax (expense) benefit	(1,619)	1,053
Net income (loss) from discontinued operations	2,687	(1,767)

Loss on sale of Corner Bakery, net of taxes (1)	(9,375)	—
Loss from discontinued operations	$(6,688)	$(1,767)

(1)          The sale of Corner Bakery is expected to result in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes.  The estimated tax expense totaled $983,000.

5. SHAREHOLDERS’ EQUITY

In August 2005, the Board of Directors authorized an increase in the stock repurchase plan of $150.0 million, bringing the total to $1,160.0 million.  Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 3.6 million shares of its common stock for $139.1 million during the first quarter of fiscal 2006. As of September 28, 2005, approximately $136.0 million was available under the Company’s share repurchase authorizations.  The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other share-based awards.  The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

6.              SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the first quarter of fiscal 2006 and 2005 is as follows (in thousands):

	September 28, 2005	September 29, 2004

Income taxes, net of refunds	$27,141	$26,493
Interest, net of amounts capitalized	1,818	816

Non-cash investing and financing activities for the first quarter of fiscal 2006 and 2005 are as follows (in thousands):

	September 28, 2005	September 29, 2004

Retirement of fully depreciated assets	$35,153	$2,405
Restricted share awards issued, net of forfeitures	9,747	1,638
Dividends payable	8,604	—
Capitalized straight-line rent	1,710	1,092
Net (decrease) increase in fair value of interest rate swaps	(3,165)	5,006

7.              CONTINGENCIES

The Company is engaged in various legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of the Company, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial condition or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended
	September 28,	September 29,
	2005	2004

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.2%	27.9%
Restaurant expenses	55.6%	55.4%
Depreciation and amortization	4.8%	5.0%
General and administrative	4.8%	4.2%
Restructure charges and other impairments	0.1%	5.4%
Total operating costs and expenses	93.5%	97.9%

Operating income	6.5%	2.1%

Interest expense	0.5%	0.8%
Other, net	0.0%	0.1%

Income before income tax (expense) benefit	6.0%	1.2%
Income tax (expense) benefit	(2.0)%	0.6%

Income from continuing operations	4.0%	1.8%

Loss from discontinued operations, net of taxes	(0.7)%	(0.2)%

Net income	3.3%	1.6%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2006.

					Total
	First Quarter		Total Open at End		Projected
	Openings		Of First Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2005	2006	2005	2006
Chili’s:
Company-owned	22	14	830	757	97-100
Franchised	10	7	270	242	25-30
Total	32	21	1,100	999	122-130

Macaroni Grill:
Company-owned	4	5	223	211	6-7
Franchised	—	—	14	9	4-5
Total	4	5	237	220	10-12

Maggiano’s	2	2	35	30	4-5

On The Border:
Company-owned	2	1	119	112	6-8
Franchised	1	—	19	18	3-4
Total	3	1	138	130	9-12

Corner Bakery:
Company-owned	3	1	90	83	7-9
Franchised	—	—	3	3	0-1
Total	3	1	93	86	7-10

Big Bowl	—	—	—	14	—

Grand Total	44	30	1,603	1,479	152-169

OVERVIEW

At September 28, 2005, the Company owned, operated, or franchised 1,603 restaurants.  The Company intends to continue the expansion of its brands by opening units in strategically desirable domestic markets and continues to contemplate development in other countries. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company’s brands. In addition, the Company intends to selectively pursue domestic and international franchise expansion.  Future franchise development agreements are expected to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to develop multi-unit operations.  The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

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

Revenues for the second quarter of fiscal 2006 are estimated to increase by approximately 12% compared to the same quarter in fiscal 2005.  Cost of sales, as a percent of revenues, is estimated to be 0.4% lower than last year primarily due to favorable commodity costs.  Excluding incremental stock-based compensation and other charges, restaurant expenses are estimated to be 0.7% higher than last year primarily driven by higher utility and advertising costs, partially offset by an increase in sales leverage and labor efficiencies.  Excluding incremental stock-based compensation, general and administrative expenses are expected to be relatively flat.  The effective tax rate from continuing operations during the second quarter is estimated to be 32.2%.

REVENUES

Revenues for the first quarter of fiscal 2006 increased to $975.9 million, 12.0% over the $871.0 million generated for the same quarter of fiscal 2005. The increase was primarily attributable to a net increase of 83 company-owned restaurants since September 29, 2004.  The Company increased its capacity for the first quarter of fiscal 2006 by approximately 7.1% compared to the respective prior year quarter. Additionally, comparable store sales increased 3.7% for the first quarter as compared to the same period of fiscal 2005.  Menu prices in the aggregate increased 2.8% in the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased 0.3% for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.  The increase was due to a 1.2% unfavorable product mix shift for meat and seafood, partially offset by a 0.9% increase in menu prices.

Restaurant expenses, as a percent of revenues, increased 0.2% for the first quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.  The increase was primarily due to increases in utility costs and stock-based compensation, partially offset by an increase in sales leverage.

Depreciation and amortization increased $2.8 million for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.  The increase in depreciation expense was due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to store closures and a declining depreciable asset base for older units.

General and administrative expenses increased $10.9 million for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005. The increase was primarily due to an increase in incentive and stock-based compensation.

Restructure charges and other impairments recorded during the first quarter of fiscal 2006 include a $1.2 million charge related to previously closed restaurants consisting primarily of decreases in the estimated sales value of owned units. Restructure charges and other impairments recorded during the first quarter of fiscal 2005 include a $31.2 million impairment charge resulting from the decision to dispose of Big Bowl, a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish Seafood Grill (“Rockfish”), and a $1.4 million gain associated with closed restaurants.

Interest expense decreased $1.7 million for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.  The decrease was primarily due to the redemption of the convertible senior debentures and the payment of the remaining principal balance on the senior notes in fiscal 2005, partially offset by increased average borrowings on the Company’s lines-of-credit.

Other, net decreased $606,000 for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 due primarily to the Company no longer being required to record losses related to Rockfish as a result of fully impairing the investment during the first quarter of fiscal 2005, partially offset by an increase in expense related to the Company’s net savings plan obligations.

INCOME TAXES

The effective income tax rate related to continuing operations increased to an expense of 33.4% for the first quarter of fiscal 2006 as compared to a benefit of 47.8% for the same quarter last year.  The increase in the tax rate was primarily due to stock-based compensation related to incentive stock options, which is not deductible until exercised, and the disposition of Big Bowl in the first quarter of fiscal 2005, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $168.9 million at September 28, 2005 from $117.0 million at June 29, 2005, primarily due to purchases of treasury stock, the accrual of dividends declared during the first quarter of fiscal 2006, and the decision to dissolve a savings plan in the second quarter of fiscal 2006, which resulted in the obligation being reclassified as a current liability.  Net cash provided by operating activities of continuing operations increased to $103.4 million for the first quarter of fiscal 2006 from $51.7 million during the same period in fiscal 2005 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $75.7 million for the first quarter of fiscal 2006 compared to $79.8 million for the same period of fiscal 2005.  The Company estimates that its capital expenditures for continuing operations during the second quarter of fiscal 2006 will approximate $87.0 million.  These capital expenditures will be funded entirely from operations and existing credit facilities.

In September 2005, the Company entered into an agreement to sell Corner Bakery.  The sale is expected to be completed during December 2005 for gross cash proceeds of approximately $70.0 to $75.0 million.

In September 2005, the Company announced the declaration of its first quarterly dividend to common stock shareholders in the amount of $0.10 per share.  The dividend will be payable in December 2005 and is estimated to be $8.0 to $9.0 million.

In August 2005, the Board of Directors authorized an increase in the stock repurchase plan of $150.0 million, bringing the total to $1,160.0 million.  Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 3.6 million shares of its common stock for $139.1 million during the first quarter of fiscal 2006. As of September 28, 2005, approximately $136.0 million was available under the Company’s share repurchase authorizations.  The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other stock-based awards.  The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of its business.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board issued Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  The Company currently capitalizes these costs.  The Company estimates that rent expense for fiscal 2006 will increase $3.0 to $4.0 million ($1.9 to $2.5 million after taxes) as a result of FSP 13-1.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative market risks of the Company since the prior reporting period.

Item 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures [as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)], as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended September 28, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that the following important factors, among others, could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written or electronic communications, as well as verbal forward-looking statements made from time to time by representatives of the Company.  Such forward-looking statements involve risks and uncertainties that may cause the Company’s or the restaurant industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings, operating margins, the availability of acceptable real estate locations for new restaurants, the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as “believes,” “anticipates,” “estimates,” “predicts,” “expects” and similar expressions that convey the uncertainty of future events or outcomes.  An expanded discussion of some of these risk factors follows.

Competition may adversely affect the Company’s operations and financial results.

The restaurant business is highly competitive with respect to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns.

The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company.  There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.  In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

The Company’s sales volumes generally decrease in winter months.

The Company’s sales volumes fluctuate seasonally, and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in the Company’s operating results.

Changes in governmental regulation may adversely affect the Company’s ability to open new restaurants and the Company’s existing and future operations.

Each of the Company’s restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality in which the restaurant is located.  The Company generally has not encountered any material difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant or impact the continued operations of an existing restaurant, and although the Company does not, at this time, anticipate any occurring in the future, there can be no assurance that the Company will not experience material difficulties or failures that could delay the opening of restaurants in the future or impact the continued operations of existing restaurants.

The Company is subject to federal and state environmental regulations, and although these have not had a material negative effect on the Company’s operations, the Company cannot ensure that there will not be a material negative effect in the future.  More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. The Company expects increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and although such increases are not expected to be material, the Company cannot assure that there will not be material increases in the future.  In addition, the Company’s vendors may be affected by higher minimum wage standards, which may increase the price of goods and services supplied to the Company.

Inflation may increase the Company’s operating expenses.

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

Increased energy costs may adversely affect the Company’s profitability.

The Company’s success depends in part on its ability to absorb increases in utility costs.  Various regions of the United States in which the Company operates multiple restaurants have experienced significant and temporary increases in utility prices.  If these increases should recur, they will have an adverse effect on the Company’s profitability.

Successful mergers, acquisitions, divestitures and other strategic transactions are important to the future growth and profitability of the Company.

The Company intends to evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of its strategic planning initiative.  These transactions involve various inherent risks, including accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the Company’s ability to achieve projected economic and operating synergies; unanticipated changes in business and economic conditions affecting an acquired business; and the ability of the Company to complete divestitures on acceptable terms and at or near the prices estimated as attainable by the Company.

If the Company is unable to meet its growth plan, the Company’s profitability in the future may be adversely affected.

The Company’s ability to meet its growth plan is dependent upon, among other things, its ability to identify available, suitable and economically viable locations for new restaurants, obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, hire all necessary contractors and subcontractors, and meet construction schedules.  The costs related to restaurant and brand development include purchases and leases of land, buildings and equipment and facility and equipment maintenance, repair and replacement.  The labor and materials costs involved vary geographically and are subject to general price increases.  As a result, future capital expenditure costs of restaurant development may increase, reducing profitability.  There can be no assurance that the Company will be able to expand its capacity in accordance with its growth objectives or that the new restaurants and brands opened or acquired will be profitable.

Unfavorable publicity relating to one or more of the Company’s restaurants in a particular brand may taint public perception of the brand.

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.  In particular, since the Company depends heavily on the “Chili’s” brand for a majority of its revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on the Company’s business, financial condition, and results of operations.

Identification of material weakness in internal control may adversely affect the Company’s financial results.

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

Other risk factors may adversely affect the Company’s financial performance.

Other risk factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, and weather and other acts of God.

PART II. OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to the Company’s consolidated financial statements set forth in Part I of this report.

Item 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2006 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
June 30, 2005 through August 3, 2005	1,225,200	$40.27	$75,723
August 4, 2005 through August 31, 2005	1,122,500	$39.30	$181,567
September 1, 2005 through September 28, 2005	1,229,800	$37.03	$135,974
	3,577,500	$38.85

(a)             All of the shares purchased during the first quarter of fiscal 2006 were purchased as part of the publicly announced program described in Part I of this report.

Item 6.  EXHIBITS

31(a)                          Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)                         Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: November 7, 2005	By:	/s/ Douglas H. Brooks
Douglas H. Brooks
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2005	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)