Form 10-Q
period 2005-12-28
BRINKER INTERNATIONAL INC
filed 2006-02-06
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2005

Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS  75240

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2006
Common Stock, $0.10 par value	85,714,210 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 28, 2005	June 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$59,896	$41,859
Accounts receivable	69,974	43,592
Inventories	38,330	48,647
Prepaid expenses and other	76,407	77,069
Deferred income taxes	24,807	21,956
Current assets of discontinued operations	80,875	79,842
Total current assets	350,289	312,965
Property and Equipment, at Cost:
Land	280,784	284,885
Buildings and leasehold improvements	1,619,396	1,507,587
Furniture and equipment	708,125	697,352
Construction-in-progress	85,914	81,622
	2,694,219	2,571,446
Less accumulated depreciation and amortization	(972,554)	(924,980)
Net property and equipment	1,721,665	1,646,466
Other Assets:
Goodwill	145,512	124,749
Other	47,379	71,944
Total other assets	192,891	196,693
Total assets	$2,264,845	$2,156,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,270	$1,805
Accounts payable	147,446	133,096
Accrued liabilities	339,983	261,924
Income taxes payable	51,062	22,739
Current liabilities of discontinued operations	15,798	10,400
Total current liabilities	556,559	429,964
Long-term debt, less current installments	489,686	406,505
Deferred income taxes	41,011	56,189
Other liabilities	139,733	163,184

Contingencies (Note 7)

Shareholders’ Equity:
Common stock - 250,000,000 authorized shares; $0.10 par value; 117,499,541 shares issued and 85,816,070 shares outstanding at December 28, 2005, and 117,499,541 shares issued and 89,182,804 shares outstanding at June 29, 2005	11,750	11,750
Additional paid-in capital	384,755	369,813
Accumulated other comprehensive income	734	700
Retained earnings	1,487,846	1,421,866
	1,885,085	1,804,129
Less:
Treasury stock, at cost (31,683,471 shares at December 28, 2005 and 28,316,737 shares at June 29, 2005)	(847,229)	(703,847)
Total shareholders’ equity	1,037,856	1,100,282
Total liabilities and shareholders’ equity	$2,264,845	$2,156,124

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2005	December 29, 2004	December 28, 2005	December 29, 2004

Revenues	$1,009,083	$909,721	$1,984,979	$1,780,686

Operating Costs and Expenses:
Cost of sales	287,305	259,791	562,463	502,970
Restaurant expenses	555,371	507,759	1,098,143	990,518
Depreciation and amortization	47,602	44,617	94,313	88,571
General and administrative	51,667	41,951	98,805	78,178
Restructure charges and other impairments	1,312	4,128	2,479	50,832
Total operating costs and expenses	943,257	858,246	1,856,203	1,711,069

Operating income	65,826	51,475	128,776	69,617

Interest expense	6,198	7,054	11,565	14,146
Other, net	(20)	1,093	(184)	1,535

Income before income tax (expense) benefit	59,648	43,328	117,395	53,936

Income tax (expense) benefit	(20,278)	(2,508)	(39,583)	2,560

Income from continuing operations	39,370	40,820	77,812	56,496

Income (loss) from discontinued operations, net of taxes	3,507	583	(3,181)	(1,184)

Net income	$42,877	$41,403	$74,631	$55,312

Basic net income per share:
Income from continuing operations	$0.46	$0.47	$0.90	$0.64
Income (loss) from discontinued operations	$0.04	$0.00	$(0.04)	$(0.02)
Net income per share	$0.50	$0.47	$0.86	$0.62

Diluted net income per share:
Income from continuing operations	$0.45	$0.44	$0.88	$0.60
Income (loss) from discontinued operations	$0.04	$0.00	$(0.04)	$(0.01)
Net income per share	$0.49	$0.44	$0.84	$0.59

Basic weighted average shares outstanding	85,980	87,505	86,909	88,633

Diluted weighted average shares outstanding	87,618	96,471	88,417	97,599

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	December 28, 2005	December 29, 2004

Cash Flows from Operating Activities:
Income from continuing operations	$77,812	$56,496
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	94,313	88,571
Restructure charges and other impairments	2,479	50,832
Stock-based compensation	19,166	1,243
Deferred income taxes	(16,387)	(598)
Gain on sale of assets	(3,570)	(4,305)
Amortization of deferred costs	778	3,651
Gain on extinguishment of debt	—	(1,750)
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	(26,382)	(18,851)
Inventories	10,777	(5,396)
Prepaid expenses and other	3,935	(169)
Other assets	21,488	(2,300)
Current income taxes	27,591	(37,128)
Accounts payable	14,350	(2,190)
Accrued liabilities	76,889	45,764
Other liabilities	(21,895)	17,280
Net cash provided by operating activities of continuing operations	281,344	191,150

Cash Flows from Investing Activities:
Payments for property and equipment	(164,227)	(159,118)
Payments for purchases of restaurants	(23,095)	—
Proceeds from sale of assets	11,745	25,332
Proceeds from sale of short-term investments	—	179,325
Net cash (used in) provided by investing activities of continuing operations	(175,577)	45,539

Cash Flows from Financing Activities:
Purchases of treasury stock	(167,047)	(162,893)
Net borrowings on credit facilities	68,500	—
Proceeds from issuances of treasury stock	18,268	21,793
Payment for dividends	(8,585)	—
Payments of long-term debt	(782)	(24,413)
Excess tax benefits from stock-based compensation	732	2,167
Net cash used in financing activities of continuing operations	(88,914)	(163,346)

Net cash provided by (used in) discontinued operations	1,184	(676)

Net change in cash and cash equivalents	18,037	72,667
Cash and cash equivalents at beginning of period	41,859	47,079
Cash and cash equivalents at end of period	$59,896	$119,746

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              BASIS OF PRESENTATION

The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of December 28, 2005 and June 29, 2005 and for the thirteen week and twenty-six week periods ended December 28, 2005 and December 29, 2004, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company owns, operates, or franchises various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), Maggiano’s Little Italy (“Maggiano’s”), On The Border Mexican Grill & Cantina (“On The Border”), and Corner Bakery Cafe (“Corner Bakery”).  In September 2005, the Company entered into an agreement to sell Corner Bakery.  As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

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

Effective June 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation for the first two quarters of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005.  Stock-based compensation totaled approximately $11.4 million and $632,000 for the second quarter of fiscal 2006 and 2005, respectively, and $19.2 million and $1.2 million for year-to-date fiscal 2006 and 2005, respectively.  The total income tax benefit related to stock-based compensation was approximately $2.5 million and $221,000 during the second quarter of fiscal 2006 and 2005, respectively, and $4.4 million and $435,000 for year-to-date fiscal 2006 and 2005, respectively.

Under APB 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranged from 2 to 4 years.  Upon adoption of SFAS 123R, the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach).  Had the Company used the fair value based accounting method for stock-based compensation prescribed by SFAS No. 123, the Company’s net income and earnings per share for the second quarter and year-to-date of fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Thirteen Week Period Ended December 29, 2004	Twenty-Six Week Period Ended December 29, 2004

Net income - as reported	$41,403	$55,312

Add: Reported stock-based compensation expense, net of taxes	411	808
Deduct: Fair value based compensation expense, net of taxes (1)	(5,105)	(9,831)

Net income - pro-forma (1)	$36,709	$46,289

Earnings per share:
Basic - as reported	$0.47	$0.62
Basic - pro-forma (1)	$0.42	$0.52

Diluted - as reported	$0.44	$0.59
Diluted - pro-forma (1)	$0.39	$0.50

(1)          If pro-forma expense had been derived using the non-substantive vesting period approach, total stock-based compensation for the second quarter and year-to-date of fiscal 2005 would have been $6.8 million, net of tax, and $10.3 million, net of tax, respectively.  Pro-forma net income for the second quarter and year-to-date of fiscal 2005 would have been $35.0 million and $45.8 million, respectively.  Additionally, basic pro-forma earnings per share for the second quarter and year-to-date of fiscal 2005 would have been $0.40 and $0.52, respectively.  Diluted pro-forma earnings per share for the second quarter and year-to-date of fiscal 2005 would have been $0.38 and $0.50, respectively.

(a)          Stock Options

Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 to 10 years.  Transactions during the first two quarters of fiscal 2006 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at June 29, 2005	9,177	$29.93
Granted	455	38.62
Exercised	(610)	25.90
Forfeited	(343)	32.65
Options outstanding at December 28, 2005	8,679	$30.56	7.22	$73,335

Options exercisable at December 28, 2005	4,608	$27.46	5.99	$53,231

The intrinsic value of options exercised totaled approximately $6.0 million and $7.2 million during the second quarter of fiscal 2006 and 2005, respectively, and $8.0 million and $14.4 million during the first two quarters of fiscal 2006 and 2005, respectively.  The weighted average fair values of stock option grants were $11.52 and $11.42 for the second quarter of fiscal 2006 and 2005, respectively, and $11.51 and $11.42 for year-to-date fiscal 2006 and 2005, respectively.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2005	December 29, 2004	December 28, 2005	December 29, 2004

Expected volatility	28.9%	31.2%	28.9%	31.2%
Risk-free interest rate	4.2%	3.4%	4.2%	3.4%
Expected lives	5 years	5 years	5 years	5 years
Dividend yield	1.1%	0.0%	1.1%	0.0%

Expected volatility and the expected life of stock options are based on historical experience.  The risk-free rate is based on the yield of a five-year Treasury Note.

(b)          Restricted Share Awards

In October 2005, the shareholders of the Company approved the Performance Share Plan and the Restricted Stock Unit Plan (the “Plans”).  The restricted share awards issued under the Plans represent a right to receive a certain number of shares of common stock upon satisfaction of performance goals or other specified metrics at the end of a three-year cycle.  Payouts made in common stock will be fully vested upon issuance.  The fair value of performance shares is determined on the date of grant based on a Monte Carlo simulation model and the fair value of restricted stock units is determined based on the Company’s closing stock price on the date of grant.  Expense related to performance shares and restricted stock units is recognized ratably over the three-year vesting period, or to the date on which retirement eligibility is achieved, if shorter.

Other restricted share awards include restricted stock and restricted stock units issued under the Company’s stock option and incentive plans.  Restricted share awards issued under the Company’s long-term incentive plans vest one-third per year beginning on the first or third anniversary of the date of grant, and restricted share awards issued to non-employee directors vest in full on the fourth anniversary of the date of grant.  The fair value of restricted share awards is based on the Company’s closing stock price on the date of grant.

Transactions during the first two quarters of fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award

Restricted share awards outstanding at June 29, 2005	137	$34.60
Granted	961	35.04
Vested	(74)	34.50
Forfeited	(28)	35.17
Restricted share awards outstanding at December 28, 2005	996	$35.02

At December 28, 2005, unrecognized compensation expense related to restricted share awards totaled approximately $24.9 million and will be recognized over a weighted average period of 3.3 years.

3.              EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method and convertible debt.  The Company had approximately 2.3 million and 2.6 million stock options outstanding at December 28, 2005 and December 29, 2004, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.  The components of basic and diluted earnings per share are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2005	December 29, 2004	December 28, 2005	December 29, 2004

Income from continuing operations (a)	$39,370	$40,820	$77,812	$56,496
Adjustment for interest on convertible debt, net of tax	—	1,182	—	2,325
Income from continuing operations, as adjusted (b)	$39,370	$42,002	$77,812	$58,821

Basic weighted average shares outstanding (c)	85,980	87,505	86,909	88,633
Dilutive effect of stock options	1,638	1,166	1,508	1,166
Dilutive effect of convertible debt	—	7,800	—	7,800
Diluted weighted average shares outstanding (d)	87,618	96,471	88,417	97,599
Basic earnings per share from continuing operations (a)/(c)	$0.46	$0.47	$0.90	$0.64
Diluted earnings per share from continuing operations (b)/(d)	$0.45	$0.44	$0.88	$0.60

4.              DISPOSITION OF CORNER BAKERY

In September 2005, the Company entered into an agreement to sell Corner Bakery.  The decision to sell the brand was a result of the Company’s continued focus on maximizing returns on investment.  As of December 28, 2005, the net assets to be sold totaled approximately $65.1 million and consisted primarily of property and equipment of $63.7 million, as well as liabilities of $7.4 million primarily associated with severance and selling costs that will be paid by the Company in connection with the disposition.  The sale was completed in February 2006.  The Company has reported the results of operations of Corner Bakery as discontinued operations which consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2005	December 29, 2004	December 28, 2005	December 29, 2004

Revenues	$47,565	$41,072	$91,940	$80,585

Income (loss) before income tax (expense) benefit from discontinued operations	$6,547	$930	$10,853	$(1,890)
Income tax (expense) benefit	(2,462)	(347)	(4,081)	706
Net income (loss) from discontinued operations	4,085	583	6,772	(1,184)

Loss on sale of Corner Bakery, net of taxes (1)	(578)	—	(9,953)	—
Income (loss) from discontinued operations	$3,507	$583	$(3,181)	$(1,184)

(1)          The sale of Corner Bakery is expected to result in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes.  The $10.0 million loss includes tax expense totaling $634,000.

5.              SHAREHOLDERS’ EQUITY

In August 2005, the Board of Directors authorized an increase in the stock repurchase plan of $150.0 million, bringing the total to $1,160.0 million.  Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 4.3 million shares of its common stock for $167.0 million during the first two quarters of fiscal 2006. As of December 28, 2005, approximately $108.1 million was available under the Company’s share repurchase authorizations.  The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other share-based awards.  The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

6.              SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the first two quarters of fiscal 2006 and 2005 is as follows (in thousands):

	December 28, 2005	December 29, 2004

Income taxes, net of refunds	$32,365	$32,294
Interest, net of amounts capitalized	13,434	11,652

Non-cash investing and financing activities for the first two quarters of fiscal 2006 and 2005 are as follows (in thousands):

	December 28, 2005	December 29, 2004

Retirement of fully depreciated assets	$39,734	$8,366
Restricted share awards issued, net of forfeitures	9,732	1,307
Capitalized straight-line rent	3,372	2,405
Net (decrease) increase in fair value of interest rate swaps	(4,946)	2,238

In the second quarter of fiscal 2006, the Company purchased certain assets and assumed certain liabilities in connection with the acquisition of restaurants.  The fair values of the assets and liabilities recorded at the date of acquisition are as follows (in thousands):

Property and equipment	$14,617
Goodwill	20,958
Other assets	4,732
Capital lease obligations	(16,123)
Other liabilities	(1,089)
Net cash paid	$23,095

The assets acquired and liabilities assumed are recorded at fair values as determined by management based upon information available.  The Company will finalize the allocation between goodwill and reacquired franchise rights (included in other assets) once information sufficient to complete the allocation is obtained.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.5%	28.6%	28.3%	28.2%
Restaurant expenses	55.0%	55.8%	55.3%	55.6%
Depreciation and amortization	4.7%	4.9%	4.8%	5.0%
General and administrative	5.2%	4.6%	5.0%	4.4%
Restructure charges and otherimpairments	0.1%	0.5%	0.1%	2.9%
Total operating costs and expenses	93.5%	94.4%	93.5%	96.1%

Operating income	6.5%	5.6%	6.5%	3.9%

Interest expense	0.6%	0.8%	0.6%	0.8%
Other, net	0.0%	0.1%	0.0%	0.1%

Income before income tax (expense) benefit	5.9%	4.7%	5.9%	3.0%

Income tax (expense) benefit	(2.0)%	(0.3)%	(2.0)%	0.2%

Income from continuing operations	3.9%	4.4%	3.9%	3.2%

Income (loss) from discontinued operations, net of taxes	0.3%	0.1%	(0.1)%	(0.1)%

Net income	4.2%	4.5%	3.8%	3.1%

The following table details the number of restaurant openings during the second quarter and year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2006.

	Second Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Second Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2005	2006	2005	2006	2005	2006
Chili’s:
Company-owned	23	23	45	37	867	780	97-100
Franchised	8	4	18	11	263	243	25-30
Total	31	27	63	48	1,130	1,023	122-130

Macaroni Grill:
Company-owned	—	3	4	8	224	214	6-7
Franchised	1	4	1	4	14	13	4-5
Total	1	7	5	12	238	227	10-12

Maggiano’s	2	2	4	4	37	32	4-5

On The Border:
Company-owned	4	1	6	2	122	113	6-8
Franchised	—	—	1	—	19	18	3-4
Total	4	1	7	2	141	131	9-12

Corner Bakery:
Company-owned	1	—	4	1	89	83	7-9
Franchised	—	—	—	—	3	3	0-1
Total	1	—	4	1	92	86	7-10

Big Bowl	—	—	—	—	—	9	—

Grand Total	39	37	83	67	1,638	1,508	152-169

OVERVIEW

At December 28, 2005, the Company owned, operated, franchised, or was involved in the ownership of 1,638 restaurants.  The Company intends to continue the expansion of its restaurant brands by opening units in strategically desirable markets. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company’s restaurant brands. The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

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

Revenues for the third quarter of fiscal 2006 are estimated to increase by approximately 11% compared to the same quarter in fiscal 2005.  Cost of sales, as a percent of revenues, is estimated to be 0.2% lower than last year primarily due to favorable commodity costs.  Excluding incremental stock-based compensation and refranchising gains, restaurant expenses are estimated to be 0.3% lower than last year primarily driven by an increase in sales leverage and labor efficiencies, partially offset by higher utility and advertising costs.  Excluding incremental stock-based compensation, general and administrative expenses are expected to be higher due to higher performance based expenses compared to the same quarter in fiscal 2005.  Excluding incremental stock-based compensation, the effective tax rate from continuing operations during the third quarter is estimated to be 32.2%.

REVENUES

Revenues for the second quarter of fiscal 2006 increased to $1,009.1 million, 10.9% over the $909.7 million generated for the same quarter of fiscal 2005. Revenues for the twenty-six week period ended December 28, 2005 rose 11.5% to $1,985.0 million from the $1,780.7 million generated for the same period of fiscal 2005.  The increases were primarily attributable to a net increase of 102 company-owned restaurants since December 29, 2004 and an increase in comparable store sales. The Company increased its capacity for the second quarter and year-to-date of fiscal 2006 by 7.1% compared to the respective prior year periods. Comparable store sales increased 2.2% and 2.9% for the second quarter and year-to-date, respectively, from the same periods of fiscal 2005.  Menu prices in the aggregate increased 2.7% for year-to-date fiscal 2006 as compared to fiscal 2005.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased 0.1% for the second quarter of fiscal 2006 as compared to the same period of fiscal 2005.  The decrease was due to a 0.8% increase in menu prices and a 0.2% decrease in commodity prices for produce, partially offset by a 0.9% unfavorable product mix shift for meat and seafood.  Cost of sales, as a percent of revenues, increased 0.1% for year-to-date fiscal 2006 as compared to the same period of fiscal 2005.  The increase was due to a 0.9% unfavorable product mix shift for meat and seafood and a 0.2% increase in commodity prices for meat and seafood, partially offset by a 0.8% increase in menu prices and a 0.2% decrease in commodity prices for produce.

Restaurant expenses, as a percent of revenues, decreased 0.8% and 0.3% for the second quarter and year-to-date fiscal 2006, respectively, as compared to the same periods of fiscal 2005.  The decreases were primarily due to the $17.3 million FICA tax assessment recorded in the second quarter of fiscal 2005 and an increase in sales leverage.  These decreases were partially offset by increases in utility costs, stock-based compensation, and advertising.

Depreciation and amortization increased $3.0 million and $5.7 million for the second quarter and year-to-date fiscal 2006, respectively, as compared to the same periods of fiscal 2005.  The increases in depreciation expense were due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to store closures and a declining depreciable asset base for older units.

General and administrative expenses increased $9.7 million and $20.6 million for the second quarter and year-to-date fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The increases were primarily due to an increase in incentive and stock-based compensation.

Restructure charges and other impairments recorded during the second quarter and year-to-date of fiscal 2006 consist of charges associated with closed stores.  Restructure charges and other impairments recorded during the second quarter of fiscal 2005 include a $4.8 million charge associated with the disposition of Big Bowl Asian Kitchen (“Big Bowl”), a $1.0 million charge for an existing lease obligation associated with a sub-lease, and a $1.7 million gain associated with closed restaurants.  Restructure charges and other impairments recorded year-to-date fiscal 2005 include the charges previously mentioned, a $31.2 million impairment charge resulting from the decision to dispose of Big Bowl during the first quarter, a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish Seafood Grill, and a $1.4 million gain associated with closed restaurants.

Interest expense decreased $856,000 and $2.6 million for the second quarter and year-to-date fiscal 2006, respectively, as compared to the same periods of fiscal 2005.  The decreases were primarily due to the redemption of the convertible senior debentures and the payment of the remaining principal balance on the senior notes in fiscal 2005, partially offset by increased average borrowings on the Company’s lines-of-credit.

INCOME TAXES

The Company’s effective income tax rate related to continuing operations increased to 34.0% from 5.8% for the second quarter of fiscal 2006 and to an expense of 33.7% from a benefit of 4.7% for year-to-date fiscal 2006 as compared to the same periods of fiscal 2005. The increases in the tax rates were partially due to stock-based compensation related to incentive stock options, which is not deductible until exercised.  The increase during the second quarter was also attributable to the income tax benefit of approximately $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid as a result of the IRS resolution in the second quarter of fiscal 2005.  The year-to-date increase in the tax rate was also attributable to the disposition of Big Bowl in the first quarter of fiscal 2005, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $206.3 million at December 28, 2005 from $117.0 million at June 29, 2005, primarily due to purchases of treasury stock.  Net cash provided by operating activities of continuing operations increased to $281.3 million for the first two quarters of fiscal 2006 from $191.2 million during the same period in fiscal 2005 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $164.2 million for the first two quarters of fiscal 2006 compared to $159.1 million for the same period of fiscal 2005.  The Company estimates that its capital expenditures for continuing operations during the third quarter of fiscal 2006 will approximate $99.0 million.  These capital expenditures will be funded entirely from operations and existing credit facilities.

In the second quarter of fiscal 2006, the Company acquired sixteen restaurants from its franchise partners for approximately $23.1 million.

In February 2006, the Company completed the sale of Corner Bakery for gross cash proceeds of $72.5 million.  Additionally, the Company sold six Chili’s restaurants to a franchise partner for cash proceeds of $14.6 million during the third quarter of fiscal 2006.

In September 2005, the Company announced the declaration of its first quarterly dividend to common stock shareholders in the amount of $0.10 per share.  The dividend was paid in December 2005 and totaled approximately $8.6 million.

In August 2005, the Board of Directors authorized an increase in the stock repurchase plan of $150.0 million, bringing the total to $1,160.0 million.  Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 4.3 million shares of its common stock for $167.0 million during the first two quarters of fiscal 2006. As of December 28, 2005, approximately $108.1 million was available under the Company’s share repurchase authorizations.  The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other share-based awards.  The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

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

Item 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures [as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)], as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective by making known to them in a timely manner material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended December 28, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2006 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
September 29, 2005 through November 2, 2005	155,500	$37.93	$130,069
November 3, 2005 through November 30, 2005	228,100	$38.10	$121,370
December 1, 2005 through December 28, 2005	351,400	$37.82	$108,066
	735,000	$37.93

(a)          All of the shares purchased during the second quarter of fiscal 2006 were purchased as part of the publicly announced programs described in part I of this report.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Proxy Statement dated September 9, 2005 for the Annual Meeting of Shareholders held on October 20, 2005, as filed with the Securities and Exchange Commission on September 9, 2005, is incorporated herein by reference.

(a)          The Annual Meeting of Shareholders of the Company was held on October 20, 2005.

(b)         Each of the management’s nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

Douglas H. Brooks	74,281,557	3,477,798
Robert M. Gates	77,286,733	472,622
Marvin J. Girouard	75,155,477	2,603,878
Ronald Kirk	77,330,164	429,191
George R. Mrkonic	75,151,704	2,607,651
Erle Nye	70,985,433	6,773,922
James E. Oesterreicher	72,098,979	5,660,376
Rosendo G. Parra	77,290,744	468,610
Cece Smith	75,156,781	2,602,574

(c)          The following matters were also voted upon at the meeting and approved by the shareholders:

(i)                                     proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2006

Votes For	77,077,841
Votes Against	666,974
Votes Abstained	14,539

(ii)                                  proposal to amend the Stock Option and Incentive Plan

Votes For	43,309,378
Votes Against	28,706,839
Votes Abstained	52,981

(iii)                               proposal to amend the 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants

Votes For	52,601,151
Votes Against	19,412,793
Votes Abstained	55,255

(iv)                              proposal to approve the Performance Share Plan

Votes For	58,584,633
Votes Against	13,407,757
Votes Abstained	76,808

(v)                                 proposal to approve the Restricted Stock Unit Plan

Votes For	57,322,226
Votes Against	14,654,749
Votes Abstained	92,223

(vi)                              proposal to re-approve the Profit Sharing Plan

Votes For	73,925,409
Votes Against	3,788,399
Votes Abstained	45,546

Item 6.           EXHIBITS

10(a)	The Company’s Stock Option and Incentive Plan.

10(b)	The Company’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: February 6, 2006	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2006	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)