Form 10-Q
period 2006-03-29
BRINKER INTERNATIONAL INC
filed 2006-05-08
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common Stock, $0.10 par value	84,808,535 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 29, 2006	June 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,941	$41,859
Accounts receivable	50,252	43,592
Inventories	42,055	48,647
Prepaid expenses and other	79,371	77,069
Deferred income taxes	9,252	21,956
Current assets of discontinued operations	—	79,842
Total current assets	234,871	312,965
Property and Equipment, at Cost:
Land	281,767	284,885
Buildings and leasehold improvements	1,673,014	1,507,587
Furniture and equipment	729,470	697,352
Construction-in-progress	73,887	81,622
	2,758,138	2,571,446
Less accumulated depreciation and amortization	(1,008,572)	(924,980)
Net property and equipment	1,749,566	1,646,466
Other Assets:
Goodwill	145,193	124,749
Other	44,808	71,944
Total other assets	190,001	196,693
Total assets	$2,174,438	$2,156,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,237	$1,805
Accounts payable	153,082	133,096
Accrued liabilities	309,416	261,924
Income taxes payable	60,462	22,739
Current liabilities of discontinued operations	—	10,400
Total current liabilities	525,197	429,964
Long-term debt, less current installments	437,147	406,505
Deferred income taxes	19,461	56,189
Other liabilities	144,400	163,184

Contingencies (Note 7)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 117,499,541 shares issued and 84,867,222 shares outstanding at March 29, 2006, and 117,499,541 shares issued and 89,182,804 shares outstanding at June 29, 2005	11,750	11,750
Additional paid-in capital	392,926	369,813
Accumulated other comprehensive income	767	700
Retained earnings	1,544,072	1,421,866
	1,949,515	1,804,129
Less:
Treasury stock, at cost (32,632,319 shares at March 29, 2006 and 28,316,737 shares at June 29, 2005)	(901,282)	(703,847)
Total shareholders’ equity	1,048,233	1,100,282
Total liabilities and shareholders’ equity	$2,174,438	$2,156,124

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2006	March 30, 2005	March 29, 2006	March 30, 2005

Revenues	$1,092,790	$970,452	$3,077,769	$2,751,138

Operating Costs and Expenses:
Cost of sales	307,205	275,699	869,668	778,669
Restaurant expenses	587,950	529,665	1,686,093	1,520,183
Depreciation and amortization	48,357	45,219	142,670	133,790
General and administrative	53,735	32,573	152,540	110,751
Restructure charges and other impairments	(529)	350	1,950	51,182
Total operating costs and expenses	996,718	883,506	2,852,921	2,594,575

Operating income	96,072	86,946	224,848	156,563

Interest expense	5,630	5,920	17,195	20,066
Other, net	(939)	77	(1,123)	1,612

Income before provision for income taxes	91,381	80,949	208,776	134,885

Provision for income taxes	28,250	26,046	67,833	23,486

Income from continuing operations	63,131	54,903	140,943	111,399

Income (loss) from discontinued operations, net of taxes	1,626	241	(1,555)	(943)

Net income	$64,757	$55,144	$139,388	$110,456

Basic net income per share:
Income from continuing operations	$0.74	$0.62	$1.63	$1.26
Income (loss) from discontinued operations	$0.02	$0.01	$(0.02)	$(0.01)
Net income per share	$0.76	$0.63	$1.61	$1.25

Diluted net income per share:
Income from continuing operations	$0.73	$0.60	$1.60	$1.19
Income (loss) from discontinued operations	$0.02	$0.00	$(0.01)	$(0.01)
Net income per share	$0.75	$0.60	$1.59	$1.18

Basic weighted average shares outstanding	85,245	88,109	86,332	88,458

Diluted weighted average shares outstanding	86,788	91,769	87,852	95,621

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	March 29, 2006	March 30, 2005

Cash Flows from Operating Activities:
Net income	$139,388	$110,456
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	142,670	133,790
Restructure charges and other impairments	1,950	51,182
Stock-based compensation	25,872	1,434
Deferred income taxes	(22,385)	(3,696)
Gain on sale of assets	(10,563)	(6,314)
Amortization of deferred costs	915	4,000
Loss from discontinued operations, net of taxes	1,555	943
Gain on extinguishment of debt	—	(1,750)
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	(6,660)	768
Inventories	6,924	(9,824)
Prepaid expenses and other	1,702	(685)
Other assets	20,287	(2,592)
Current income taxes	35,689	(13,790)
Accounts payable	19,986	19,488
Accrued liabilities	47,187	19,142
Other liabilities	(13,635)	14,775
Net cash provided by operating activities of continuing operations	390,882	317,327

Cash Flows from Investing Activities:
Payments for property and equipment	(253,559)	(237,138)
Proceeds from sale of assets	29,962	38,928
Payments for purchases of restaurants	(23,095)	—
Proceeds from disposition of equity method investee	1,101	—
Proceeds from sale of short-term investments	—	179,325
Net cash used in investing activities of continuing operations	(245,591)	(18,885)

Cash Flows from Financing Activities:
Purchases of treasury stock	(252,454)	(162,893)
Proceeds from issuances of treasury stock	51,113	54,946
Payment for dividends	(17,058)	—
Net borrowings on credit facilities	16,450	92,700
Excess tax benefits from stock-based compensation	2,034	5,150
Payments on long-term debt	(1,181)	(286,868)
Net cash used in financing activities of continuing operations	(201,096)	(296,965)

Cash Flows from Discontinued Operations (Revised – Note 1):
Net cash provided by operating activities of discontinued operations	5,042	6,570
Net cash provided by (used in) investing activities of discontinued operations	62,845	(6,914)
Net cash provided by (used in) discontinued operations	67,887	(344)

Net change in cash and cash equivalents	12,082	1,133
Cash and cash equivalents at beginning of period	41,859	47,079
Cash and cash equivalents at end of period	$53,941	$48,212

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              BASIS OF PRESENTATION

The consolidated financial statements of Brinker International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of March 29, 2006 and June 29, 2005 and for the thirteen week and thirty-nine week periods ended March 29, 2006 and March 30, 2005, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company owns, operates, or franchises various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), Maggiano’s Little Italy (“Maggiano’s”), and On The Border Mexican Grill & Cantina (“On The Border”). In September 2005, the Company entered into an agreement to sell Corner Bakery Cafe (“Corner Bakery”). The sale of the brand was completed in February 2006. As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

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

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2006 classifications. The Company has also revised its statements of cash flows for the thirty-nine week periods ended March 29, 2006 and March 30, 2005 to separately disclose the operating and investing cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount. These changes have no effect on the Company’s net income or financial position as previously reported.

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

Effective June 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first three quarters of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005. Stock-based compensation totaled approximately $6.7 million and $191,000 for the third quarter of fiscal 2006 and 2005, respectively, and $25.9 million and $1.4 million for year-to-date fiscal 2006 and 2005, respectively. The total income tax benefit related to stock-based compensation was approximately $1.6 million and $67,000 during the third quarter of fiscal 2006 and 2005, respectively, and $6.0 million and $502,000 for year-to-date fiscal 2006 and 2005, respectively.

Under APB 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranged from 2 to 4 years. Upon adoption of SFAS 123R, the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had the Company used the fair value based accounting method for stock-based compensation prescribed by SFAS No. 123, the Company’s net income and earnings per share for the third quarter and year-to-date of fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Thirteen Week Period Ended March 30, 2005	Thirty-Nine Week Period Ended March 30, 2005

Net income - as reported	$55,144	$110,456

Add: Reported stock-based compensation expense, net of taxes	124	932
Deduct: Fair value based compensation expense, net of taxes (1)	(4,620)	(14,450)

Net income – pro-forma (1)	$50,648	$96,938

Earnings per share:
Basic – as reported	$0.63	$1.25
Basic – pro-forma (1)	$0.57	$1.10

Diluted – as reported	$0.60	$1.18
Diluted – pro-forma (1)	$0.56	$1.05

(1)          If pro-forma expense had been derived using the non-substantive vesting period approach, total stock-based compensation (net of taxes) for the third quarter and year-to-date of fiscal 2005 would have been $3.7 million and $14.0 million, respectively. Pro-forma net income for the third quarter and year-to-date of fiscal 2005 would have been $51.6 million and $97.4 million, respectively. Additionally, basic pro-forma earnings per share for the third quarter and year-to-date of fiscal 2005 would have been $0.59 and $1.10, respectively. Diluted pro-forma earnings per share for the third quarter and year-to-date of fiscal 2005 would have been $0.57 and $1.05, respectively.

(a)          Stock Options

Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 to 10 years. Transactions during the first three quarters of fiscal 2006 were as follows (in thousands, except option prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at June 29, 2005	9,177	$29.93
Granted	503	38.61
Exercised	(1,752)	27.79
Forfeited	(665)	32.98
Options outstanding at March 29, 2006	7,263	$30.77	6.93	$81,291

Options exercisable at March 29, 2006	3,521	$27.18	5.63	$52,063

The intrinsic value of options exercised totaled approximately $14.4 million and $19.0 million during the third quarter of fiscal 2006 and 2005, respectively, and $22.3 million and $33.4 million during the first three quarters of fiscal 2006 and 2005, respectively. The weighted average fair values of stock option grants were $11.11 and $12.47 for the third quarter of fiscal 2006 and 2005, respectively, and $11.47 for year-to-date fiscal 2006 and 2005.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2006	March 30, 2005	March 29, 2006	March 30, 2005

Expected volatility	27.7%	31.3%	28.8%	31.3%
Risk-free interest rate	4.2%	3.7%	4.2%	3.4%
Expected lives	5 years	5 years	5 years	5 years
Dividend yield	1.1%	0.0%	1.1%	0.0%

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

Transactions during the first three quarters of fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award

Restricted share awards outstanding at June 29, 2005	137	$34.60
Granted	1,003	35.09
Vested	(77)	34.34
Forfeited	(95)	35.46
Restricted share awards outstanding at March 29, 2006	968	$35.05

At March 29, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $23.2 million and will be recognized over a weighted average period of 3.1 years.

3.              EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method and convertible debt. The Company had approximately 563,000 and 73,000 stock options outstanding at March 29, 2006 and March 30, 2005, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive. The components of basic and diluted earnings per share are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2006	March 30, 2005	March 29, 2006	March 30, 2005

Income from continuing operations (a)	$63,131	$54,903	$140,943	$111,399
Adjustment for interest on convertible debt, net of taxes	—	325	—	2,650
Income from continuing operations, as adjusted (b)	$63,131	$55,228	$140,943	$114,049

Basic weighted average shares outstanding (c)	85,245	88,109	86,332	88,458
Dilutive effect of stock options	1,543	1,445	1,520	1,253
Dilutive effect of convertible debt	—	2,215	—	5,910
Diluted weighted average shares outstanding (d)	86,788	91,769	87,852	95,621
Basic earnings per share from continuing operations (a)/(c)	$0.74	$0.62	$1.63	$1.26
Diluted earnings per share from continuing operations (b)/(d)	$0.73	$0.60	$1.60	$1.19

4.              DISPOSITION OF CORNER BAKERY

In September 2005, the Company entered into an agreement to sell Corner Bakery. The decision to sell the brand was a result of the Company’s continued focus on maximizing returns on investment. The sale of the brand was completed in February 2006. The Company has reported the results of operations of Corner Bakery as discontinued operations which consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2006	March 30, 2005	March 29, 2006	March 30, 2005

Revenues	$16,992	$39,077	$108,932	$119,662

Income (loss) before income tax (expense) benefit from discontinued operations	$2,208	$384	$13,061	$(1,506)
Income tax (expense) benefit	(830)	(143)	(4,911)	563
Net income (loss) from discontinued operations	1,378	241	8,150	(943)

Gain (loss) on sale of Corner Bakery, net of taxes (1)	248	—	(9,705)	—
Income (loss) from discontinued operations	$1,626	$241	$(1,555)	$(943)

(1)          The sale of Corner Bakery resulted in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes. The $9.7 million loss includes tax expense totaling $784,000.

5.              SHAREHOLDERS’ EQUITY

The Board of Directors authorized increases in the stock repurchase plan of $150.0 million in August 2005 and February 2006, bringing the total to $1,310.0 million. Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 6.4 million shares of its common stock for $252.5 million during the first three quarters of fiscal 2006. As of March 29, 2006, approximately $172.7 million was available under the Company’s share repurchase authorizations. The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other share-based awards. The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs. The repurchased common stock is reflected as a reduction of shareholders’ equity.

6.              SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the first three quarters of fiscal 2006 and 2005 is as follows (in thousands):

	March 29, 2006	March 30, 2005

Income taxes, net of refunds	$58,194	$35,262
Interest, net of amounts capitalized	12,516	12,519

Non-cash investing and financing activities for the first three quarters of fiscal 2006 and 2005 are as follows (in thousands):

	March 29, 2006	March 30, 2005

Retirement of fully depreciated assets	$43,977	$13,594
Restricted share awards issued, net of forfeitures	9,937	1,408
Decrease in fair value of interest rate swaps	8,400	345
Capitalized straight-line rent	3,372	4,010
Conversion of debt into common stock	—	10,796

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

7.              CONTINGENCIES

As of March 29, 2006, the Company guaranteed lease payments totaling $81.8 million as a result of the sale of certain brands and the sale of restaurants to franchise partners. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2006 through fiscal 2017. The Company remains secondarily liable for the leases; however, no liability has been recorded as the likelihood of the buyers defaulting on the leases is considered negligible.

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

	Thirteen Week Periods Ended			Thirty-Nine Week Periods Ended
	March 29, 2006		March 30, 2005	March 29, 2006		March 30, 2005

Revenues	100.0%		100.0%	100.0%		100.0%
Operating Costs and Expenses:
Cost of sales	28.1%		28.4%	28.3%		28.3%
Restaurant expenses	53.8%		54.6%	54.8%		55.2%
Depreciation and amortization	4.4%		4.7%	4.6%		4.9%
General and administrative	4.9%		3.4%	4.9%		4.0%
Restructure charges and other impairments	0.0%		0.0%	0.1%		1.9%
Total operating costs and expenses	91.2%		91.1%	92.7%		94.3%

Operating income	8.8%		8.9%	7.3%		5.7%

Interest expense	0.5%		0.6%	0.5%		0.7%
Other, net	(0.1%	)	0.0%	0.0%		0.1%

Income before provision for income taxes	8.4%		8.3%	6.8%		4.9%

Provision for income taxes	2.6%		2.7%	2.2%		0.9%

Income from continuing operations	5.8%		5.6%	4.6%		4.0%

Income (loss) from discontinued operations, net of taxes	0.1%		0.0%	(0.1%	)	0.0%

Net income	5.9%		5.6%	4.5%		4.0%

The following table details the number of restaurant openings during the third quarter and year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2006.

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005	Fiscal 2006
Chili’s:
Company-owned	25	20	70	57	884	793	97-100
Franchised	8	10	26	21	277	258	25-30
Total	33	30	96	78	1,161	1,051	122-130

Macaroni Grill:
Company-owned	3	6	7	14	226	219	6-7
Franchised	—	—	1	4	14	13	4-5
Total	3	6	8	18	240	232	10-12

Maggiano’s	—	1	4	5	37	33	4-5

On The Border:
Company-owned	1	2	7	4	121	115	6-8
Franchised	—	—	1	—	21	18	1-2
Total	1	2	8	4	142	133	7-10

Corner Bakery:
Company-owned	2	1	6	2	—	84	—
Franchised	—	—	—	—	—	3	—
Total	2	1	6	2	—	87	—

Grand Total	39	40	122	107	1,580	1,536	143-157

At March 29, 2006, the Company owned the land and buildings for 311 of the 1,268 company-owned restaurants. The net book value of the land and buildings associated with these restaurants totaled $268.8 million and $271.4 million, respectively.

OVERVIEW

At March 29, 2006, the Company owned, operated, or franchised 1,580 restaurants. The Company intends to continue the expansion of its restaurant brands by opening units in strategically desirable markets. The Company considers the restaurant site selection process critical to its long-term success and devotes significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The Company intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports, kiosks and food courts) that can adequately support any of the Company’s restaurant brands. The specific rate at which the Company is able to open new restaurants is determined by its success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by its capacity to supervise construction and recruit and train management personnel.

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

Revenues for the fourth quarter of fiscal 2006 are estimated to increase by 9% to 10% compared to the same quarter in fiscal 2005. Cost of sales, as a percent of revenues, is estimated to be 0.2% lower than last year primarily due to favorable commodity costs. Excluding refranchising gains and the 0.2% impact of incremental stock-based compensation, restaurant expenses are estimated to be 0.8% to 1.0% higher than last year primarily driven by higher advertising and utility costs, partially offset by improved labor costs. General and administrative expenses, excluding the 0.4% impact of incremental stock-based compensation, are expected to be 0.3% higher due to higher performance-based compensation that was not paid in the prior year. Excluding refranchising gains and incremental stock-based compensation, the effective tax rate from continuing operations for the fourth quarter is estimated to be 32.0%.

REVENUES

Revenues for the third quarter of fiscal 2006 increased to $1,092.8 million, 12.6% over the $970.5 million generated for the same quarter of fiscal 2005. Revenues for the thirty-nine week period ended March 29, 2006 rose 11.9% to $3,077.8 million from the $2,751.1 million generated for the same period of fiscal 2005. The increases were primarily attributable to a net increase of 108 company-owned restaurants (excluding Corner Bakery) since March 30, 2005 and an increase in comparable store sales. The Company increased its capacity for the third quarter and year-to-date of fiscal 2006 by 7.4% and 7.2%, respectively, compared to the respective prior year periods. Comparable store sales increased 2.7% and 2.8% for the third quarter and year-to-date, respectively, from the same periods of fiscal 2005. Menu prices in the aggregate increased 2.9% for year-to-date fiscal 2006 as compared to fiscal 2005.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased 0.3% for the third quarter of fiscal 2006 as compared to the same period of fiscal 2005. The decrease was due to a 0.9% increase in menu prices and a 0.4% favorable product mix shift for poultry, partially offset by a 0.8% unfavorable product mix shift for meat and seafood and a 0.2% increase in commodity prices for produce. Cost of sales, as a percent of revenues, remained flat for year-to-date fiscal 2006 as compared to the same period of fiscal 2005. Unfavorable product mix shifts and increases in commodity prices for meat and seafood of 0.9% and 0.1%, respectively, were offset by a 0.9% increase in menu prices and a 0.1% favorable product mix shift for poultry.

Restaurant expenses, as a percent of revenues, decreased 0.8% and 0.4% for the third quarter and year-to-date of fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The decreases were primarily due to a net refranchising gain of $7.0 million recorded in the third quarter of fiscal 2006, increases in sales leverage and productivity, and a reduction in repair and maintenance expenses. The decreases were partially offset by increases in utility costs, stock-based compensation and a $2.0 million refranchising gain recorded in the third quarter of fiscal 2005. The decrease in year-to-date fiscal 2006 was also attributable to the $17.3 million FICA tax assessment recorded in the second quarter of fiscal 2005, partially offset by refranchising and other gains totaling $9.1 million recorded year-to-date fiscal 2005.

Depreciation and amortization increased $3.1 million and $8.9 million for the third quarter and year-to-date of fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The increases in depreciation expense were due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to store closures and dispositions and a declining depreciable asset base for older units.

General and administrative expenses increased $21.2 million and $41.8 million for the third quarter and year-to-date fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The increases were primarily due to an increase in performance-based compensation that was not paid in the prior year and stock-based compensation.

Restructure charges and other impairments recorded during the third quarter and year-to-date of fiscal 2006 consist of a $1.1 million gain related to the final disposition of the Company’s interest in Rockfish Seafood Grill (“Rockfish”), offset by net charges associated with closed restaurants and asset impairments. Restructure charges and other impairments recorded year-to-date fiscal 2005 include a $36.0 million charge related to the disposition of Big Bowl Asian Kitchen (“Big Bowl”), a $16.9 million charge to fully impair the investment and notes receivable associated with Rockfish, a $1.0 million charge for an existing lease obligation associated with a sub-lease, and a $3.1 million gain associated with closed restaurants.

Interest expense decreased $290,000 and $2.9 million for the third quarter and year-to-date of fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The decreases were primarily due to the redemption of the convertible senior debentures and the payment of the remaining principal balance on the senior notes in fiscal 2005, partially offset by increased average borrowings and interest rates on the Company’s lines-of-credit.

INCOME TAXES

The Company’s effective income tax rate related to continuing operations decreased to 30.9% from 32.2% for the third quarter of fiscal 2006 and increased to 32.5% from 17.4% for year-to-date fiscal 2006 as compared to the same periods of fiscal 2005. The decrease during the third quarter was due to a $1.6 million tax benefit associated with the final disposition of the Company’s interest in Rockfish, partially offset by stock-based compensation related to incentive stock options that are deductible when exercised. The year-to-date increase was primarily attributable to the income tax benefit of $16.9 million, consisting primarily of federal income tax credits related to the additional FICA taxes paid as a result of the IRS resolution in the second quarter of fiscal 2005, the disposition of Big Bowl in the first quarter of fiscal 2005, which allowed the Company to take tax deductions for goodwill impairment charges totaling $48.6 million, and stock-based compensation related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $290.3 million at March 29, 2006 from $117.0 million at June 29, 2005, primarily due to purchases of treasury stock. Net cash provided by operating activities of continuing operations increased to $390.9 million for the first three quarters of fiscal 2006 from $317.3 million during the same period in fiscal 2005 due to increased profitability and the timing of operational receipts and payments. The Company believes that its various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $253.6 million for the first three quarters of fiscal 2006 compared to $237.1 million for the same period of fiscal 2005. The Company estimates that its capital expenditures during the fourth quarter of fiscal 2006 will approximate $100.0 million and will be funded entirely from operations and existing credit facilities.

The Company completed the sale of Corner Bakery in February 2006 for gross cash proceeds of $72.5 million. Additionally, the Company sold six Chili’s restaurants and two On The Border restaurants to franchise partners for cash proceeds of $19.0 million during the third quarter of fiscal 2006.

In the second quarter of fiscal 2006, the Company acquired sixteen restaurants from its franchise partners for approximately $23.1 million.

In February 2006, the Company announced the declaration of a dividend to common stock shareholders in the amount of $0.10 per share. The dividend was paid in March 2006, bringing total dividends paid during the first three quarters of fiscal 2006 to $17.1 million.

The Board of Directors authorized increases in the stock repurchase plan of $150.0 million in August 2005 and February 2006, bringing the total to $1,310.0 million. Pursuant to the Company’s stock repurchase plan, the Company repurchased approximately 6.4 million shares of its common stock for $252.5 million during the first three quarters of fiscal 2006. As of March 29, 2006, approximately $172.7 million was available under the Company’s share repurchase authorizations. The Company’s stock repurchase plan will be used to minimize the dilutive impact of stock options and other share-based awards. The Company will consider additional share repurchases based on several factors, including the Company’s cash position, share price, operational liquidity, and planned investment and financing needs. The repurchased common stock is reflected as a reduction of shareholders’ equity.

The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the expansion of its business.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 29, 2005, the Company adopted Financial Accounting Standards Board Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”), which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Previously, the Company capitalized these costs. Rent expense for the third quarter of fiscal 2006 increased $1.4 million ($887,000 after taxes) and is estimated to increase $2.0 to $2.5 million ($1.2 to $1.6 million after taxes) for the fourth quarter of fiscal 2006 as a result of FSP 13-1.

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

There were no changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control during the quarter ended March 29, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The restaurant business is highly competitive with respect to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes and behaviors, economic conditions, population and traffic patterns. The Company competes within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

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

Other risk factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements include, without limitation, changes in economic conditions, consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, and weather and other acts of God.

PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to the Company’s consolidated financial statements set forth in Part I of this report.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2006 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
December 29, 2005 through February 1, 2006	581,100	$39.20	$85,262
February 2, 2006 through March 1, 2006	1,414,700	$41.27	$176,825
March 2, 2006 through March 29, 2006	100,000	$41.63	$172,659
	2,095,800	$40.72

(a)          All of the shares purchased during the third quarter of fiscal 2006 were purchased as part of the publicly announced programs described in part I of this report.

Item 6.           EXHIBITS

10(a)	The Company’s Performance Share Plan Description.

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: May 8, 2006	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2006	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)