Form 10-K
period 2006-06-28
BRINKER INTERNATIONAL INC
filed 2006-08-23
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2006	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,
including area code (972) 980-9917

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, $0.10 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,189,036,212.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2006
Common Stock, $0.10 par value	82,716,539 shares

DOCUMENTS INCORPORATED BY REFERENCE

We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 28, 2006 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 2, 2006, to be dated on or about September 8, 2006, into Part III hereof, to the extent indicated herein.

PART I

Item 1.                        BUSINESS.

General

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

We own, develop, operate and franchise the Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), Maggiano’s Little Italy (“Maggiano’s”), and On The Border Mexican Grill & Cantina (“On The Border”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisitions of Macaroni Grill in November 1989, On The Border in May 1994, and Maggiano’s in August 1995.

Restaurant Brands

Chili’s Grill & Bar

Chili’s is a full-service restaurant, featuring a casual atmosphere and a varied menu of chicken, beef, pork and seafood entrees, steaks, fajitas, sandwiches, salads, appetizers, desserts, and our legendary Big Mouth Burgers and Baby Back Ribs. All of our menu items are prepared fresh daily according to special Chili’s recipes. At most of our Chili’s restaurants we have a full-service Margarita Bar serving alcohol, with a variety of specialty margaritas, including our signature drink, the Presidente Margarita. We place emphasis on serving substantial portions of fresh, flavorful, and high quality food at modest prices. Chili’s also offers the convenience of a To-Go menu and To-Go entrance in most locations.

Our Chili’s restaurants feature quick, efficient and friendly table service. Our service is designed to minimize customer waiting time and aid in table turnover. The average turnover time per table is approximately 45 minutes. Our Chili’s team members are dressed casually in jeans, knit shirts or t-shirts, and aprons to reinforce the casual, informal environment. The décor of a Chili’s restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia.

During the year ending June 28, 2006, entrée selections ranged in menu price from $5.99 to $15.49, with the average revenue per meal, including alcoholic beverages, approximating $12.18 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.3% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.7%. Our average annual sales volume per Chili’s restaurant was $3.2 million for this same year.

Romano’s Macaroni Grill

Macaroni Grill is an exciting, national casual Italian restaurant that ignites the senses. Guests enjoy our culinary masterpieces inspired by the Italian passion and culinary heritage of Macaroni Grill. Menu selections include signature pastas, grilled steak, seafood, salads and delicious desserts—all prepared by talented chefs in open kitchens. Our Macaroni Grill restaurants feature brick ovens, festive string lights, fresh gladiolus, and a broad selection of house and premium wines. We meet our guests with a sincere welcome at the door and they enjoy warm, knowledgeable service. Additionally, our guests enjoy the convenience of Macaroni Grill’s Curbside To Go service. We deliver delicious, chef-prepared meals right to their cars for our guests to enjoy at home. Macaroni Grill also offers catering service from drop-off delivery to full service event planning in selected locations.

During the year ending June 28, 2006, entrée selections ranged in menu price from $8.99 to $19.99, with chef features priced separately. The average revenue per meal, including alcoholic beverages, was approximately $14.96 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 87.7% of Macaroni Grill’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.3%. Our average annual sales volume per Macaroni Grill restaurant was $3.3 million for this year.

Maggiano’s Little Italy

Maggiano’s is a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants are casual, full-service restaurants featuring family-style menus and extensive banquet facilities that host events up to 300 people. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, bountiful portions of pasta, chicken, seafood, veal and prime steaks. Our Maggiano’s restaurants also offer a full range of alcoholic beverages.

During the year ending June 28, 2006, entrée selections range in menu price from $8.95 to $37.95, with the average revenue per meal, including alcoholic beverages, approximating $25.58 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 80.1% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 19.9%. Sales from our banquet facilities made up 20.1% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant was $9.4 million for this year.

On The Border Mexican Grill & Cantina

On The Border is a full-service, national, casual-dining Mexican restaurant chain. On The Border’s menu offers a wide variety of Mexican favorites and is best known for its fajitas and margaritas. Our On The Border restaurants also offer a variety of innovative menu items from Guacamole Live! to Brisket Tacos and Enchiladas Suizas. Our new Margarita Selects are made with 100% blue agave tequila. As a full service restaurant, On The Border offers full bar service, in-restaurant dining and patio dining in all locations. On The Border also offers the convenience of a To-Go menu and To-Go entrance to speed take-out service in most locations. In addition to To-Go, On The Border offers catering service from simple drop-off delivery to full-service event planning.

During the year ending June 28, 2006, entrée selections range in menu price from $6.49 to $14.29, with the average revenue per meal, including alcoholic beverages, approximating $13.34 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 81.2% of the brand’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.8%. Our average annual sales volume per On The Border restaurant was $3.1 million for this year.

Business Development

Our long-term vision is to be a dominant, global casual-dining restaurant portfolio company. To achieve our vision, we focus our strategy on growing shareholder value through:

•       expanding profitable restaurants globally while increasing the percentage of franchised restaurants in our brands;

•       growing our base business through brand building and operational performance; and

•       leveraging our customers and our infrastructure across our portfolio of brands.

In fulfilling our long-term vision, we continue to expand our restaurant brands by opening Company- and franchise-operated restaurants in strategically desirable markets. We concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and food courts) which can adequately support any of our restaurant brands. We continue to pursue development in countries outside of the United States through Company- and franchise-operated restaurants.

The restaurant site selection process is critical to our long-term success and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. The site selection process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics, such as visibility, accessibility and traffic volume; relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; supply and demand trends, such as proposed infrastructure improvements, new developments, and existing and potential competition. Members of each restaurant brand’s executive team inspect, review and approve each restaurant site prior to its acquisition for that restaurant brand.

We periodically reevaluate restaurant sites to ensure that site selection attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, relating to our restaurant brands, we have closed 111 restaurants, including 12 in fiscal 2006. These closed restaurants were performing below our standards primarily due to declining or shifting trade area demographics or near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

The following table illustrates the system-wide restaurants opened in fiscal 2006 and the planned openings in fiscal 2007:

	Fiscal 2006 Openings(1)	Fiscal 2007 Projected Openings
Chili’s:
Company-operated	103	125-130
Franchise	20	10-15
Macaroni Grill:
Company-operated	7	4-5
Franchise	1	3-4
Maggiano’s	4	4-5
On The Border:
Company-operated	9	12-14
Franchise	1	4-6
International:
Company-operated	—	—
Franchise	14	38-41
Total	159	200-220

   (1) The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during the fiscal year.

We anticipate that some of the fiscal 2007 projected restaurant openings may be constructed pursuant to “build-to-suit” agreements. Under these agreements, the lessor contributes some or substantially all, of the building construction costs. In other cases, we may either lease or own the land (paying for any owned land from our own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from our own funds).

The following table illustrates the approximate average capital investment for a typical unit in our restaurant brands based on restaurants opened in fiscal 2006:

	Chili’s	Macaroni Grill	Maggiano’s	On The Border
Land(1)	$817,000	$1,472,000	$3,445,000	$1,112,000
Building	1,465,000	1,568,000	4,488,000	1,577,000
Furniture & Equipment	465,000	543,000	1,375,000	509,000
Other	42,000	40,000	64,000	40,000
Total	$2,789,000	$3,623,000	$9,372,000	$3,238,000

   (1) This amount represents the average cost for land acquisition, capital lease values, or an equivalent amount for operating lease costs based on estimated lease payments and other costs that will be incurred through the term of the lease.

The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management personnel.

Domestic Franchise Operations

In addition to our company developed restaurants, we continue our domestic expansion by growing our number of franchised restaurants. We are accomplishing this part of our growth through new or renewed development obligations with new or existing franchisees. In many cases, we have also sold and may sell Company-owned restaurants to our franchisees (new or existing). At June 28, 2006, 20 total franchise development arrangements existed. During the year ended June 28, 2006, our franchisees opened 20 Chili’s restaurants, one Macaroni Grill restaurant and one On The Border restaurant.

During fiscal 2006, we entered into new or renewed franchise development agreements with seven franchisees for the development of 53 Chili’s restaurants, 12 Macaroni Grill restaurants and 16 On The Border restaurants. The areas of development for these franchise locations include all or portions of the States of California, Florida, Idaho, Montana, Oregon, South Carolina, and Wyoming. In particular, we signed a development agreement with a franchisee for the development of Chili’s restaurants in the State of Montana which will give us the opportunity to have a Chili’s restaurant located in all 50 states. In connection with several of these development agreements, we also sold 14 Company-owned Chili’s restaurants, four Company-owned Macaroni Grill restaurants, and two Company-owned On The Border restaurants to five different franchisees.

We also acquired 11 Chili’s franchised restaurants in the state of Texas in fiscal 2006, and the first Macaroni Grill restaurant airport location opened in Orlando, Florida.

Our goal is to selectively pursue domestic franchise expansion. A typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.

International Operations

Our strategy also includes the development of our brands internationally. We continue our international growth through development agreements with new and existing franchisees introducing our brands into new countries, as well as expanding them in existing countries. At June 28, 2006, we had 28 total franchise development arrangements. During the fiscal year 2006, our franchisees opened 13 Chili’s restaurants and one Macaroni Grill restaurant. In the same year, we entered into new or renewed franchise development agreements with 8 franchisees for the development of 61 Chili’s restaurants, 26 Macaroni Grill restaurants, and 23 On The Border restaurants. The countries of development for these locations include Bahrain, Egypt, Guam, Japan, Jordan, Kuwait, Mexico, Oman, Qatar, Saudi Arabia and the United Arab Emirates.

Of note in fiscal 2006 was our acquisition of five franchised restaurants in the United Kingdom (four Chili’s and one Macaroni Grill) from our franchisee. These restaurants are now owned and operated by our United Kingdom subsidiary.

As we develop our brands internationally, we will selectively pursue expansion through various means, including, franchising, joint ventures and Company-owned development. Similar to our domestic franchise agreements, a typical international franchise development agreement provides for payment of development fees and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit, as well as in some instances multi-brands, operations.

Jointly-Developed Operations

From time to time, we enter into agreements for research and development activities related to the testing of new restaurant brands, typically acquiring a significant equity interest in such ventures. As of the end of June 28, 2006, we did not have any of these agreements.

Restaurant Management

Our philosophy to maintain and operate each brand as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments of each brand are preserved. These factors are critical to the viability of each brand. Each brand is directed by a president and one or more brand vice presidents overseeing specifically identified areas. At the same time we utilize common and shared infrastructure where it provides efficiencies and cost-savings to the brands.

Restaurant management structure varies by brand. The individual restaurants themselves are led by a management team including a general manager and between two to five additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each brand and each location. On average, an area director/supervisor is responsible for the supervision of three to seven restaurants. For those brands with a significant number of units within a geographical region, additional levels of management may be provided.

We believe that there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased tenure at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain management employees at levels above the industry norm.

We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures.

The director of training for each brand is responsible for maintaining each brand’s operational training program. The training program includes a three to four month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of employees experienced in all facets of restaurant operations that train employees to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location one to two weeks following the opening to ensure the smooth transition to operating personnel.

Purchasing

Our ability to maintain consistent quality of products throughout each of our restaurant brands depends upon acquiring food and beverage products and related items from reliable sources. We pre-approve our suppliers. Our suppliers, and our restaurants, are required to adhere to strict product specifications established through our quality assurance program. This requirement ensures that high quality, wholesome food and beverage products are served in each of our restaurants. We negotiate directly with major suppliers to obtain competitive prices and use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers to be delivered to any of our brand restaurants. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

Our brands generally focus on the eighteen to fifty-four year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but we believe that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, we rely primarily on television, radio, direct mail advertising and information communicated by customers, with each of our restaurant brands utilizing one or more of such mediums to meet the brand’s needs and direction.

Our franchise agreements require advertising contributions to us by the franchisees. We use these contributions exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Franchisees also spend additional amounts on local advertising. Any local advertising must be approved by us first.

Employees

At June 28, 2006, we employed approximately 110,800 persons, of whom approximately 1,100 were corporate personnel, 6,400 were restaurant area directors, managers or trainees and 103,300 were employed in non-management restaurant positions. Our executive officers have an average of approximately 19 years of experience in the restaurant industry.

We consider our employee relations to be good and continue to focus on improving our employee turnover rate. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. Our employees are not covered by any collective bargaining agreements.

Trademarks

We have registered and/or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Bar & Bites”, “Chili’s Grill & Bar”, “Chili’s Margarita Bar”, “Chili’s Southwest Grill & Bar”, “Chili’s Too”, “Romano’s Macaroni Grill”, “Macaroni Grill”, “Maggiano’s”, “Maggiano’s Little Italy”, “On The Border”, “On The Border Mexican Cafe”, and “On The Border Mexican Grill & Cantina”, as trademarks with the United States Patent and Trademark Office.

Available Information

We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Governance and Nominating Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy.

Item 1A.                RISK FACTORS.

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.

You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes.

Risks Related to Our Business

Competition may adversely affect our operations and financial results.

The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. There is active competition for management personnel and hourly employees, and for attractive commercial real estate sites suitable for restaurants.

Our sales volumes generally decrease in winter months.

Our sales volumes fluctuate seasonally and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in our operating results.

Changes in governmental regulation may adversely affect our ability to open new restaurants and our existing and future operations.

Each of our restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining the required licenses and approvals that could delay or prevent the opening of a new restaurant, or impact the continuing operations of an existing restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we will not experience material difficulties or failures that could delay the opening of restaurants in the future, or impact the continuing operations of an existing restaurant.

We are subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

Inflation may increase our operating expenses.

We have not experienced a significant overall impact from inflation. Inflation can cause increased food, labor and benefits costs and can increase our operating expenses. As operating expenses increase, we, to the extent permitted by competition, recover increased costs by increasing menu prices, or by reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures. We cannot ensure, however, that we will be able to continue to recover increases in operating expenses due to inflation in this manner.

Our profitability may be adversely affected by increases in energy costs.

Our success depends in part on our ability to absorb increases in utility costs. Various regions of the United States in which we operate multiple restaurants have experienced significant increases in utility prices. If these increases continue to occur, it would have an adverse effect on our profitability.

Successful mergers, acquisitions, divestitures and other strategic transactions are important to our future growth and profitability.

We evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of our strategic planning initiative. These transactions involve various inherent risks, including accurately assessing:

•       the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•       our ability to achieve projected economic and operating synergies; unanticipated changes in business and economic conditions affecting an acquired business; and

•       our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us.

If we are unable to meet our growth plan, our profitability in the future may be adversely affected.

Our ability to meet our growth plan is dependent upon, among other things, our ability to:

•       identify available, suitable and economically viable locations for new restaurants,

•       obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis,

•       hire all necessary contractors and subcontractors, and

•       meet construction schedules.

The costs related to restaurant and brand development include purchases and leases of land, buildings and equipment and facility and equipment maintenance, repair and replacement. The labor and materials costs involved vary geographically and are subject to general price increases. As a result, future capital expenditure costs of restaurant development may increase, reducing profitability. We cannot assure you that we will be able to expand our capacity in accordance with our growth objectives or that the new restaurants and brands opened or acquired will be profitable.

Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the Chili’s brand for a majority of our revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on our business, financial condition and results of operations.

Identification of material weakness in internal control may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of adequate controls to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Other risk factors may adversely affect our financial performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as recent reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

Item 1B.               UNRESOLVED STAFF COMMENTS.

None.

Item 2.                        PROPERTIES.

Restaurant Locations

At June 28, 2006, our system of Company-operated, jointly-developed and franchised restaurants included 1,622 restaurants located in 49 states, and Washington, D.C. We also have restaurants in the countries of Australia, Bahrain, Canada, Egypt, Great Britain, Germany, Guatemala, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

Table 1:  Company-owned vs. franchise (by brand) as of June 28, 2006:

Chili’s:
Company-operated	908
Franchise	292
Macaroni Grill:
Company-operated	222
Franchise	19
Maggiano’s	37
On The Border:
Company-operated	123
Franchise	21
Total	1,622

Table 2:  Domestic vs. foreign locations (by brand) as of June 28, 2006:

	Domestic (No. of States)	Foreign (No. of countries)
Chili’s	1,085 (49 & D.C.)	115 (23)
Macaroni Grill	232 (42)	9 (6)
Maggiano’s	37 (20 & D.C.)	None
On The Border	144 (32)	None

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Macaroni Grill	Maggiano’s	On The Border
Square Feet	4,000 – 5,900	6,300 – 7,000	12,000 – 18,000	5,200 – 6,200
Dining Seats	150 – 220	235 – 280	500 – 725	195 – 265
Dining Tables	35 – 50	50 – 70	100 – 150	45 – 65

Some of our restaurants are leased for an initial term of 5 to 30 years, with renewal terms of 1 to 35 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 28, 2006, we owned the land and building for 314 of our 1,290 Company-operated restaurant locations. For these 314 restaurant locations, the net book value for the land was $266.5 million and for the buildings was $271.0 million. On the remaining 976 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $871.1 million. We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

Other Properties

We lease warehouse space totaling approximately 39,150 square feet in Carrollton, Texas, which we use for storage of equipment and supplies. We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters, of which approximately 197,500 square feet is currently utilized by the Company or reserved for future expansion of the Company headquarters, and the remaining approximate 500 square feet is under lease. Because of our operations throughout the United States, we also lease office space in Arizona, California, Colorado, Florida, Georgia, Illinois, New Jersey, Rhode Island and Texas for use as regional operation or real estate/construction offices. The size of these office leases range from approximately 150 square feet to approximately 4,000 square feet.

Item 3.                        LEGAL PROCEEDINGS.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorneys’ fees and was certified as a class action in July 2006. Discovery is under way and we intend to vigorously defend our position. It is impossible at this time to reasonably estimate the possible loss or range of loss, if any.

We are engaged in various other legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our management, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”. Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.

Fiscal year ended June 28, 2006:

	High	Low
First Quarter	$40.63	$35.90
Second Quarter	$40.45	$36.12
Third Quarter	$42.74	$37.88
Fourth Quarter	$42.50	$35.35

Fiscal year ended June 29, 2005:

	High	Low
First Quarter	$36.47	$29.49
Second Quarter	$35.18	$30.64
Third Quarter	$39.00	$33.90
Fourth Quarter	$41.85	$33.50

As of August 17, 2006, there were 1,095 holders of record of our common stock.

During the fiscal year ended June 28, 2006, we declared quarterly cash dividends for our shareholders for the first time. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.10	September 15, 2005	November 22, 2005	December 14, 2005
$0.10	February 2, 2006	March 15, 2006	March 29, 2006
$0.10	June 7, 2006	June 19, 2006	June 28, 2006

In October 2001, we issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the “Debentures”) and received proceeds totaling approximately $250 million prior to debt issuance costs. The Debentures became redeemable at our option beginning on October 10, 2004. On December 22, 2004, we exercised our right to redeem all of the Debentures. Holders had the option to convert the Debentures into shares of our common stock or receive cash until the close of business on January 20, 2005. Holders chose to convert a total of $10.8 million of the accreted debenture value into 308,092 shares of our common stock and the remaining accreted debenture value of $262.7 million was redeemed for cash on January 24, 2005.

In May 2004, we issued $300.0 million in the aggregate principal amount at maturity of 5.75% Notes due 2014 (the “Unregistered Notes”). The Unregistered Notes were not registered under the Securities Act of 1933, as amended. Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. served as the joint book-running managers for the offering. The Unregistered Notes were offered and sold only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended), and, outside the United States, to non-U.S. persons in reliance on Regulation S under the Securities Act. The Unregistered Notes are redeemable at our option at any time, in whole or in part. The proceeds of the offering were and will be used for general corporate purposes, including the repurchase of our common stock pursuant to our share repurchase program.

In September 2004, we completed an exchange offer in the aggregate principal amount of $300.0 million pursuant to which all of the holders of the Unregistered Notes exchanged the Unregistered Notes for new 5.75% notes due 2014 (the “Registered Notes”). The Registered Notes are on substantially the same terms as the Unregistered Notes except that the Registered Notes have been registered under the Securities Act and are freely tradeable. We did not receive any new proceeds from the issuance of the Registered Notes.

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 17, 2006, we issued no securities which were not registered under the Securities Act of 1933, as amended.

We remain active in our share repurchase program. During the fourth quarter of fiscal 2006, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
March 30, 2006 through May 3, 2006	154,600	$40.45	$166,401.00
May 4, 2006 through May 31, 2006	1,015,300	$37.38	$128,420.00
June 1, 2006 through June 28, 2006	250,000	$36.06	$119,399.00
Total	1,419,900	$37.48

   (1) All of the shares purchased during the fourth quarter of fiscal 2006 were purchased as part of our publicly announced share repurchase program. If you would like information about this program, you should read the section entitled “Liquidity and Capital Resources” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders. This portion of the report is presented on pages F-5 through F-6 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 6.                        SELECTED FINANCIAL DATA.

The information set forth in that section entitled “Selected Financial Data” in our 2006 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS.

The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders is presented on pages F-2 through F-7 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2006 Annual Report to Shareholders presented on page F-6 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Index to Financial Statements attached hereto on page 18 for a listing of all financial statements in our 2006 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE.

None.

Item 9A.                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2006 Annual Report to Shareholders and are presented on pages F-27 through F-29 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended June 28, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

If you would like information about:

•       our executive officers,

•       our Board of Directors, including its committees, and

•       our Section 16(a) reporting compliance,

you should read the sections entitled “Election of Directors—Information About Nominees”, “Governance Of The Company”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 8, 2006, for the annual meeting of shareholders on November 2, 2006. We incorporate that information in this document by reference.

The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our employees, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ ethical_business_policy.asp. You may obtain free of charge copies of the code from our website at the above internet address.

Item 11.                 EXECUTIVE COMPENSATION.

If you would like information about our executive compensation, you should read the sections entitled “Executive Compensation” and “Report of the Compensation Committee” in our Proxy Statement to be dated on or about September 8, 2006, for the annual meeting of shareholders on November 2, 2006. We incorporate that information in this document by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      AND RELATED STOCKHOLDER MATTERS.

If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Election of

Directors—Stock Ownership of Directors”, “Executive Compensation—Equity Compensation Plan Information”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 8, 2006, for the annual meeting of shareholders on November 2, 2006. We incorporate that information in this document by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 8, 2006, for the annual meeting of shareholders on November 2, 2006. We incorporate that information in this document by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 8, 2006, for the annual meeting of shareholders on November 2, 2006. We incorporate that information in this document by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     (1) Financial Statements.

We make reference to the Index to Financial Statements attached to this document on page 18 for a listing of all financial statements attached as Exhibit 13 to this document.

(a)     (2) Financial Statement Schedules.

None.

(a)     (3) Exhibits.

We make reference to the Index to Exhibits preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation
	By:	/s/ CHARLES M. SONSTEBY
Charles M. Sonsteby,
Executive Vice President and Chief Financial Officer
Dated: August 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 23, 2006.

Name	Title
/s/ DOUGLAS H. BROOKS	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Douglas H. Brooks
/s/ CHARLES M. SONSTEBY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Charles M. Sonsteby
/s/ ROBERT M. GATES	Director
Robert M. Gates
/s/ MARVIN J. GIROUARD	Director
Marvin J. Girouard
/s/ RONALD KIRK	Director
Ronald Kirk
/s/ GEORGE R. MRKONIC	Director
George R. Mrkonic
/s/ ERLE NYE	Director
Erle Nye
/s/ JAMES E. OESTERREICHER	Director
James E. Oesterreicher
/s/ ROSENDO G. PARRA	Director
Rosendo G. Parra
/s/ CECE SMITH	Director
Cece Smith

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)
3(b)	Bylaws of the Registrant.(2)
4(a)	Form of 5.75% Note due 2014.(3)
4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(2)
4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(2)
10(a)	Registrant’s 1991 Stock Option Plan for Non-Employee Directors and Consultants.(4)
10(b)	Registrant’s 1992 Incentive Stock Option Plan.(4)
10(c)	Registrant’s Stock Option and Incentive Plan.(5)
10(d)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(5)
10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall.(6)
10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall.(7)
10(g)	Registrant’s Performance Share Plan Description.(8)
13	2006 Annual Report to Shareholders.(9)
21	Subsidiaries of the Registrant.(10)
23	Consent of Independent Registered Public Accounting Firm.(10)
31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(10)
31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(10)
32(a)

Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

32(b)

Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

99(a)	Proxy Statement of Registrant.(11)

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

(5)             Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

(6)             Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 2003, and incorporated herein by reference.

(7)             Filed as an exhibit to annual report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(8)             Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(9)             Portions filed herewith, to the extent indicated herein.

(10)       Filed herewith.

(11)       To be filed on or about September 8, 2006.

E-1