Form 10-Q
period 2006-09-27
BRINKER INTERNATIONAL INC
filed 2006-11-06
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $0.10 par value	81,894,600 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 27,	June 28,
	2006	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$59,651	$55,615
Accounts receivable	45,445	52,540
Inventories	38,239	40,330
Prepaid expenses and other	79,665	85,187
Deferred income taxes	11,588	8,638
Total current assets	234,588	242,310
Property and Equipment, at Cost:
Land	279,215	279,369
Buildings and leasehold improvements	1,767,065	1,715,917
Furniture and equipment	735,611	745,812
Construction-in-progress	84,996	94,734
	2,866,887	2,835,832
Less accumulated depreciation and amortization	(1,051,350)	(1,043,108)
Net property and equipment	1,815,537	1,792,724
Other Assets:
Goodwill	145,347	145,479
Deferred income taxes	3,546	—
Other	44,029	41,266
Total other assets	192,922	186,745
Total assets	$2,243,047	$2,221,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,175	$2,197
Accounts payable	145,049	151,216
Accrued liabilities	293,284	314,509
Income taxes payable	52,194	29,453
Total current liabilities	492,702	497,375

Long-term debt, less current installments	504,860	500,515
Deferred income taxes	—	7,016
Other liabilities	148,231	141,041

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock — 250,000,000 authorized shares; $0.10 par value; 117,499,541 shares issued and 82,741,879 shares outstanding at September 27, 2006, and 117,499,541 shares issued and 83,539,647 shares outstanding at June 28, 2006	11,750	11,750
Additional paid-in capital	418,776	406,626
Accumulated other comprehensive income	699	773
Retained earnings	1,647,909	1,608,661
	2,079,134	2,027,810
Less:
Treasury stock, at cost (34,757,662 shares at September 27, 2006 and 33,959,894 shares at June 28, 2006)	(981,880)	(951,978)
Total shareholders’ equity	1,097,254	1,075,832
Total liabilities and shareholders’ equity	$2,243,047	$2,221,779

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 27,	September 28,
	2006	2005

Revenues	$1,039,935	$975,896

Operating Costs and Expenses:
Cost of sales	285,507	275,158
Restaurant expenses	580,579	542,772
Depreciation and amortization	48,231	46,711
General and administrative	50,265	47,138
Restructure charges and other impairments	—	1,167
Total operating costs and expenses	964,582	912,946

Operating income	75,353	62,950

Interest expense	6,237	5,367
Other, net	(837)	(164)

Income before provision for income taxes	69,953	57,747

Provision for income taxes	22,314	19,305

Income from continuing operations	47,639	38,442

Loss from discontinued operations, net of taxes	—	(6,688)

Net income	$47,639	$31,754

Basic net income per share:
Income from continuing operations	$0.57	$0.44
Loss from discontinued operations	$0.00	$(0.08)
Net income per share	$0.57	$0.36

Diluted net income per share:
Income from continuing operations	$0.57	$0.43
Loss from discontinued operations	$0.00	$(0.07)
Net income per share	$0.57	$0.36

Basic weighted average shares outstanding	82,853	87,807

Diluted weighted average shares outstanding	84,065	89,233

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 27,	September 28,
	2006	2005

Cash Flows from Operating Activities:
Net income	$47,639	$31,754
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	48,231	46,711
Restructure charges and other impairments	—	1,167
Stock-based compensation	11,963	7,791
Deferred income taxes	(13,468)	(8,201)
Gain on sale of assets	(582)	(3,272)
Loss from discontinued operations, net of taxes	—	6,688
Changes in assets and liabilities, excluding effects of dispositions:
Receivables	7,216	(1,866)
Inventories	1,813	10,212
Prepaid expenses and other	5,983	4,819
Other assets	(3,408)	(2,349)
Current income taxes	22,203	2,697
Accounts payable	(6,167)	3,085
Accrued liabilities	(19,709)	29,927
Other liabilities	7,181	(25,791)
Net cash provided by operating activities of continuing operations	108,895	103,372

Cash Flows from Investing Activities:
Payments for property and equipment	(90,875)	(75,719)
Proceeds from sale of assets	20,123	9,845
Net cash used in investing activities of continuing operations	(70,752)	(65,874)

Cash Flows from Financing Activities:
Purchases of treasury stock	(38,863)	(139,140)
Proceeds from issuances of treasury stock	8,020	4,248
Payments of dividends	(8,266)	—
Net borrowings on credit facilities	4,874	100,750
Excess tax benefits from stock-based compensation	538	270
Payments on long-term debt	(410)	(320)
Net cash used in financing activities of continuing operations	(34,107)	(34,192)

Cash Flows from Discontinued Operations (Revised - Note 1):
Net cash provided by operating activities of discontinued operations	—	1,938
Net cash used in investing activities of discontinued operations	—	(3,106)
Net cash used in discontinued operations	—	(1,168)

Net change in cash and cash equivalents	4,036	2,138
Cash and cash equivalents at beginning of period	55,615	41,859
Cash and cash equivalents at end of period	$59,651	$43,997

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 27, 2006 and June 28, 2006 and for the thirteen week periods ended September 27, 2006 and September 28, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), Maggiano’s Little Italy (“Maggiano’s”), and On The Border Mexican Grill & Cantina (“On The Border”).  In September 2005, we entered into an agreement to sell Corner Bakery Cafe (“Corner Bakery”).  The sale of the brand was completed in February 2006.  As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 28, 2006 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2007 classifications.  We have also revised our statement of cash flows for the thirteen week period ended September 28, 2005 to separately disclose the operating and investing cash flows attributable to discontinued operations, which was reported on a combined basis as a single amount in the prior period.  These changes have no effect on our net income or financial position as previously reported.

2.     STOCK-BASED COMPENSATION

Effective June 30, 2005, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation for the first quarter of fiscal 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005. Stock-based compensation totaled approximately $12.0 million and $7.8 million for the first quarter of fiscal 2007 and 2006, respectively.

3.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 2.5 million and 2.0 million stock options outstanding at September 27, 2006 and September 28, 2005, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.

4.     DISPOSITION OF CORNER BAKERY

In September 2005, we entered into an agreement to sell Corner Bakery. The sale of the brand was completed in February 2006.  There was no operating activity during the first quarter of fiscal 2007 related to Corner Bakery. We have reported the results of operations of Corner Bakery as discontinued operations in the first quarter of fiscal 2006 which consist of the following (in thousands):

Thirteen Week Period Ended
September 28,
2005

Revenues	$44,375

Income before income tax expense from discontinued operations	$4,306
Income tax expense	1,619
Net income from discontinued operations	2,687

Loss on sale of Corner Bakery, net of taxes (1)	(9,375)
Loss from discontinued operations, net of taxes	$(6,688)

(1)          The sale of Corner Bakery resulted in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes.  The loss on sale includes tax expense totaling $983,000.

5.     SHAREHOLDERS’ EQUITY

The Board of Directors authorized an increase in the stock repurchase plan of $450.0 million in August 2006, bringing the total to $1,760.0 million.  Pursuant to our stock repurchase plan, we repurchased approximately 1.1 million shares of our common stock for $38.9 million during the first quarter of fiscal 2007.  As of September 27, 2006, approximately $530.5 million was available under our share repurchase authorizations.  Our stock repurchase plan will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We will consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

6.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the first quarter of fiscal 2007 and 2006 is as follows (in thousands):

	September 27, 2006	September 28, 2005

Income taxes, net of refunds	$11,303	$27,141
Interest, net of amounts capitalized	1,917	1,818

Non-cash investing and financing activities for the first quarter of fiscal 2007 and 2006 are as follows (in thousands):

	September 27, 2006	September 28, 2005

Retirement of fully depreciated assets	$30,364	$35,153
Decrease in fair value of interest rate swaps	—	(3,165)
Dividends payable	—	8,604

7.     CONTINGENCIES

As of September 27, 2006, we guaranteed lease payments totaling $89.3 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2007 through fiscal 2020.  We remain secondarily liable for the leases; however, no liability has been recorded as the likelihood of the buyers defaulting on the leases is considered negligible.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  Discovery is under way and we intend to vigorously defend our position.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

We are engaged in various legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, based upon consultation with legal counsel, we are of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended
	September 27,	September 28,
	2006	2005

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.5%	28.2%
Restaurant expenses	55.8%	55.6%
Depreciation and amortization	4.7%	4.8%
General and administrative	4.8%	4.8%
Restructure charges and other impairments	0.0%	0.1%
Total opeating costs and expenses	92.8%	93.5%

Operating income	7.2%	6.5%

Interest expense	0.6%	0.5%
Other, net	(0.1)%	0.0%

Income before provision for income taxes	6.7%	6.0%

Provision for income taxes	(2.1)%	(2.0)%

Income from continuing operations	4.6%	4.0%

Loss from discontinued operations, net of taxes	0.0%	(0.7)%

Net income	4.6%	3.3%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2007.

	First Quarter		Total Open at End		Projected
	Openings		Of First Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2006	2007	2006	2007
Chili’s:
Company-owned	28	22	916	830	125-130
Franchised	4	7	198	165	10-15
Total	32	29	1,114	995	135-145

Macaroni Grill:
Company-owned	2	4	223	223	4-5
Franchised	—	—	11	6	3-4
Total	2	4	234	229	7-9

Maggiano’s	1	2	38	35	4-5

On The Border:
Company-owned	2	2	125	119	12-14
Franchised	2	1	23	19	4-6
Total	4	3	148	138	16-20

Corner Bakery:
Company-owned	—	3	—	90	—
Franchised	—	—	—	3	—
Total	—	3	—	93	—

International:
Company-owned	—	—	5	—	—
Franchised	4	3	123	113	38-41
Total	4	3	128	113	38-41

Grand Total	43	44	1,662	1,603	200-220

At September 27, 2006, we owned the land and buildings for 315 of the 1,307 company-owned restaurants.  The net book value of the land and buildings associated with these restaurants totaled $266.4 million and $271.0 million, respectively.

OVERVIEW

At September 27, 2006, we owned, operated, or franchised 1,662 restaurants.  We intend to continue the expansion of our restaurant brands by opening units in strategically desirable markets. The restaurant site selection process is critical to our long-term success and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. We intend to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports and food courts) that can adequately support any of our restaurant brands.  In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands from 20% to approximately 30% through an active program of franchising company-owned restaurants and accelerated development commitments from franchisees.  Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to develop multi-unit operations.  The specific rate at which we are able to open new restaurants is determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management personnel.

The restaurant industry is a highly competitive business, which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, pork, chicken, seafood, dairy, cheese, produce, energy and other necessities to operate a restaurant.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.

REVENUES

Revenues for the first quarter of fiscal 2007 increased to $1,039.9 million, 6.6% over the $975.9 million generated for the same quarter of fiscal 2006. The increase was primarily attributable to a net increase of 100 company-owned restaurants (excluding Corner Bakery) since September 28, 2005, partially offset by a decrease in comparable store sales. We increased our capacity for the first quarter of fiscal 2007 by 7.3% compared to the respective prior year period. Comparable store sales decreased 2.1% for the first quarter from the same period of fiscal 2006.  Menu prices in the aggregate increased 2.8% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased 0.7% for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.  The decrease was primarily due to the increase in menu prices and favorable commodity prices and product mix shift.

Restaurant expenses, as a percent of revenues, increased 0.2% for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. The increase was primarily due to an increase in repair and maintenance expenses, partially offset by a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment. Restaurant expense recorded during the first quarter of fiscal 2006 included a $3.3 million gain on the sale of real estate.

Depreciation and amortization increased $1.5 million for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.  The increase in depreciation expense was due to new unit construction and ongoing remodel costs, partially offset by a decrease in depreciation related to store closures and dispositions and a declining depreciable asset base for older units.

General and administrative expenses increased $3.1 million for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006. The increase was primarily due to the change in our annual grant date for stock-based compensation.

Restructure charges and other impairments recorded during the first quarter of fiscal 2006 include a $1.2 million charge related to previously closed restaurants consisting primarily of decreases in the estimated sales value of owned units.

Interest expense increased $870,000 for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.  The increase was primarily due to increased average borrowings and interest rates on our lines-of-credit.

INCOME TAXES

The effective income tax rate related to continuing operations decreased to 31.9% from 33.4% for the first quarter of fiscal 2007 as compared to the same quarter last year. The decrease in the tax rate was primarily due to a decrease in stock-based compensation related to incentive stock options and benefits from state income tax planning.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $258.1 million at September 27, 2006 from $255.1 million at June 28, 2006. Net cash provided by operating activities of continuing operations increased to $108.9 million for the first quarter of fiscal 2007 from $103.4 million during the same period in fiscal 2006 due to increased profitability and the timing of operational receipts and payments.  We believe that our various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $90.9 million for the first quarter of fiscal 2007 compared to $75.7 million for the same period of fiscal 2006.  We estimate that our capital expenditures during the second quarter of fiscal 2007 will be approximately $110.0 million and will be funded entirely from operations and existing credit facilities.

We sold fifteen Chili’s restaurants to a franchisee for cash proceeds of $20.1 million during the first quarter of fiscal 2007.

In August 2006, we announced the declaration of a dividend to common stock shareholders in the amount of $0.10 per share.  The dividend was paid in September 2006 and totaled approximately $8.3 million.  On November 1, 2006, the Board of Directors authorized an increase in the quarterly dividend payable in November 2006 resulting in an estimated aggregate payout of approximately $11.1 million.

We entered into an agreement for a one-year unsecured committed credit facility of $400.0 million on August 28, 2006. The facility bears interest at LIBOR plus 0.55% (5.87% as of September 27, 2006) with a maximum rate of LIBOR plus 1.0%.  There were no amounts outstanding under the facility at September 27, 2006.  Depending upon the amount utilized, we may pursue a refinancing of this credit facility subject to market conditions.

The Board of Directors authorized an increase in the stock repurchase plan of $450.0 million in August 2006, bringing the total to $1,760.0 million.  Pursuant to our stock repurchase plan, we repurchased approximately 1.1 million shares of our common stock for $38.9 million during the first quarter of fiscal 2007.  As of September 27, 2006, approximately $530.5 million was available under our share repurchase authorizations.  Our stock repurchase plan will be used to primarily return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We will consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

On August 28, 2006, we announced a plan to return capital to shareholders through a modified “Dutch auction” tender offer for up to approximately 11.7 million shares of common stock.  On October 18, 2006, we accepted for purchase approximately 1.3 million shares of common stock at a purchase price of $40.00 per share, for a total cost of $50.4 million excluding related transaction costs.  The tender offer was funded through existing lines of credit.

We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facilities and from our internal cash generating capabilities to adequately manage the expansion of our business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since the prior reporting period.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during our first quarter ended September 27, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to our consolidated financial statements set forth in Part I of this report.

Item 1A.              RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2006.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2007 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
June 29, 2006 through August 2, 2006	875,000	$34.25	$89,407
August 3, 2006 through August 30, 2006	240,000	$36.93	$530,537
August 31, 2006 through September 27, 2006	—	—	$530,537

	1,115,000	$34.83

(a)          All of the shares purchased during the first quarter of fiscal 2007 were purchased as part of the publicly announced programs described in part I of this report.

Item 6.                       EXHIBITS

10(a)	$350,000,000 Fixed Rate Promissory Note, dated August 15, 2006, by Brinker International, Inc., as payor, to JP Morgan Chase Bank, National Association, as payee.

10(b)

$50,000,000 Uncommitted Line of Credit Agreement, dated August 17, 2006, by Brinker International, Inc., as borrower, and Bank of America, N.A., as lender, and related Master Promissory Note, dated August 17, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: November 6, 2006	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2006	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)