Form 10-Q
period 2006-12-27
BRINKER INTERNATIONAL INC
filed 2007-02-05
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $0.10 par value	122,312,334 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 27, 2006	June 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,632	$55,615
Accounts receivable	76,763	52,540
Inventories	37,515	40,330
Prepaid expenses and other	81,083	85,187
Deferred income taxes	19,590	8,638
Total current assets	281,583	242,310
Property and Equipment, at Cost:
Land	279,975	279,369
Buildings and leasehold improvements	1,813,664	1,715,917
Furniture and equipment	750,621	745,812
Construction-in-progress	96,819	94,734
	2,941,079	2,835,832
Less accumulated depreciation and amortization	(1,085,357)	(1,043,108)
Net property and equipment	1,855,722	1,792,724
Other Assets:
Goodwill	145,640	145,479
Deferred income taxes	6,463	—
Other	45,124	41,266
Total other assets	197,227	186,745
Total assets	$2,334,532	$2,221,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,200	$2,197
Accounts payable	141,314	151,216
Accrued liabilities	382,531	314,509
Income taxes payable	78,738	29,453
Total current liabilities	604,783	497,375

Long-term debt, less current installments	487,387	500,515
Deferred income taxes	—	7,016
Other liabilities	155,003	141,041

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock - 250,000,000 authorized shares; $0.10 par value; 176,246,666 shares issued and 122,809,973 shares outstanding at December 27, 2006, and 176,246,666 shares issued and 125,306,825 shares outstanding at June 28, 2006	17,625	17,625
Additional paid-in capital	426,875	406,626
Accumulated other comprehensive income	826	773
Retained earnings	1,674,894	1,602,786
	2,120,220	2,027,810
Less:
Treasury stock, at cost (53,436,693 shares at December 27, 2006 and 50,939,841 shares at June 28, 2006)	(1,032,861)	(951,978)
Total shareholders’ equity	1,087,359	1,075,832
Total liabilities and shareholders’ equity	$2,334,532	$2,221,779

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2006	December 28, 2005	December 27, 2006	December 28, 2005

Revenues	$1,070,587	$1,009,083	$2,110,522	$1,984,979

Operating Costs and Expenses:
Cost of sales	299,612	287,305	585,119	562,463
Restaurant expenses	594,400	555,371	1,174,979	1,098,143
Depreciation and amortization	48,743	47,602	96,974	94,313
General and administrative	47,026	51,667	97,291	98,805
Restructure charges and other impairments	10,630	1,312	10,630	2,479
Total operating costs and expenses	1,000,411	943,257	1,964,993	1,856,203

Operating income	70,176	65,826	145,529	128,776

Interest expense	6,614	6,198	12,851	11,565
Other, net	(795)	(20)	(1,632)	(184)

Income before provision for income taxes	64,357	59,648	134,310	117,395

Provision for income taxes	20,165	20,278	42,479	39,583

Income from continuing operations	44,192	39,370	91,831	77,812

Income (loss) from discontinued operations, net of taxes	—	3,507	—	(3,181)

Net income	$44,192	$42,877	$91,831	$74,631

Basic net income per share:
Income from continuing operations	$0.36	$0.31	$0.74	$0.60
Income (loss) from discontinued operations	$—	$0.02	$—	$(0.03)
Net income per share	$0.36	$0.33	$0.74	$0.57

Diluted net income per share:
Income from continuing operations	$0.35	$0.30	$0.73	$0.59
Income (loss) from discontinued operations	$—	$0.03	$—	$(0.03)
Net income per share	$0.35	$0.33	$0.73	$0.56

Basic weighted average shares outstanding	123,451	128,970	123,835	130,364

Diluted weighted average shares outstanding	126,641	131,427	126,339	132,626

Cash dividends per share	$0.09	$0.07	$0.16	$0.07

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 27, 2006	December 28, 2005

Cash Flows from Operating Activities:
Net income	$91,831	$74,631
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	96,974	94,313
Restructure charges and other impairments	10,630	2,479
Stock-based compensation	18,808	19,166
Deferred income taxes	(24,462)	(16,387)
Gain on sale of assets	(696)	(3,570)
Loss from discontinued operations, net of taxes	—	3,181
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(24,102)	(26,382)
Inventories	2,537	10,777
Prepaid expenses and other	5,764	3,935
Other assets	(4,297)	21,486
Current income taxes	47,331	27,591
Accounts payable	(9,902)	14,350
Accrued liabilities	68,881	77,669
Other liabilities	13,962	(21,895)
Net cash provided by operating activities of continuing operations	293,259	281,344

Cash Flows from Investing Activities:
Payments for property and equipment	(194,763)	(164,227)
Proceeds from sale of assets	23,574	11,745
Payments for purchases of restaurants	—	(23,095)
Net cash used in investing activities of continuing operations	(171,189)	(175,577)

Cash Flows from Financing Activities:
Purchases of treasury stock	(119,239)	(167,047)
Proceeds from issuances of treasury stock	38,502	18,268
Payments of dividends	(19,425)	(8,585)
Net (payments) borrowings on credit facilities	(12,051)	68,500
Excess tax benefits from stock-based compensation	1,954	732
Payments on long-term debt	(794)	(782)
Net cash used in financing activities of continuing operations	(111,053)	(88,914)

Cash Flows from Discontinued Operations (Revised – Note 1):
Net cash provided by operating activities of discontinued operations	—	7,890
Net cash used in investing activities of discontinued operations	—	(6,706)

Net cash provided by discontinued operations	—	1,184

Net change in cash and cash equivalents	11,017	18,037
Cash and cash equivalents at beginning of period	55,615	41,859
Cash and cash equivalents at end of period	$66,632	$59,896

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 27, 2006 and June 28, 2006 and for the thirteen week and twenty-six week periods ended December 27, 2006 and December 28, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We  own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), On The Border Mexican Grill & Cantina (“On The Border”), and Maggiano’s Little Italy (“Maggiano’s”).  In September 2005, we entered into an agreement to sell Corner Bakery Cafe (“Corner Bakery”).  The sale of the brand was completed in February 2006.  As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

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

In November 2006 the Board of Directors declared and paid a three-for-two stock split, effected in the form of a 50% stock dividend. As a result of the split, approximately 58.7 million shares of common stock were issued in November 2006. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. Shareholders’ equity accounts have been restated to reflect the reclassification of the par value of the increase in issued common shares from the retained earnings account to the common stock account.

We have revised our statement of cash flows for the twenty-six week period ended December 28, 2005 to separately disclose the operating and investing cash flows attributable to discontinued operations, which was reported on a combined basis as a single amount in the prior period.  Beginning December 29, 2005, straight-line rent incurred during the construction period is included in rent expense pursuant to FASB Staff Position 13-1 “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”).  These changes have no effect on our net income or financial position as previously reported.

2.     STOCK-BASED COMPENSATION

Effective June 30, 2005, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005. Stock-based compensation totaled approximately $6.8 million and $11.4 million for the second quarter of fiscal 2007 and 2006, respectively, and $18.8 million and $19.2 million for year-to-date fiscal 2007 and 2006, respectively.

3.       EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  Due to the antidilutive effect, options to purchase approximately 1.1 million and 3.5 million shares of common stock at December 27, 2006 and December 28, 2005, respectively, were not included in the dilutive earnings per share calculation.

4.     RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

During the second quarter of fiscal 2007, we made the decision to close restaurants based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria.  As a result of this analysis, we recorded a $10.6 million charge for long-lived asset impairments. The remaining carrying values of the long-lived assets associated with the closed restaurants totaled approximately $3.7 million at December 27, 2006.  The fair value of the long-lived assets was primarily based on estimates from third party real estate brokers who examined comparable property sales values in the respective markets in which the restaurants operate.

5.     DISPOSITION OF CORNER BAKERY

In September 2005, we entered into an agreement to sell Corner Bakery. The sale of the brand was completed in February 2006.  There was no operating activity during the first two quarters of fiscal 2007 related to Corner Bakery. We have reported the results of operations of Corner Bakery as discontinued operations in the first two quarters of fiscal 2006 which consist of the following (in thousands):

	Thirteen Week Periods Ended December 28, 2005	Twenty-six Week Periods Ended December 28, 2005

Revenues	$47,565	$91,940

Income before income tax expense from discontinued operations	$6,547	$10,853
Income tax expense	2,462	4,081
Net income from discontinued operations	4,085	6,772

Loss on sale of Corner Bakery, net of taxes (1)	(578)	(9,953)
Income (loss) from discontinued operations, net of taxes	$3,507	$(3,181)

(1)          The sale of Corner Bakery resulted in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes. The loss on sale includes tax expense totaling $634,000.

6.     SHAREHOLDERS’ EQUITY

The Board of Directors authorized an increase in the stock repurchase plan of $450.0 million in August 2006, bringing the total to $1,760.0 million.  Pursuant to our stock repurchase plan, we repurchased approximately 4.5 million shares of our common stock for $119.2 million during the first two quarters of fiscal 2007.  As of December 27, 2006, approximately $450.2 million was available under our share repurchase authorizations.  Our stock repurchase plan will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We will consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the first two quarters of fiscal 2007 and 2006 is as follows (in thousands):

	December 27, 2006	December 28, 2005

Income taxes, net of refunds	$17,657	$32,365
Interest, net of amounts capitalized	12,505	13,434

Non-cash investing and financing activities for the first two quarters of fiscal 2007 and 2006 are as follows (in thousands):

	December 27, 2006	December 28, 2005

Retirement of fully depreciated assets	$33,107	$39,734
Decrease in fair value of interest rate swaps	—	(4,946)

8.     CONTINGENCIES

As of December 27, 2006, we guarantee lease payments totaling $85.6 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2007 through fiscal 2020.  We remain secondarily liable for the leases.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No liability has been recorded as of December 27, 2006.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  The California Court of Appeals stayed all trial court activity in December 2006 and is currently reviewing the certification of the class.  We intend to vigorously defend our position.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

9.              SUBSEQUENT EVENT

In January 2007, we entered into an agreement with Pepper Dining, Inc. to sell 89 company-owned Chili’s restaurants.  This decision is the result of our strategy to increase the percentage of franchised restaurants through new and existing franchisees.  The net assets to be sold as of December 27, 2006 totaled approximately $115.0 million and consisted primarily of property and equipment.  The transaction is expected to close in the fourth quarter of fiscal 2007 upon completion of customary due diligence and closing procedures.  We expect to record a gain in the financial statements at the time the sale is complete.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2006	December 28, 2005	December 27, 2006	December 28, 2005

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.0%	28.5%	27.7%	28.3%
Restaurant expenses	55.5%	55.0%	55.7%	55.3%
Depreciation and amortization	4.5%	4.7%	4.6%	4.8%
General and administrative	4.4%	5.2%	4.6%	5.0%
Restructure charges and other impairments	1.0%	0.1%	0.5%	0.1%
Total operating costs and expenses	93.4%	93.5%	93.1%	93.5%

Operating income	6.6%	6.5%	6.9%	6.5%

Interest expense	0.6%	0.6%	0.6%	0.6%
Other, net	0.0%	0.0%	(0.1)%	0.0%

Income before provision for income taxes	6.0%	5.9%	6.4%	5.9%

Provision for income taxes	1.9%	2.0%	2.0%	2.0%

Income from continuing operations	4.1%	3.9%	4.4%	3.9%

Income (loss) from discontinued operations, net of taxes	—	0.3%	—	(0.1)%

Net income	4.1%	4.2%	4.4%	3.8%

The following table details the number of restaurant openings during the second quarter and year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2007.

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006	Fiscal 2007
Chili’s:
Company-owned	28	23	56	45	944	863	125-130
Franchised	4	5	8	12	202	159	10-15
Total	32	28	64	57	1,146	1,022	135-145

Macaroni Grill:
Company-owned	1	—	3	4	224	223	4-5
Franchised	2	1	2	1	13	7	3-4
Total	3	1	5	5	237	230	7-9

Maggiano’s	1	2	2	4	39	37	4-5

On The Border:
Company-owned	3	4	5	6	128	122	12-14
Franchised	—	—	2	1	23	19	4-6
Total	3	4	7	7	151	141	16-20

Corner Bakery:
Company-owned	—	1	—	4	—	89	—
Franchised	—	—	—	—	—	3	—
Total	—	1	—	4	—	92	—

International:
Company-owned	—	—	—	—	5	5	—
Franchised	11	3	15	6	134	111	38-41
Total	11	3	15	6	139	116	38-41

Grand Total	50	39	93	83	1,712	1,638	200-220

At December 27, 2006, we owned the land and buildings for 316 of the 1,340 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $268.9 million and $270.1 million, respectively.

OVERVIEW

At December 27, 2006, we owned, operated, or franchised 1,712 restaurants.  We intend to continue the expansion of our restaurant brands by opening restaurants in strategically desirable markets. The restaurant site selection process is critical to our long-term success and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. We intend to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports and food courts) that can adequately support any of our restaurant brands.  In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands from 20% to approximately 30% through an active program of franchising company-owned restaurants and accelerated development commitments from franchisees.  Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to develop multi-restaurant operations.  The specific rate at which we are able to open new restaurants is determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management personnel.

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

REVENUES

Revenues for the second quarter of fiscal 2007 increased to $1,070.6 million, 6.1% over the $1,009.1 million generated for the same quarter of fiscal 2006. Revenues for the twenty-six week period ended December 27, 2006 rose 6.3% to $2,110.5 million from the $1,985.0 million generated for the same period of fiscal 2006. The increase was primarily attributable to a net increase of 90 company-owned restaurants (excluding Corner Bakery) since December 28, 2005, partially offset by a decrease in comparable restaurant sales. We increased our capacity for the second quarter and year-to-date of fiscal 2007 by 7.8% and 8.1%, respectively, compared to the respective prior year periods. Comparable restaurant sales decreased 2.1% for the second quarter and year-to-date from the same periods of fiscal 2006.  Menu prices in the aggregate increased 1.9% for the second quarter and 2.3% for year-to-date fiscal 2007 as compared to the same periods of fiscal 2006.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased 0.5% and 0.6% for the second quarter and year-to-date of fiscal 2007 as compared to the same periods of fiscal 2006.  The decreases were primarily due to an increase in menu prices and favorable commodity price changes for beef, chicken and cheeses, partially offset by an unfavorable product mix shift for our ribs as a result of Chili’s promotions during the second quarter of fiscal 2007.

Restaurant expenses, as a percent of revenues, increased 0.5% and 0.4% for the second quarter and year-to-date fiscal 2007, respectively, as compared to the same periods of fiscal 2006. The increases were primarily due to an increase in repair and maintenance expenses, increased straight-line rent expense as a result of adopting FSP 13-1 and increased labor expenses, partially offset by a decrease in utilities.  Restaurant expenses recorded during the first two quarters of fiscal 2007 included a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment. Restaurant expenses recorded during the first two quarters of fiscal 2006 included a $3.3 million gain on the sale of real estate.

Depreciation and amortization increased $1.1 million and $2.7 million for the second quarter and year-to-date fiscal 2007, respectively, as compared to the same periods of fiscal 2006.  The increase in depreciation expense was due to new restaurant construction and ongoing remodel costs, partially offset by a decrease in depreciation related to restaurant closures and dispositions and a declining depreciable asset base for older restaurants.

General and administrative expenses decreased $4.6 million for the second quarter of fiscal 2007 as compared to the same period of fiscal 2006.  The decrease was primarily due to the change in our annual grant date for stock-based compensation and lower meeting expenses, partially offset by increased litigation expense and increased 401k matching and employee participation.  General and administrative expenses decreased $1.5 million for year-to-date fiscal 2007 as compared to the same period of fiscal 2006.  The decrease was primarily due to a decrease in meeting expenses, performance-based compensation, and a decrease in headcount partially offset by increased 401k matching and increased litigation expense.

Restructure charges and other impairments recorded during the second quarter of fiscal 2007 consist of impairment charges associated with restaurant closures.  Restructure charges and other impairments recorded during fiscal 2006 consist primarily of charges related to previously closed restaurants, including a decrease in the estimated sales value of owned restaurants as well as an increase in lease obligations associated with closed restaurants. During the third and fourth quarter of fiscal 2007, we expect to record additional charges primarily related to existing lease obligations associated with restaurant closures.

Interest expense increased $416,000 and $1.3 million for the second quarter and year-to-date fiscal 2007, respectively, as compared to the same periods of fiscal 2006.  The increase was primarily due to increased average borrowings and increased interest rates on our lines-of-credit.

INCOME TAXES

The effective income tax rate related to continuing operations decreased to 31.3% from 34.0% for the second quarter of fiscal 2007 and to 31.6% from 33.7% for year-to-date fiscal 2007 as compared to the same periods of fiscal 2006. The decrease in the tax rate was primarily due to a decrease in stock-based compensation related to incentive stock options, which is not deductible until exercised, and benefits from state income tax planning.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $323.2 million at December 27, 2006 from $255.1 million at June 28, 2006 primarily due to the increase in gift card liabilities as a result of increased holiday sales and the increase in income taxes payable due to timing of payments, partially offset by cash used for repurchases of treasury stock. Net cash provided by operating activities of continuing operations increased to $293.3 million for the first two quarters of fiscal 2007 from $281.3 million during the same period in fiscal 2006 due to increased profitability, partially offset by the timing of operational receipts and payments.  We believe that our various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $194.8 million for the first two quarters of fiscal 2007 compared to $164.2 million for the same period of fiscal 2006.  We estimate that our capital expenditures during the third quarter of fiscal 2007 will be approximately $138.1 million and will be funded entirely from operations and existing credit facilities.

We sold fifteen Chili’s restaurants to a franchisee for cash proceeds of $20.1 million during the first quarter of fiscal 2007.

In November 2006, we announced the declaration of a dividend to common stock shareholders and increased the amount paid by 35% to $0.09 per share.  The dividend was paid in November 2006, bringing total dividends paid during the first two quarters of fiscal 2007 to approximately $19.4 million.

The Board of Directors authorized an increase in the stock repurchase plan of $450.0 million in August 2006, bringing the total to $1,760.0 million.

In August 2006, we announced a plan to return capital to shareholders through a modified “Dutch auction” tender offer for up to approximately 17.5 million shares of common stock.  In October 2006, we accepted for purchase approximately 1.9 million shares of common stock at a purchase price of $26.67 per share, for a total cost of $51.9 million including related transaction costs.  The tender offer was funded through existing lines of credit.

In November 2006, we entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to $100 million of shares of our common stock.  The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  All purchases are made subject to the restrictions of Rule 10b-18 relating to volume, price and timing so as to minimize the impact of the purchases upon the market for our shares.  As of December 27, 2006, 945,000 shares have been repurchased for approximately $28.5 million under the plan.

Including the tender offer and 10b5-1 plan, we repurchased approximately 4.5 million shares of our common stock for $119.2 million during the first two quarters of fiscal 2007.  As of December 27, 2006, approximately $450.2 million was available under our share repurchase authorizations.  Our stock repurchase plan will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We will consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity. Additional purchases will be funded entirely from operations, existing credit facilities, and the sale of company-owned restaurants.

We allowed a one-year unsecured committed credit facility of $400.0 million to expire unused in December 2006.

We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facilities and from our internal cash generating capabilities to adequately manage the expansion of our business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements.  FIN 48 is effective for us beginning in the first quarter of fiscal 2008.  We are currently in the process of assessing the impact that FIN 48 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for us beginning in fiscal 2009.  We are currently in the process of assessing the impact that SFAS 157 may have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year error and the cumulative error, if applicable.  This bulletin prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material.  SAB 108 is effective for our current fiscal year.  We are currently in the process of assessing the impact that SAB 108 may have on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 27, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Each of our restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located.  We generally have not encountered any material difficulties or failures in obtaining the required licenses and approvals that could delay or prevent the opening of a new restaurant, or impact the continuing operations of an existing restaurant.  Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we will not experience material difficulties or failures that could delay the opening of restaurants in the future or impact the continuing operations of an existing restaurant.

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

Our ability to upon, among other things, our ability to:

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to our consolidated financial statements set forth in Part I of this report.

Item 1A. RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2007 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
September 28, 2006 through November 1, 2006	1,888,862	$26.67	$478,667
November 2, 2006 through November 29, 2006	90,000	$30.66	$475,906
November 30, 2006 through December 27, 2006	855,000	$30.09	$450,160

	2,833,862	$27.83

(a)          All of the shares purchased during the second quarter of fiscal 2007 were purchased as part of the publicly announced programs described in part I of this report.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Proxy Statement dated September 8, 2006 for the Annual Meeting of Shareholders held on November 2, 2006, as filed with the Securities and Exchange Commission on September 8, 2006, is incorporated herein by reference.

(a)          The Annual Meeting of Shareholders of the Company was held on November 2, 2006.

(b)         Each of the management’s nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Votes For	Votes Against or Withheld

Douglas H. Brooks	68,910,400	4,178,371
Robert M. Gates (a)	72,934,010	154,761
Marvin J. Girouard	72,992,728	96,043
Ronald Kirk	72,990,720	98,051
George R. Mrkonic	72,830,895	257,876
Erle Nye	72,992,991	95,780
James E. Oesterreicher	68,903,073	4,185,698
Rosendo G. Parra	72,993,383	95,388
Cece Smith	72,996,499	92,272

(a)          On December 7, 2006, Dr. Robert M. Gates resigned from our Board of Directors.  Dr. Gates was confirmed on December 6, 2006 by the United States Senate to be Secretary of Defense for the United States of America.

(c)          The following matter was also voted upon at the meeting and approved by the shareholders:

(i)                                proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2007

Votes For	72,828,645
Votes Against	237,483
Votes Abstained	22,644

(d)         The following matter was also voted upon at the meeting and rejected by the shareholders:

(i)                                shareholder proposal submitted by PETA and Calvert Group, LTD

Votes For	7,589,319
Votes Against	50,838,190
Votes Abstained	8,376,448

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

BRINKER INTERNATIONAL, INC.

Date: February 5, 2007	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2007	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

•