Form 10-Q
period 2007-03-28
BRINKER INTERNATIONAL INC
filed 2007-05-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
Common Stock, $0.10 par value	113,484,390 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 28, 2007	June 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,409	$55,528
Accounts receivable	44,766	52,540
Inventories	37,027	38,778
Prepaid expenses and other	80,297	81,901
Deferred income taxes	14,343	8,638
Assets held for sale	133,688	121,275
Total current assets	384,530	358,660
Property and Equipment, at Cost:
Land	272,703	270,762
Buildings and leasehold improvements	1,752,822	1,599,313
Furniture and equipment	729,506	703,918
Construction-in-progress	96,656	92,675
	2,851,687	2,666,668
Less accumulated depreciation and amortization	(1,065,017)	(987,278)
Net property and equipment	1,786,670	1,679,390
Other Assets:
Goodwill	142,688	142,523
Deferred income taxes	2,735	—
Other	45,888	41,206
Total other assets	191,311	183,729
Total assets	$2,362,511	$2,221,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,230	$2,197
Accounts payable	180,495	151,216
Accrued liabilities	328,560	309,588
Income taxes payable	40,168	29,453
Liabilities associated with assets held for sale	6,017	5,069
Total current liabilities	557,470	497,523

Long-term debt, less current installments	593,380	500,515
Deferred income taxes	—	7,016
Other liabilities	158,099	140,893

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,666 shares issued and 120,649,515 shares outstanding at March 28, 2007, and 176,246,666 shares issued and 125,306,825 shares outstanding at June 28, 2006	17,625	17,625
Additional paid-in capital	432,391	406,626
Accumulated other comprehensive income	916	773
Retained earnings	1,718,375	1,602,786
	2,169,307	2,027,810
Less:
Treasury stock, at cost (55,597,151 shares at March 28, 2007 and 50,939,841 shares at June 28, 2006)	(1,115,745)	(951,978)
Total shareholders’ equity	1,053,562	1,075,832
Total liabilities and shareholders’ equity	$2,362,511	$2,221,779

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 28,	March 29,	March 28,	March 29,
	2007	2006	2007	2006

Revenues	$1,123,428	$1,092,790	$3,233,950	$3,077,769

Operating Costs and Expenses:
Cost of sales	318,463	307,205	903,582	869,668
Restaurant expenses	628,763	587,950	1,803,742	1,686,093
Depreciation and amortization	46,116	48,357	143,090	142,670
General and administrative	44,367	53,735	141,658	152,540
Restructure charges and other impairments	2,941	(529)	13,571	1,950
Total operating costs and expenses	1,040,650	996,718	3,005,643	2,852,921

Operating income	82,778	96,072	228,307	224,848

Interest expense	6,446	5,630	19,297	17,195
Other, net	(995)	(939)	(2,627)	(1,123)

Income before provision for income taxes	77,327	91,381	211,637	208,776

Provision for income taxes	22,756	28,250	65,235	67,833

Income from continuing operations	54,571	63,131	146,402	140,943

Income (loss) from discontinued operations, net of taxes	—	1,626	—	(1,555)

Net income	$54,571	$64,757	$146,402	$139,388

Basic net income per share:
Income from continuing operations	$0.45	$0.49	$1.19	$1.09
Income (loss) from discontinued operations	$—	$0.02	$—	$(0.01)
Net income per share	$0.45	$0.51	$1.19	$1.08

Diluted net income per share:
Income from continuing operations	$0.43	$0.48	$1.16	$1.07
Income (loss) from discontinued operations	$—	$0.02	$—	$(0.01)
Net income per share	$0.43	$0.50	$1.16	$1.06

Basic weighted average shares outstanding	122,019	127,868	123,213	129,498

Diluted weighted average shares outstanding	125,712	130,182	126,144	131,778

Cash dividends per share	$0.09	$0.07	$0.25	$0.14

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	March 28,	March 29,
	2007	2006

Cash Flows from Operating Activities:
Net income	$146,402	$139,388
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	143,090	142,670
Restructure charges and other impairments	13,571	1,950
Stock-based compensation	23,730	25,872
Deferred income taxes	(15,545)	(22,385)
Gain on sale of assets	(1,736)	(10,563)
Loss from discontinued operations, net of taxes	—	1,555
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	8,814	(6,660)
Inventories	1,358	6,924
Prepaid expenses and other	4,766	1,702
Other assets	(4,823)	21,202
Current income taxes payable	6,376	35,689
Accounts payable	29,218	19,986
Accrued liabilities	18,423	47,187
Other liabilities	16,905	(13,635)
Net cash provided by operating activities of continuing operations	390,549	390,882

Cash Flows from Investing Activities:
Payments for property and equipment	(301,088)	(253,559)
Proceeds from sale of assets	26,189	29,962
Payments for purchases of restaurants	—	(23,095)
Proceeds from disposition of equity method investee	—	1,101

Net cash used in investing activities of continuing operations	(274,899)	(245,591)

Cash Flows from Financing Activities:
Purchases of treasury stock	(222,129)	(252,454)
Proceeds from issuances of treasury stock	58,935	51,113
Payments of dividends	(30,352)	(17,058)
Net borrowings on credit facilities	94,397	16,450
Excess tax benefits from stock-based compensation	4,339	2,034
Payments on long-term debt	(1,959)	(1,181)
Net cash used in financing activities of continuing operations	(96,769)	(201,096)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	—	5,042
Net cash provided by investing activities of discontinued operations	—	62,845
Net cash provided by discontinued operations	—	67,887

Net change in cash and cash equivalents	18,881	12,082
Cash and cash equivalents at beginning of period	55,528	41,859
Cash and cash equivalents at end of period	$74,409	$53,941

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 28, 2007 and June 28, 2006 and for the thirteen week and thirty-nine week periods ended March 28, 2007 and March 29, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We  own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), On The Border Mexican Grill & Cantina (“On The Border”), and Maggiano’s Little Italy (“Maggiano’s”).  In September 2005, we entered into an agreement to sell Corner Bakery Cafe (“Corner Bakery”).  The sale of the brand was completed in February 2006.  As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements.

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

In November 2006, the Board of Directors declared and paid a three-for-two stock split, effected in the form of a 50% stock dividend. As a result of the split, approximately 58.7 million shares of common stock were issued in November 2006. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. Shareholders’ equity accounts have been restated to reflect the reclassification of the par value of the increase in issued common shares from the retained earnings account to the common stock account.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2007 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

2.     STOCK-BASED COMPENSATION

Effective June 30, 2005, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005. Stock-based compensation totaled approximately $4.9 million and $6.7 million for the third quarter of fiscal 2007 and 2006, respectively, and $23.7 million and $25.9 million for year-to-date fiscal 2007 and 2006, respectively.

3.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  Due to the antidilutive effect, approximately 48,000 and 844,000 shares of common stock under our stock-based compensation plans were not included in the dilutive earnings per share calculation at March 28, 2007 and March 29, 2006, respectively.

4.     RESTRUCTURE CHARGES AND OTHER IMPAIRMENTS

During the second quarter of fiscal 2007, we recorded a $10.6 million charge for long-lived asset impairments resulting from the decision to close thirteen restaurants, including nine Macaroni Grill, three On The Border, and one Chili’s restaurants. The decision to close the restaurants was based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. During the third quarter of fiscal 2007, we recorded an additional $2.2 million charge primarily related to remaining lease obligations associated with the closed restaurants.

The remaining carrying values of the long-lived assets associated with the closed restaurants totaled approximately $3.7 million at March 28, 2007. The fair value of the long-lived assets was primarily based on estimates from third party real estate brokers who examined comparable property sales values in the respective markets in which the restaurants operate.

5.              DISPOSITION OF CHILI’S RESTAURANTS

In January 2007, we entered into an agreement with Pepper Dining, Inc. to sell 89 company-owned Chili’s restaurants with plans to develop an additional 20-44 new franchised Chili’s locations. This decision is the result of our strategy to increase the percentage of franchised restaurants through new and existing franchisees.  Upon signing of the agreement, we determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met.  Accordingly, the assets and liabilities associated with this transaction have been separately presented as held for sale in the consolidated balance sheets and depreciation has ceased on these assets.  The net assets to be sold totaled approximately $127.7 million at March 28, 2007 and consisted primarily of property and equipment of $125.5 million.  The transaction is expected to close in the fourth quarter of fiscal 2007 upon completion of customary due diligence and closing procedures.  We expect to record a gain in the financial statements at the time the sale is complete.

6.              DISPOSITION OF CORNER BAKERY

In September 2005, we entered into an agreement to sell Corner Bakery. The sale of the brand was completed in February 2006.  There was no operating activity during the first three quarters of fiscal 2007 related to Corner Bakery. We have reported the results of operations of Corner Bakery as discontinued operations in the first three quarters of fiscal 2006 which consist of the following (in thousands):

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
	March 29,	March 29,
	2006	2006

Revenues	$16,992	$108,932

Income before income tax expense from discontinued operations	$2,208	$13,061
Income tax expense	830	4,911
Net income from discontinued operations	1,378	8,150

Gain (loss) on sale of Corner Bakery, net of taxes (1)	248	(9,705)
Income (loss) from discontinued operations, net of taxes	$1,626	$(1,555)

(1)          The sale of Corner Bakery resulted in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes.  The loss on sale includes tax expense totaling $784,000.

7.              SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $1,760.0 million of share repurchases.  Pursuant to our share repurchase plan, we repurchased approximately 7.7 million shares of our common stock for $222.1 million during the first three quarters of fiscal 2007.  As of March 28, 2007, approximately $347.3 million was available under our share repurchase authorizations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.  Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

8.              SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2007 and 2006 is as follows (in thousands):

	March 28, 2007	March 29, 2006

Income taxes, net of refunds	$70,067	$58,194
Interest, net of amounts capitalized	14,352	12,516

Non-cash investing and financing activities for the first three quarters of fiscal 2007 and 2006 are as follows (in thousands):

	March 28, 2007	March 29, 2006

Retirement of fully depreciated assets	$36,817	$43,977
Decrease in fair value of interest rate swaps	—	(8,400)

9.     CONTINGENCIES

As of March 28, 2007, we guarantee lease payments totaling $81.8 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2007 through fiscal 2020.  We remain secondarily liable for the leases.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 28, 2007.

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

10.  SUBSEQUENT EVENTS

In April 2007, we announced a plan to return capital to shareholders through an accelerated share repurchase (“ASR”) transaction for $297 million in common stock. The number of shares to be repurchased will be determined based on the volume weighted average share price during a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased.  The purchases will be executed by a broker-dealer over a time period not to exceed five and one-half months from the initial execution date.  Shares repurchased under the ASR will be held as treasury shares.  Under no circumstances will we be required to deliver shares or cash upon settlement to the broker-dealer in this transaction.

In April 2007, we also entered into an agreement for a one-year unsecured committed credit facility of $400.0 million. The facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.0%. The new credit facility will be used to fund the ASR and for general corporate purposes.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 28,	March 29,	March 28,	March 29,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.3%	28.1%	27.9%	28.3%
Restaurant expenses	56.0%	53.8%	55.8%	54.8%
Depreciation and amortization	4.1%	4.4%	4.4%	4.6%
General and administrative	3.9%	4.9%	4.4%	4.9%
Restructure charges and other impairments	0.3%	0.0%	0.4%	0.1%
Total operating costs and expenses	92.6%	91.2%	92.9%	92.7%

Operating income	7.4%	8.8%	7.1%	7.3%

Interest expense	0.6%	0.5%	0.6%	0.5%
Other, net	(0.1)%	(0.1)%	0.0%	0.0%

Income before provision for income taxes	6.9%	8.4%	6.5%	6.8%

Provision for income taxes	2.0%	2.6%	2.0%	2.2%

Income from continuing operations	4.9%	5.8%	4.5%	4.6%

Income (loss) from discontinued operations, net of taxes	—	0.1%	—	(0.1)%

Net income	4.9%	5.9%	4.5%	4.5%

The following table details the number of restaurant openings during the third quarter and year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2007.

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2006	2007	2006	2007	2006	2007
Chili’s:
Company-owned	34	25	90	70	977	880	125-130
Franchised	4	4	12	16	206	169	10-15
Total	38	29	102	86	1,183	1,049	135-145

Macaroni Grill:
Company-owned	—	3	3	7	216	225	4-5
Franchised	2	—	4	1	15	7	3-4
Total	2	3	7	8	231	232	7-9

Maggiano’s	1	—	3	4	40	37	4-5

On The Border:
Company-owned	6	1	11	7	131	121	12-14
Franchised	1	—	3	1	25	21	4-6
Total	7	1	14	8	156	142	16-20

Corner Bakery:
Company-owned	—	2	—	6	—	—	—
Franchised	—	—	—	—	—	—	—
Total	—	2	—	6	—	—	—

International: (a)
Company-owned	—	—	—	—	5	5	—
Franchised	7	4	22	10	141	115	38-41
Total	7	4	22	10	146	120	38-41

Grand Total	55	39	148	122	1,756	1,580	200-220

a)              At the end of the third quarter of fiscal year 2007, international company-owned restaurants by brand included four Chili’s and one Macaroni Grill.  International franchise restaurants by brand included 131 Chili’s and 10 Macaroni Grills.

At March 28, 2007, we owned the land and buildings for 319 of the 1,369 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $271.7 million and $269.5 million, respectively.

OVERVIEW

At March 28, 2007, we owned, operated, or franchised 1,756 restaurants through our four brands: Chili’s, Macaroni Grill, On The Border, and Maggiano’s. The third quarter of fiscal 2007 represented a difficult operating environment for the casual dining industry and prevented our brands from achieving targeted operating results. Negative comparable restaurant sales across all of our brands were due in part to severe winter weather, increased competition, lower price increases and less advertising this year versus last year. The reduced sales growth for the third quarter did not permit the sales leverage we realized in the first half of fiscal 2007 to continue into the third quarter. Despite the current challenges, we remain committed to our company’s strategic initiatives that are designed to build our business for the long-term. We will continue to focus on our core strategies of developing new profitable restaurants, growing comparable restaurant sales and base-business profitability through sound operations and marketing initiatives and effectively leveraging our infrastructure.

Our focus on our core strategies revolves around development, continuous menu innovation and initiatives to improve processes, service and overall customer satisfaction. These initiatives are designed to deliver long-term results and are intended to enable Brinker to perform favorably in a variety of economic environments.  During the third quarter of fiscal 2007, these goals were evidenced by the following operational highlights:

•                  The opening of 41 company-owned and 14 franchised restaurants, including seven international restaurants.

•                  Continuous culinary innovations and the introduction of new items to the core menus at all four of our brands.

•                  Increased investment in team members, particularly at the hourly and restaurant management levels, to improve the overall guest experience and increase employee tenure at our restaurants.

•                  Expanded our commitment to our brand extensions such as ToGo and catering, which are growing in popularity as busy consumers look for quality meal solutions.

•                  Entered into an agreement to sell 89 company-owned Chili’s restaurants to Pepper Dining, Inc., which is expected to close by the end of fiscal year 2007. This agreement also includes plans to develop an additional 20-44 new franchised Chili’s locations.

We intend to continue the expansion of our restaurant brands by opening units in strategically desirable markets. The restaurant site selection process is critical to our long-term success, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. We intend to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports and food courts) that can adequately support any of our restaurant brands.  The specific rate at which we are able to open new restaurants is determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, construction and equipment costs, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management personnel.

In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands from 20% to approximately 35% by the end of fiscal year 2008 through an active program of franchising company-owned Chili’s, Macaroni Grill, and On The Border restaurants and accelerated development commitments from franchisees. Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to develop multi-unit operations.

As we continue to pursue avenues to expand our business, effectively manage the bottom line and enhance the guest experience, we also remain committed to returning capital to our shareholders.  This commitment was demonstrated by the repurchase of approximately 3.2 million shares during the third quarter of fiscal 2007 and approximately 7.7 million shares year-to-date.  In addition, in April 2007 we announced an accelerated share repurchase (“ASR”) agreement to purchase $297 million in common stock.

The restaurant industry is a highly competitive business, which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, pork, chicken, seafood, dairy, cheese, produce, energy, wage rates and other necessities to operate a restaurant.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.  Despite these risks, we remain confident in the long-term prospects of the industry and in our ability to perform effectively in an extremely competitive marketplace.

REVENUES

Revenues for the third quarter of fiscal 2007 increased to $1,123.4 million, 2.8% over the $1,092.8 million generated for the same quarter of fiscal 2006. Revenues for the thirty-nine week period ended March 28, 2007 rose 5.1% to $3,234.0 million from $3,077.8 million during the same period of fiscal 2006. The increase in revenue was primarily attributable to capacity growth, partially offset by a decrease in comparable restaurant sales.

	Thirteen Week Period Ended March 28, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(4.4)%	1.1%	(0.8)%	7.9%

Chili’s	(4.4)%	1.1%	(1.4)%	10.5%

Macaroni Grill	(4.2)%	1.5%	—	(1.1)%

On The Border	(5.7)%	0.6%	1.7%	6.0%

Maggiano’s	(3.0)%	0.7%	(1.1)%	7.3%

	Thirty-Nine Week Period Ended March 28, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(2.9)%	1.9%	(0.1)%	8.0%

Chili’s	(2.7)%	2.1%	(0.5)%	10.4%

Macaroni Grill	(3.6)%	1.4%	0.1%	0.2%

On The Border	(3.9)%	1.5%	2.8%	5.5%

Maggiano’s	(1.9)%	1.8%	(0.5)%	8.3%

We increased our capacity 7.9% for the third quarter and 8.0% year-to-date fiscal 2007 from the same periods of fiscal 2006. The increase in capacity was due to a net increase of 101 company-owned restaurants (excluding Corner Bakery) since March 29, 2006. Comparable restaurant sales decreased 4.4% for the third quarter and 2.9% year-to-date fiscal 2007, as compared to the same periods last year. The decrease in comparable restaurant sales resulted from a decline in traffic at all brands and unfavorable product mix shifts at Chili’s and Maggiano’s. These decreases were partially offset by an increase in menu prices at all brands.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased 0.2% for the third quarter of fiscal 2007 as compared to the same period of fiscal 2006. The increase was primarily due to an unfavorable commodity price change for salmon and produce, and an unfavorable product mix shift for chicken and bread, partially offset by an increase in menu prices. Cost of sales, as a percent of revenues, decreased 0.4% for year-to-date fiscal 2007 as compared to the same period of fiscal 2006. The decrease was primarily due to an increase in menu prices and favorable commodity price changes for chicken, partially offset by an unfavorable commodity price change for produce and an unfavorable product mix shift for bread.

Restaurant expenses, as a percent of revenues, increased 2.2% and 1.0% for the third quarter and year-to-date fiscal 2007, respectively, as compared to the same periods of fiscal 2006. The increases were primarily due to minimum wage increases and increases in repair and maintenance expenses. Restaurant expenses for year-to-date fiscal 2007 included a $1.7 million gain related to the sale of company-owned restaurants to franchisees in the third quarter and a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment in the first quarter. Restaurant expenses for year-to-date fiscal 2006 included a $7.0 million net gain related to the sale of company-owned restaurants to franchisees in the third quarter and a $3.3 million gain on the sale of real estate in the first quarter.

Depreciation and amortization decreased $2.2 million for the third quarter fiscal 2007 as compared to the same period of fiscal 2006.  The decrease in depreciation expense was primarily related to an increase in fully depreciated assets and the classification of assets held for sale in January 2007, at which time the assets are no longer depreciated. These decreases were partially offset by new restaurant construction and ongoing remodel costs.  Depreciation and amortization increased $420,000 for year-to-date fiscal 2007 as compared to the same period of fiscal 2006.  The increase in deprecation was primarily due to new restaurant construction and ongoing remodel costs, partially offset by a decrease related to fully depreciated assets, store closings and the classification of assets held for sale in January 2007.

General and administrative expenses decreased $9.4 million, or 17.4%, for the third quarter of fiscal 2007 as compared to the same period of fiscal 2006. The decrease was primarily due to lower than expected annual variable compensation payouts and decreased stock-based compensation expense, partially offset by increased 401k matching and employee participation. General and administrative expenses decreased $10.9 million, or 7.1%, for year-to-date fiscal 2007 as compared to the same period of fiscal 2006.  The decrease was primarily due to lower than expected annual variable compensation payouts, reduced meeting expenses, and a decrease in headcount, partially offset by increased 401k matching and employee participation.

Restructure charges and other impairments recorded during fiscal 2007 and 2006 consist of asset impairment charges and existing lease obligations associated with restaurant closures. The fiscal 2006 charges were partially offset by a gain related to the final disposition of our interest in Rockfish Seafood Grill.

Interest expense increased $816,000 and $2.1 million for the third quarter and year-to-date fiscal 2007, respectively, as compared to the same periods of fiscal 2006.  The increase was primarily due to increased average borrowings and increased interest rates on our credit facilities.

INCOME TAXES

The effective income tax rate related to continuing operations decreased to 29.4% from 30.9% for the third quarter of fiscal 2007 and to 30.8% from 32.5% for year-to-date fiscal 2007 as compared to the same periods of fiscal 2006. The decrease in the tax rate was primarily due to incentive stock options, which are deductible when exercised, and benefits from state income tax planning.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $172.9 million at March 28, 2007 from $138.9 million at June 28, 2006 primarily due to the increase in accounts payable due to timing of payments as well as an increase in income taxes payable. Net cash provided by operating activities of continuing operations decreased to $390.5 million for year-to-date fiscal 2007 from $390.9 million during the same period in fiscal 2006 due to the timing of operational receipts and payments, partially offset by increased profitability. We believe that our various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $301.1 million for year-to-date fiscal 2007 compared to $253.6 million for the same period of fiscal 2006.  We estimate that our capital expenditures during the fourth quarter of fiscal 2007 will be approximately $125.0 million and will be funded entirely from operations and existing credit facilities.

We sold fifteen Chili’s restaurants and one On the Border restaurant to franchisees during the first three quarters of fiscal 2007 for cash proceeds of $22.1 million.

In February 2007, we announced the declaration of a dividend to common stock shareholders in the amount of $0.09 per share.  The dividend was paid in March 2007, bringing total dividends paid year-to-date fiscal 2007 to approximately $30.4 million.

The Board of Directors has authorized a total of $1,760.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In order to accomplish this goal, we have implemented several programs during fiscal year 2007.  In August 2006, we announced a modified “Dutch auction” tender offer for up to approximately 17.5 million shares of common stock.  In November 2006, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to $100.0 million of shares of our common stock.  Following the expiration of this plan, we entered into another trading plan for the purchase of up to $200.0 million of shares of our common stock in February 2007.  Including the tender offer and 10b5-1 plans, we repurchased approximately 7.7 million shares of our common stock for $222.1 million during the first three quarters of fiscal 2007, which was funded through existing credit facilities.  We terminated the latest trading plan on April 18, 2007.

On April 23, 2007, we announced a plan to return capital to shareholders through an ASR transaction for the remainder of our share repurchase authorizations of $297 million. The number of shares to be repurchased will be determined based on the volume weighted average share price during a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased.  The purchases will be executed by a broker-dealer over a time period not to exceed five and one-half months from the initial execution date.  Shares repurchased under the ASR will be held as treasury shares.  Under no circumstances will we be required to deliver shares or cash upon settlement to the broker-dealer in this transaction.

In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

In April 2007, we also entered into an agreement for a one-year unsecured committed credit facility of $400.0 million. The facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.0%. The new credit facility will be used to fund the ASR and for general corporate purposes. Depending upon the amount utilized, we may pursue a refinancing of this credit facility subject to market conditions. We expect our interest expense to increase in the fourth quarter of fiscal 2007 due to borrowings under the new credit facility.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year error and the cumulative error, if applicable.  This bulletin prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material.  SAB 108 is effective for our current fiscal year.  We do not believe that SAB 108 will have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our third quarter ended March 28, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 9 to our consolidated financial statements set forth in Part I of this report.

Item 1A.  RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2006.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2007 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
December 28, 2006 through January 31, 2007	942,400	$30.48	$421,194
February 1, 2007 through February 28, 2007	915,600	$33.53	$390,471
March 1, 2007 through March 28, 2007	1,319,998	$32.70	$347,270
	3,177,998	$32.28

(a)          All of the shares purchased during the third quarter of fiscal 2007 were purchased as part of the publicly announced programs described in part I of this report.

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

BRINKER INTERNATIONAL, INC.

Date: May 7, 2007	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2007	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)