Form 10-K
period 2007-06-27
BRINKER INTERNATIONAL INC
filed 2007-08-27
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2007	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $3,157,333,126.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2007
Common Stock, $0.10 par value	105,149,956 shares

DOCUMENTS INCORPORATED BY REFERENCE

        We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 27, 2007 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 1, 2007, to be dated on or about September 10, 2007, into Part III hereof, to the extent indicated herein.

PART I

Item 1.       BUSINESS.

General

        References to "Brinker," "the Company," "we," "us," and "our" in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

        We own, develop, operate and franchise the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), and Maggiano's Little Italy ("Maggiano's") restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisitions of Macaroni Grill in November 1989, On The Border in May 1994, and Maggiano's in August 1995.

Restaurant Brands

Chili's Grill & Bar

        Chili's is a recognized leader in the full-service, casual dining category and features a varied menu. Every day at our Chili's locations around the world we open the doors to our restaurants and invite our guests with one consistent greeting—"Welcome to Chili's". Hospitality has been the foundation of who we are and how we serve our guests for more than 30 years.

        Our Chili's menu is lead by signature offerings such as Big Mouth Burgers, Baby Back Ribs, Sizzling Fajitas and the Awesome Blossom, to name just a few. With our varied menu, we have something for everyone during dinner and lunch, any day of the week. At most of our Chili's restaurants we include a Margarita Bar serving alcohol and a variety of specialty margaritas, including our signature Presidente Margarita. We pride ourselves on delivering fresh, flavorful, and high quality food with substantial portions at affordable prices to our guests. Chili's also offers time starved guests the convenience of great quality food, via our To-Go menu and separate To-Go entrances within the majority of our restaurants.

        The décor of a Chili's restaurant consists of booth seating, tile-top tables, wood and brick walls covered with interesting memorabilia. In 2007, we began an extensive re-imaging initiative while continuing to open new restaurants designed to further deliver our guests a "Spiced-up Experience."

        During the year ending June 27, 2007, entrée selections ranged in menu price from $5.99 to $15.20. The average revenue per meal, including alcoholic beverages, was approximately $12.45 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.5% of Chili's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.5%. Our average annual sales volume per Chili's restaurant during this same year was $3.1 million.

Romano's Macaroni Grill

        Macaroni Grill is a full-service, national, casual dining Italian restaurant brand. Our guests enjoy culinary masterpieces inspired by our culinary heritage at Macaroni Grill. Our menus include signature pastas, pizzas, grilled steak, seafood, salads and delicious desserts—all prepared by our talented chefs in open kitchens. Our Macaroni Grill restaurants feature brick ovens, festive string lights, fresh gladiolus, and a broad selection of house and premium wines. Additionally, our guests enjoy the convenience of Macaroni Grill's Curbside-To-Go service. We deliver delicious, chef-prepared meals right to their cars for our guests to enjoy at home. Macaroni Grill also offers catering service from drop-off delivery to full service event planning in many locations.

        During the year ending June 27, 2007, entrée selections ranged in menu price from $6.33 to $20.41, with chef features priced separately. The average revenue per meal, including alcoholic beverages, was approximately $15.33 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 88.0% of Macaroni Grill's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 12.0%. Our average annual sales volume per Macaroni Grill restaurant during this same year was $3.2 million.

On The Border Mexican Grill & Cantina

        On The Border is a full-service, national, casual dining Mexican restaurant brand. On The Border's menu offers a wide variety of Mexican favorites and is best known for its fajitas and margaritas. Our On The Border restaurants also offer a variety of innovative menu items from Guacamole Live!, Loaded Carne Asada Tacos and Spicy Buffalo Chicken Tacos to Enchiladas Suizas. Our Margarita Selects are made with 100% blue agave tequila and give guests the option to customize their own premium margarita. On The Border offers full bar service, in-restaurant dining and patio dining in all locations. On The Border also offers the convenience of a To-Go menu and To-Go entrance to speed take-out service in most locations. In addition to To-Go, On The Border offers catering service from simple drop-off delivery to full-service event planning.

        During the year ending June 27, 2007, entrée selections ranged in menu price from $5.51 to $15.21. The average revenue per meal, including alcoholic beverages, was approximately $13.78 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 80.7% of the brand's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 19.3%. Our average annual sales volume per On The Border restaurant during this same year was $2.9 million.

Maggiano's Little Italy

        Maggiano's is a full-service, national, casual dining Italian restaurant brand. Each Maggiano's restaurant is a classic Italian-American restaurant in the style of New York's Little Italy in the 1940s. Our Maggiano's restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities that can host events up to 300 people. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, bountiful portions of pasta, chicken, seafood, veal and prime steaks. Our Maggiano's restaurants also offer a full range of alcoholic beverages.

        During the year ending June 27, 2007, entrée selections ranged in menu price from $7.87 to $36.30. The average revenue per meal, including alcoholic beverages, was approximately $25.80 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 80.5% of Maggiano's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 19.5%. Sales from our banquet facilities made up 21.0% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano's restaurant during this same year was $9.0 million.

Business Strategy

        Our long-term vision is to be the dominant, global casual-dining restaurant portfolio company. To achieve our vision, we focus our strategy on growing shareholder value through:

  •
  increasing our base business through industry-leading brand building, innovation and operational performance;

  •
  developing, operating, and franchising profitable restaurants worldwide; and

  •
  leveraging our customers, business relationships, infrastructure and expertise across our portfolio of brands.

Domestic Company Development

        In fulfilling our long-term vision, we continue to expand our restaurant brands domestically by opening Company-operated restaurants in strategically desirable markets. We concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, toll plazas, and food courts) that can adequately support our restaurant brands.

        The restaurant site selection process is critical to our long-term success and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Our process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics, such as visibility, accessibility and traffic volume; relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; supply and demand trends, such as proposed infrastructure improvements, new developments, and existing and potential competition. Members of each brand's executive team inspect, review and approve each restaurant site prior to its acquisition for that brand.

        We periodically reevaluate restaurant sites to ensure that site selection attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand's measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, relating to our restaurant brands, we have closed 126 restaurants, including 15 in fiscal 2007. These closed restaurants were performing below our standards primarily due to declining or shifting trade area demographics or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

        The following table illustrates the system-wide restaurants opened in fiscal 2007 and the planned openings in fiscal 2008:

	Fiscal 2007 Openings(1)	Fiscal 2008 Projected Openings
Chili's:
Company-operated	127	70-75
Franchise	11	20-25
Macaroni Grill:
Company-operated	4	3-4
Franchise	2	7-9
On The Border:
Company-operated	14	6-8
Franchise	3	6-8
Maggiano's	4	1-3
International:
Company-operated	0	0-3
Franchise	30	35-40

Total	195	148-175

(1)
The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during the fiscal year.

        We anticipate that some of the fiscal 2008 projected restaurant openings may be constructed pursuant to "build-to-suit" agreements. Under these agreements, our landlord contributes some or substantially all, of the building construction costs. In other cases, we may either lease or own the land (paying for any owned land from our own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from our own funds).

        Our capital investment in new restaurants may differ in the future due to building design specifications, site location, and site characteristics. The following table illustrates the approximate average capital investment for restaurants opened in fiscal 2007:

	Chili's	Macaroni Grill	On The Border	Maggiano's
Land(1)	$946,000	$1,106,000	$1,074,000	$4,887,000
Building	1,618,000	1,922,000	1,617,000	5,430,000
Furniture & Equipment	468,000	505,000	513,000	1,291,000
Other(2)	46,000	29,000	42,000	265,000

Total	$3,078,000	$3,562,000	$3,246,000	$11,873,000

(1)
This amount represents the average cost for land acquisition, capital lease values, or an equivalent amount for operating lease costs based on estimated lease payments and other costs that will be incurred through the term of the lease.

(2)
This amount includes liquor licensing costs which can vary significantly depending on the jurisdiction where the restaurants are located.

        The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly personnel.

Domestic Franchise Operations

        In addition to our Company-developed restaurants, we continue our domestic expansion by growing our number of franchised restaurants. We are accomplishing this part of our growth through new or renewed development obligations with new or existing franchisees. In many cases, we have also sold and may sell Company-owned restaurants to our franchisees (new or existing). At June 27, 2007, 28 total domestic development arrangements existed. During the year ended June 27, 2007, not including any restaurants we sold to our franchisees, our domestic franchisees opened 11 Chili's restaurants, two Macaroni Grill restaurants and three On The Border restaurants.

        As part of our strategy to expand through our franchisees, we intend to increase our overall percentage of franchise ownership (domestically and internationally) to approximately 35% by the end of fiscal year 2008. The following table illustrates the percentages of franchise ownership as of June 27, 2007 for the Company and by restaurant brand:

Percentage of Franchise Operated Restaurants (domestic and international)
Brinker	27%
Chili's	32%
Macaroni Grill	10%
On The Border	16%
Maggiano's	0%

        During fiscal 2007, we entered into new or renewed development agreements with eight franchisees for the development of 46-70 Chili's restaurants, six Macaroni Grill restaurants and 32 On The Border restaurants. The areas of development for these franchise locations include all or portions of the States of Arkansas, California, Connecticut, Georgia, Illinois, Maine, Missouri, Michigan, Minnesota, Montana, Nevada, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Vermont, Wisconsin and Wyoming. In connection with several of these development agreements, we also sold 110 Company-owned Chili's restaurants and two Company-owned On The Border restaurants to four different franchisees.

        Notably, we completed the sale of 95 Chili's restaurants to Pepper Dining, Inc. primarily in the northeastern and mid-Atlantic portions of the United States with the obligation to develop an additional 14-38 Chili's restaurants during the term of the development agreement. We also entered into an asset purchase agreement to sell 76 Chili's restaurants to an affiliate of one of our existing franchisees, ERJ Dining IV, LLC, primarily in the Midwest region of the United States, which, when completed (estimated to be in mid-fiscal 2008), would bring the total of Chili's restaurants franchised by ERJ Dining and its affiliates to 101.

        Our goal is to continue to selectively pursue domestic franchise expansion. A typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations. In some instances we have and may enter into development agreements for multiple brands with the same franchisee.

International Operations

        Our strategy also includes the development of our brands internationally. We continue our international growth through development agreements with new and existing franchisees introducing our brands into new countries, as well as expanding them in existing countries. At June 27, 2007, we had 38 total development arrangements. During the fiscal year 2007, our international franchisees opened 28 Chili's restaurants and two Macaroni Grill restaurants. In the same year, we entered into new or renewed development agreements with 10 franchisees for the development of 36 Chili's restaurants, four Macaroni Grill restaurants, and six On The Border restaurants. The areas of development for these locations include all or portions of the countries of Australia, Ecuador, Honduras, Peru, South Korea, Canada, Portugal and Turkey.

        As we develop our brands internationally, we will selectively pursue expansion through various means, including, franchising, joint ventures and Company-owned development. Similar to our domestic franchise agreements, a typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit, as well as in some instances multi-brand, operations.

Jointly-Developed Operations

        From time to time, we enter into agreements for research and development activities related to the testing of new restaurant brands, typically acquiring a significant equity interest in such ventures. As of the end of June 27, 2007, we did not have any of these agreements.

Restaurant Management

        Our philosophy to maintain and operate each brand as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments of each brand are preserved. These factors are critical to the viability of each brand. Each brand is directed by a president and one or more vice presidents overseeing specifically identified areas. At the same time we utilize common and shared infrastructure where it provides efficiencies and cost-savings to the brands, including, among other services, accounting, information technology, purchasing, restaurant development and legal.

        Restaurant management structure varies by brand. The individual restaurants themselves are led by a management team including a general manager and, on average, between two to six additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each brand and each location. On average, depending on the brand needs, an area director/supervisor is responsible for the supervision of three to eight restaurants. For those brands with a significant number of units within a geographical region, additional levels of management may be provided.

        We believe that there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain management employees.

        We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures.

        The director of training for each brand is responsible for maintaining each brand's operational training program. The training program includes a three to four month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of employees experienced in all facets of restaurant operations that train employees to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location one to two weeks following the opening to ensure the smooth transition to operating personnel.

Purchasing

        Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. We pre-approve our suppliers. Our suppliers and our restaurants are required to adhere to strict product specifications established through our quality assurance program. This requirement ensures that high quality products are served in each of our restaurants. We negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from qualified suppliers to be delivered to any of our brand restaurants. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

        Our brands generally focus on the eighteen to fifty-four year old age group, which constitutes approximately half of the United States population. Members of this population segment grew up on fast food, but we believe that, with increasing maturity, they prefer a more adult, upscale dining experience. To attract this target group, we rely primarily on television, radio, direct mail advertising and information communicated to our customers, with each of our restaurant brands utilizing one or more of such mediums to meet the brand's needs and direction.

        Our franchise agreements require advertising contributions to us by the franchisees. We use these contributions exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Franchisees also spend additional amounts on local advertising. Any local advertising must first be approved by us.

Employees

        At June 27, 2007, we employed approximately 113,900 persons, of whom approximately 1,100 were corporate personnel, 5,100 were restaurant area directors, managers or trainees and 107,700 were employed in non-management restaurant positions. Our executive officers have an average of approximately 20 years of experience in the restaurant industry.

        We consider our employee relations to be good and continue to focus on improving our employee turnover rate. We use various tools and programs to help us hire our new employees. We have recently adopted and now utilize one tool that aids in determining if our prospective employees have the proper skills for working at our restaurants. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. Our employees are not covered by any collective bargaining agreements.

Trademarks

        We have registered and/or have pending, among other marks, "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "Romano's Macaroni Grill", "Macaroni Grill", "Maggiano's", "Maggiano's Little Italy", "On The Border", "On The Border Mexican Cafe", and "On The Border Mexican Grill & Cantina", as trademarks with the United States Patent and Trademark Office.

Available Information

        We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") on Forms 10-K, 10-Q, and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Governance and Nominating Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy.

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

        You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like "believes," "anticipates," "estimates," "predicts," "expects," and other similar expressions that convey uncertainty about future events or outcomes.

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

        Each of our restaurants is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could delay or prevent the opening of a new restaurant, or impact the continuing operations of an existing restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we will not experience material difficulties or failures that could delay the opening of restaurants in the future, or impact the continuing operations of an existing restaurant.

        We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent, or make cost prohibitive the development of new restaurants in particular locations.

        We are further subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

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

        We evaluate potential mergers, acquisitions, franchisees of new and existing restaurants, joint venture investments, and divestitures as part of our strategic planning initiative. These transactions involve various inherent risks, including accurately assessing:

  •
  the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

  •
  our ability to achieve projected economic and operating synergies;

  •
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

        Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the Chili's brand for a majority of our revenues, unfavorable publicity relating to one or more Chili's restaurants could have a material adverse effect on the Chili's brand, and consequently on our business, financial condition and results of operations.

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

        Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions, increased fuel costs and availability for our employees, increased costs of food commodities, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.       PROPERTIES.

Restaurant Locations

        At June 27, 2007, our system of Company-owned and franchised restaurants included 1,801 restaurants located in 49 states, and Washington, D.C. We also have restaurants in the countries of Australia, Bahrain, Canada, Egypt, Ecuador, Germany, Guatemala, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, United Kingdom, and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

        Table 1: Company-owned vs. franchise (by brand) as of June 27, 2007:

Chili's
Company-owned	921
Franchise	440
Macaroni Grill:
Company-owned	218
Franchise	23
On The Border:
Company-owned	132
Franchise	26
Maggiano's	41

Total	1,801

        Table 2: Domestic vs. foreign locations (by brand) as of June 27, 2007:

	Domestic (No. of States)	Foreign (No. of countries)
Chili's	1,220(49)	141(24)
Macaroni Grill	230(42)	11(7)
On The Border	158(32)	None
Maggiano's	41 (21 & D.C.)	None

Restaurant Property Information

        The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili's	Macaroni Grill	On The Border	Maggiano's
Square Feet	3,930 – 5,450	6,300 – 7,000	4,000 – 5,690	12,000 – 18,000
Dining Seats	150 – 220	205 – 230	150 – 230	500 – 725
Dining Tables	35 – 50	50 – 70	37 – 55	100 – 150

        The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 27, 2007, we owned the land and building for 312 of our 1,312 Company-operated restaurant locations. For these 312 restaurant locations, the net book value for the land was $264.8 million and for the buildings was $260.4 million. For the remaining 1,000 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $943.2 million. The 1,000 leased restaurant locations can be categorized as follows: 781 are ground leases (where we lease land only, but own the building) and 219 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

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

Item 3.     LEGAL PROCEEDINGS.

        Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorneys' fees and was certified as a class action in July 2006. The California Court of Appeals stayed all trial court activity in December 2006 and is currently reviewing the certification of the class. We intend to vigorously defend our position. It is impossible at this time to reasonably estimate the possible loss or range of loss, if any.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EAT". Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE. Since we had a 3-for-2 stock split occur in November 2006, in order to make equivalent comparisons between the pre- and post-split dividends, all prices, dividends and share count references reflect the effect of the split.

        Fiscal year ended June 27, 2007:

	High	Low
First Quarter	$28.05	$21.15
Second Quarter	$32.01	$26.29
Third Quarter	$35.28	$29.59
Fourth Quarter	$34.16	$28.82

        Fiscal year ended June 28, 2006:

	High	Low
First Quarter	$27.09	$23.93
Second Quarter	$26.97	$24.08
Third Quarter	$28.49	$25.25
Fourth Quarter	$28.33	$23.57

        As of August 17, 2007, there were 938 holders of record of our common stock.

        During the fiscal year ended June 27, 2007, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.07	August 16, 2006	September 15, 2006	September 27, 2006
$0.09	November 2, 2006	November 14, 2006	November 30, 2006
$0.09	February 1, 2007	March 15, 2007	March 28, 2007
$0.09	May 31, 2007	June 15, 2007	June 27, 2007

        The following is a line graph presentation comparing cumulative five-year total shareholder return on an investment in our common stock against the returns of the S&P 500 Index and the S&P Restaurant Industry Index. A list of the returns follows the graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Brinker International, Inc., The S&P 500 Index
and The S&P Restaurants Index

The graph assumes a $100 initial investment and the reinvestment of dividends. The values shown are neither indicative nor determinative of future performance.

	2002	2003	2004	2005	2006	2007
Brinker International	$100.00	$111.84	$106.06	$123.78	$110.92	$139.01
S&P 500	$100.00	$100.25	$119.41	$126.96	$137.92	$166.32
S&P Restaurants	$100.00	$84.25	$110.23	$132.87	$165.00	$200.92

        In October 2001, we issued $431.7 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 (the "Debentures") and received proceeds totaling approximately $250 million prior to debt issuance costs. The Debentures became redeemable at our option beginning on October 10, 2004. On December 22, 2004, we exercised our right to redeem all of the Debentures. Holders had the option to convert the Debentures into shares of our common stock or receive cash until the close of business on January 20, 2005. Holders chose to convert a total of $10.8 million of the accreted debenture value into 462,138 shares of our common stock and the remaining accreted debenture value of $262.7 million was redeemed for cash on January 24, 2005.

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

        In September 2004, we completed an exchange offer in the aggregate principal amount of $300.0 million pursuant to which all of the holders of the Unregistered Notes exchanged the Unregistered Notes for new 5.75% notes due 2014 (the "Registered Notes"). The Registered Notes are on substantially the same terms as the Unregistered Notes except that the Registered Notes have been registered under the Securities Act and are freely tradable. We did not receive any new proceeds from the issuance of the Registered Notes.

        Except as described in the immediately preceding paragraphs, during the three-year period ended on August 17, 2007, we issued no securities which were not registered under the Securities Act of 1933, as amended.

        We remain active in our share repurchase program. During the fourth quarter of fiscal 2007, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(2)	Maximum Dollar Value that May Yet be Purchased Under the Program(2)(3)
March 29, 2007 through May 2, 2007	7,476,831	$31.85	$52
May 3, 2007 through May 30, 2007	2,343,533	$31.56	$52
May 31, 2007 through June 27, 2007	1,112,367	$31.56	$300,052

Total	10,932,731	$31.76

(1)
All of the shares purchased during the fourth quarter of fiscal 2007 were purchased as part of our publicly announced share repurchase program. If you would like information about this program, you should read the section entitled "Liquidity and Capital Resources" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Annual Report to Shareholders. This portion of the report is presented on pages F-7 through F-9 of Exhibit 13 to this document. We incorporate that information in this document by reference.

(2)
In April 2007, we entered into an accelerated share repurchase transaction ("ASR") which was completed in June 2007. The total number of shares purchased was determined based on the volume weighted average price per share from May 18, 2007 to June 22, 2007, subject to certain provisions that established a minimum and maximum number of shares that could be repurchased. Under the terms of the ASR contract, we paid $297.0 million at inception and received 6.0 million shares in April, 2.3 million shares in May and 1.1 million shares in June resulting in an average price per share of $31.56.

(3)
In May 2007, the Board of Directors authorized a $300.0 million increase to our existing share repurchase program, bringing the total to $2,060.0 million.

Item 6.       SELECTED FINANCIAL DATA.

        The information set forth in that section entitled "Selected Financial Data" in our 2007 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth in that section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Annual Report to Shareholders is presented on pages F-2 through F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information set forth in that section entitled "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is in our 2007 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        We refer you to the Index to Financial Statements attached hereto on page 19 for a listing of all financial statements in our 2007 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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

Management's Report on Internal Control over Financial Reporting

        "Management's Report on Internal Control over Financial Reporting" and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2007 Annual Report to Shareholders and are presented on pages F-35 through F-37 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth quarter ended June 27, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        If you would like information about:

  •
  our executive officers,

  •
  our Board of Directors, including its committees, and

  •
  our Section 16(a) reporting compliance,

you should read the sections entitled "Election of Directors—Information About Nominees", "Committees of the Board of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

        The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our employees, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ ethical_business_ policy.asp. You may obtain free of charge copies of the code from our website at the above internet address.

Item 11.     EXECUTIVE COMPENSATION.

        If you would like information about our executive compensation, you should read the section entitled "Executive Compensation—Compensation Discussion and Analysis" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled "Director Compensation for Fiscal 2007", "Compensation Discussion and Analysis", and "Stock Ownership of Certain Persons" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        If you would like information about certain relationships and related transactions, you should read the section entitled "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

        If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled "Director Independence" and "Committees of the Board of Directors" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        If you would like information about principal accountant fees and services, you should read the section entitled "Ratification of Independent Auditors" in our Proxy Statement to be dated on or about September 10, 2007, for the annual meeting of shareholders on November 1, 2007. We incorporate that information in this document by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  (1) Financial Statements.

        We make reference to the Index to Financial Statements attached to this document on page 19 for a listing of all financial statements attached as Exhibit 13 to this document.

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

BRINKER INTERNATIONAL, INC., a Delaware corporation
	By:	/s/ CHARLES M. SONSTEBY Charles M. Sonsteby, Executive Vice President and Chief Financial Officer
Dated: August 27, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 27, 2007.

Name	Title

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MARVIN J. GIROUARD Marvin J. Girouard	Director
/s/ RONALD KIRK Ronald Kirk	Director
/s/ JOHN W. MIMS John W. Mims	Director
/s/ GEORGE R. MRKONIC George R. Mrkonic	Director
/s/ ERLE NYE Erle Nye	Director
/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director
/s/ ROSENDO G. PARRA Rosendo G. Parra	Director
/s/ CECE SMITH Cece Smith	Director

INDEX TO FINANCIAL STATEMENTS

        The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

        All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)
3(b)	Bylaws of the Registrant.(2)
4(a)	Form of 5.75% Note due 2014.(3)
4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(2)
4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(2)
10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants.(4)
10(b)	Registrant's 1992 Incentive Stock Option Plan.(4)
10(c)	Registrant's Stock Option and Incentive Plan.(5)
10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(5)
10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall.(6)
10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall.(7)
10(g)	$300,000,000 Credit Agreement dated October 6, 2004, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., J.P. Morgan Chase Bank, Citibank, N.A., and Citigroup Global Markets, Inc.(8)
10(h)	Registrant's Performance Share Plan Description.(9)
10(i)	$350,000,000 Fixed Rate Promissory Note, dated August 15, 2006, by Registrant to J.P. Morgan Chase Bank, National Association.(10)
10(j)	$50,000,000 Uncommitted Line of Credit Agreement, dated August 17, 2006, by and between Registrant and Bank of America, N.A., and related Master Promissory Note.(10)
10(k)	Master Confirmation Agreement and Supplemental Confirmation, both dated April 24, 2007, by and between Registrant and Goldman, Sachs & Co.(11)
10(l)	$400,000,000 Bridge Loan Agreement, dated as of April 23, 2007, by and among Registrant, Brinker Restaurant Corporation, Citibank, N.A., Citigroup Global Markets, Inc., and J.P. Morgan Securities, Inc.(11)
13	2007 Annual Report to Shareholders.(12)
21	Subsidiaries of the Registrant.(13)
23	Consent of Independent Registered Public Accounting Firm.(13)
31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(13)
31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(13)
32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

E-1

32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
99(a)	Proxy Statement of Registrant.(14)

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

(8)
Filed as an exhibit to current report on Form 8K dated October 6, 2004, and incorporated herein by reference.

(9)
Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(10)
Filed as an exhibit to quarterly report on Form 10Q for the quarter ended September 27, 2006, and incorporated herein by reference.

(11)
Filed as an exhibit to current report on Form 8K dated April 23, 2007, and incorporated herein by reference.

(12)
Portions filed herewith, to the extent indicated herein.

(13)
Filed herewith.

(14)
To be filed on or about September 10, 2007.

E-2

EXHIBIT 13

BRINKER INTERNATIONAL, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts and number of restaurants)

	Fiscal Years
	2007	2006	2005	2004(a)	2003
Income Statement Data:
Revenues	$4,376,904	$4,151,291	$3,749,539	$3,541,005	$3,141,611

Operating Costs and Expenses:
Cost of sales	1,222,198	1,160,931	1,059,822	980,717	861,515
Restaurant expenses	2,435,866	2,283,737	2,085,529	1,926,843	1,708,629
Depreciation and amortization	189,162	190,206	179,908	167,802	150,739
General and administrative	194,349	207,080	153,116	150,558	129,465
Other gains and charges	(8,999)	(17,262)	52,779	66,783	27,647

Total operating costs and expenses	4,032,576	3,824,692	3,531,154	3,292,703	2,877,995

Operating income	344,328	326,599	218,385	248,302	263,616
Interest expense	30,929	22,857	25,260	11,495	12,340
Other, net	(5,071)	(1,656)	1,526	1,742	567

Income before provision for income taxes	318,470	305,398	191,599	235,065	250,709
Provision for income taxes	88,421	91,448	33,143	82,882	83,877

Income from continuing operations	230,049	213,950	158,456	152,183	166,832
(Loss) income from discontinued operations, net of taxes	—	(1,555)	1,763	(1,265)	(632)

Net income	$230,049	$212,395	$160,219	$150,918	$166,200

Basic net income per share:
Income from continuing operations	$1.90	$1.66	$1.19	$1.06	$1.15

(Loss) income from discontinued operations	$—	$(0.01)	$0.02	$(0.01)	$(0.01)

Net income per share	$1.90	$1.65	$1.21	$1.05	$1.14

Diluted net income per share:
Income from continuing operations	$1.85	$1.63	$1.14	$0.99	$1.08

(Loss) income from discontinued operations	$—	$(0.01)	$0.01	$(0.01)	$—

Net income per share	$1.85	$1.62	$1.15	$0.98	$1.08

Basic weighted average shares outstanding	121,062	128,766	132,795	144,108	145,644

Diluted weighted average shares outstanding	124,116	130,934	141,344	158,609	160,403

Balance Sheet Data:
Working capital (deficit) (b)	$(160,901)	$(48,823)	$72,456	$259,874	$86,101
Total assets	2,318,021	2,221,779	2,156,124	2,254,424	1,978,895
Long-term obligations (b)	987,850	648,049	625,234	855,153	531,666
Shareholders' equity	805,089	1,075,832	1,100,282	1,010,422	1,127,642
Cash dividends per share	$0.34	$0.20	$—	$—	$—
Number of Restaurants Open (End of Period):
Company-owned	1,312	1,290	1,268	1,194	1,145
Franchised/Joint venture	489	332	320	282	257

Total	1,801	1,622	1,588	1,476	1,402

(a)
Fiscal year 2004 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

(b)
Prior year amounts have been adjusted to conform with the fiscal 2007 presentation of assets as held for sale in the consolidated balance sheets (Note 2).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this annual report. Our MD&A consists of the following sections:

  •
  Overview—a general description of our business and the casual dining segment of the restaurant industry

  •
  Results of Operations—an analysis of our consolidated statements of income for the three years presented in our consolidated financial statements

  •
  Liquidity and Capital Resources—an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation

  •
  Critical Accounting Estimates—a discussion of accounting policies that require critical judgments and estimates

OVERVIEW

        We are principally engaged in the ownership, operation, development, and franchising of the Chili's Grill & Bar ("Chili's"), Romano's Macaroni Grill ("Macaroni Grill"), On The Border Mexican Grill & Cantina ("On The Border"), and Maggiano's Little Italy ("Maggiano's") restaurant brands. At June 27, 2007, we owned, operated, or franchised 1,801 restaurants. In September 2005, we entered into an agreement to sell Corner Bakery Cafe ("Corner Bakery"). The sale of the brand was completed in February 2006. As a result, Corner Bakery is presented as discontinued operations in the accompanying consolidated financial statements. The casual dining segment of the industry faced a difficult operating environment in fiscal 2007 which prevented our brands from achieving targeted operating results. Negative comparable restaurant sales across all of our brands were due primarily to declines in customer traffic driven by several factors. There continues to be significant competition in casual dining and macroeconomic pressures have decreased consumers' discretionary income. Despite the challenges we faced this year, we remain committed to our company's strategies that are designed to build our business for the long-term and grow shareholder value. Our strategic priorities are focused on achieving our long-term vision of being the dominant, global casual dining restaurant portfolio company, including the following:

  •
  increasing the base business through industry-leading brand building, innovation and operating performance;
  •
  developing, operating and franchising profitable restaurants worldwide; and
  •
  leveraging our customers, business relationships, infrastructure and expertise across the company's portfolio of brands.

        These strategies are designed to grow shareholder value by delivering long-term results and are intended to enable Brinker to perform favorably in a variety of economic environments. During fiscal 2007, these strategies resulted in the following operational highlights:

  •
  Increased net income by 8.3% and earnings per share by 14.2% in fiscal 2007 as compared to fiscal 2006;

  •
  Increased our quarterly dividend in November 2006 by 35% and paid out $40.9 million in dividends during fiscal 2007;
  •
  Repurchased 18.6 million common shares for approximately $569.3 million;
  •
  Opened 149 company-owned and 46 franchised restaurants, including 30 international restaurants;
  •
  Sold 95 company-owned Chili's restaurants to Pepper Dining, Inc., a new franchisee, with commitments to develop an additional 14-38 new franchised Chili's restaurants;
  •
  Sold 15 company-owned Chili's restaurants and two company-owned On The Border restaurants to franchisees, with commitments to develop an additional 31 new franchised Chili's and 10 On The Border restaurants;
  •
  Signed agreement with an existing franchisee, ERJ Dining IV, LLC ("ERJ Dining") to sell 76 company-owned Chili's restaurants with commitments to develop an additional 49 new franchised Chili's restaurants;
  •
  In total, the company entered into 18 development agreements with new or existing franchisees with commitments to develop 130-154 franchised restaurants over time;
  •
  Increased investment in team members, particularly at the hourly and restaurant management levels, to improve the overall guest experience, increase restaurant employee tenure and reduce future restaurant training and hiring costs;
  •
  Sold a record $254.7 million in gift cards system wide, redeemable across Brinker's portfolio of restaurant brands; and
  •
  Piloted a new customer engagement survey with a planned system wide rollout beginning in fiscal 2008.

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

        In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands from a current mix of 27% to approximately 35% by the end of fiscal year 2008 through an active program of franchising company-owned Chili's, Macaroni Grill, and On The Border restaurants and increased development commitments from franchisees. Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to support and develop multi-unit operations. As a result of this transition in our business model to improve cash flow returns through our active program to increase franchise ownership of the system by selling company restaurants to franchisees and reduced development goals, we expect lower revenue growth in fiscal 2008.

        As we continue to pursue avenues to expand our business, effectively manage the bottom line and enhance the guest experience, we also remain committed to returning capital to our shareholders. This commitment was demonstrated by the repurchase of approximately 18.6 million shares, on a split adjusted basis, and increased dividends during fiscal 2007.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS 2007, 2006, AND 2005

        The following table sets forth income and expense items as a percentage of total revenues for the periods indicated:

	Percentage of Total Revenues Fiscal Years
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	27.9%	28.0%	28.3%
Restaurant expenses	55.7%	55.0%	55.6%
Depreciation and amortization	4.3%	4.6%	4.8%
General and administrative	4.4%	5.0%	4.1%
Other gains and charges	(0.2)%	(0.5)%	1.4%

Total operating costs and expenses	92.1%	92.1%	94.2%

Operating income	7.9%	7.9%	5.8%
Interest expense	0.7%	0.5%	0.7%
Other, net	(0.1)%	0.0%	0.0%

Income before provision for income taxes	7.3%	7.4%	5.1%
Provision for income taxes	2.0%	2.2%	0.9%

Income from continuing operations	5.3%	5.2%	4.2%
(Loss) income from discontinued operations, net of taxes	0.0%	(0.1)%	0.1%

Net income	5.3%	5.1%	4.3%

REVENUES

        Revenues for fiscal 2007 increased to $4,376.9 million, 5.4% over the $4,151.3 million generated for fiscal 2006. The increase in revenues was primarily attributable to capacity growth, partially offset by a decrease in comparable restaurant sales.

	Fiscal Year Ended June 27, 2007
	Capacity	Openings(1)	Comparable Sales	Price Increase	Mix Shift
Brinker International	8.2%	149	(2.7)%	1.6%	0.1%
Chili's	10.9%	127	(2.4)%	1.7%	(0.3)%
Macaroni Grill	(0.8)%	4	(3.2)%	1.6%	0.6%
On The Border	5.8%	14	(4.1)%	1.1%	2.0%
Maggiano's	8.4%	4	(1.7)%	1.5%	(0.7)%

(1)
Restaurant openings includes 9 restaurants which were ultimately sold to franchisees during fiscal 2007.

        We increased our capacity 8.2% in fiscal 2007 (as measured by average-weighted sales weeks). The increase in capacity was due to a net increase of 117 company-owned restaurants since June 28, 2006 (excluding the impact of the sale of 95 Chili's restaurants to Pepper Dining, Inc. on June 27, 2007). Comparable restaurant sales decreased 2.7% in fiscal 2007 compared to fiscal 2006. The decrease in comparable restaurant sales resulted from a decline in customer traffic at all brands and unfavorable product mix shifts at Chili's and Maggiano's. These decreases were partially offset by an increase in menu prices at all brands and positive mix shift at On The Border and Macaroni Grill.

        Revenues for fiscal 2006 increased to $4,151.3 million, 10.7% over the $3,749.5 million generated for fiscal 2005. The increase in revenue was primarily attributable to capacity growth and an increase in comparable restaurant sales.

	Fiscal Year Ended June 28, 2006
	Capacity	Openings	Comparable Sales	Price Increase	Mix Shift
Brinker International	7.2%	123	1.5%	3.0%	1.5%
Chili's	9.0%	103	2.5%	3.4%	2.1%
Macaroni Grill	4.0%	7	(1.5)%	2.0%	0.2%
On The Border	6.3%	9	(0.4)%	2.4%	1.1%
Maggiano's	14.0%	4	2.8%	2.3%	0.2%

        We increased our capacity 7.2% in fiscal 2006 primarily due to a net increase of 109 company-owned restaurants since June 29, 2005. Comparable restaurant sales increased 1.5% in fiscal 2006 compared to fiscal 2005 driven by increases at Chili's and Maggiano's partially offset by declines at Macaroni Grill and On The Border. The increase in comparable restaurant sales at Chili's and Maggiano's resulted from favorable product mix shifts and menu price increases. Maggiano's also experienced a slight increase in customer traffic in fiscal 2006, while comparable restaurant sales at Chili's were partially offset by decreased traffic. The decline in comparable restaurant sales at Macaroni Grill and On The Border resulted from decreases in customer traffic, partially offset by favorable product mix shifts and menu price increases.

COSTS AND EXPENSES

        Cost of sales, as a percent of revenues, decreased 0.1% in fiscal 2007 primarily due to an increase in menu prices at all brands partially offset by increased inventory costs. The cost increase was primarily driven by unfavorable product mix shifts related to the popularity of new appetizer menu items at Chili's and premium margaritas at On The Border. Additionally, we experienced unfavorable pricing for salmon and produce. The overall cost increase was partially offset by favorable pricing for ribs and steaks. Cost of sales, as a percent of revenues, decreased 0.3% in fiscal 2006 due primarily to an increase in menu prices at all brands partially offset by increased inventory costs. The cost increase was primarily driven by an unfavorable mix shift for beef and pork and unfavorable pricing for poultry. The overall cost increase was partially offset by favorable pricing for bread and dairy and a favorable product mix shift for poultry.

        Restaurant expenses, as a percent of revenues, increased 0.7% in fiscal 2007 primarily due to minimum wage increases, increases in repair and maintenance and restaurant opening expenses. The increase was partially offset by a decrease in labor costs due to lower incentive compensation expenses in fiscal 2007. Restaurant expenses, as a percent of revenues, decreased 0.6% in fiscal 2006. The decrease was due to a $23.3 million increase in utility and vacation costs recorded in fiscal 2005 resulting from the correction of accounting policies and a $17.3 million FICA tax assessment recorded in fiscal 2005. The decrease was also driven by increased sales leverage and productivity, and a reduction in repair and maintenance expenses in fiscal 2006. The decrease was partially offset by an increase in stock-based compensation of $9.4 million and an increase in advertising expenditures.

        Depreciation and amortization decreased $1.0 million in fiscal 2007. The decrease in depreciation expense was primarily related to an increase in fully depreciated assets and the classification of assets as held for sale in January 2007, at which time the assets were no longer depreciated. These decreases were partially offset by new restaurant construction and ongoing remodel costs. Depreciation and amortization increased $10.3 million during fiscal 2006. The increase was due to new restaurant construction and ongoing remodel costs, partially offset by a decrease in depreciation related to the disposition of restaurants and a declining depreciable asset base for older restaurants.

        General and administrative expenses decreased $12.7 million in fiscal 2007. The decrease was primarily due to lower than expected annual performance based compensation expense, reduced meeting expenses, and a decrease in headcount, partially offset by increased 401k matching and employee participation and increased costs for health insurance. General and administrative expenses increased $54.0 million in fiscal 2006. The increase was due primarily to a $23.6 million increase in performance based compensation expense, $20.7 million in stock-based compensation expense, and payroll costs resulting from an increase in headcount.

        Other gains and charges in fiscal 2007 includes $19.1 million in gains related to the sale of company-owned restaurants to franchisees, including 95 Chili's restaurants to Pepper Dining, Inc. in the fourth quarter for a $17.1 million gain. Also included is a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment. These gains were partially offset by a $12.9 million charge related to the impairment of long-lived assets at thirteen restaurants as well as lease obligation charges for seven of the restaurants that closed during fiscal 2007. The decision to close these restaurants was based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. Other gains and charges in fiscal 2006 includes gains of $15.9 million related to the sale of company-owned restaurants to franchisees and $3.3 million related to the sale of real estate. Also included is a $1.1 million gain related to the final disposition of our interest in Rockfish Seafood Grill ("Rockfish"). These gains were partially offset by restructure charges and other impairments of $3.1 million associated with closed restaurants and asset impairments.

        Interest expense increased $8.1 million in fiscal 2007 primarily due to outstanding borrowings on our new $400.0 million credit facility. We entered into the credit facility in April 2007 primarily to provide additional funds for our share repurchase program. Additionally, increased average borrowings and interest rates on our existing lines of credit contributed to the increase. Interest expense decreased by $2.4 million in fiscal 2006 due primarily to the redemption of the convertible senior debentures in January 2005 and the final scheduled payment of the remaining principal balance on the senior notes in April 2005, partially offset by increased average borrowings and interest rates on our lines of credit. We expect interest expense to increase to approximately $60 million in fiscal 2008 due to the new $400.0 million credit facility, increased borrowings on other credit facilities and increased interest rates.

        Other, net decreased $3.4 million in fiscal 2007 due to the realized gains from the liquidation of our investments in mutual funds and higher interest income. Other, net decreased $3.2 million in fiscal 2006 due to fully impairing our investment in Rockfish during fiscal 2005 and a decrease in expense related to our net savings plan obligations as a result of the partial termination of one of our savings plans and the distribution of $31.8 million to participants.

INCOME TAXES

        The effective income tax rate related to continuing operations was 27.8%, 29.9% and 17.3% for fiscal 2007, 2006 and 2005, respectively. The decrease in the tax rate in fiscal 2007 was primarily due to stock-based compensation expense related to the impact of incentive stock options which are not deductible until they are exercised, an income tax benefit totaling $6.8 million associated with the favorable settlement of certain tax audits and benefits from state income tax planning. The increase in fiscal 2006 was primarily due to the income tax benefit of $16.9 million in fiscal 2005, consisting primarily of federal income tax credits related to the additional FICA taxes paid as a result of the Internal Revenue Service ("IRS") resolution, the disposition of Big Bowl, which allowed us to take tax deductions for goodwill impairment charges totaling $48.6 million, and a $6.6 million tax benefit related to the correction of deferred tax liabilities as a result of an analysis of the tax basis of certain property and equipment balances in fiscal 2005. The increase in fiscal 2006 was also due to stock-based compensation expense related to the impact of incentive stock options which are not deductible until they are exercised. The increase in fiscal 2006 was partially offset by an income tax benefit totaling $8.1 million associated with the favorable settlement of certain tax audits and a decrease in the effective tax rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of liquidity is cash flows generated from our restaurant operations. We expect our ability to generate strong cash flows from operations to continue into the future. Net cash provided by operating activities of continuing operations increased to $485.0 million for fiscal 2007 from $470.5 million in fiscal 2006 primarily due to increased profitability.

        Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures were $430.5 for fiscal 2007 compared to $354.6 million for fiscal 2006. We estimate that our capital expenditures during fiscal 2008 will be approximately $380 to $405 million, including new restaurant development of approximately $250 to $275 million and up to $80 million to re-image Chili's restaurants. Our capital expenditures will be funded entirely from operations and existing credit facilities.

        We sold 110 Chili's restaurants and two On The Border restaurants to franchisees during fiscal 2007 for cash proceeds of $174.3 million. We plan to continue the sale of company-owned restaurants to franchisees in fiscal 2008 in order to accomplish our goal of increasing franchise ownership to 35% by the end of fiscal 2008. In June 2007 we announced a new franchise and development agreement with ERJ Dining of Louisville, Kentucky. Under terms of the agreement, ERJ Dining will acquire 76 Chili's restaurants and develop an additional 49 new Chili's restaurants. The transaction is expected to close in the second quarter of fiscal 2008.

        In May 2007, the Board of Directors authorized a $300.0 million increase to our existing share repurchase program, bringing the total to $2,060.0 million. The primary goal of our share repurchase program is to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. To achieve this goal, we have executed several programs during fiscal 2007.

  •
  In August 2006, we announced a modified "Dutch auction" tender offer for up to approximately 17.5 million shares of common stock.

  •
  In November 2006, we entered into a written trading plan in compliance with Rule 10b5-1 ("10b5-1 plan") under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to $100.0 million of shares of our common stock. Following the expiration of this plan, we entered into another 10b5-1 plan for the purchase of up to $200.0 million of shares of our common stock in February 2007. We terminated the latest trading plan in April 2007.

  •
  In April 2007, we announced a plan to return capital to shareholders through an accelerated share repurchase transaction ("ASR") which was completed in June 2007. The number of shares purchased was determined based on the volume weighted average price per share from May 18, 2007 to June 22, 2007, subject to certain provisions that established a minimum and maximum number of shares that could be repurchased.

        The results of our share repurchases by program in fiscal 2007 are as follows:

	Fiscal 2007 Share Repurchase Activity (in thousands, except for average price)
Program	Shares	Average Price	Total Repurchase
ASR	9,411	$31.56	$297,000
10b5-1	5,645	$32.13	181,396
Tender offer	1,889	$27.57	52,088
Market purchases	1,672	$23.24	38,863

Total	18,617		$569,347

        We have approximately $300 million in remaining authorization as of June 27, 2007. On June 29, 2007, we entered into a new 10b5-1 plan that provided for the purchase of up to $140.0 million of shares of our common stock. We repurchased approximately 5.0 million shares under this plan, which was completed in August 2007. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. The repurchased common stock is reflected as a reduction of shareholders' equity.

        In fiscal 2007, we declared and paid four quarterly dividends to common stock shareholders. In the first quarter, we declared a dividend in the amount of $0.07 per share, adjusted for the three-for-two stock split on November 30, 2006. In the second, third and fourth quarters, we declared and paid dividends in the amount of $0.09 per share. Total dividends paid during fiscal 2007 were $40.9 million.

        In April 2007, we entered into an agreement for a one-year unsecured committed credit facility of $400.0 million. The facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.0%. The new credit facility was used to fund the ASR and for general corporate purposes. We may pursue a refinancing of this credit facility subject to market conditions.

        The working capital deficit increased to $160.9 million at June 27, 2007 from $48.8 at June 28, 2006 primarily due to the sale of 95 Chili's restaurants to Pepper Dining, Inc. on June 27, 2007. The assets associated with these restaurants were classified within current assets as held for sale prior to closing the transaction. The increase in the working capital deficit was also driven by increases in accounts payable and accrued liabilities due to the timing of operational payments and partially offset by an increase in cash due to cash held in our captive insurance company.

        In August 2007, we announced that we have begun exploring the potential sale of the Macaroni Grill restaurant brand, which includes 217 company-owned restaurants. There is no assurance that this process will result in any transaction being consummated at a value deemed acceptable to the company.

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

        Payments due under our contractual obligations for outstanding indebtedness, purchase obligations as defined by the Securities and Exchange Commission ("SEC"), and the expiration of credit facilities as of June 27, 2007 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(a)	$901,161	$495,250	$34,500	$37,998	$333,413
Capital leases	75,042	4,859	9,988	10,378	49,817
Operating leases	902,369	119,461	219,948	184,137	378,823
Purchase obligations(b)	47,441	21,437	18,804	7,200	—
	Amount of Credit Facility Expiration by Period (in thousands)
	Total Commitment	Less than 1 year(c)	1-3 Years	3-5 Years	More than 5 Years
Credit facilities	$909,994	$600,000	$300,000	$9,994	$—

(a)
Long-term debt consists of amounts owed on the 5.75% notes, credit facilities and accrued interest on fixed-rate obligations totaling $120.8 million.

(b)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for the purchase of telecommunication, health services, information technology services, certain non-alcoholic beverages and exclude agreements that are cancelable without significant penalty.

(c)
$400.0 million relates to a one-year unsecured committed credit facility. $150.0 million relates to an uncommitted obligation giving the lender an option not to extend funding. $50.0 million relates to a revolving credit facility that was subsequently extended through August 2008.

IMPACT OF INFLATION

        We have not experienced a significant overall impact from inflation. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.

CRITICAL ACCOUNTING ESTIMATES

        Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

Stock Based Compensation

        Effective June 30, 2005, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We determine the fair value of our stock option awards using the Black-Scholes option valuation model. The Black-Scholes model requires judgmental assumptions including expected life and stock price volatility. We base our expected life assumptions on historical experience regarding option life. Stock price volatility is calculated based on historical prices and the expected life of the options. We determine the fair value of our performance shares using a Monte Carlo simulation model. The Monte Carlo method is a statistical modeling technique that requires highly judgmental assumptions regarding Brinker's future operating performance compared to our plan designated peer group in the future. The simulation is based on a probability model and market-based inputs that are used to predict future stock returns. We use the historical operating performance and correlation of stock performance to the S&P 500 composite index of Brinker and our peer group as inputs to the simulation model. These historical returns could differ significantly in the future and as a result, the fair value assigned to the performance shares could vary significantly to the final payout. We believe the Monte Carlo simulation model provides the best evidence of fair value at the grant date and is an appropriate technique for valuing share-based awards under SFAS 123R. SFAS 123R also requires that we recognize compensation expense for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

Income Taxes

        In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

        In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of federal and state audits, case law and enacted legislation. We establish tax reserves based upon management's assessment of exposure associated with permanent tax differences. While we believe that the amount of our estimated tax reserve is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions.

        In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.

Property and Equipment

        Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon our expectations for the period of time that the asset will be used to generate revenues. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Impairment of Long-Lived Assets and Goodwill

        We review property and equipment for impairment when events or circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually we assess the recoverability of goodwill related to our restaurant brands. This impairment test requires us to estimate fair values of our restaurant brands by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, and other factors. In the event that these assumptions change in the future, we may be required to record impairment charges related to goodwill.

Self-Insurance

        We are self-insured for certain losses related to health, general liability and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for us beginning in fiscal 2008 and based on preliminary analysis, we do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows. Subsequent to its adoption, FIN 48 requires that a change in judgment that results in subsequent recognition, derecognition or change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year error and the cumulative error, if applicable. This bulletin prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material. SAB 108 was effective for our current fiscal year and did not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for us beginning in fiscal 2009. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for us beginning in fiscal 2009. We are currently in the process of assessing the impact that SFAS 157 and 159 may have on our consolidated financial statements.

        The Emerging Issues Task Force ("EITF") reached a consensus on EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11") in June 2007. The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 will be effective for us beginning in fiscal 2009. We are currently in the process of evaluating the impact that EITF 06-11 may have on our consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and certain leasing facilities and from changes in commodity prices. A discussion of our accounting policies for derivative instruments is included in the summary of significant accounting policies in the notes to our consolidated financial statements.

        We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments, consisting of the outstanding borrowings on credit facilities, totaled $481.5 million at June 27, 2007. The impact on our annual results of operations of a one-point interest rate change on the outstanding balance of these variable rate financial instruments as of June 27, 2007 would be approximately $4.8 million. We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.

        We purchase certain commodities such as beef, pork, poultry, seafood, produce, and dairy. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

        This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

BRINKER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Years
	2007	2006	2005
Revenues	$4,376,904	$4,151,291	$3,749,539

Operating Costs and Expenses:
Cost of sales	1,222,198	1,160,931	1,059,822
Restaurant expenses	2,435,866	2,283,737	2,085,529
Depreciation and amortization	189,162	190,206	179,908
General and administrative	194,349	207,080	153,116
Other gains and charges	(8,999)	(17,262)	52,779

Total operating costs and expenses	4,032,576	3,824,692	3,531,154

Operating income	344,328	326,599	218,385
Interest expense	30,929	22,857	25,260
Other, net	(5,071)	(1,656)	1,526

Income before provision for income taxes	318,470	305,398	191,599
Provision for income taxes	88,421	91,448	33,143

Income from continuing operations	230,049	213,950	158,456
(Loss) income from discontinued operations, net of taxes	—	(1,555)	1,763

Net income	$230,049	$212,395	$160,219

Basic net income per share:
Income from continuing operations	$1.90	$1.66	$1.19

(Loss) income from discontinued operations	$—	$(0.01)	$0.02

Net income per share	$1.90	$1.65	$1.21

Diluted net income per share:
Income from continuing operations	$1.85	$1.63	$1.14

(Loss) income from discontinued operations	$—	$(0.01)	$0.01

Net income per share	$1.85	$1.62	$1.15

Basic weighted average shares outstanding	121,062	128,766	132,795

Diluted weighted average shares outstanding	124,116	130,934	141,344

Cash dividends per share	$0.34	$0.20	$—

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$85,237	$55,451
Accounts receivable	49,851	52,540
Inventories	33,514	37,322
Prepaid expenses and other	86,137	78,782
Deferred income taxes	16,100	8,638
Assets held for sale	93,342	216,342

Total current assets	364,181	449,075

Property and Equipment at Cost:
Land	255,037	251,374
Buildings and leasehold improvements	1,732,209	1,510,196
Furniture and equipment	726,790	673,855
Construction-in-progress	101,163	92,168

	2,815,199	2,527,593
Less accumulated depreciation and amortization	(1,044,624)	(935,242)

Net property and equipment	1,770,575	1,592,351

Other Assets:
Goodwill	138,876	139,500
Deferred income taxes	4,778	—
Other	39,611	40,853

Total other assets	183,265	180,353

Total assets	$2,318,021	$2,221,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt	$1,761	$2,197
Accounts payable	167,789	151,216
Accrued liabilities	330,963	307,172
Income taxes payable	21,555	29,453
Liabilities associated with assets held for sale	3,014	7,860

Total current liabilities	525,082	497,898

Long-term debt, less current installments	826,918	500,515
Deferred income taxes	—	7,016
Other liabilities	160,932	140,518
Commitments and Contingencies (Notes 9 and 13)
Shareholders' Equity:
Common stock—250,000,000 authorized shares; $.10 par value; 176,246,666 shares issued and 110,127,072 shares outstanding at June 27, 2007, and 176,246,666 shares issued and 125,306,825 shares outstanding at June 28, 2006	17,625	17,625
Additional paid-in capital	450,665	406,626
Accumulated other comprehensive income	(37)	773
Retained earnings	1,791,311	1,602,786

	2,259,564	2,027,810
Less treasury stock, at cost (66,119,594 shares at June 27, 2007 and 50,939,841 shares at June 28, 2006)	(1,454,475)	(951,978)

Total shareholders' equity	805,089	1,075,832

Total liabilities and shareholders' equity	$2,318,021	$2,221,779

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount					Total
Balances at June 30, 2004	135,969	$17,625	$356,094	$1,255,772	$(619,806)	$737	$1,010,422
Net income	—	—	—	160,219	—	—	160,219
Change in fair value of investments, net of tax	—	—	—	—	—	(37)	(37)

Comprehensive income							160,182

Purchases of treasury stock	(7,430)	—	—	—	(170,210)	—	(170,210)
Issuances of common stock	5,174	—	(3,271)	—	85,180	—	81,909
Tax benefit from stock options exercised	—	—	16,088	—	—	—	16,088
Stock-based compensation	—	—	1,891	—	—	—	1,891
Issuance of restricted stock, net of forfeitures	59	—	(989)	—	989	—	—

Balances at June 29, 2005	133,772	17,625	369,813	1,415,991	(703,847)	700	1,100,282
Net income	—	—	—	212,395	—	—	212,395
Change in fair value of investments, net of tax	—	—	—	—	—	73	73

Comprehensive income							212,468

Cash dividends ($0.20 per share)	—	—	—	(25,600)	—	—	(25,600)
Stock-based compensation	—	—	33,201	—	—	—	33,201
Purchases of treasury stock	(11,742)	—	—	—	(305,714)	—	(305,714)
Issuances of common stock	2,860	—	3,173	—	50,635	—	53,808
Tax benefit from stock options exercised	—	—	7,387	—	—	—	7,387
Issuance of restricted stock, net of forfeitures	417	—	(6,948)	—	6,948	—	—

Balances at June 28, 2006	125,307	17,625	406,626	1,602,786	(951,978)	773	1,075,832
Net income	—	—	—	230,049	—	—	230,049
Currency translation adjustment	—	—	—	—	—	(37)	(37)
Change in fair value of investments, net of tax	—	—	—	—	—	181	181
Realized gain on sale of investments, net of tax	—	—	—	—	—	(954)	(954)

Comprehensive income							229,239

Cash dividends ($0.34 per share)	—	—	—	(41,524)	—	—	(41,524)
Stock-based compensation	—	—	31,510	—	—	—	31,510
Purchases of treasury stock	(18,617)	—	—	—	(569,347)	—	(569,347)
Issuances of common stock	3,409	—	(15)	—	66,302	—	66,287
Tax benefit from stock options exercised	—	—	13,092	—	—	—	13,092
Issuance of restricted stock, net of forfeitures	28	—	(548)	—	548	—	—

Balances at June 27, 2007	110,127	$17,625	$450,665	$1,791,311	$(1,454,475)	$(37)	$805,089

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$230,049	$212,395	$160,219
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	189,162	190,206	179,908
Restructure charges and other impairments	13,812	1,950	61,855
Stock-based compensation	29,870	32,200	2,127
Deferred income taxes	(18,823)	(34,219)	(14,852)
Gain on sale of assets	(21,207)	(19,278)	(6,314)
Gain on extinguishment of debt	—	—	(1,750)
Amortization of deferred costs	(130)	(39)	3,113
Loss (income) from discontinued operations, net of taxes	—	1,555	(1,763)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions:
Receivables	3,394	(8,948)	(5,821)
Inventories	3,229	8,474	(12,500)
Prepaid expenses and other	25,541	(3,773)	(3,867)
Other assets	(5,168)	19,198	(3,422)
Income taxes payable	(1,945)	11,994	(4,844)
Accounts payable	(1,978)	18,120	27,301
Accrued liabilities	19,945	54,016	36,541
Other liabilities	19,225	(13,346)	9,430

Net cash provided by operating activities of continuing operations	484,976	470,505	425,361

Cash Flows from Investing Activities:
Payments for property and equipment	(430,532)	(354,607)	(322,713)
Proceeds from sale of assets	180,966	48,462	38,928
Payments for purchases of restaurants	—	(23,095)	—
Proceeds from disposition of equity method investee	—	1,101	—
Proceeds from sale of investments	5,994	—	179,325

Net cash used in investing activities of continuing operations	(243,572)	(328,139)	(104,460)

Cash Flows from Financing Activities:
Purchases of treasury stock	(569,347)	(305,714)	(170,210)
Net borrowings on credit facilities	338,188	80,300	62,900
Proceeds from issuances of treasury stock	66,287	53,808	71,112
Payments of dividends	(40,906)	(25,417)	—
Payments on long-term debt	(12,979)	(1,581)	(301,364)
Excess tax benefits from stock-based compensation	7,139	2,107	6,628

Net cash used in financing activities of continuing operations	(211,618)	(196,497)	(330,934)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	—	5,042	12,324
Net cash provided by (used in) investing activities of discontinued operations	—	62,845	(7,471)

Net cash provided by discontinued operations	—	67,887	4,853

Net change in cash and cash equivalents	29,786	13,756	(5,180)
Cash and cash equivalents at beginning of year	55,451	41,695	46,875

Cash and cash equivalents at end of year	$85,237	$55,451	$41,695

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

        Our consolidated financial statements include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We own, operate, or franchise various restaurant brands principally located in the United States.

        We have a 52/53 week fiscal year ending on the last Wednesday in June. Fiscal years 2007, 2006, and 2005, which ended on June 27, 2007, June 28, 2006, and June 29, 2005, respectively, each contained 52 weeks.

        In November 2006, the Board of Directors declared and the company paid a three-for-two stock split, effected in the form of a 50% stock dividend. As a result of the split, approximately 58.7 million shares of common stock were issued in November 2006. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. Shareholders' equity accounts have been restated to reflect the reclassification of the par value of the increase in issued common shares from the retained earnings account to the common stock account.

        Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2007 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

(b)   Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.

(c)   Revenue Recognition

        We record revenue from the sale of food, beverages and alcohol as products are sold. Initial fees received from a franchisee to establish a new franchise are recognized as income when we have performed our obligations required to assist the franchisee in opening a new franchise restaurant, which is generally upon the opening of such restaurant. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

(d)   Financial Instruments

        Our policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with original maturities of three months or less are reflected as cash equivalents.

        Our financial instruments at June 27, 2007 and June 28, 2006 consist of cash equivalents, accounts receivable, and long-term debt. The fair value of cash equivalents and accounts receivable approximates their carrying amounts reported in the consolidated balance sheets. The fair value of the 5.75% notes, based on quoted market prices, totaled approximately $288.8 million and $282.1 million at June 27, 2007 and June 28, 2006, respectively. The fair value of capital lease obligations is based on the amount of future cash flows discounted using our expected borrowing rate for debt of comparable risk and maturity.

        Our use of derivative instruments has been primarily related to interest rate swaps which were entered into with the intent of hedging exposures to changes in value of certain fixed-rate lease obligations. We record derivative instruments in the consolidated balance sheet at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. Amounts receivable or payable under interest rate swaps related to the hedged lease obligations are recorded as adjustments to restaurant expense. Cash flows related to derivative transactions are included in operating activities.

        We entered into the interest rate swaps in December 2001 with the intent of hedging exposures to changes in value of certain fixed-rate lease obligations. These fair value hedges changed the fixed-rate interest component of an operating lease commitment for certain real estate properties entered into in November 1997 to variable-rate interest. We terminated our interest rate swaps in fiscal 2007 and recorded a $3.2 million gain, which is included in other gains and charges in the consolidated statements of income. At June 27, 2007 we do not have any material outstanding derivative instruments.

(e)   Accounts Receivable

        Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Provisions for doubtful accounts are recorded based on management's judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.

(f)    Inventories

        Inventories, which consist of food, beverages, and supplies, are stated at the lower of cost (weighted average cost method) or market.

(g)   Property and Equipment

        Property and equipment is stated at cost. Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the life of the lease, including renewal options, or the estimated useful lives of the assets, which range from 5 to 20 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.

        We evaluate property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows for a restaurant to the carrying amount of its assets. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell.

(h)   Operating Leases

        Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured. We adopted FASB Staff Position 13-1, "Accounting for Rental Costs Incurred During a Construction Period" beginning December 29, 2005. Subsequent to the adoption, the straight-line rent calculation and rent expense includes the rent holiday period, which is the period of time between taking control of a leased site and the rent commencement date. Prior to the adoption of FASB Staff Position 13-1, the portion of straight-line rent allocated to the construction period was capitalized and amortized to depreciation and amortization expense over the useful life of the related assets.

        Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they are incurred. Landlord contributions are recorded when received as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the lesser of the lease term, including renewal options, or 20 years.

(i)    Capitalized Interest

        Interest costs capitalized during the construction period of restaurants were approximately $6.0 million, $5.0 million and $3.8 million during fiscal 2007, 2006, and 2005, respectively.

(j)    Advertising

        Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs were $149.6 million, $146.1 million and $123.7 million in fiscal 2007, 2006, and 2005, respectively, and are included in restaurant expenses in the consolidated statements of income.

(k)   Goodwill

        Goodwill represents the residual purchase price after allocation to all other identifiable net assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires a two-step process for testing impairment of goodwill. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value. See Note 5 for additional disclosures related to goodwill.

(l)    Sales Taxes

        Sales taxes collected from customers are excluded from revenues. The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

(m)  Self-Insurance Program

        We utilize a paid loss self-insurance plan for health, general liability and workers' compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

        We utilize a wholly-owned captive insurance company for our general liability and workers' compensation coverage. We make premium payments to the captive insurance company and accrue for claims costs based on the actuarially predicted ultimate losses, and the captive insurance company then pays administrative fees and the insurance claims. As a result of these premium payments, approximately $70.5 million and $41.0 million of cash from the captive insurance company is included in cash and cash equivalents in the consolidated balance sheets as of June 27, 2007 and June 28, 2006, respectively.

(n)   Income Taxes

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

(o)   Stock-Based Compensation

        Prior to fiscal 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), and adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because we grant stock options with an exercise price equal to the market value of the stock on the date of grant.

        Effective June 30, 2005, we adopted SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense for fiscal 2007 and fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 29, 2005. Stock-based compensation expense totaled approximately $29.9 million, $32.2 million and $2.1 million for fiscal 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of income related to stock-based compensation was approximately $10.5 million, $7.7 million and $744,000 during fiscal 2007, 2006 and 2005, respectively.

        Under APB 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranged from 2 to 4 years. Upon adoption of SFAS 123R, we record compensation expense using a graded-vesting schedule over the vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had we used the fair value based accounting method for stock-based compensation prescribed by SFAS No. 123, our net income and earnings per share for fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

2005
Net income—as reported	$160,219
Add: Reported stock-based compensation expense, net of taxes	1,383
Deduct: Fair value based compensation expense, net of taxes (a)	(16,700)

Net income—pro forma (a)	$144,902

Earnings per share:
Basic—as reported	$1.21

Basic—pro forma (a)	$1.09

Diluted—as reported	$1.15

Diluted—pro forma (a)	$1.04

(a)
If pro-forma expense had been derived using the non-substantive vesting period approach, total stock-based compensation (net of taxes) for fiscal 2005 would have been $15.2 million. Pro-forma net income for fiscal 2005 would have been $146.4 million. Additionally, basic pro-forma earnings per share for fiscal 2005 would have been $1.10. Diluted pro-forma earnings per share for fiscal 2005 would have been $1.06.

        The weighted average fair values of option grants were $7.37, $7.65, and $7.65 during fiscal 2007, 2006, and 2005, respectively.

        The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected volatility	26.1%	28.8%	31.2%
Risk-free interest rate	4.6%	4.2%	3.4%
Expected lives	5 years	5 years	5 years
Dividend yield	1.1%	1.0%	0.0%

        Expected volatility and the expected life of stock options are based on historical experience. The risk-free rate is based on the yield of a five-year Treasury Note.

        Certain employees are eligible to receive performance shares, restricted stock and restricted stock units, while non-employee members of the Board of Directors are eligible to receive restricted stock and restricted stock units. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics at the end of a three-year cycle. Performance shares are paid out in common stock and will be fully vested upon issuance. The fair value of performance shares is determined on the date of grant based on a Monte Carlo simulation model. The fair value of restricted stock and restricted stock units are based on our closing stock price on the date of grant.

(p)   Preferred Stock

        Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 27, 2007, no preferred shares were issued.

(q)   Shareholders' Equity

        Our Board of Directors has authorized a total of $2,060.0 million of share repurchases. Pursuant to our stock repurchase plan, we repurchased approximately 18.6 million shares of our common stock for $569.3 million during fiscal 2007. As of June 27, 2007, approximately $300.1 million was available under our share repurchase authorizations. The repurchased common stock is reflected as a reduction of shareholders' equity.

(r)   Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Fiscal 2007 comprehensive income consists of net income, currency translation adjustments, and the realized gain on the sale of our investments in mutual funds. Fiscal 2006 and 2005 comprehensive income consists of net income and the unrealized portion of changes in the fair value of our investments in mutual funds.

(s)   Net Income Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method, and convertible debt. We had approximately 28,000 stock options outstanding at June 27, 2007, 885,000 stock options outstanding at June 28, 2006, and 1.1 million stock options outstanding at June 29, 2005 that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.

        The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	2007	2006	2005
Income from continuing operations (w)	$230,049	$213,950	$158,456
Adjustment for interest on convertible debt, net of tax	—	—	2,650

Income from continuing operations—as adjusted (x)	$230,049	$213,950	$161,106

Basic weighted average shares outstanding (y)	121,062	128,766	132,795
Dilutive effect of stock options and restricted share awards	3,054	2,168	1,901
Dilutive effect of convertible debt	—	—	6,648

Diluted weighted average shares outstanding (z)	124,116	130,934	141,344

Basic earnings per share from continuing operations (w)/(y)	$1.90	$1.66	$1.19

Diluted earnings per share from continuing operations (x)/(z)	$1.85	$1.63	$1.14

(t)    Segment Reporting

        Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" permits two or more operating segments to be aggregated into a single operating segment if they have similar economic characteristics and are similar in the following areas:

  •
  The nature of products and services

  •
  Nature of production processes

  •
  Type or class of customer

  •
  Methods used to distribute products or provide services

  •
  The nature of the regulatory environment, if applicable

        Our four brands have similar types of products, contracts, customers, and employees and all operate as full-service restaurants offering lunch and dinner in the casual-dining segment of the industry. In addition, food costs, labor and facility-related costs comprise the majority of our brands' total costs and drive similar long-term average margins across all of our brands. Therefore, we believe we meet the criteria for aggregating operating segments into a single reporting segment.

2.     RESTAURANT ACQUISITIONS AND DISPOSITIONS

        In May 2007, we entered into an agreement with ERJ Dining IV, LLC to sell 76 company-owned Chili's restaurants. This decision is the result of our strategy to increase the percentage of franchised restaurants through new and existing franchisees. Upon signing of the agreement, we determined that the plan of sale criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" had been met. Accordingly, the assets and liabilities associated with this transaction have been classified as held for sale in the consolidated balance sheets and depreciation ceased on these assets in June 2007. The net assets to be sold totaled approximately $90.3 million at June 27, 2007 and consisted primarily of property and equipment of $85.1 million. The transaction is expected to close in the second quarter of fiscal 2008 upon completion of customary due diligence and closing procedures. We expect to record a gain in the financial statements at the time the sale is complete.

        In January 2007, we entered into an agreement with Pepper Dining, Inc. to sell 95 company-owned Chili's restaurants for approximately $155.0 million. The sale was completed in June 2007 and we recorded a gain of $17.1 million in other gains and charges in the consolidated statements of income. The net assets sold totaled approximately $127.9 million and consisted primarily of property and equipment of $126.1 million and goodwill of $3.9 million. The assets and liabilities associated with these restaurants were classified as held for sale in the consolidated balance sheet for the fiscal year ended June 28, 2006.

        During fiscal 2006, we acquired 15 Chili's restaurants and one Macaroni Grill restaurant for $23.1 million in cash from existing franchisees. The purchase price was based on expected future cash flows from the restaurants and was allocated to acquired assets and liabilities utilizing the methodology prescribed in SFAS No. 141, "Business Combinations." As a result, we recognized approximately $21.0 million in goodwill related to the acquisitions after recording all assets and liabilities at the appropriate values. The values of the assets and liabilities recorded at the date of acquisition were as follows (in thousands):

Property and equipment	$14,617
Goodwill	20,958
Other assets	4,732
Capital lease obligations	(16,123)
Other liabilities	(1,089)

Net cash paid	$23,095

3.     DISCONTINUED OPERATIONS

        In September 2005, we entered into an agreement to sell Corner Bakery. The decision to sell the brand was a result of our continued focus on maximizing returns on investment. The sale of the brand was completed in February 2006. There was no operating activity during fiscal 2007 related to Corner Bakery. We have reported the results of operations of Corner Bakery as discontinued operations which consist of the following (in thousands):

	2006	2005
Revenues	$108,932	$163,311

Income before provision for income taxes from discontinued operations	$13,061	$2,814
Provision for income taxes	(4,911)	(1,051)

Net income from discontinued operations	8,150	1,763
Loss on sale of Corner Bakery, net of taxes (1)	(9,705)	—

(Loss) income from discontinued operations	$(1,555)	$1,763

(1)
The sale of Corner Bakery resulted in a taxable gain due to $11.0 million of goodwill not being deductible for tax purposes. The $9.7 million loss includes tax expense totaling $784,000.

4.     OTHER GAINS AND CHARGES

	2007	2006	2005
Gains on the sale of restaurants (see Note 2)	$(19,116)	$(15,940)	$(5,786)
Restructure charges and impairments	12,854	3,051	64,528
Other gains	(2,737)	(4,373)	(5,963)

	$(8,999)	$(17,262)	$52,779

        In fiscal 2007, we recorded a $12.9 million charge for long-lived asset impairments resulting from the decision to close thirteen restaurants, including nine Macaroni Grill, three On The Border, and one Chili's restaurants. The decision to close the restaurants was based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The $12.9 million charge consists of long-lived asset impairments totaling $10.7 million and a $2.2 million charge primarily related to remaining lease obligations associated with the closed restaurants. The remaining carrying values of the long-lived assets associated with the closed restaurants totaled approximately $3.7 million at June 27, 2007.

        In fiscal 2005, a $36.4 million impairment charge was recorded primarily as a result of the decision to sell nine Big Bowl restaurants and to close the remaining five restaurants (the sale was finalized in February 2005). The decision to dispose of Big Bowl was the result of research and testing of the brand's competitive positioning. The charge consists of goodwill totaling $21.6 million, long-lived asset impairments totaling $9.6 million, lease obligation charges totaling $3.8 million, and the write-off of inventory and other supplies totaling $1.4 million.

        A $16.9 million charge was also recorded in fiscal 2005 to fully impair the investment and notes receivable associated with Rockfish as a result of declines in operating performance and lower forecasted earnings.

        Additionally, an $11.2 million impairment charge was recorded in fiscal 2005 primarily as a result of the decision to close fifteen restaurants, including ten Chili's, three Macaroni Grill, and two On The Border restaurants. The decision to close the restaurants was the result of an analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The $11.2 million charge consists of long-lived asset impairments totaling $8.0 million, lease obligation charges totaling $2.2 million, and the write-off of inventory and other supplies totaling $1.0 million. The remaining carrying values of the long-lived assets associated with the closed restaurants totaled approximately $4.6 million and $7.7 million at June 27, 2007 and June 28, 2006, respectively.

5.     GOODWILL

        The changes in the carrying amount of goodwill for the fiscal years ended June 27, 2007 and June 28, 2006 are as follows (in thousands):

	2007	2006
Balance at beginning of year	$139,500	$118,770
Goodwill arising from acquisitions	—	20,958
Other	(624)	(228)

Balance at end of year	$138,876	$139,500

6.     ACCRUED AND OTHER LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	2007	2006
Payroll	$107,629	$117,940
Gift cards	83,105	66,600
Property tax	31,976	28,140
Insurance	31,091	29,021
Sales tax	31,002	29,158
Other	46,160	36,313

	$330,963	$307,172

        Other liabilities consist of the following (in thousands):

	2007	2006
Straight-line rent	$73,735	$65,457
Insurance	37,129	31,565
Savings plan (see Note 11)	6,006	6,396
Other	44,062	37,100

	$160,932	$140,518

7.     INCOME TAXES

        The provision for income taxes from continuing operations consists of the following (in thousands):

	2007	2006	2005
Current income tax expense:
Federal	$94,418	$98,267	$32,264
State	13,259	12,170	9,829
Foreign	1,431	1,391	1,184

Total current income tax expense	109,108	111,828	43,277

Deferred income tax benefit:
Federal	(18,756)	(18,638)	(8,912)
State	(1,931)	(1,742)	(1,222)

Total deferred income tax benefit	(20,687)	(20,380)	(10,134)

	$88,421	$91,448	$33,143

        A reconciliation between the reported provision for income taxes from continuing operations and the amount computed by applying the statutory Federal income tax rate of 35% to income before provision for income taxes is as follows (in thousands):

	2007	2006	2005
Income tax expense at statutory rate	$111,465	$106,889	$67,060
FICA tax credit	(23,307)	(22,774)	(30,032)
State income taxes, net of Federal benefit	7,363	6,778	5,594
Tax settlements	(6,790)	(5,529)	—
Goodwill impairment	—	—	(9,450)
Stock-based compensation	576	4,077	—
Other	(886)	2,007	(29)

	$88,421	$91,448	$33,143

        The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities as of June 27, 2007 and June 28, 2006 are as follows (in thousands):

	2007	2006
Deferred income tax assets:
Leasing transactions	$43,884	$24,386
Stock-based compensation	14,636	6,501
Insurance reserves	3,967	6,003
Restructure charges and other impairments	4,284	2,139
Employee benefit plans	2,235	1,295
Other, net	17,616	27,795

Total deferred income tax assets	86,622	68,119

Deferred income tax liabilities:
Depreciation and capitalized interest on property and equipment	18,530	14,967
Prepaid expenses	20,408	20,124
Goodwill and other amortization	14,324	14,497
Captive insurance	6,397	6,823
Other, net	6,085	10,086

Total deferred income tax liabilities	65,744	66,497

Net deferred income tax asset	$20,878	$1,622

8.     DEBT

        Long-term debt consists of the following (in thousands):

	2007	2006
Credit facilities	$481,498	$143,200
5.75% notes	298,913	298,755
Capital lease obligations (see Note 9)	48,268	49,833
Mortgage loan obligations	—	10,924

	828,679	502,712
Less current installments	(1,761)	(2,197)

	$826,918	$500,515

        We have credit facilities aggregating $910.0 million at June 27, 2007. In April 2007, we entered into an agreement for a one-year unsecured committed credit facility of $400.0 million, which bears interest at LIBOR plus 0.65% (6.01% as of June 27, 2007) with a maximum rate of LIBOR plus 1.0% and expires in April 2008. At June 27, 2007, $400.0 million was outstanding under this facility. A revolving credit facility of $300.0 million bears interest at LIBOR plus 0.75% (5.92% as of June 27, 2007) with a maximum rate of LIBOR plus 1.5% and expires in October 2009. At June 27, 2007, no balance was outstanding under this facility. An uncommitted credit facility of $50.0 million bears interest at LIBOR plus 0.23% (5.55% as of June 27, 2007) and expires in August 2007. At June 27, 2007, $50.0 million was outstanding under this facility. A revolving credit facility of $10.0 million bears interest at LIBOR plus 1.15% (6.94% as of June 27, 2007) and expires in July 2011. At June 27, 2007, $3.5 million was outstanding under this facility. The remaining credit facility of $350.0 million is an uncommitted obligation giving the lender an option not to extend funding and bears interest based upon a negotiated rate (federal funds rate plus 0.29% or 5.60% as of June 27, 2007). Our current borrowing capacity under this credit facility as of June 27, 2007 was $150.0 million based on our current credit rating. At June 27, 2007, $28.0 million was outstanding under the uncommitted facility.

        Unused credit facilities available to us totaled $428.5 million at June 27, 2007. In August 2007, we extended the $50.0 million uncommitted credit facility through August 2008. Obligations under our credit facilities, which require short-term repayments, have been classified as long-term debt, reflecting our intent and ability to refinance these borrowings through other existing credit facilities.

        In June 2007, we paid off the mortgage loan obligations, which were collateralized by some of the restaurant properties sold to Pepper Dining, Inc.

        In May 2004, we issued $300.0 million of 5.75% notes and received proceeds totaling approximately $298.4 million prior to debt issuance costs. The Notes require semi-annual interest payments and mature in June 2014.

        In October 2001, we issued $431.7 million of zero coupon convertible senior debentures (the "Debentures"), maturing on October 10, 2021, and received proceeds totaling approximately $250.0 million prior to debt issuance costs. The Debentures required no interest payments and were issued at a discount representing a yield to maturity of 2.75% per annum. The Debentures became redeemable at our option on October 10, 2004. On December 22, 2004, we exercised our right to redeem all of the Debentures. Holders had the option to convert the Debentures into shares of common stock or cash until the close of business on January 20, 2005. Holders chose to convert a total of $10.8 million of the accreted debenture value into 462,138 shares of common stock and the remaining accreted debenture value of $262.7 million was redeemed for cash on January 24, 2005.

        Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

        Excluding capital lease obligations (see Note 9) our long-term debt maturities for the five years following June 27, 2007 are as follows (in thousands):

Fiscal Year
2008	$478,000
2009	—
2010	—
2011	—
2012	3,498
Thereafter	298,913

$780,411

9.     LEASES

(a)   Capital Leases

        We lease certain buildings under capital leases. The asset value of $32.6 million at June 27, 2007 and June 28, 2006, and the related accumulated amortization of $7.4 million and $5.6 million at June 27, 2007 and June 28, 2006, respectively, are included in property and equipment. Amortization of assets under capital leases is included in depreciation and amortization expense.

(b)   Operating Leases

        We lease restaurant facilities, office space, and certain equipment under operating leases having terms expiring at various dates through fiscal 2093. The restaurant leases have renewal clauses of 1 to 35 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of sales in excess of specified levels, as defined in the leases. Rent expense for fiscal 2007, 2006, and 2005 was $151.2 million, $138.8 million, and $119.2 million, respectively. Contingent rent included in rent expense for fiscal 2007, 2006, and 2005 was $10.9 million, $12.7 million, and $11.6 million, respectively.

(c)   Commitments

        As of June 27, 2007, future minimum lease payments on capital and operating leases were as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2008	$4,859	$119,461
2009	4,948	113,899
2010	5,040	106,049
2011	5,134	97,404
2012	5,244	86,733
Thereafter	49,817	378,823

Total minimum lease payments	75,042	$902,369

Imputed interest (average rate of 7%)	(26,774)

Present value of minimum lease payments	48,268
Less current installments	(1,761)

	$46,507

        As of June 27, 2007, we had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. Classification of these leases as capital or operating has not been determined as construction of the leased properties has not been completed.

10.   STOCK-BASED COMPENSATION

        In November 2005, our shareholders approved the Performance Share Plan, the Restricted Stock Unit Plan, and amendments to the 1998 Stock Option and Incentive Plan and the 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants (collectively, the "Plans"), authorizing the issuance of up to 33.3 million shares of our common stock to employees and non-employee directors and consultants. The Plans provide for grants of options to purchase our common stock, restricted stock, restricted stock units, performance shares and stock appreciation rights.

(a)   Stock Options

        Expense related to stock options issued to eligible employees under the Plans is recognized using a graded-vesting schedule over the vesting period. For options granted after the adoption of SFAS 123R on June 30, 2005, expense is recognized to the date on which retirement eligibility is achieved, if shorter than the vesting period. Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 to 10 years.

        Transactions during fiscal 2007 were as follows (in thousands, except option prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 28, 2006	10,606	$20.50
Granted	752	25.85
Exercised	(3,388)	19.57
Forfeited	(382)	22.76

Options outstanding at June 27, 2007	7,588	$21.34	5.99	$60,362

Options exercisable at June 27, 2007	4,927	$19.83	5.38	$46,596

        At June 27, 2007, unrecognized compensation expense related to stock options totaled approximately $3.9 million and will be recognized over a weighted average period of 2.2 years. The intrinsic value of options exercised totaled approximately $38.8 million, $23.3 million and $44.5 million during fiscal 2007, 2006 and 2005, respectively.

(b)   Restricted Share Awards

        Restricted share awards consist of performance shares, restricted stock and restricted stock units. Performance shares and restricted stock units issued to eligible employees under the Plans vest in full on the third anniversary of the date of grant and the expense is recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units issued to eligible employees under our long-term incentive plans generally vest one-third per year beginning on the first or third anniversary of the date of grant. Restricted stock and restricted stock units issued to non-employee directors under the Plans vest in full on the fourth anniversary of the date of grant and are expensed when granted.

        Transactions during fiscal 2007 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards outstanding at June 28, 2006	1,437	$23.34
Granted	1,148	21.13
Vested	(74)	24.47
Forfeited	(124)	23.81

Restricted share awards outstanding at June 27, 2007	2,387	$22.22

        At June 27, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $20.0 million and will be recognized over a weighted average period of 2.1 years.

11.   SAVINGS PLANS

        We sponsor a qualified defined contribution retirement plan ("Plan I") covering all employees who have attained the age of twenty-one and have completed one year and 1,000 hours of service. Plan I allows eligible employees to contribute, subject to IRS limitations on total annual contributions, up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan, to various investment funds. We match in cash at a rate of 100% of the first 3% an employee contributes and 50% of the next 2% the employee contributes with immediate vesting. In fiscal 2007, 2006, and 2005, we contributed approximately $8.2 million, $3.5 million, and $940,000, respectively.

        In October 2004, Congress enacted the American Jobs Creation Act of 2004 which added section 409A to the Internal Revenue Code and changed the tax rules governing non-qualified deferred compensation plans. After evaluating the new tax rules, effective January 1, 2005, we froze our existing non-qualified defined contribution plan ("Plan II"), closing it to future contributions. Existing participants in Plan II became fully vested in their company contributions due to these plan changes. In October 2005, Plan II was partially terminated resulting in a distribution of approximately $31.8 million to participants. In fiscal 2005, we contributed approximately $456,000. On January 1, 2006, all remaining Plan II balances became part of the Brinker International Deferred Income Plan ("Deferred Plan") which, when finalized after the issuance of final regulations under 409A, will amend and completely restate Plan II. The Deferred Plan is a non-qualified defined contribution plan covering a select group of highly compensated employees, as defined in the plan. Eligible employees are allowed to defer receipt of up to 50% of their base compensation, as defined in the plan. There is no company match, but employee contributions earn interest based on a rate determined and announced in November prior to the start of the plan year. Employee contributions and earnings thereon vest immediately. At the inception of Plan II, we established a Rabbi Trust to fund Plan II obligations. The trust continues to be used to fund obligations of the Deferred Plan. The market value of the trust assets is included in other assets and the liability to plan participants is included in other liabilities.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and income taxes is as follows (in thousands):

	2007	2006	2005
Income taxes, net of refunds	$100,593	$115,877	$46,080
Interest, net of amounts capitalized	26,167	22,319	22,460

        Non-cash investing and financing activities are as follows (in thousands):

	2007	2006	2005
Retirement of fully depreciated assets	$40,133	$49,488	$20,515
Net (decrease) increase in fair value of interest rate swaps	—	(12,101)	4,597
Conversion of debt into common stock	—	—	10,796

13.   CONTINGENCIES

        As of June 27, 2007, we guaranteed lease payments totaling $150.6 million as a result of the sale of certain brands and the sale of restaurants to franchisees. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2008 through fiscal 2022. We remain secondarily liable for the leases. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 27, 2007.

        Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorney's fees and was certified as a class action in July 2006. The California Court of Appeals stayed all trial court activity in December 2006 and is currently reviewing the certification of the class. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

        In January 1996, we entered into a Tip Reporting Alternative Commitment ("TRAC") agreement with the IRS. The agreement required us, among other things, to implement tip reporting educational programs for our hourly restaurant employees and to establish tip reporting procedures, although employees remain ultimately responsible for accurately reporting their tips. The IRS alleged that we did not meet the requirements of the TRAC agreement and retroactively and unilaterally revoked it. As a result of the revocation, the IRS commenced an examination of our 2000 through 2002 calendar years for payroll tax purposes. In December 2004, we paid an assessment of $17.3 million for employer-only FICA taxes on unreported cash tips for the examination period. We recorded the $17.3 million payment in restaurant expenses and recorded a related income tax benefit of approximately $16.9 million, consisting of federal income tax credits related to the additional FICA taxes paid. We continue to believe that we were in full compliance with the TRAC agreement and that the IRS' retroactive revocation was unjustified, particularly in light of compliance reviews conducted by the IRS prior to the revocation. Nevertheless, we agreed to the resolution to avoid potentially costly and protracted litigation.

        We are engaged in various other legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management, based upon consultation with legal counsel, is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

14.   SUBSEQUENT EVENTS

        In August 2007, we announced that we have begun exploring the potential sale of the Macaroni Grill restaurant brand, which includes 217 company-owned restaurants. There is no assurance that this process will result in any transaction being consummated.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2007 and 2006 (in thousands, except per share amounts):

	Fiscal Year 2007 Quarters Ended
	Sept. 27	Dec. 27	March 28	June 27
Revenues	$1,039,935	$1,070,587	$1,123,428	$1,142,954
Income before provision for income taxes	$69,953	$64,357	$77,327	$106,833
Income from continuing operations	$47,639	$44,192	$54,571	$83,647
Basic earnings per share from continuing operations	$0.38	$0.36	$0.45	$0.73
Diluted net income per share from continuing operations	$0.38	$0.35	$0.43	$0.71
Basic weighted average shares outstanding	124,280	123,451	122,019	114,606
Diluted weighted average shares outstanding	126,098	126,641	125,712	118,032
	Fiscal Year 2006 Quarters Ended
	Sept. 28	Dec. 28	March 29	June 28
Revenues	$975,896	$1,009,083	$1,092,790	$1,073,522
Income before provision for income taxes	$57,747	$59,648	$91,381	$96,622
Income from continuing operations	$38,442	$39,370	$63,131	$73,007
Basic earnings per share from continuing operations	$0.29	$0.31	$0.49	$0.58
Diluted earnings per share from continuing operations	$0.29	$0.30	$0.48	$0.57
Basic weighted average shares outstanding	131,711	128,970	127,868	126,521
Diluted weighted average shares outstanding	133,850	131,427	130,182	128,352

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Brinker International, Inc.:

        We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 27, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brinker International, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2007, in conformity with U. S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 27, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 17, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

        As discussed in Note 1 of the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" in fiscal year 2006.

                      KPMG LLP

Dallas, Texas
August 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Brinker International, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Brinker International, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Brinker International, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Brinker International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brinker International, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 27, 2007, and our report dated August 17, 2007 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Dallas, Texas
August 17, 2007

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

        Management is responsible for the reliability of the consolidated financial statements and related notes, which have been prepared in conformity with U. S. generally accepted accounting principles and include amounts based upon our estimate and judgments, as required. The consolidated financial statements have been audited and reported on by our independent registered public accounting firm, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that the representations made to the independent auditors were valid and appropriate.

        We maintain a system of internal controls over financial reporting designed to provide reasonable assurance of the reliability of the consolidated financial statements. Our internal audit function monitors and reports on the adequacy of the compliance with the internal control system and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, which is comprised solely of outside directors, provides oversight to the financial reporting process through periodic meetings with our independent auditors, internal auditors, and management. Both our independent auditors and internal auditors have free access to the Audit Committee. Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of and for the year ended June 27, 2007 provide reasonable assurance that the consolidated financial statements are reliable.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 27, 2007.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of June 27, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ DOUGLAS H. BROOKS DOUGLAS H. BROOKS
President and Chief Executive Officer
/s/ CHARLES M. SONSTEBY CHARLES M. SONSTEBY
Executive Vice President and Chief Financial Officer