Form 10-Q
period 2007-09-26
BRINKER INTERNATIONAL INC
filed 2007-11-05
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $0.10 par value	105,268,712 shares

BRINKER INTERNATIONAL, INC.

PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 26, 2007	June 27, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$78,943	$84,823
Accounts receivable	41,996	49,851
Inventories	26,701	29,189
Prepaid expenses and other	68,004	70,515
Deferred income taxes	19,686	16,100
Assets held for sale	407,172	417,842
Total current assets	642,502	668,320
Property and Equipment at Cost:
Land	193,478	193,600
Buildings and leasehold improvements	1,449,250	1,395,299
Furniture and equipment	622,238	612,610
Construction-in-progress	68,787	94,636
	2,333,753	2,296,145
Less accumulated depreciation and amortization	(851,620)	(826,559)
Net property and equipment	1,482,133	1,469,586
Other Assets:
Goodwill	138,959	138,876
Deferred income taxes	12,805	4,778
Other	37,384	36,461
Total other assets	189,148	180,115
Total assets	$2,313,783	$2,318,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,812	$1,761
Accounts payable	150,991	167,789
Accrued liabilities	319,950	330,031
Income taxes payable	7,798	21,555
Liabilities associated with assets held for sale	21,416	21,046
Total current liabilities	501,967	542,182

Long-term debt, less current installments	952,995	826,918
Other liabilities	162,471	143,832

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock - 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 105,243,779 shares outstanding at September 26, 2007, and 176,246,666 shares issued and 110,127,072 shares outstanding at June 27, 2007	17,625	17,625
Additional paid-in capital	450,332	450,665
Accumulated other comprehensive loss	(41)	(37)
Retained earnings	1,820,097	1,791,311
	2,288,013	2,259,564
Less Treasury stock, at cost (71,002,870 shares at September 26, 2007 and 66,119,594 shares at June 27, 2007)	(1,591,663)	(1,454,475)
Total shareholders’ equity	696,350	805,089
Total liabilities and shareholders’ equity	$2,313,783	$2,318,021

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 26,	September 27,
	2007	2006

Revenues	$895,086	$869,283

Operating Costs and Expenses:
Cost of sales	245,618	238,415
Restaurant expenses	502,153	481,002
Depreciation and amortization	38,535	40,230
General and administrative	40,938	48,140
Other gains and charges	512	(3,241)
Total operating costs and expenses	827,756	804,546

Operating income	67,330	64,737

Interest expense	12,915	6,237
Other, net	(1,257)	(837)

Income before provision for income taxes	55,672	59,337

Provision for income taxes	17,136	19,265

Income from continuing operations	38,536	40,072

(Loss) income from discontinued operations, net of taxes	(936)	7,567

Net income	$37,600	$47,639

Basic net income per share:
Income from continuing operations	$0.36	$0.32
(Loss) income from discontinued operations	$(0.01)	$0.06
Net income per share	$0.35	$0.38

Diluted net income per share:
Income from continuing operations	$0.35	$0.32
(Loss) income from discontinued operations	$(0.01)	$0.06
Net income per share	$0.34	$0.38

Basic weighted average shares outstanding	106,464	124,280

Diluted weighted average shares outstanding	109,155	126,098

Cash dividends per share	$0.09	$0.07

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 26,	September 27,
	2007	2006
Cash Flows from Operating Activities:
Net income	$37,600	$47,639
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	38,535	40,230
Restructure charges and other impairments	512	—
Stock-based compensation	3,201	11,232
Deferred income taxes	(5,799)	(13,468)
Gain on sale of assets	—	(582)
(Loss) income from discontinued operations, net of taxes	936	(7,567)

Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	7,856	7,216
Inventories	2,504	1,947
Prepaid expenses and other	3,429	6,063
Other assets	(1,131)	(3,400)
Accounts payable	749	(6,167)
Accrued liabilities	(11,803)	(19,594)
Income taxes payable	4,046	22,203
Other liabilities	(2,695)	6,799
Net cash provided by operating activities of continuing operations	77,940	92,551

Cash Flows from Investing Activities:
Payments for property and equipment	(70,908)	(86,387)
Proceeds from sale of assets	—	20,123

Net cash used in investing activities of continuing operations	(70,908)	(66,264)

Cash Flows from Financing Activities:
Net borrowings on credit facilities	126,500	4,874
Payments on long-term debt	(266)	(410)
Purchases of treasury stock	(140,489)	(38,863)
Proceeds from issuances of treasury stock	1,680	8,020
Payments of dividends	(9,509)	(8,266)
Excess tax benefits from stock-based compensation	167	538
Net cash used in financing activities of continuing operations	(21,917)	(34,107)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	14,953	16,344
Net cash used in investing activities of discontinued operations	(5,948)	(4,488)

Net cash provided by discontinued operations	9,005	11,856

Net change in cash and cash equivalents	(5,880)	4,036
Cash and cash equivalents at beginning of period	84,823	55,016
Cash and cash equivalents at end of period	$78,943	$59,052

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 26, 2007 and June 27, 2007 and for the thirteen week periods ended September 26, 2007 and September 27, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We  own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), On The Border Mexican Grill & Cantina (“On The Border”), and Maggiano’s Little Italy (“Maggiano’s”).  Beginning in the first quarter of fiscal 2008, Macaroni Grill has been presented as discontinued operations in the consolidated financial statements.  See Note 5 for additional disclosures.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 27, 2007 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

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

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2008 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 1.1 million stock options and restricted share awards outstanding at September 26, 2007 and 4.0 million stock options and restricted share awards outstanding at September 27, 2006 that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.

3.     OTHER GAINS AND CHARGES

In the first quarter of fiscal 2008, we recorded asset impairment charges totaling $512,000 related to the relocation of a restaurant and the decrease in estimated sales value of land associated with a previously closed restaurant.  In the first quarter of fiscal 2007, we recorded a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment.

4.     DISPOSITION OF CHILI’S RESTAURANTS

In May 2007, we entered into an agreement with ERJ Dining IV, LLC to sell 76 company-owned Chili’s restaurants. This decision is the result of our strategy to increase the percentage of franchised restaurants through new and existing franchisees. Upon signing of the agreement, we determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met. Accordingly, the assets and liabilities associated with this transaction have been classified as held for sale in the consolidated balance sheets and depreciation ceased on these assets in June 2007. The net assets to be sold totaled approximately $91.3 million at September 26, 2007 and consisted primarily of property and equipment of $86.2 million. The transaction closed on November 1, 2007, and we expect to record a gain in the financial statements during the second quarter of fiscal 2008.

5.     DISPOSITION OF MACARONI GRILL

We have committed to a plan to sell Macaroni Grill and expect that the sale transaction will be completed prior to the end of fiscal 2008.  The decision to sell the brand was the result of our focus on achieving return on investment and growth targets.  As of September 26, 2007, the net assets to be sold totaled approximately $294.5 million and consisted primarily of property and equipment of $289.3 million.  Macaroni Grill has been presented as discontinued operations in the consolidated financial statements, and depreciation ceased on the assets associated with Macaroni Grill in September 2007.  Discontinued operations includes only the revenues and expenses which can be specifically identified with Macaroni Grill and excludes any allocation of corporate costs, including general and administrative expense, or rental charges on company-owned properties.  The results of Macaroni Grill consist of the following (in thousands):

	Thirteen Week Periods Ended
	September 26,	September 27,
	2007	2006

Revenues	$159,600	$170,652

Other gains and charges (1)	$8,079	$—

(Loss) income before income taxes from discontinued operations	$(2,809)	$10,616
Income tax benefit (expense)	1,873	(3,049)

Net (loss) income from discontinued operations	$(936)	$7,567

(1)          During the first quarter of fiscal 2008, we signed an agreement to sell 16 Macaroni Grill restaurants to a franchisee.  As a result, other gains and charges consists primarily of an impairment charge of $9.2 million to adjust the value of the related restaurants’ carrying value to fair value less the expected cost to sell.  We expect the transaction to close in the second quarter of fiscal 2008.

6.     TAXES

Effective June 28, 2007, we adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption we recognized an $847,000 decrease in the liability for unrecognized tax benefits, net of the federal deferred tax benefit, with a corresponding increase to retained earnings.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2004.  Our U.S. income tax returns for fiscal years 2004 through 2005 have been audited and effectively settled during fiscal year 2007. We are audited by the taxing authorities of most states and certain foreign countries and are subject to examination by these taxing jurisdictions for fiscal years generally after 2003.

The total amount of unrecognized tax benefits as of June 28, 2007 was $23.2 million ($17.4 million of which would favorably affect the effective tax rate if resolved in our favor due to the effect of deferred tax benefits).  Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $786,000 ($604,000 of which would affect the effective tax rate due to the effect of deferred tax benefits) either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $4.3 million ($3.3 million net of a federal deferred tax benefit) of interest and penalties accrued at June 28, 2007.

7.     SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  Pursuant to our stock repurchase plan, we repurchased approximately 5.0 million shares of our common stock for $140.0 million during the first quarter of fiscal 2008.  As of September 26, 2007, approximately $160.1 million was available under our share repurchase authorizations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.  Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  In August 2007, we announced the declaration of a dividend to common stock shareholders in the amount of $0.09 per share.  Dividends of $9.5 million were paid in September 2007.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2008 and 2007 are as follows (in thousands):

	September 26, 2007	September 27, 2006

Income taxes, net of refunds	$15,479	$11,303
Interest, net of amounts capitalized	10,487	1,917

Non-cash investing and financing activities for the first quarter of fiscal 2008 and 2007 are as follows (in thousands):

	September 26, 2007	September 27, 2006

Retirement of fully depreciated assets	$13,735	$21,280

9.     CONTINGENCIES

As of September 26, 2007, we guarantee lease payments totaling $144.2 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2008 through fiscal 2022.  We remain secondarily liable for the leases.  In the event of default, the terms and conditions in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 26, 2007.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  In October 2007, the California Court of Appeal decertified the class action on all claims.  The employees have appealed that decision to the California Supreme Court.  We intend to vigorously defend our position.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

10.  SUBSEQUENT EVENT

On October 24, 2007 we entered into a three-year term loan agreement for $400.0 million and terminated the one-year unsecured committed credit facility of $400.0 million set to expire in April 2008.  The term loan proceeds were used to pay off all outstanding amounts under the one-year unsecured committed credit facility.  The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.5%.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues from continuing operations for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended
	September 26,	September 27,
	2007	2006

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.4%	27.4%
Restaurant expenses	56.1%	55.3%
Depreciation and amortization	4.3%	4.6%
General and administrative	4.6%	5.6%
Other gains and charges	0.1%	(0.3)%
Total operating costs and expenses	92.5%	92.6%

Operating income	7.5%	7.4%

Interest expense	1.4%	0.7%
Other, net	(0.1)%	(0.1)%

Income before provision for income taxes	6.2%	6.8%

Provision for income taxes	(1.9)%	(2.2)%

Income from continuing operations	4.3%	4.6%

(Loss) income from discontinued operations, net of taxes	(0.1)%	0.9%

Net income	4.2%	5.5%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2008.

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2008	2007	2008
Chili’s:
Company-owned	13	28	930	916	64-67
Franchised	5	4	308	198	24-29
Total	18	32	1,238	1,114	88-96

Macaroni Grill:
Company-owned	0	2	216	223	3
Franchised	1	0	14	11	8-10
Total	1	2	230	234	11-13

On The Border:
Company-owned	2	2	134	125	7-9
Franchised	2	2	28	23	6-8
Total	4	4	162	148	13-17

Maggiano’s	0	1	41	38	1-3

International: (a)
Company-owned	0	0	5	5	0-3
Franchised	4	4	151	123	40-45
Total	4	4	156	128	40-48

Total system restaurants	27	43	1,827	1,662	153-177

(a)                  At the end of the first quarter of fiscal year 2008, international company-owned restaurants by brand included four Chili’s and one Macaroni Grill.  International franchise restaurants by brand included 141 Chili’s and ten Macaroni Grill’s.

At September 26, 2007, we owned the land and buildings for 258 of the 1,110 company-owned restaurants (excluding Macaroni Grill).  The net book values of the land and buildings associated with these restaurants totaled $203.6 million and $214.2 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 26, 2007 and September 27, 2006, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.  The results of operations discussed in MD&A exclude discontinued operations, except where otherwise noted.

OVERVIEW

At September 26, 2007, we owned, operated, or franchised 1,827 restaurants through our four brands:  Chili’s, Macaroni Grill, On The Border, and Maggiano’s.  Our results during the first quarter of fiscal 2008 were very solid in light of the challenging operating environment we faced.  We continue to be impacted by soft consumer demand for casual dining and increasing commodity and labor costs. We experienced improving trends during the quarter, including positive comparable restaurant sales at Chili’s and Maggiano’s, which we believe is a result of our focus on new menu items and the overall guest experience.  We are also benefiting from the results of our refranchising program through improving company returns and higher operating income flow-through, while also allowing the system to grow our brands quickly in the global marketplace.  Our continued focus on reducing corporate overhead costs combined with our aggressive share repurchase program also contributed to improved results during the first quarter of fiscal 2008.

We remain committed to our company’s strategic initiatives that are designed to build our business for the long-term including development, continuous menu innovation and initiatives to improve processes, service and overall customer satisfaction.  We are investing in the long-term health of our brands and our stakeholders with a number of initiatives that will help us to achieve consistent, long-term shareholder value over time.  Growing profitable ongoing comparable restaurant sales is the number one priority for the company and our franchisees.  Growth will be achieved through exceptional brand management, franchise support, culinary and operations innovation and, most importantly, extraordinary hospitality, at a great value.  During the first quarter of 2008, these goals were evidenced by the following operational highlights:

•                    Revenues increased 3 percent;

•                    Company-owned and franchise restaurants, or system restaurants, increased 12 percent;

•                    New company restaurant growth was partially offset by selling company restaurants to franchisees resulting in net capacity growth of 2.6 percent (as measured by average-weighted sales weeks);

•                    Revenues from franchisees increased 33 percent;

•                    Diluted EPS from continuing operations increased 9 percent;

•                    Five million common shares were repurchased by the company for approximately $140.0 million; and

•                    We entered into two development agreements with new or existing franchisees with commitments to build 57 restaurants over the next several years.

We intend to continue the expansion of our restaurant brands by opening units in strategically desirable markets. The restaurant site selection process is critical to our long-term success, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. We intend to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts by us and our franchisees will be focused not only on major metropolitan areas, but also on smaller market areas and non-

traditional locations (such as airports and food courts) that can adequately support any of our restaurant brands.  The specific rate at which we are able to open new company-owned restaurants is determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, construction and equipment costs, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management personnel.

In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands to at least 35% by the end of fiscal year 2008 through an active program of franchising company-owned Chili’s and On The Border restaurants and accelerated development commitments from franchisees. Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to develop multi-unit operations.

As we continue to pursue avenues to expand our business, effectively manage the bottom line and enhance the guest experience, we also remain committed to returning capital to our shareholders in the form of increased dividends or additional share repurchases.  This commitment was demonstrated by the repurchase of approximately 5.0 million shares during the first quarter of fiscal 2008.

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

REVENUES

Revenues for the first quarter of fiscal 2008 increased to $895.1 million, 3.0% over the $869.3 million generated for the same quarter of fiscal 2007. The increase in revenue was primarily attributable to capacity growth, partially offset by the impact of the sale of 97 restaurants to franchisees and other restaurant closures since the first quarter of fiscal 2007.

	Thirteen Week Period Ended September 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	0.0%	1.9%	0.9%	2.6%

Chili’s	0.7%	2.0%	1.5%	1.6%

On The Border	(5.3)%	1.2%	(0.9)%	7.7%

Maggiano’s	0.5%	2.0%	(1.9)%	9.7%

	Thirteen Week Period Ended September 27, 2006
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	(2.2)%	3.1%	0.5%	10.0%

Chili’s	(2.3)%	3.2%	0.1%	9.3%

On The Border	(2.2)%	2.2%	3.5%	4.4%

Maggiano’s	(1.5)%	2.9%	(0.3)%	12.2%

(1)      Brinker International comparable restaurant sales exclude the impact of Macaroni Grill.

We increased our capacity 2.6% for the first quarter (as measured by average-weighted sales weeks) compared to the respective prior year period. The increase in capacity was due to a net increase of 26 company-owned restaurants since September 27, 2006.  Comparable restaurant sales for the first quarter of fiscal 2008 were flat compared to the same quarter of prior year primarily due to price increases at all brands, positive mix shift at Chili’s and increased traffic at Maggiano’s offset by declines in traffic at Chili’s and On The Border. Revenues from franchisees for the first quarter of fiscal 2008 increased to $14.1 million, 33.0% over the $10.6 million generated for the same quarter of fiscal 2007.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, was flat for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007.  Cost of sales was negatively impacted by unfavorable commodity prices, primarily beef and cheese, and unfavorable product mix shifts, offset by favorable menu price changes and increased revenues from franchisees.

Restaurant expenses, as a percent of revenues, increased to 56.1% for the first quarter of fiscal 2008 as compared to 55.3% for the same period of fiscal 2007. The increase was driven by increased labor costs caused by increases in state minimum wage rates and restaurant supply costs, partially offset by increased revenues from franchisees and lower pre-opening and stock-based compensation expenses.

Depreciation and amortization decreased $1.7 million for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007.  The decrease in depreciation expense was primarily related to the sale of 95 Chili’s restaurants to Pepper Dining, Inc. in the fourth quarter of fiscal 2007.  Additionally, the decrease was caused by the classification of assets related to the pending sale of 76 Chili’s restaurants to ERJ Dining IV, LLC as held for sale. Assets classified as held for sale are not depreciated.  These decreases were partially offset by new restaurant construction and ongoing capital expenditures related to remodels.

General and administrative expenses decreased $7.2 million, or 15.0%, for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease was primarily due to lower performance and stock-based compensation expenses.

Other gains and charges decreased $3.8 million for the first quarter of fiscal 2008 as compared to the same quarter of fiscal 2007.  The decrease resulted from asset impairment charges totaling $512,000 recorded in the first quarter of fiscal 2008 compared to a $3.2 million gain recorded in the first quarter of fiscal 2007 related to the termination of interest rate swaps on an operating lease commitment.

Interest expense increased $6.7 million for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007.  The increase is primarily due to outstanding borrowings on our $400.0 million credit facility.  We entered into the credit facility in April 2007 primarily to provide additional funds for our share repurchase program. Additionally, higher average borrowings and interest rates on our existing lines of credit contributed to the increase.

INCOME TAXES

The effective income tax rate for continuing operations decreased to 30.8% from 32.5% for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007.  The lower tax rate for continuing operations was primarily due to an increase in federal tax credits, primarily the Work Opportunity Tax Credit, and a decrease in stock-based compensation expense related to incentive stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate strong cash flows from operations to continue into the future.  Net cash provided by operating activities of continuing operations decreased to $77.9 million for the first quarter of fiscal 2008 from $92.6 million in the first quarter of fiscal 2007 primarily due to the timing and amount of income taxes.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $70.9 million for the first quarter of fiscal 2008 compared to $86.4 million for the same period of fiscal 2007.  We estimate that our capital expenditures for fiscal 2008 will be approximately $360 to $380 million and will be funded entirely from operations and existing credit facilities.

In August 2007, we announced the declaration of a dividend to common stock shareholders in the amount of $0.09 per share.  Dividends of $9.5 million were paid in September 2007.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In June 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to $140.0 million of shares of our common stock.  Pursuant to our stock repurchase plan, we repurchased approximately 5.0 million shares of our common stock for $140.0 million during the first quarter of fiscal 2008, which was funded through existing credit facilities.  We terminated the latest trading plan on August 1, 2007.

In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

In August 2007, we extended our $50.0 million uncommitted credit facility through August 2008.  In September 2007, we increased the $50.0 million uncommitted credit facility to $100.0 million and extended the expiration to September 2008.

On October 24, 2007 we entered into a three-year term loan agreement for $400.0 million and terminated the one-year unsecured committed credit facility of $400.0 million set to expire in April 2008.  The term loan proceeds were used to pay off all outstanding amounts under the one-year unsecured committed credit facility.  The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.5%  Based on our current credit rating, we would pay interest at a rate of LIBOR plus 0.65%.

Excluding the impact of assets held for sale, the working capital deficit decreased to $245.2 million at September 26, 2007 from $270.7 million at June 27, 2007 primarily due to the timing of operational receipts and payments and the reclassification of certain tax exposures to long-term upon the adoption of FIN 48.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for us beginning in fiscal 2009. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for us beginning in fiscal 2009. We are currently in the process of assessing the impact that SFAS 157 and SFAS 159 may have on our consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 will be effective for us beginning in fiscal 2009. We are currently in the process of evaluating the impact that EITF 06-11 may have on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 26, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, financial and credit markets, population and traffic patterns.  We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours.  There is active competition for management personnel and hourly employees, and for attractive commercial real estate sites suitable for restaurants.

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

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.  In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

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

•                  the ability to obtain adequate funding and financing for the transaction; and

•                  our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us.

If we are unable to meet our strategic plans, our profitability in the future may be adversely affected.

Our ability to meet our strategic plans is dependent upon, among other things, the ability to:

•                  identify by us and our franchisees available, suitable and economically viable locations for new restaurants,

•                  identify adequate sources of capital to fund and finance strategic initiatives, including new restaurant development,

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 9 to our consolidated financial statements set forth in Part I of this report.

Item 1A.     RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2007.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2008 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 28, 2007 through August 1, 2007	4,445,500	$28.04	4,445,500	$175,292

August 2, 2007 through August 29, 2007	571,614	$27.33	558,131	$160,052

August 30, 2007 through September 26, 2007	3,275	$28.54	—	$160,052

	5,020,389	$27.96	5,003,631

(a)          These amounts include shares purchased as part of the publicly announced programs described in part I of this report and shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.  During the first quarter of fiscal 2008, 16,758 shares were tendered by employees at an average price of $29.19.

Item 6.    EXHIBITS

10(a)                            $100 million uncommitted line of credit, dated September 7, 2007, by and between the registrant and Bank of America N.A.

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

BRINKER INTERNATIONAL, INC.

Date: November 5, 2007	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2007	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)