Form 10-Q
period 2007-12-26
BRINKER INTERNATIONAL INC
filed 2008-01-31
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2008
Common Stock, $0.10 par value	101,187,116 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 26, 2007	June 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$82,175	$84,823
Accounts receivable	90,490	49,851
Inventories	28,941	29,189
Prepaid expenses and other	66,698	70,515
Deferred income taxes	23,977	16,100
Assets held for sale	303,054	417,842
Total current assets	595,335	668,320
Property and Equipment at Cost:
Land	202,182	193,600
Buildings and leasehold improvements	1,488,326	1,395,299
Furniture and equipment	639,254	612,610
Construction-in-progress	75,631	94,636
	2,405,393	2,296,145
Less accumulated depreciation and amortization	(883,031)	(826,559)
Net property and equipment	1,522,362	1,469,586
Other Assets:
Goodwill	139,064	138,876
Deferred income taxes	16,766	4,778
Other	44,115	36,461
Total other assets	199,945	180,115
Total assets	$2,317,642	$2,318,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,865	$1,761
Accounts payable	174,909	167,789
Accrued liabilities	391,596	330,031
Income taxes payable	33,956	21,555
Liabilities associated with assets held for sale	19,354	21,046
Total current liabilities	621,680	542,182

Long-term debt, less current installments	884,414	826,918
Other liabilities	166,659	143,832

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock — 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 101,166,942 shares outstanding at December 26, 2007, and 176,246,666 shares issued and 110,127,072 shares outstanding at June 27, 2007	17,625	17,625
Additional paid-in capital	455,035	450,665
Accumulated other comprehensive loss	(100)	(37)
Retained earnings	1,863,194	1,791,311
	2,335,754	2,259,564
Less Treasury stock, at cost (75,079,707 shares at December 26, 2007 and 66,119,594 shares at June 27, 2007)	(1,690,865)	(1,454,475)
Total shareholders’ equity	644,889	805,089
Total liabilities and shareholders’ equity	$2,317,642	$2,318,021

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26,	December 27,	December 26,	December 27,
	2007	2006	2007	2006

Revenues	$868,206	$899,571	$1,763,292	$1,768,854

Operating Costs and Expenses:
Cost of sales	245,283	251,901	490,901	490,316
Restaurant expenses	486,871	493,132	989,024	974,134
Depreciation and amortization	39,089	40,825	77,624	81,055
General and administrative	39,620	44,973	80,558	93,113
Other gains and charges	(21,948)	2,031	(21,436)	(1,210)
Total operating costs and expenses	788,915	832,862	1,616,671	1,637,408

Operating income	79,291	66,709	146,621	131,446

Interest expense	12,476	6,614	25,391	12,851
Other, net	(845)	(795)	(2,102)	(1,632)

Income before provision for income taxes	67,660	60,890	123,332	120,227

Provision for income taxes	21,434	19,900	38,570	39,165

Income from continuing operations	46,226	40,990	84,762	81,062

Income from discontinued operations, net of taxes	8,254	3,202	7,318	10,769

Net income	$54,480	$44,192	$92,080	$91,831

Basic net income per share:
Income from continuing operations	$0.45	$0.33	$0.81	$0.65
Income from discontinued operations	$0.08	$0.03	$0.07	$0.09
Net income per share	$0.53	$0.36	$0.88	$0.74

Diluted net income per share:
Income from continuing operations	$0.44	$0.32	$0.79	$0.64
Income from discontinued operations	$0.08	$0.03	$0.07	$0.09
Net income per share	$0.52	$0.35	$0.86	$0.73

Basic weighted average shares outstanding	103,498	123,451	104,981	123,835

Diluted weighted average shares outstanding	105,339	126,641	107,247	126,339

Cash dividends per share	$0.11	$0.09	$0.20	$0.16

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Week Periods Ended_
	December 26,	December 27,
	2007	2006

Cash Flows from Operating Activities:
Net income	$92,080	$91,831
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	77,624	81,055
Restructure charges and other impairments	7,798	2,031
Gain on sale of assets	(29,234)	(696)
Stock-based compensation	7,415	17,380
Deferred income taxes	(14,052)	(24,462)
Income from discontinued operations, net of taxes	(7,318)	(10,769)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(39,709)	(24,102)
Inventories	52	2,983
Prepaid expenses and other	5,169	5,794
Other assets	(855)	(4,218)
Accounts payable	24,676	(9,902)
Accrued liabilities	57,123	68,917
Income taxes payable	30,113	47,331
Other liabilities	3,470	13,423
Net cash provided by operating activities of continuing operations	214,352	256,596

Cash Flows from Investing Activities:
Payments for property and equipment	(149,361)	(185,811)
Proceeds from sale of assets	121,917	23,574
Investment in equity method investee	(6,425)	—
Net cash used in investing activities of continuing operations	(33,869)	(162,237)

Cash Flows from Financing Activities:
Net proceeds from issuance of debt	399,287	—
Net payments on credit facilities	(341,686)	(12,051)
Payments on long-term debt	(531)	(794)
Purchases of treasury stock	(240,744)	(119,239)
Proceeds from issuances of treasury stock	2,469	38,502
Payments of dividends	(20,637)	(19,425)
Excess tax benefits from stock-based compensation	259	1,954
Net cash used in financing activities of continuing operations	(201,583)	(111,053)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	26,714	36,663
Net cash used in investing activities of discontinued operations	(8,262)	(8,952)
Net cash provided by discontinued operations	18,452	27,711

Net change in cash and cash equivalents	(2,648)	11,017

Cash and cash equivalents at beginning of period	84,823	55,016
Cash and cash equivalents at end of period	$82,175	$66,033

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

        References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

        Our consolidated financial statements as of December 26, 2007 and June 27, 2007 and for the thirteen week and twenty-six week periods ended December 26, 2007 and December 27, 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We  own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), On The Border Mexican Grill & Cantina (“On The Border”), and Maggiano’s Little Italy (“Maggiano’s”).  Beginning in the first quarter of fiscal 2008, Macaroni Grill has been presented as discontinued operations in the consolidated financial statements.  See Note 5 for additional disclosures.

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

        Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to fiscal 2008 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.3 million stock options and restricted share awards outstanding at December 26, 2007 and 1.1 million stock options and restricted share awards outstanding at December 27, 2006 that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.

3.     OTHER GAINS AND CHARGES

In May 2007, we entered into an agreement with ERJ Dining IV, LLC to sell 76 company-owned Chili’s restaurants for approximately $122 million. The assets and liabilities associated with these restaurants were classified as held for sale in the consolidated balance sheet for the fiscal year ended June 27, 2007. The sale was completed in November 2007 and we recorded a gain of $29.2 million in other gains and charges in the consolidated statements of income. The net assets sold totaled approximately $88.2 million and consisted primarily of property and equipment of $86.4 million.

In the second quarter of fiscal 2008, we recorded $7.3 million in charges primarily related to long-lived asset impairments.  The charges include a $5.5 million impairment related to two restaurants which were impaired based on an analysis of projected operating performance and operating cash flows.  Also included is a $1.0 million charge related to the decrease in estimated sales value of land associated with previously closed restaurants and $646,000 related to restaurants closed in the second quarter of fiscal 2008.

In the first quarter of fiscal 2008, we recorded a $512,000 charge for asset impairments related to the relocation of a restaurant and the decrease in estimated sales value of land associated with a previously closed restaurant.

In the second quarter of fiscal 2007, we made the decision to close restaurants based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria.  As a result of this analysis, we recorded charges of $2.0 million in continuing operations and $8.6 million in discontinued operations for long-lived asset impairments.

In the first quarter of fiscal 2007, we recorded a $3.2 million gain related to the termination of interest rate swaps on an operating lease commitment.

5.     DISPOSITION OF MACARONI GRILL

We have committed to a plan to sell Macaroni Grill and expect that the sale will be completed in late fiscal 2008 or early fiscal 2009.  The decision to sell the brand was the result of our focus on achieving return on investment and growth targets.  As of December 26, 2007, the net assets to be sold totaled approximately $283.7 million and consisted primarily of property and equipment of $279.8 million.  We are currently in negotiations for the sale of the brand and believe the fair value less costs to sell of the disposal group exceeds the carrying value at December 26, 2007 based on the best information available.   However, due to uncertainty in the credit markets and other factors outside of our control, management cannot be certain that an impairment will not be necessary until the transaction is completed.

Macaroni Grill has been presented as discontinued operations in the consolidated financial statements.  Discontinued operations includes only the revenues and expenses which can be specifically identified with Macaroni Grill and excludes any allocation of corporate costs, including general and administrative expenses, or rental charges on company-owned properties.  The results of Macaroni Grill consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26,	December 27,	December 26,	December 27,
	2007	2006	2007	2006

Revenues	$161,579	$171,016	$321,179	$341,668

Other gains and charges (1)	$5,605	$8,599	$13,684	$8,599

Income before taxes from discontinued operations	10,446	3,467	7,637	14,083
Income tax expense	2,192	265	319	3,314
Net income from discontinued operations	$8,254	$3,202	$7,318	$10,769

(1)                      Other gains and charges includes a $3.2 million asset impairment charge associated with restaurant closures and $1.9 million in incremental charges related to the planned sale of Macaroni Grill recorded in the second quarter of fiscal 2008. During the first quarter of fiscal 2008, we recorded $9.2 million of impairment charges to adjust the value of the related restaurants’ carrying value to fair value less the expected cost to sell to a franchisee.  This transaction will not be completed; however, these assets are still held for sale as part of the expected disposition of the Macaroni Grill brand.  Other gains and charges in fiscal 2007 includes an $8.6 million charge for asset impairments associated with restaurant closures.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2006.  We are audited by the taxing authorities of most states and certain foreign countries and are subject to examination by these taxing jurisdictions for fiscal years generally after 2003.

The total amount of unrecognized tax benefits as of June 28, 2007 was $23.2 million ($17.4 million of which would favorably affect the effective tax rate if resolved in our favor due to the effect of deferred tax benefits).  Over the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $786,000 ($604,000 of which would affect the effective tax rate due to the effect of deferred tax benefits) either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $4.3 million ($3.3 million net of a $1.0 million federal deferred tax benefit) of interest and penalties accrued at June 28, 2007.

7.     SHAREHOLDERS’ EQUITY

    The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  Pursuant to our stock repurchase plan, we repurchased approximately 9.1 million shares of our common stock for approximately $240 million during the first two quarters of fiscal 2008.  As of December 26, 2007, approximately $60 million was available under our share repurchase authorizations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.  Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  In November 2007, we announced the declaration of a dividend to common stock shareholders in the amount of $0.11 per share.  Dividends of $11.1 million were paid in December 2007 and we have paid approximately $20.6 million in dividends year-to-date.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for income taxes and interest for the first two quarters of fiscal 2008 and 2007 are as follows (in thousands):

	December 26, 2007	December 27, 2006

Income taxes, net of refunds	$20,079	$17,657
Interest, net of amounts capitalized	28,043	12,505

Non-cash investing and financing activities for the first two quarters of fiscal 2008 and 2007 are as follows (in thousands):

	December 26, 2007	December 27, 2006

Retirement of fully depreciated assets	$15,920	$23,244

9.     CONTINGENCIES

        As of December 26, 2007, we guarantee lease payments totaling $166.3 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2008 through fiscal 2023.  We remain secondarily liable for the leases.  In the event of default, the terms and conditions in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 26, 2007.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  In October 2007, the California Court of Appeal decertified the class action on all claims, but has been asked to reconsider that decision. We intend to vigorously defend our position.  It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

10.  SUBSEQUENT EVENT

In January 2008, we made the decision to close 25 under performing restaurants based on a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. Based on our preliminary analysis, we expect to record a charge related to these planned closures in the third quarter of fiscal 2008 of approximately $7.0 to $9.0 million in continuing operations and approximately $4.0 to $6.0 million in discontinued operations, consisting primarily of long-lived asset impairments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth selected operating data as a percentage of total revenues from continuing operations for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26,	December 27,	December 26,	December 27,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.2%	28.0%	27.8%	27.7%
Restaurant expenses	56.1%	54.8%	56.1%	55.1%
Depreciation and amortization	4.5%	4.6%	4.4%	4.6%
General and administrative	4.6%	5.0%	4.6%	5.3%
Other gains and charges	(2.5)%	0.2%	(1.2)%	(0.1)%
Total operating costs and expenses	90.9%	92.6%	91.7%	92.6%

Operating income	9.1%	7.4%	8.3%	7.4%

Interest expense	1.4%	0.7%	1.4%	0.7%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Income before provision for income taxes	7.8%	6.8%	7.0%	6.8%

Provision for income taxes	2.5%	2.2%	2.2%	2.2%

Income from continuing operations	5.3%	4.6%	4.8%	4.6%

Income from discontinued operations, net of taxes	1.0%	0.3%	0.4%	0.6%

Net income	6.3%	4.9%	5.2%	5.2%

        The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2008.

	Second Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Second Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2008	2007	2008	2007	2008
Chili’s:
Company-owned	14	28	28	56	865	944	64-67
Domestic Franchised	11	4	16	8	395	202	28-33
Total	25	32	44	64	1,260	1,146	92-100

Macaroni Grill:
Company-owned	3	1	3	3	216	224	3
Domestic Franchised	4	2	4	2	17	13	7-9
Total	7	3	7	5	233	237	10-12

On The Border:
Company-owned	3	3	5	5	137	128	6-8
Domestic Franchised	1	—	3	2	29	23	6-8
Total	4	3	8	7	166	151	12-16

Maggiano’s	0	1	0	2	41	39	1

International: (a)
Company-owned	1	—	1	—	6	5	0-3
Franchised	16	11	20	15	166	134	37-45
Total	17	11	21	15	172	139	37-48

Grand Total	53	50	80	93	1,872	1,712	152-177

(a)          At the end of the second quarter of fiscal year 2008, international company-owned restaurants by brand included five Chili’s and one Macaroni Grill.  International franchise restaurants by brand included 154 Chili’s, 11 Macaroni Grill’s and one On the Border.

At December 26, 2007, we owned the land and buildings for 231 of the 1,048 company-owned restaurants (excluding Macaroni Grill).  The net book values of the land and buildings associated with these restaurants totaled $184.3 million and $195.4 million, respectively.

GENERAL

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 26, 2007 and December 27, 2006, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.  The results of operations discussed in MD&A exclude discontinued operations, except where otherwise noted.

OVERVIEW

At December 26, 2007, we owned, operated, or franchised 1,872 restaurants through our four brands:  Chili’s, Macaroni Grill, On The Border, and Maggiano’s.   The casual dining industry continues to face a challenging operating environment due to various factors such as the continually expanding array of food options in the marketplace.  Consumers have also limited their discretionary spending in response to economic uncertainties and price increases for essential goods and services.  In addition, commodity and labor costs have continued to increase, all of which negatively impacted our results during the second quarter of fiscal 2008.  While our results for the second quarter fell short of expectations, we are fully committed to aggressively pursuing all avenues to enhance shareholder return from both an operational and financial perspective.  We have continued to drive shareholder value by executing several operational and financial strategies over the last eighteen months including selling company-owned restaurants to strong franchisees, closing underperforming locations, divesting of brands, returning capital directly to our shareholders through aggressive share repurchases, growth of our dividend program, reimaging Chili’s restaurants and growing our international presence.  The achievement of these strategies can be seen in the following highlights from the second quarter of fiscal 2008:

•                  Sold 76 Chili’s restaurants to ERJ Dining IV, LLC;

•                  Increased royalty revenues from franchisees by 57.4 percent;

•                  Built 18 new company-owned restaurants and saw franchisees build 27 new restaurants;

•                  Entered into an agreement with CMR, S.A.B. de C.V. for the joint investment in a new corporation to develop 50 Chili’s Grill & Bar and Maggiano’s Little Italy restaurants in Mexico, 6 of which have recently opened;

•                  Increased quarterly dividend by 22 percent to $0.11 per share; and

•                  Repurchased 4.1 million common shares.

In addition, we have been very focused on managing operating expenses, including general and administrative expenses, which allows us to deliver the best possible value to our guests.  We believe the financial discipline demonstrated during these difficult times gives us the flexibility to make the necessary long-term changes to evolve the business.  Our ultimate goal is to build a business model that will enable us to be successful in all macro-economic environments.  We believe the key to reaching this goal resides within our existing restaurants, which will be our focus in the coming months.  Growing profitable ongoing comparable restaurant sales is a critical component of building this business model, the basis of which will be grounded in our five areas of key focus — hospitality; food and beverage excellence; atmosphere; pace and convenience of the dining experience; and international expansion.

In the near-term, we are significantly reducing our domestic development and shifting a greater proportion of new restaurant development to our expanding franchise network in the United States and internationally.  With our focus on existing company-owned restaurants, we will restrict development to a limited number of restaurants in selected high-potential markets.  The restaurant site selection process is critical to our long-term success, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Multiple factors are considered when locating satisfactory sites including lease or purchase terms, construction and equipment costs, our ability to secure appropriate local governmental permits and approvals, and our capacity to supervise construction and recruit and train management personnel.  We intend to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable in order to improve competitive position, marketing potential and profitability. Expansion efforts by us and our franchisees will be focused not only on major metropolitan areas, but also on smaller market areas and non-traditional locations (such as airports and food courts) that can adequately support any of our restaurant brands.

        In addition, we intend to pursue domestic and international franchise expansion to achieve our goal of increasing franchise ownership of our brands to at least 35% by the end of fiscal year 2008 through an active program of franchising company-owned Chili’s, On The Border and Maggiano’s restaurants and development commitments from franchisees. Future franchise development agreements are expected to remain limited to enterprises having significant restaurant or enterprise management experience and proven financial ability to develop multi-unit operations.

As evidenced during fiscal 2008, the restaurant industry is a highly competitive business, which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, pork, chicken, seafood, dairy, cheese, produce, energy, wage rates and other necessities to operate a restaurant.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.  Despite these risks, we remain confident in the long-term prospects of the industry and in our ability to perform effectively in an extremely competitive marketplace.

REVENUES

        Revenues for the second quarter of fiscal 2008 were $868.2 million, a 3.5% decrease from the $899.6 million generated for the same quarter of fiscal 2007. Revenues for the twenty-six week period ended December 26, 2007 were $1,763.3 million, a 0.3% decrease from the $1,768.9 million generated for the same period in fiscal 2007. The decrease in revenue was primarily attributable to declines in comparable restaurant sales and capacity at company-owned restaurants.

	Thirteen Week Period Ended December 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	(2.1)%	2.8%	0.3%	(2.9)%

Chili’s	(2.4)%	2.8%	0.9%	(4.6)%

On The Border	(4.3)%	2.2%	0.1%	6.8%

Maggiano’s	1.7%	3.1%	(2.7)%	6.6%

	Thirteen Week Period Ended December 27, 2006
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	(1.4)%	2.0%	0.3%	9.4%

Chili’s	(1.2)%	2.0%	(0.1)%	10.0%

On The Border	(3.6)%	1.8%	3.3%	6.0%

Maggiano’s	(1.3)%	1.8%	(0.1)%	5.7%

	Twenty-Six Week Period Ended December 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	(1.2)%	2.4%	0.4%	(0.2)%

Chili’s	(1.0)%	2.5%	1.1%	(1.5)%

On The Border	(4.8)%	1.7%	(0.4)%	7.3%

Maggiano’s	1.2%	2.6%	(2.3)%	8.1%

	Twenty-Six Week Period Ended December 27, 2006
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International (1)	(1.8)%	2.5%	0.4%	9.7%

Chili’s	(1.7)%	2.6%	—%	10.4%

On The Border	(2.9)%	2.1%	3.4%	5.2%

Maggiano’s	(1.3)%	2.2%	(0.2)%	8.8%

(1)                                 Brinker International excludes Macaroni Grill.

        Our capacity decreased 2.9% for the second quarter and 0.2% for the year-to-date period (as measured by average-weighted sales weeks) compared to the respective prior year periods. The reduction in capacity is primarily due to the sale of 173 company-owned restaurants to franchisees since the second quarter of fiscal 2007 and other restaurant closures. The decline in capacity was partially offset by the development of new company-owned restaurants.  Including the impact of restaurant sales to franchisees, we experienced a net decrease of 67 company-owned restaurants since December 27, 2006.  Comparable restaurant sales for the second quarter of fiscal 2008 decreased 2.1% compared to the same quarter of prior year primarily due to declines in guest traffic at Chili’s and On the Border partially offset by price increases at all brands. Royalty revenues from franchisees increased 57.4% to $13.7 million in the second quarter of fiscal 2008 compared to $8.7 million in the prior year.  For the year-to-date period, royalty revenues from franchisees increased 50.6% to $25.9 million compared to $17.2 million in fiscal 2007.  The increases are primarily due to the net addition of 229 franchise restaurants since December 27, 2006. In addition, the company recognized franchise and development fee revenue of $6.3 million for the second quarter of fiscal 2008 and $7.7 million for the year-to-date as compared to $615,000 and $2.8 million in the respective prior year periods.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues increased to 28.2% for the second quarter from 28.0% in the prior year.  Cost of sales, as a percent of revenues increased to 27.8% for the year-to-date period from 27.7% in the prior year. Cost of sales was negatively impacted in the current year by unfavorable commodity prices, primarily beef, ribs, and cheese.  Cost of sales was also affected by unfavorable product mix shifts related to new menu items, offset by favorable menu price changes and increased revenues from franchisees.

Restaurant expenses, as a percent of revenues, increased to 56.1% for the second quarter and year-to-date period of fiscal 2008 as compared to 54.8% and 55.1% in the same periods of the prior year. The increase was driven by increased labor costs caused by increases in state minimum wage rates and increased restaurant supply costs, partially offset by increased revenues from franchisees and lower pre-opening and stock-based compensation expenses.  The increase in state minimum wages began impacting restaurant expense in January 2007;  therefore, we expect that labor costs will be more comparable beginning with the third quarter of fiscal 2008.  We  anticipate that state and federal minimum wage increases planned for calendar 2008 will have less of an impact on our labor costs in future quarters.

        Depreciation and amortization decreased $1.7 million for the second quarter and $3.4 million for the year-to-date period in fiscal 2008 compared to the same periods of the prior year primarily driven by the sale of 95 company-owned Chili’s restaurants to Pepper Dining, Inc. in the fourth quarter of fiscal 2007 and the sale of 76 company-owned Chili’s restaurants to ERJ Dining IV, LLC in the second quarter of fiscal 2008.  An increase in fully depreciated assets and restaurant closures also contributed to the decrease. These decreases were partially offset by an increase in depreciation due to the addition of new restaurants and remodel investments.

General and administrative expenses decreased $5.4 million, or 11.9%, for the second quarter of fiscal 2008 as compared to the same period of fiscal 2007. General and administrative expenses decreased $12.6 million, or 13.5%, for the year-to-date period of fiscal 2008 as compared to the same period of fiscal 2007. The decrease in fiscal 2007 was primarily due to lower performance and stock-based compensation expenses.

Other gains and charges consist of net gains of $21.9 and $21.4 million for the second quarter and year-to-date periods of fiscal 2008 respectively compared to a $2.0 million net charge for the second quarter and a $1.2 million net gain for the year-to-date period in fiscal 2007. The increase in fiscal 2008 was primarily related to the $29.2 million gain recorded in the second quarter related to the sale of 76 Chili’s restaurants to ERJ Dining IV, LLC, partially offset by $7.3 million in charges primarily related to long-lived asset impairments.

Interest expense was $12.5 million for the second quarter and $25.4 million for the year-to-date period of fiscal 2008 compared to $6.6 million for the second quarter and $12.9 million for the year-to-date period of prior year.  The increase in interest expense in fiscal 2008 is primarily due to additional debt outstanding of $400 million borrowed under a three-year term loan used to fund share repurchases in fiscal 2007 and general corporate purposes.

INCOME TAXES

The effective income tax rate for continuing operations decreased to 31.7% for the second quarter of fiscal 2008 from 32.7% in the prior year and to 31.3% for year-to-date fiscal 2008 as compared to 32.6% for the same period of fiscal 2007.  The decrease in the tax rate was primarily due to an increase in federal tax credits, leverage from FICA tip credits and a decrease in stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate strong cash flows from operations to continue into the future.  Net cash provided by operating activities of continuing operations decreased to $214.4 million for the first two quarters of fiscal 2008 from $256.6 million for the first two quarters of fiscal 2007 primarily due to the sale of 173 restaurants to franchisees as well as declines in operating earnings adjusted for non-cash items and the timing and amount of operational receipts and payments.

        Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $149.4 million for the first two quarters of fiscal 2008 compared to $185.8 million for the same period of fiscal 2007.  We estimate that our capital expenditures for fiscal 2008 will be approximately $330 to $340 million and will be funded entirely from operations and existing credit facilities.

        In November 2007, we announced the declaration of a cash dividend to common stock shareholders in the amount of $0.11 per share which represented a 22% increase in our quarterly dividend.  Dividends of $11.1 million were paid in December 2007 and we have paid approximately $20.6 million in dividends year-to-date.

        The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In June 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to $140.0 million of shares of our common stock.  Following the expiration of this plan, we entered into another 10b5-1 plan for the purchase of up to $100.0 million of shares of our common stock in November 2007. We terminated the latest trading plan on November 23, 2007.  Pursuant to our stock repurchase plan, we repurchased approximately 9.1 million shares of our common stock for approximately $240 million during the first two quarters of fiscal 2008, which was funded through existing credit facilities.

        In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

        In August 2007, we extended the $50.0 million uncommitted credit facility through August 2008.  In September 2007, we increased the $50.0 million uncommitted credit facility to $100.0 million and extended the expiration date to September 2008.

On October 24, 2007 we entered into a three-year term loan agreement for $400.0 million and terminated the one-year unsecured committed credit facility of $400.0 million set to expire in April 2008.  The term loan proceeds were used to pay off all outstanding amounts under the one-year unsecured committed credit facility.  The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.5%  Based on our current credit rating, we are paying interest at a rate of LIBOR plus 0.65%.

Excluding the impact of assets held for sale, the working capital deficit increased to $310.0 million at December 26, 2007 from $270.7 million at June 27, 2007 primarily due to the increase in gift card liabilities as a result of increased holiday sales and an increase in income taxes payable due to timing of payments.  These increases were partially offset by an increase in third party gift card receivables as well as the reclassification of certain tax exposures to long-term pursuant to the adoption of FIN 48.

We believe that our various sources of capital, including availability under existing credit facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facilities and from our internal cash generating capabilities to adequately manage our ongoing business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value.  The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008 and will be effective for us beginning in the third quarter of fiscal 2009 for business combinations occurring after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008 and is effective for us beginning in the third quarter of fiscal 2009.  We do not expect that SFAS 160 will have a material impact on our financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,”  (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for us beginning in fiscal 2009. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for us beginning in fiscal 2009. We are currently in the process of assessing the impact that SFAS 157 and SFAS 159 may have on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 26, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Shares repurchased during the second quarter of fiscal 2008 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Approximate Dollar Value that May Yet be Purchased Under the Program
September 27,2007 through October 31, 2007	—	—	$160,052
November 1, 2007 through November 28, 2007	4,123,807	$24.22	$59,797
November 29, 2007 through December 26, 2007	—	—	$59,797
	4,123,807	$24.22

(a)                      These amounts include shares purchased as part of the publicly announced programs described in part I of this report.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Proxy Statement dated September 10, 2007 for the Annual Meeting of Shareholders held on November 1, 2007, as filed with the Securities and Exchange Commission on September 10, 2007, is incorporated herein by reference.

(a)                      The Annual Meeting of Shareholders of the Company was held on November 1, 2007.

(b)                     Each of the management’s nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

Douglas H. Brooks	89,305,573	4,803,664
Marvin J. Girouard	93,985,429	123,808
Ronald Kirk	93,986,998	139,403
John W. Mims	93,969,834	122,239
George R. Mrkonic	93,727,020	382,217
Erle Nye	93,976,189	133,048
James E. Oesterreicher	89,325,431	4,783,806
Rosendo G. Parra	93,985,885	123,352
Cece Smith	93,986,929	122,308

(c)   The following matter was also voted upon at the meeting and approved by the shareholders:

(i)        proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2008

Votes For	93,220,581
Votes Against	869,852
Votes Abstained	18,804

(d)   The following matter was also voted upon at the meeting and rejected by the shareholders:

(i)        shareholder proposal submitted by PETA and Calvert Group, LTD

Votes For	9,200,551
Votes Against	57,193,653
Votes Abstained	20,420,897

Item 6.  EXHIBITS

10(a)                      $400,000,000 Term Loan Agreement, dated as of October 24, 2007, by and among Registrant, Brinker Restaurant Corporation, Citibank, N.A., Citigroup Markets, Inc., J.P. Morgan Securities, Inc., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd.

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

BRINKER INTERNATIONAL, INC.

Date: January 31, 2008	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2008	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)