Form 10-Q
period 2008-03-26
BRINKER INTERNATIONAL INC
filed 2008-05-05
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2008

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

Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.10 par value	101,252,356 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 26, 2008	June 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,779	$84,823
Accounts receivable	41,894	49,851
Inventories	34,732	28,915
Prepaid expenses and other	67,446	69,600
Income taxes receivable	25,704	—
Deferred income taxes	50,338	16,100
Assets held for sale	218,411	423,378
Total current assets	528,304	672,667
Property and Equipment at Cost:
Land	202,842	201,732
Buildings and leasehold improvements	1,524,098	1,381,281
Furniture and equipment	641,435	603,066
Construction-in-progress	47,274	94,659
	2,415,649	2,280,738
Less accumulated depreciation and amortization	(899,385)	(815,497)
Net property and equipment	1,516,264	1,465,241
Other Assets:
Goodwill	139,140	138,876
Deferred income taxes	5,501	4,778
Other	41,694	36,459
Total other assets	186,335	180,113
Total assets	$2,230,903	$2,318,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,918	$1,761
Accounts payable	184,771	167,789
Accrued liabilities	349,444	329,925
Income taxes payable	—	21,555
Liabilities associated with assets held for sale	16,840	23,856
Total current liabilities	552,973	544,886

Long-term debt, less current installments	910,860	826,918
Other liabilities	167,434	141,128

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 101,179,844 shares outstanding at March 26, 2008, and 176,246,666 shares issued and 110,127,072 shares outstanding at June 27, 2007	17,625	17,625
Additional paid-in capital	459,448	450,665
Accumulated other comprehensive loss	(92)	(37)
Retained earnings	1,813,070	1,791,311
	2,290,051	2,259,564
Less Treasury stock, at cost (75,066,805 shares at March 26, 2008 and 66,119,594 shares at June 27, 2007)	(1,690,415)	(1,454,475)
Total shareholders’ equity	599,636	805,089
Total liabilities and shareholders’ equity	$2,230,903	$2,318,021

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 26,	March 28,	March 26,	March 28,
	2008	2007	2008	2007

Revenues	$907,664	$944,028	$2,670,956	$2,712,882

Operating Costs and Expenses:
Cost of sales	262,565	267,680	753,466	757,996
Restaurant expenses	509,169	523,936	1,498,193	1,498,070
Depreciation and amortization	39,958	38,653	117,582	119,708
General and administrative	39,618	42,164	120,176	135,277
Other gains and charges	26,273	(966)	4,837	(2,176)

Total operating costs and expenses	877,583	871,467	2,494,254	2,508,875

Operating income	30,081	72,561	176,702	204,007

Interest expense	10,800	6,446	36,191	19,297
Other, net	(1,368)	(995)	(3,470)	(2,627)

Income before provision for income taxes	20,649	67,110	143,981	187,337

Provision for income taxes	3,417	20,011	41,987	59,176

Income from continuing operations	17,232	47,099	101,994	128,161

Income (Loss) from discontinued operations, net of taxes	(56,050)	7,472	(48,732)	18,241

Net income (loss)	$(38,818)	$54,571	$53,262	$146,402

Basic net income (loss) per share:
Income from continuing operations	$0.17	$0.39	$0.98	$1.04
Income (Loss) from discontinued operations	$(0.55)	$0.06	$(0.47)	$0.15
Net income (loss) per share	$(0.38)	$0.45	$0.51	$1.19

Diluted net income (loss) per share:
Income from continuing operations	$0.17	$0.37	$0.97	$1.02
Income (Loss) from discontinued operations	$(0.55)	$0.06	$(0.47)	$0.14
Net income (loss) per share	$(0.38)	$0.43	$0.50	$1.16

Basic weighted average shares outstanding	101,175	122,019	103,713	123,213

Diluted weighted average shares outstanding	102,377	125,712	105,624	126,144

Cash dividends per share	$0.11	$0.09	$0.31	$0.25

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Week Periods Ended
	March 26,	March 28,
	2008	2007

Cash Flows from Operating Activities:
Net income	$53,262	$146,402
(Income) Loss from discontinued operations, net of taxes	48,732	(18,241)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	117,582	119,708
Restructure charges and other impairments	28,803	2,748
Gain on sale of assets	(29,234)	(1,736)
Stock-based compensation	12,695	21,702
Deferred income taxes	(1,938)	(15,545)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	9,438	8,814
Inventories	(6,128)	1,549
Prepaid expenses and other	4,193	4,288
Other assets	5	(4,741)
Accounts payable	34,538	29,218
Accrued liabilities	7,394	18,784
Income taxes	(29,590)	6,376
Other liabilities	6,079	17,095
Net cash provided by operating activities of continuing operations	255,831	336,421

Cash Flows from Investing Activities:
Payments for property and equipment	(211,511)	(287,858)
Proceeds from sale of assets	121,917	26,189
Investment in equity method investee	(6,425)	—
Net cash used in investing activities of continuing operations	(96,019)	(261,669)

Cash Flows from Financing Activities:
Net proceeds from issuance of debt	399,287	—
Net (payments) borrowings on credit facilities	(314,786)	94,397
Payments on long-term debt	(797)	(1,959)
Purchases of treasury stock	(240,783)	(222,129)
Proceeds from issuances of treasury stock	2,724	58,935
Payments of dividends	(31,768)	(30,352)
Excess tax benefits from stock-based compensation	302	4,339
Net cash used in financing activities of continuing operations	(185,821)	(96,769)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	40,965	54,137
Net cash used in investing activities of discontinued operations	(10,000)	(13,230)

Net cash provided by discontinued operations	30,965	40,907

Net change in cash and cash equivalents	4,956	18,890
Cash and cash equivalents at beginning of period	84,823	55,016
Cash and cash equivalents at end of period	$89,779	$73,906

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.             BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 26, 2008 and June 27, 2007 and for the thirteen week and thirty-nine week periods ended March 26, 2008 and March 28, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We  own, operate, or franchise various restaurant brands under the names of Chili’s Grill & Bar (“Chili’s”), Romano’s Macaroni Grill (“Macaroni Grill”), On The Border Mexican Grill & Cantina (“On The Border”), and Maggiano’s Little Italy (“Maggiano’s”).  Beginning in the first quarter of fiscal 2008, Macaroni Grill has been presented as discontinued operations in the consolidated financial statements.  See Note 4 for additional disclosures.

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

2.             EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 7.6 million stock options and restricted share awards outstanding at March 26, 2008 and 48,000 stock options and restricted share awards outstanding at March 28, 2007 that were not included in the dilutive earnings (loss) per share calculation because the effect would have been antidilutive.

3.             OTHER GAINS AND CHARGES

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 26,	March 28,	March 26,	March 28,
	2008	2007	2008	2007
Restaurant closures and impairments	$8,969	$717	$16,767	$2,748
Development-related costs	12,111	—	12,111	—
Severance-related costs	5,193	—	5,193	—
Gains on the sale of restaurants	—	(1,683)	(29,234)	(1,683)
Gain on termination of swaps	—	—	—	(3,241)
	$26,273	$(966)	$4,837	$(2,176)

In the third quarter of fiscal 2008, we recorded a $9.0 million charge primarily for long-lived asset impairments resulting from the decision to close or decline lease renewals for 21 restaurants including 15 Chili’s and six On The Border restaurants.  The decision to close the restaurants and decline lease renewals was based on a comprehensive analysis that examined restaurants not performing at required levels of return.  During the quarter, we also made the decision to reduce future domestic company-owned restaurant development as well as discontinue certain projects that do not align with our strategic goals.  As a result, we evaluated our infrastructure needed to support this evolving business model, which resulted in the restructuring of our Restaurant Support Center and the elimination of certain administrative positions.  In connection with these actions, we incurred $12.1 million in charges related to asset write-offs for sites under development and other discontinued projects.  In addition, we incurred costs related to ongoing termination benefits under Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” of approximately $5.4 million in severance and $0.7 million in vacation and other benefits and recorded income of $0.9 million related to the forfeiture of stock-based compensation awards resulting from these actions.  Approximately $0.8 million in benefit payments remained to be paid as of March 26, 2008.

In the second quarter of fiscal 2008, we recorded $7.3 million in charges primarily related to long-lived asset impairments.  The charges included a $5.5 million impairment related to two restaurants which were impaired based on an analysis of projected operating performance and operating cash flows.  Also included is a $1.0 million charge related to the decrease in estimated sales value of land associated with previously closed restaurants and $646,000 related to restaurants closed in the second quarter of fiscal 2008.  We completed the sale of 76 company-owned Chili’s restaurants to ERJ Dining IV, LLC in November 2007 for approximately $122 million and recorded a gain of $29.2 million.  The net assets sold totaled approximately $88.2 million and consisted primarily of property and equipment of $86.4 million.  In the first quarter of fiscal 2008, we recorded a $512,000 charge for asset impairments related to the relocation of a restaurant and the decrease in estimated sales value of land associated with a previously closed restaurant.

In the third quarter of fiscal 2007, the sale of one company-owned On The Border restaurant to a franchisee was completed for a gain of $1.7 million.  Additionally, we recorded a $717,000 charge related to remaining lease obligations associated with closed restaurants.  In the second quarter of fiscal 2007, we recorded a $2.0 million charge for long-lived asset impairments resulting from the decision to close four restaurants, including three On The Border and one Chili’s restaurants.  We terminated our interest rate swaps on certain fixed-rate lease obligations in the first quarter of fiscal 2007 and recorded a $3.2 million gain.

4.             ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In February 2008, we entered into tentative agreements to sell nine Chili’s and 11 On The Border restaurants to a franchisee. The assets and liabilities associated with these restaurants have been classified as held for sale in the consolidated balance sheets at March 26, 2008 and June 27, 2007.  The combined net assets to be sold totaled approximately $15.2 million at March 26, 2008 and consisted primarily of property and equipment of $15.5 million. The buyer is in the process of obtaining financing, but we expect the transactions to close in early fiscal 2009.  We also expect to record a gain in the financial statements at the time the sale is completed.

We committed to a plan to sell Macaroni Grill in the first quarter of fiscal 2008, which was the result of our focus on achieving return on investment and growth targets. Macaroni Grill has been presented as discontinued operations in the consolidated financial statements.  Discontinued operations includes only the revenues and expenses which can be specifically identified with Macaroni Grill and excludes any allocation of corporate costs, including general and administrative expenses, or rental charges on company-owned properties.  The results of Macaroni Grill consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 26,	March 28,	March 26,	March 28,
	2008	2007	2008	2007

Revenues	$169,519	$179,400	$490,698	$521,068

Fair value impairments	$73,126	$—	$82,641	$—
Restaurant closures	30,606	2,224	34,703	10,823
Severance and other	3,230	—	3,302	—
Other gains and charges	$106,962	$2,224	$120,646	$10,823

Income (Loss) before taxes from discontinued operations	(90,807)	10,217	(83,170)	24,300
Income tax expense (benefit)	(34,757)	2,745	(34,438)	6,059
Net income (loss) from discontinued operations	$(56,050)	$7,472	$(48,732)	$18,241

We are currently in negotiations with multiple potential buyers; however, recent contraction in the credit markets has made it difficult to obtain necessary financing.  In addition, the expected performance of the brand has declined due to lower revenues and increased commodity and labor costs.  As a result, in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we recorded an impairment charge of $73.1 million to write-down the net assets of Macaroni Grill to their estimated fair value less costs to sell at March 26, 2008.  Our estimate of fair value is based on the best available information including values obtained in recent sales of company-owned restaurants to franchisees and forecasted operating performance of Macaroni Grill.  Due to uncertainty in the credit markets and other factors outside of our control, management cannot be certain that further adjustments will not be necessary until the transaction is completed.

In addition, during the third quarter of fiscal 2008, we made the decision to close 25 Macaroni Grill restaurants which resulted in $30.6 million of long-lived asset impairment and lease charges and $1.8 million of severance costs. The assets and liabilities related to these restaurants are no longer included in held for sale as of March 26, 2008.  Additionally, we incurred $1.4 million in charges related to the planned sale of the brand.

Other gains and charges in the second quarter of fiscal 2008 consists primarily of a $3.2 million impairment charge associated with restaurant closures and $1.9 million in charges related to the planned sale of the brand. Other gains and charges in the first quarter of fiscal 2008 consists primarily of a $9.2 million impairment charge to adjust the value of certain restaurants to their fair value less expected costs to sell to a franchisee. This transaction was not completed; however, these assets are still held for sale as part of the expected sale of the brand.

Other gains and charges in fiscal 2007 includes $2.2 million related to lease charges associated with restaurant closures in the third quarter of fiscal 2007 and $8.6 million of impairment charges associated with restaurant closures in the second quarter of fiscal 2007.

As of March 26, 2008, the net assets of Macaroni Grill to be sold totaled approximately $186.4 million and consisted primarily of property and equipment of $180.9 million. We expect to complete the sale of the brand in the first half of fiscal 2009.

5.             TAXES

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

The total amount of unrecognized tax benefits as of June 28, 2007 was $23.2 million ($17.4 million of which would favorably affect the effective tax rate if resolved in our favor due to the effect of deferred tax benefits).  During the twelve months following adoption, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $786,000 ($604,000 of which would affect the effective tax rate due to the effect of deferred tax benefits) either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $4.3 million ($3.3 million net of a $1.0 million federal deferred tax benefit) of interest and penalties accrued at June 28, 2007.

6.             SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  Pursuant to our stock repurchase plan, we repurchased approximately 9.1 million shares of our common stock for approximately $240 million during the first three quarters of fiscal 2008.  As of March 26, 2008, approximately $60 million was available under our share repurchase authorizations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.  Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  On January 31, 2008, we announced the declaration of a dividend to common stock shareholders in the amount of $0.11 per share.  Dividends of $11.1 million were paid in March 2008, and we have paid approximately $31.8 million in dividends year-to-date.

7.             SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2008 and 2007 are as follows (in thousands):

	March 26, 2008	March 28, 2007

Income taxes, net of refunds	$62,760	$70,067
Interest, net of amounts capitalized	34,835	14,352

Non-cash investing and financing activities for the first three quarters of fiscal 2008 and 2007 are as follows (in thousands):

	March 26, 2008	March 28, 2007

Retirement of fully depreciated assets	$18,309	$19,495

8.             CONTINGENCIES

As of March 26, 2008, we guarantee lease payments totaling $161.3 million as a result of the sale of certain brands and the sale of restaurants to franchisees.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and the expiration dates of current lease terms range from fiscal 2008 through fiscal 2023.  We remain secondarily liable for the leases.  In the event of default, the terms and conditions in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 26, 2008.

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

	Thirteen Week Periods Ended				Thirty-nine Week Periods Ended
	March 26,		March 28,		March 26,		March 28,
	2008		2007		2008		2007

Revenues	100.0%		100.0%		100.0%		100.0%
Operating Costs and Expenses:
Cost of sales	28.9%		28.4%		28.2%		27.9%
Restaurant expenses	56.1%		55.5%		56.1%		55.3%
Depreciation and amortization	4.4%		4.1%		4.4%		4.4%
General and administrative	4.4%		4.4%		4.5%		5.0%
Other gains and charges	2.9%		(0	.1)%	0.2%		(0	.1)%
Total operating costs and expenses	96.7%		92.3%		93.4%		92.5%

Operating income	3.3%		7.7%		6.6%		7.5%

Interest expense	1.2%		0.7%		1.3%		0.7%
Other, net	(0	.2)%	(0	.1)%	(0	.1)%	(0	.1)%

Income before provision for income taxes	2.3%		7.1%		5.4%		6.9%

Provision for income taxes	0.4%		2.1%		1.6%		2.2%

Income from continuing operations	1.9%		5.0%		3.8%		4.7%

Income (Loss) from discontinued operations, net of taxes	(6	.2)%	0.8%		(1	.8)%	0.7%

Net income (loss)	(4	.3)%	5.8%		2.0%		5.4%

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2008.

	Third Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Third Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2008	2007	2008	2007	2008
Chili’s:
Company-owned	23	34	51	90	881	977	59-61
Domestic Franchised	7	4	23	12	401	206	35
Total	30	38	74	102	1,282	1,183	94-96

Macaroni Grill:
Company-owned	—	—	3	3	193	216	3
Domestic Franchised	1	2	5	4	18	15	6
Total	1	2	8	7	211	231	9

On The Border:
Company-owned	—	6	5	11	133	131	7
Domestic Franchised	—	1	3	3	29	25	5
Total	—	7	8	14	162	156	12

Maggiano’s	1	1	1	3	42	40	1

International:(a)
Company-owned	—	—	1	—	6	5	2
Franchised	4	7	24	22	165	141	36
Total	4	7	25	22	171	146	38

Grand Total	36	55	116	148	1,868	1,756	154-156

(a)                                  At the end of the third quarter of fiscal year 2008, international company-owned restaurants by brand included five Chili’s and one Macaroni Grill.  International franchise restaurants by brand included 152 Chili’s, 12 Macaroni Grill’s and one On the Border.

At March 26, 2008, we owned the land and buildings for 229 of the 1,062 company-owned restaurants (excluding Macaroni Grill).  The net book values of the land and buildings associated with these restaurants totaled $184.8 million and $195.8 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 26, 2008 and March 28, 2007, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.  The results of operations discussed in MD&A exclude discontinued operations, except where otherwise noted.

OVERVIEW

At March 26, 2008, we owned, operated, or franchised 1,868 restaurants through our four brands:  Chili’s, Macaroni Grill, On The Border, and Maggiano’s.

Our third quarter of fiscal 2008 proved to be both rewarding and challenging.  While we experienced encouraging trends in comparable restaurant sales, which increased 1.1% for the quarter, our operations continue to be negatively impacted by cost pressures from increased commodities and labor costs.  During the quarter, we also evaluated our portfolio of assets and supporting infrastructure.  As a result, we made decisions that resulted in over $26 million of special charges in continuing operations for the quarter.  These charges, which primarily related to restaurant closures, the adjustment of our development strategy and corporate restructuring, represent the impact of initiatives that will lay the groundwork for achieving profitable long-term growth.

Our ultimate goal is to build a business model that will enable us to achieve sustainable growth in a variety of economic environments in order to create long-term value for our shareholders.  We believe the key to reaching this goal resides within our existing restaurants by leveraging the strong positioning and operating strength of our world-class brands to grow profitable ongoing comparable restaurant sales. The basis of this business model will be grounded in our five areas of focus – hospitality; food and beverage excellence; restaurant atmosphere; pace and convenience; and international expansion. Our organization is focused on these five priorities that are designed to grow our base business by engaging and delighting our guests, differentiating our brands from competitors throughout the industry, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.

To support this effort, we have further refined our projected domestic company-owned restaurant development schedule.  We expect to open approximately 70 company-owned restaurants in fiscal 2008, approximately 15 in fiscal 2009 and even fewer restaurants in fiscal 2010. With our focus on existing company-owned restaurants, we will restrict development to a limited number of new restaurants that meet or exceed our internal hurdle rates to ensure appropriate returns and shift a greater proportion of new restaurant development to our expanding franchise network in the United States and internationally.  As a result, our overall revenues will now be driven in a more balanced manner of comparable restaurant sales and increasing franchise royalties.  We expect to realize operating margin improvement from this focus inside the four walls of our existing restaurants and less effort towards opening new restaurants, the removal of underperforming restaurants from our system and a more focused organization.

These are challenging times for the casual dining industry.  As evidenced during fiscal 2008, the industry is a highly competitive business, which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. By capitalizing on our previous experiences during other challenging times, our team is responding to the difficult environment and driving results. We remain confident in the long-term prospects of the industry as well as in our ability to perform effectively in an extremely competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the third quarter of fiscal 2008 were $907.7 million, a 3.9% decrease from the $944.0 million generated for the same quarter of fiscal 2007. Revenues for the thirty-nine week period ended March 26, 2008 were $2,671.0 million, a 1.5% decrease from the $2,712.9 million generated for the same period in fiscal 2007. The decrease in revenue was primarily attributable to declines in capacity at company-owned restaurants, partially offset by comparable restaurant sales as follows:

	Thirteen Week Period Ended March 26, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	1.1%	3.1%	0.3%	(6.7)%

Chili’s	1.6%	3.2%	0.9%	(8.7)%

On The Border	(1.8)%	2.8%	(1.0)%	4.8%

Maggiano’s	(0.4)%	2.9%	(2.0)%	5.0%

	Thirteen Week Period Ended March 28, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(4.4)%	1.0%	(1.0)%	9.8%

Chili’s	(4.4)%	1.1%	(1.4)%	10.5%

On The Border	(5.7)%	0.6%	1.7%	6.0%

Maggiano’s	(3.0)%	0.7%	(1.1)%	7.3%

	Thirty-nine Week Period Ended March 26, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(0.4)%	2.5%	0.6%	(2.4)%

Chili’s	(0.1)%	2.6%	1.2%	(4.0)%

On The Border	(3.8)%	2.1%	(0.6)%	6.4%

Maggiano’s	0.7%	2.7%	(2.2)%	7.1%

	Thirty-nine Week Period Ended March 28, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(2.7)%	2.0%	(0.1)%	9.7%

Chili’s	(2.7)%	2.1%	(0.5)%	10.4%

On The Border	(3.9)%	1.5%	2.8%	5.5%

Maggiano’s	(1.9)%	1.8%	(0.5)%	8.3%

Our capacity decreased 6.7% for the third quarter and 2.4% for the year-to-date period (as measured by average-weighted sales weeks) compared to the respective prior year periods. The reduction in capacity is primarily due to the sale of 172 company-owned restaurants to franchisees since the third quarter of fiscal 2007 and other restaurant closures, partially offset by the development of new company-owned restaurants.  Including the impact of restaurant sales to franchisees, we experienced a net decrease of 91 company-owned restaurants since March 28, 2007.

Comparable restaurant sales for the third quarter of fiscal 2008 increased 1.1% compared to the same quarter of the prior year due to the increase in comparable restaurant sales of 1.6% at Chili’s, partially offset by declines at On The Border and Maggiano’s. Comparable restaurant sales for the year-to-date period decreased 0.4% compared to the same period of the prior year due to the decrease in comparable restaurant sales of 0.1% at Chili’s and 3.8% at On The Border, partially offset by an increase at Maggiano’s.  Comparable restaurant sales for the quarter and year-to-date periods were positively impacted by price increases at all brands and favorable mix shift at Chili’s, partially offset by unfavorable mix shift at On The Border and Maggiano’s.  However, guest traffic declined at all brands compared to the prior year periods.

Royalty revenues from franchisees increased approximately 75% to $15.7 million in the third quarter of fiscal 2008 compared to $9.0 million in the prior year.  For the year-to-date period, royalty revenues from franchisees increased 59% to $41.5 million compared to $26.1 million in fiscal 2007.  The increases are primarily due to the net addition of 223 franchise restaurants since March 28, 2007. In addition, the company recognized franchise and development fee revenue of $1.0 million for the third quarter of fiscal 2008 and $8.7 million for the year-to-date period as compared to $745,000 and $3.5 million in the respective prior year periods.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 28.9% for the third quarter from 28.4% in the prior year and to 28.2% for the year-to-date period from 27.9% in the prior year.  Cost of sales across all of our brands was negatively impacted in the current year by unfavorable commodity prices, primarily beef, ribs, cheese, dairy and other food items, and we expect this trend will continue due to volatility in the commodity markets.  Cost of sales was also affected by unfavorable product mix shifts related to new menu items, partially offset by favorable menu price changes and increased revenues from franchisees at Chili’s.

Restaurant expenses, as a percent of revenues, increased to 56.1% for the third quarter and year-to-date period of fiscal 2008 as compared to 55.5% and 55.3% in the same periods of the prior year. The increase was driven by higher labor and restaurant supply costs at all brands, partially offset by increased revenues from franchisees at Chili’s and lower pre-opening expenses at all brands.

Depreciation and amortization increased $1.3 million for the third quarter of fiscal 2008 compared to the same quarter of the prior year primarily driven by depreciation expense related to new restaurants and remodel investments, partially offset by the sale of 76 restaurants to franchisees and restaurant closures in the last year.  Depreciation and amortization decreased $2.1 million for the year-to-date period of fiscal 2008 compared to the same period of the prior year primarily due to the sale of restaurants to franchisees, partially offset by depreciation expense related to new restaurants and remodel investments.

General and administrative expenses decreased $2.5 million, or 6.0%, for the third quarter of fiscal 2008 as compared to the same period of fiscal 2007 primarily due to reduced salary and team member related expenses subsequent to a corporate restructuring that eliminated certain administrative positions during the third quarter of 2008. As a result, we expect to realize savings of approximately $15 million in general and administrative costs in fiscal 2009.  General and administrative expenses decreased $15.1 million, or 11.2%, for the year-to-date period of fiscal 2008 as compared to the same period of fiscal 2007 primarily due to lower performance and stock-based compensation expenses.

Other gains and charges consist of net charges of $26.3 and $4.8 million for the third quarter and year-to-date periods of fiscal 2008, respectively, compared to net gains of $1.0 and $2.2 million for the third quarter and year-to-date periods of fiscal 2007, respectively. The increase is due to impairment charges on long-lived assets and restructuring actions initiated in the third quarter of fiscal 2008.  We made the decision to close 21 restaurants based on a comprehensive analysis that examined restaurants not performing at required levels of return resulting in $9.0 million of long-lived asset impairment and lease termination charges.  In addition we made the decision to reduce future domestic company-owned restaurant development as well as discontinue certain projects that do not align with our strategic goals, which resulted in asset write-offs and lease termination charges of approximately $12.1 million.  We also incurred approximately $5.2 million in severance related to the restructuring of the company’s Restaurant Support Center and the elimination of certain administrative positions.  Other gains and charges in fiscal 2008 also includes a $29.2 million gain related to the sale of 76 Chili’s restaurants to ERJ Dining IV, LLC, partially offset by $7.3 million in charges primarily related to long-lived asset impairments recorded in the second quarter.

Interest expense was $10.8 million for the third quarter and $36.2 million for the year-to-date period of fiscal 2008 compared to $6.4 million for the third quarter and $19.3 million for the year-to-date period of the prior year.  The increase in interest expense in fiscal 2008 is primarily due to additional debt outstanding of $400 million borrowed under a three-year term loan used to fund share repurchases in fiscal 2007 and for general corporate purposes.

INCOME TAXES

The effective income tax rate for continuing operations decreased to 16.5% for the third quarter of fiscal 2008 from 29.8% in prior year and to 29.2% for year-to-date fiscal 2008 as compared to 31.6% for the same period of fiscal 2007.  The decrease in the tax rate was primarily due to a decrease in income before taxes related to other gains and charges, an increase in federal tax credits, leverage from FICA tip credits on restaurant employee compensation, and a decrease in incentive stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate strong cash flows from operations to continue into the future.  Net cash provided by operating activities of continuing operations for the first nine months of fiscal 2008 decreased to approximately $255.8 million compared to $336.4 million in the prior year due to lower adjusted earnings, reduced income taxes payable and the timing of operational payments and receipts.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs.  Capital expenditures were $211.5 million for the first three quarters of fiscal 2008 compared to $287.9 million for the same period of fiscal 2007.  The reduction in capital expenditures is primarily due to a decrease in new restaurants developed this year.  We estimate that our capital expenditures for fiscal 2008 will be approximately $265 million and will be funded entirely from operations and existing credit facilities.

On January 31, 2008, we announced the declaration of a cash dividend to common stock shareholders in the amount of $0.11 per share.  Dividends of $11.1 million were paid in March 2008 and we have paid approximately $31.8 million in dividends year-to-date.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In June 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to $140.0 million of shares of our common stock.  Following the completion of this plan, we entered into another 10b5-1 plan for the purchase of up to $100.0 million of shares of our common stock in November 2007. The latest trading plan was completed on November 23, 2007.  Pursuant to our stock repurchase plan, we repurchased approximately 9.1 million shares of our common stock for approximately $240 million during the first three quarters of fiscal 2008, which was funded using proceeds from the sales of restaurants to franchisees. In the future, we may consider additional share repurchases based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

In August 2007, we extended the $50.0 million uncommitted credit facility through August 2008.  In September 2007, we increased the $50.0 million uncommitted credit facility to $100.0 million and extended the expiration date to September 2008.

On October 24, 2007 we entered into a three-year term loan agreement for $400 million and terminated the one-year unsecured committed credit facility of $400 million set to expire in April 2008.  The term loan proceeds were used to pay off all outstanding amounts under the one-year unsecured committed credit facility.  The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 1.5%  Based on our current credit rating, we are paying interest at a rate of LIBOR plus 0.65%.

Excluding the impact of assets held for sale, the working capital deficit decreased to $226.2 million at March 26, 2008 from $271.7 million at June 27, 2007 primarily due to increases in income taxes receivable and deferred tax assets resulting from declining earnings and tax law changes that provide additional bonus depreciation for capital asset purchases during calendar year 2008. These decreases were partially offset by increases in accounts payable due to timing of operational payments, increases in gift card liabilities from the holiday season and increases in lease reserves related to restaurant closures that occurred in the third quarter of fiscal 2008.

We believe that our various sources of capital, including availability under existing credit facilities, ability to acquire additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations. We also expect to receive cash proceeds from the sale of Macaroni Grill in the first half of fiscal 2009.  When the timing and amount of the proceeds are firmly established, we will make the determination as to the appropriate use of the funds for the business at that time.  We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facilities and from our internal cash generating capabilities to adequately manage our ongoing business.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008 and is effective for us beginning in the third quarter of fiscal 2009.  We do not expect that SFAS 160 will have a material impact on our financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009.  For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value. This statement contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election and is effective for us beginning in fiscal 2009. We are currently in the process of assessing the impact that SFAS 157 and SFAS 159 may have on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our third quarter ended March 26, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not experienced a significant overall impact from inflation.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  We may continue to experience increased food costs due to the diversion of food crop production to nontraditional uses.  As operating expenses increase, we, to the extent permitted by competition, recover increased costs by increasing menu prices, or by reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.  We cannot ensure, however, that we will be able to continue to recover increases in operating expenses due to inflation in this manner.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2008 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 27, 2007 through January 30, 2008	69	$28.63	—	$59,797
January 31, 2008 through February 27, 2008	—	—	—	$59,797
February 28, 2008 through March 26, 2008	2,079	$17.96	—	$59,797
	2,148	$18.30	—

(a)          These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards which are not deducted from shares available to be purchased under publicly announced programs.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting.

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

BRINKER INTERNATIONAL, INC.

Date: May 5, 2008	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2008	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)