Form 10-K
period 2008-06-25
BRINKER INTERNATIONAL INC
filed 2008-08-25
CIK 703351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2008	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,942,031,775.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $0.10 par value	101,387,001 shares

DOCUMENTS INCORPORATED BY REFERENCE

        We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 25, 2008 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on October 30, 2008, to be dated on or about September 11, 2008, into Part III hereof, to the extent indicated herein.

PART I

Item 1.    BUSINESS.

General

        References to "Brinker," "the Company," "we," "us," and "our" in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

        We own, develop, operate and franchise the Chili's Grill & Bar ("Chili's"), On The Border Mexican Grill & Cantina ("On The Border"), Maggiano's Little Italy ("Maggiano's") and Romano's Macaroni Grill ("Macaroni Grill") restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisitions of Macaroni Grill in November 1989, On The Border in May 1994, and Maggiano's in August 1995.

Restaurant Brands

Chili's Grill & Bar

        Chili's is a recognized leader in the full-service, casual dining category and features a varied menu. Hospitality has been the foundation of who we are and how we serve our guests for more than 33 years. Every day at Chili's locations around the world, our guests are greeted with "Welcome to Chili's".

        Chili's menu features signature offerings such as Big Mouth Burgers and Bites, Baby Back Ribs, Sizzling Fajitas and our Triple Dipper Appetizer, to name just a few. Our varied menu ensures we have something for everyone during dinner and lunch, any day of the week. We pride ourselves on offering substantial portions of flavorful, high quality food at affordable prices. In most of our Chili's restaurants, you will find a Margarita Bar serving a variety of specialty margaritas, including our signature Presidente Margarita and a full selection of alcohol. Chili's also offers time-starved guests the convenience of great quality food, via the ToGo menu and separate ToGo entrances in the majority of our restaurants.

        To provide guests an atmosphere of kicked-back energy, Chili's southwestern décor includes booth seating, tile-top tables, wood and brick walls covered with interesting memorabilia. In 2007, we began a re-imaging initiative to ensure that our older restaurants remain current.

        During the year ending June 25, 2008, entrée selections ranged in menu price from $5.99 to $17.29. The average revenue per meal, including alcoholic beverages, was approximately $12.93 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.8% of Chili's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.2%. Our average annual sales volume per Chili's restaurant during this same year was $3.2 million.

On The Border Mexican Grill & Cantina

        On The Border is a full-service, casual dining Mexican restaurant brand. On The Border's menu offers a wide variety of Mexican favorites and is best known for its fajitas and margaritas. Our On The Border restaurants also offer a variety of innovative menu items from Guacamole Live!, Loaded Carne Asada Tacos, Spicy Buffalo Chicken Tacos, and Enchiladas Suizas. On The Border offers full bar service, in-restaurant dining and patio dining in all locations. On The Border also offers the convenience of a To-Go menu and To-Go entrance to speed take-out service in most locations. In addition to To-Go, On The Border offers catering service from simple drop-off delivery to full-service event planning.

        During the year ending June 25, 2008, entrée selections ranged in menu price from $7.49 to $13.99. The average revenue per meal, including alcoholic beverages, was approximately $14.09 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 81.6% of the On The Border's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.4%. Our average annual sales volume per On The Border restaurant during this same year was $2.8 million.

Maggiano's Little Italy

        Maggiano's is a full-service, national, casual dining Italian restaurant brand. Each Maggiano's restaurant is a classic Italian-American restaurant in the style of New York's Little Italy in the 1940s. Our Maggiano's restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities that can host events up to 300 people. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, and bountiful portions of pasta, chicken, seafood, veal and prime steaks. Our Maggiano's restaurants also offer a full range of alcoholic beverages, including a selection of quality premium wines.

        During the year ending June 25, 2008, entrée selections ranged in menu price from $8.25 to $38.95. The average revenue per meal, including alcoholic beverages, was approximately $26.17 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 81.1% of Maggiano's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.9%. Sales from our banquet facilities made up 21.0% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano's restaurant during this same year was $8.9 million.

Romano's Macaroni Grill

        Macaroni Grill is a full-service, national, casual dining Italian restaurant brand. Our guests enjoy chef-created dishes inspired by our culinary heritage at Macaroni Grill. Our menus include signature pastas, pizzas, grilled steak, seafood, salads and delicious desserts—all prepared by our talented chefs in open kitchens. Our Macaroni Grill restaurants feature brick ovens, festive string lights, fresh gladiolus, and a broad selection of house and premium wines. Additionally, our guests enjoy the convenience of Macaroni Grill's Curbside-To-Go service. We deliver delicious, chef-prepared meals right to their cars for our guests to enjoy at home. Macaroni Grill also offers catering service from drop-off delivery to full service event planning in many locations.

        During the year ending June 25, 2008, entrée selections ranged in menu price from $8.99 to $19.49, with chef features priced separately. The average revenue per meal, including alcoholic beverages, was approximately $15.83 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 88.3% of Macaroni Grill's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 11.7%. Our average annual sales volume per Macaroni Grill restaurant during this same year was $3.2 million.

Business Strategy

        Our long-term vision is to be the dominant, global casual-dining restaurant portfolio company. To achieve our vision, we are focused on building a business model that will enable us to achieve sustainable growth in a variety of economic environments in order to create long-term value for our shareholders. We believe the key to reaching this goal resides within our existing restaurants by leveraging the strong positioning and operating strength of our world-class brands to grow profitable ongoing comparable restaurant sales. The basis of this business model will be grounded in our five areas of focus:

  •
  Hospitality;

  •
  Food and beverage excellence;

  •
  Restaurant atmosphere;

  •
  Pace and convenience; and

  •
  International expansion.

        Our organization is focused on these five priorities that are designed to grow our base business by engaging and delighting our guests, differentiating our brands from competitors throughout the industry, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.

Restaurant Development

        In fulfilling our long-term vision, and being mindful of our five areas of focus, our restaurant brands will continue to expand primarily through our franchisees. Our company-owned development will be restricted to a limited number of restaurants that meet or exceed our internal hurdle rates to ensure appropriate returns. This restricted company growth will shift the greater portion of new restaurant development to our expanding franchise community, domestically and internationally.

        New restaurant development will be concentrated on certain identified markets to achieve the necessary levels to improve the competitive position, marketing potential, profitability and return on invested capital of our restaurant brands. Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses, toll plazas, and food courts) that can adequately support our restaurant brands. International expansion efforts continue to focus on introducing our brands into new countries and on expanding our brands within existing countries.

        As part of our strategy to expand through our franchisees, our overall percentage of franchise ownership (domestically and internationally) increased in Fiscal 2008. The following table illustrates the percentages of franchise ownership as of June 25, 2008 for the company and by restaurant brand:

Percentage of Franchise Operated Restaurants (domestic and international)
Brinker	33%
Chili's	38%
On The Border	20%
Maggiano's	0%
Macaroni Grill	14%

Domestic Franchise Development and Operations

        Our focus on domestic expansion is primarily through growth in our number of franchised restaurants. We are accomplishing this part of our growth through existing, new or renewed development obligations with new or existing franchisees. In addition, we have also sold and may sell company-owned restaurants to our franchisees (new or existing). At June 25, 2008, 28 total domestic development arrangements existed. A typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations. In some instances we have and may enter into development agreements for multiple brands with the same franchisee.

        During the year ended June 25, 2008, not including any restaurants we sold to our franchisees, our domestic franchisees opened 33 Chili's restaurants, four On The Border restaurants, and six Macaroni Grill restaurants. In addition, we sold 76 company-owned Chili's restaurants to an existing franchisee.

        During fiscal 2008, we also entered into new or renewed development agreements with three franchisees for the development of 65 Chili's restaurants, five On The Border restaurants, and seven Macaroni Grill restaurants. The areas of development for these franchise locations include all or portions of the States of Alaska, Illinois, Indiana, Kentucky, Minnesota, Ohio, and Wisconsin, as well as various airports and toll plazas in portions of the United States. We also completed the acquisition of two Chili's restaurants in the Pacific Northwest from our franchisee.

International Operations

        Our strategy also includes the development of our brands internationally. We continue our international growth through development agreements with new and existing franchisees introducing our brands into new countries, as well as expanding them in existing countries. At June 25, 2008, we had 44 total development arrangements. During the fiscal year 2008, our international franchisees opened 25 Chili's restaurants and three On The Border restaurants. In the same year, we entered into new or renewed development agreements with 10 franchisees for the development of 94 Chili's restaurants and 12 Maggiano's restaurants. The areas of development for these locations include all or portions of the countries of Canada, Egypt, El Salvador, India, Mexico, Morocco, Peru, Saudi Arabia, Singapore, and the United Arab Emirates. We also continued our presence in the United Kingdom through a company-owned affiliate, with the opening of one Chili's restaurant.

        Notably, we entered into an agreement with one of our franchisees in Mexico, CMR, S.A.B. de C.V., to jointly invest in a new company to develop Chili's and Maggiano's in portions of Mexico. The new company anticipates developing approximately 50 restaurants over the next four years. In fiscal 2008, eight new Chili's restaurants were opened by this company.

        As we develop our brands internationally, we will selectively pursue expansion through various means, including franchising, joint ventures and company-owned development. Similar to our domestic franchise agreements, a typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit, as well as, in some instances multi-brand, operations.

Company Development

        While our near-term focus will be less on new company-operated restaurants than we have historically done, our restaurant site selection process remains basically the same. We devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. We evaluate a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics, such as visibility, accessibility and traffic volume; relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; supply and demand trends, such as proposed infrastructure improvements, new developments, and existing and potential competition. Members of each brand's executive team inspect, review and approve each restaurant site prior to its acquisition for that brand.

        We periodically reevaluate restaurant sites to ensure that site selection attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand's measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, relating to our restaurant brands, we have closed 170 restaurants, including 44 in fiscal 2008. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. A portion of these closed restaurants were performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

        The following table illustrates the system-wide restaurants opened in fiscal 2008 and the planned openings in fiscal 2009:

	Fiscal 2008 Openings(1)	Fiscal 2009 Projected Openings
Chili's:
Company-operated	59	9-11
Franchise(2)	33	30-40
On The Border:
Company-operated	7	1
Franchise(2)	4	9-12
Maggiano's	1	2
Macaroni Grill:
Company-operated	3	—
Franchise(2)	6	4-6
International:
Company-operated(3)	1	2
Franchise(3)	31	31-36

Total	145	88-110

    (1)
    The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during the fiscal year.

    (2)
    The numbers on this line are projected domestic franchise openings.

    (3)
    The numbers on this line are for all brands.

        We anticipate that some of the fiscal 2009 projected restaurant openings may be constructed pursuant to agreements where a landlord contributes some of the building construction costs. In other cases, we may either lease or own the land (paying for any owned land from our own funds) and either lease or own the building, furniture, fixtures and equipment (paying for any owned items from our own funds).

        Our capital investment in new restaurants may differ in the future due to building design specifications, site location, and site characteristics. The following table illustrates the approximate average capital investment for restaurants opened in fiscal 2008:

	Chili's	On the Border	Maggiano's	Macaroni Grill
Land(1)	$1,003,000	$1,099,000	$2,312,000	$1,308,000
Building	1,737,000	1,105,000	5,474,000	1,787,000
Furniture & Equipment	497,000	495,000	1,386,000	507,000
Other(2)	43,000	29,000	32,000	17,000

Total	$3,280,000	$2,728,000	$9,204,000	$3,619,000

    (1)
    This amount represents the average cost for land acquisition, capital lease values net of landlord contributions (or an equivalent amount for operating lease costs also net of landlord contributions) based on estimated lease payments and other costs that will be incurred through the term of the lease.

    (2)
    This amount includes liquor licensing costs which can vary significantly depending on the jurisdiction where the restaurants are located.

        The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites that meet or exceed our internal hurdle rates for return, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly personnel.

Restaurant Management

        Our philosophy to maintain and operate each brand as a distinct and separate entity ensures that the culture, recruitment and training programs and unique operating environments of each brand are preserved. These factors are critical to the viability of each brand. During fiscal 2008, we also incorporated our focus on hospitality into each brand's culture and training programs for both new and existing team members.

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

        We believe that there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain team members.

        We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures.

        Each brand is responsible for maintaining each brand's operational training program. The training program typically includes a three to four month training period for restaurant management trainees, a continuing management training process for managers and supervisors, and training teams consisting of groups of team members experienced in all facets of restaurant operations that train team members to open new restaurants. The training teams typically begin on-site training at a new restaurant seven to ten days prior to opening and remain on location one to two weeks following the opening to ensure the smooth transition to operating personnel.

Purchasing

        Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product specifications established through our quality assurance and culinary programs. These requirements ensure that high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to any of our restaurant brands. Additionally, as a purchaser of a variety of protein products, we do require our vendors to adhere to humane processing standards for their respective industries. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

        Our brands generally focus on the eighteen to fifty-four year-old age group, which constitutes approximately half of the United States population. Though members of this target segment grew up on fast food, we believe that for many meal occasions, these consumers value the benefits of the casual dining category, particularly the higher food quality and enhanced dining experience. To reach this target group, we use a mix of television, radio, print or online advertising, with each of our restaurant brands utilizing one or more of these mediums to meet the brand's communication strategy and budget.

        Our franchise agreements require advertising contributions to us by the franchisees. We use these contributions exclusively for the purpose of obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand's strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising must first be approved by us.

Team Members

        At June 25, 2008, we employed approximately 100,400 persons, of whom approximately 1,000 were restaurant support center personnel, 5,900 were restaurant area directors, managers or trainees and 93,500 were employed in non-management restaurant positions. Our executive officers have an average of approximately 23 years of experience in the restaurant industry.

        We consider our team member relations to be positive and continue to focus on improving our team member turnover rate. We use various tools and programs to help us hire our new team members. We utilize tools that aid in determining if our prospective team members (hourly and management) have the proper skills for working at our restaurants. Most team members, other than restaurant management and restaurant support center personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. Our team members are not covered by any collective bargaining agreements.

Trademarks

        We have registered and/or have pending, among other marks, "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Grill & Bar", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "On The Border", "On The Border Mexican Cafe", "On The Border Mexican Grill & Cantina", "Maggiano's", "Maggiano's Little Italy", "Romano's Macaroni Grill" and "Macaroni Grill", as trademarks with the United States Patent and Trademark Office.

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

        The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. There is active competition for management personnel and hourly team members, and for attractive commercial real estate sites suitable for restaurants. Further, we also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, including the offering by the grocery industry of convenient meals in the form of improved entrees and side dishes. We compete primarily on the quality, variety, and value perception of menu items, as well as the quality and efficiency of service.

Our sales volumes generally decrease in winter months.

        Our sales volumes fluctuate seasonally and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in our operating results.

Changes in governmental regulation may adversely affect our ability to open new restaurants and to maintain our existing and future operations.

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

        We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.

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

Inflation may increase our operating expenses.

        We have experienced impact from inflation. Inflation has caused increased food, labor and benefits costs and has increased our operating expenses. We may continue to experience increased food costs due to the diversion of food crop production to non-traditional uses, as well as increased food costs due to increased fuel costs for our vendors. As operating expenses increase, we, to the extent permitted by competition, recover increased costs by increasing menu prices, or by reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures. We cannot ensure, however, that we will be able to continue to recover increases in operating expenses due to inflation in this manner.

Our profitability may be adversely affected by increases in energy costs.

        Our success depends in part on our ability to absorb increases in utility costs, in particular electricity and natural gas. Various regions of the United States in which we operate multiple restaurants have experienced significant increases in utility prices. These increases have affected costs and if they continue to occur, it would have further adverse effects on our profitability to the extent not otherwise recoverable through price increases or alternative products, processes or cost reduction procedures.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

        Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods, drought and hurricanes, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements (such as recent reports on tomatoes and jalapenos), or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

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

        Our ability to meet our growth plan is dependent upon, among other things, our and our franchisees' ability to:

  •
  identify available, suitable and economically viable locations for new restaurants,

  •
  identify adequate sources of capital to fund and finance strategic initiatives, including remodeling of existing restaurants and new restaurant development,

  •
  obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis,

  •
  hire all necessary contractors and subcontractors and obtain construction materials at suitable prices,

  •
  meet construction schedules, and

  •
  hire and train qualified managers and team members for the restaurants.

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

        We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of adequate controls to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting team members, especially in light of the increased demand for such individuals among publicly traded companies.

Other risk factors may adversely affect our financial performance.

        Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets (including rising interest rates and costs for consumers and reduced disposable income), credit availability, increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional winter storms) and other acts of God.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

Restaurant Locations

        At June 25, 2008, our system of company-owned and franchised restaurants included 1,888 restaurants located in 50 states, and Washington, D.C. We also have restaurants in the countries of Bahrain, Canada, Ecuador, Egypt, Germany, Guatemala, Honduras, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Taiwan, United Arab Emirates, United Kingdom, and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

        Table 1: Company-owned vs. franchise (by brand) as of June 25, 2008:

Chili's
Company-owned	894
Franchise	558
On the Border:
Company-owned	135
Franchise	33
Maggiano's	42
Macaroni Grill:
Company-owned	194
Franchise	32

Total	1,888

        Table 2: Domestic vs. foreign locations (by brand) as of June 25, 2008 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries)
Chili's	1,291 (50)	161 (24)
On The Border	165 (33)	3 (3)
Maggiano's	42 (21 & D.C.)	None
Macaroni Grill	212 (40)	14 (10)

Restaurant Property Information

        The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili's	On The Border	Maggiano's	Macaroni Grill
Square Feet	3,930-5,450	4,000-5,690	12,000-17,000	6,300-7,000
Dining Seats	150-220	150-230	500-700	205-230
Dining Tables	35-50	37-55	100-150	50-70

        The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 25, 2008, we owned the land and building for 282 of our 1,265 company-operated restaurant locations. For these 282 restaurant locations, the net book value for the land was $241.2 million and for the buildings was $237.0 million. For the remaining 983 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $977.6 million. The 983 leased restaurant locations can be categorized as follows: 774 are ground leases (where we lease land only, but own the building) and 203 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

Other Properties

        We lease warehouse space totaling approximately 39,150 square feet in Carrollton, Texas, which we use for storage of equipment and supplies. We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters which is currently utilized by the Company or reserved for future expansion of the Company headquarters. Because of our operations throughout the United States, we also lease office space in Arizona, California, Colorado, Florida, Georgia, New Jersey, and Texas for use as regional operation offices. The size of these office leases range from approximately 100 square feet to approximately 4,000 square feet.

Item 3.    LEGAL PROCEEDINGS.

        Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorneys' fees and was certified as a class action in July 2006. On July 22, 2008, the California Court of Appeals decertified the class action on all claims with prejudice. We cannot anticipate what actions plaintiff will take in response to this ruling, but we intend to vigorously defend our position. It is impossible at this time to reasonably estimate the possible loss or range of loss, if any.

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

        Fiscal year ended June 25, 2008:

	High	Low
First Quarter	$30.14	$26.21
Second Quarter	$28.30	$19.00
Third Quarter	$20.06	$15.32
Fourth Quarter	$23.86	$17.67

        Fiscal year ended June 27, 2007:

	High	Low
First Quarter	$28.05	$21.15
Second Quarter	$32.01	$26.29
Third Quarter	$35.50	$29.59
Fourth Quarter	$34.16	$28.82

        As of August 14, 2008, there were 917 holders of record of our common stock.

        During the fiscal year ended June 25, 2008, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.09	August 23, 2007	September 14, 2007	September 26, 2007
$0.11	November 1, 2007	December 5, 2007	December 17, 2007
$0.11	January 31, 2008	March 13, 2008	March 26, 2008
$0.11	June 4, 2008	June 16, 2008	June 25, 2008

        The following graph compares the cumulative five-year total return provided shareholders on Brinker International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Brinker International, Inc., The S&P 500 Index
And The S&P Restaurants Index

        The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 25, 2003 and its relative performance is tracked through June 25, 2008. The values shown are neither indicative nor determinative of future performance.

	2003	2004	2005	2006	2007	2008
Brinker International	$100.00	$94.83	$110.67	$99.17	$124.29	$84.96
S&P 500	$100.00	$119.11	$126.64	$137.57	$165.90	$144.13
S&P Restaurants(1)	$100.00	$130.84	$157.72	$195.86	$238.49	$239.31

(1)
The S&P Restaurants Index is comprised of Darden Restaurants, Inc., McDonald's Corp., Starbucks Corp., Wendy's International, Inc., and Yum! Brands Inc.

        In May 2004, we issued $300.0 million in the aggregate principal amount at maturity of 5.75% Notes due 2014 (the "Unregistered Notes"). The Unregistered Notes were not registered under the Securities Act of 1933, as amended. Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. served as the joint book-running managers for the offering. The Unregistered Notes were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended), and, outside the United States, to non-U.S. persons in reliance on Regulation S under the Securities Act. The Unregistered Notes are redeemable at our option at any time, in whole or in part. The proceeds of the offering were used for general corporate purposes, including the repurchase of our common stock pursuant to our share repurchase program.

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

        Except as described in the immediately preceding paragraphs, during the three-year period ended on August 15, 2008, we issued no securities which were not registered under the Securities Act of 1933, as amended.

        We continue to maintain our share repurchase program; however, activity in the fourth quarter of fiscal 2008 was minimal. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
March 27, 2008 through April 30, 2008	—	—	—	$59,797
May 1, 2008 through May 28, 2008	—	—	—	$59,797
May 29, 2008 through June 25, 2008	333	$19.24	—	$59,797

Total	333	$19.24	—

(a)
These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.

Item 6.    SELECTED FINANCIAL DATA.

        The information set forth in that section entitled "Selected Financial Data" in our 2008 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth in that section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Annual Report to Shareholders is presented on pages F-2 through F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information set forth in that section entitled "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is in our 2008 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        We refer you to the Index to Financial Statements attached hereto on page 20 for a listing of all financial statements in our 2008 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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

Management's Report on Internal Control over Financial Reporting

        "Management's Report on Internal Control over Financial Reporting" and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2008 Annual Report to Shareholders and are presented on pages F-34 through F-36 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth quarter ended June 25, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        If you would like information about:

  •
  our executive officers,

  •
  our Board of Directors, including its committees, and

  •
  our Section 16(a) reporting compliance,

you should read the sections entitled "Election of Directors—Information About Nominees", "Committees of the Board of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        If you would like information about our executive compensation, you should read the section entitled "Executive Compensation—Compensation Discussion and Analysis" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled "Director Compensation for Fiscal 2008", "Compensation Discussion and Analysis", and "Stock Ownership of Certain Persons" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        If you would like information about certain relationships and related transactions, you should read the section entitled "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

        If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled "Director Independence" and "Committees of the Board of Directors" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        If you would like information about principal accountant fees and services, you should read the section entitled "Ratification of Independent Auditors" in our Proxy Statement to be dated on or about September 11, 2008, for the annual meeting of shareholders on October 30, 2008. We incorporate that information in this document by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)(1) Financial Statements.

        We make reference to the Index to Financial Statements attached to this document on page 20 for a listing of all financial statements attached as Exhibit 13 to this document.

  (a)(2) Financial Statement Schedules.

  None.

  (a)(3) Exhibits.

        We make reference to the Index to Exhibits preceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as a part of this document.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation
By:	/s/ CHARLES M. SONSTEBY Charles M. Sonsteby, Executive Vice President and Chief Financial Officer

Dated: August 25, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 25, 2008.

Name	Title

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ HARRIET EDELMAN Harriet Edelman	Director
/s/ MARVIN J. GIROUARD Marvin J. Girouard	Director
/s/ RONALD KIRK Ronald Kirk	Director
/s/ JOHN W. MIMS John W. Mims	Director
/s/ GEORGE R. MRKONIC George R. Mrkonic	Director
/s/ ERLE NYE Erle Nye	Director
/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director
/s/ ROSENDO G. PARRA Rosendo G. Parra	Director
/s/ CECE SMITH Cece Smith	Director

 INDEX TO FINANCIAL STATEMENTS

        The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

        All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

 INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)
3(b)	Bylaws of the Registrant.(2)
4(a)	Form of 5.75% Note due 2014.(3)
4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(4)
4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(4)
10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants.(5)
10(b)	Registrant's 1992 Incentive Stock Option Plan.(5)
10(c)	Registrant's Stock Option and Incentive Plan.(6)
10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(7)
10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall.(8)
10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall.(9)
10(g)
$300,000,000 Credit Agreement dated October 6, 2004, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., J.P. Morgan Chase Bank, Citibank, N.A., and Citigroup Global Markets, Inc.(10)
10(h)	Registrant's Performance Share Plan Description.(11)
10(i)	$350,000,000 Fixed Rate Promissory Note, dated August 15, 2006, by Registrant to J.P. Morgan Chase Bank, National Association.(12)
10(j)	$50,000,000 Uncommitted Line of Credit Agreement, dated August 17, 2006, by and between Registrant and Bank of America, N.A., and related Master Promissory Note.(12)
10(k)	Master Confirmation Agreement and Supplemental Confirmation, both dated April 24, 2007, by and between Registrant and Goldman, Sachs & Co.(13)
10(l)
$400,000,000 Term Loan Agreement, dated as of October 24, 2007, by and among Registrant, Brinker Restaurant Corporation, Citibank, N.A., Citigroup Markets, Inc., J.P. Morgan Securities, Inc., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, National Association, and the Bank of Tokyo-Mitsubishi UFJ, Ltd.(14)
13	2008 Annual Report to Shareholders.(15)
21	Subsidiaries of the Registrant.(2)
23	Consent of Independent Registered Public Accounting Firm.(2)
31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(2)
31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(2)

E-1

Exhibit
32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99(a)	Proxy Statement of Registrant.(16)

(1)
Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)
Filed herewith.

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

(6)
Filed as Appendix A to Proxy Statement of Registrant, to be filed on or about September 11, 2008.

(7)
Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

(8)
Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 2003, and incorporated herein by reference.

(9)
Filed as an exhibit to annual report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(10)
Filed as an exhibit to current report on Form 8K dated October 6, 2004, and incorporated herein by reference.

(11)
Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(12)
Filed as an exhibit to quarterly report on Form 10Q for the quarter ended September 27, 2006, and incorporated herein by reference.

(13)
Filed as an exhibit to current report on Form 8K dated April 23, 2007, and incorporated herein by reference.

(14)
Filed as an exhibit to quarterly report on Form 10Q for the quarter ended December 26, 2007, and incorporated herein by reference.

(15)
Portions filed herewith, to the extent indicated herein.

(16)
To be filed on or about September 11, 2008.

E-2

QuickLinks

INDEX TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS