Form 10-Q
period 2008-09-24
BRINKER INTERNATIONAL INC
filed 2008-10-31
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2008

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2008
Common Stock, $0.10 par value	101,840,350 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 24, 2008	June 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,322	$54,714
Accounts receivable	43,941	52,304
Inventories	32,505	35,377
Prepaid expenses and other	103,362	106,183
Deferred income taxes	69,962	71,595
Assets held for sale	138,256	135,850
Total current assets	445,348	456,023

Property and Equipment at Cost:
Land	197,826	198,554
Buildings and leasehold improvements	1,597,882	1,571,601
Furniture and equipment	642,575	665,271
Construction-in-progress	18,847	35,104
	2,457,130	2,470,530
Less accumulated depreciation and amortization	(946,862)	(940,815)
Net property and equipment	1,510,268	1,529,715

Other Assets:
Goodwill	139,831	140,371
Deferred income taxes	22,935	23,160
Other	43,618	43,853
Total other assets	206,384	207,384
Total assets	$2,162,000	$2,193,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$2,028	$1,973
Accounts payable	136,415	168,619
Accrued liabilities	324,284	331,878
Income taxes payable	3,124	5,946
Liabilities associated with assets held for sale	19,502	18,408
Total current liabilities	485,353	526,824

Long-term debt, less current installments	894,095	901,604
Other liabilities	171,954	169,605

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 101,838,701 shares outstanding at September 24, 2008, and 176,246,649 shares issued and 101,316,461 shares outstanding at June 25, 2008	17,625	17,625
Additional paid-in capital	456,373	464,666
Accumulated other comprehensive loss	(769)	(168)
Retained earnings	1,812,885	1,800,300
	2,286,114	2,282,423
Less treasury stock, at cost (74,407,948 shares at September 24, 2008 and 74,930,188 shares at June 25, 2008)	(1,675,516)	(1,687,334)
Total shareholders’ equity	610,598	595,089
Total liabilities and shareholders’ equity	$2,162,000	$2,193,122

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 24,	September 26,
	2008	2007

Revenues	$984,407	$1,054,686

Operating Costs and Expenses:
Cost of sales	278,967	291,738
Restaurant expenses	579,127	601,878
Depreciation and amortization	41,156	44,907
General and administrative	39,764	43,051
Other gains and charges	4,953	8,591
Total operating costs and expenses	943,967	990,165

Operating income	40,440	64,521

Interest expense	9,457	12,915
Other, net	(1,372)	(1,257)

Income before provision for income taxes	32,355	52,863
Provision for income taxes	8,574	15,263

Net income	$23,781	$37,600

Basic net income per share	$0.23	$0.35

Diluted net income per share	$0.23	$0.34

Basic weighted average shares outstanding	101,630	106,464

Diluted weighted average shares outstanding	102,762	109,155

Cash dividends per share	$0.11	$0.09

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 24,	September 26,
	2008	2007

Cash Flows from Operating Activities:
Net income	$23,781	$37,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,156	44,907
Restructure charges and other impairments	5,241	8,591
Stock-based compensation	5,088	2,593
Deferred income taxes	1,858	(5,799)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	8,363	7,856
Inventories	2,233	2,607
Prepaid expenses and other	2,942	3,394
Other assets	31	(1,118)
Accounts payable	(26,825)	1,650
Accrued liabilities	(10,368)	(11,061)
Income taxes payable	(2,970)	4,046
Other liabilities	2,851	(2,373)
Net cash provided by operating activities	53,381	92,893

Cash Flows from Investing Activities:
Payments for property and equipment	(31,253)	(76,856)
Proceeds from sale of assets	934	—
Increase in restricted cash	(121)	—
Net cash used in investing activities	(30,440)	(76,856)

Cash Flows from Financing Activities:
Net (payments) borrowings on credit facilities	(7,000)	126,500
Payments on long-term debt	(296)	(266)
Purchases of treasury stock	(3,625)	(140,489)
Proceeds from issuances of treasury stock	2,062	1,680
Payments of dividends	(11,701)	(9,509)
Excess tax benefits from stock-based compensation	227	167
Net cash used in financing activities	(20,333)	(21,917)

Net change in cash and cash equivalents	2,608	(5,880)
Cash and cash equivalents at beginning of period	54,714	84,823
Cash and cash equivalents at end of period	$57,322	$78,943

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 24, 2008 and June 25, 2008 and for the thirteen week periods ended September 24, 2008 and September 26, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”), Maggiano’s Little Italy (“Maggiano’s”) and Romano’s Macaroni Grill (“Macaroni Grill”) restaurant brands. In August 2008, we entered into an agreement with Mac Acquisition LLC, an affiliate of Golden Gate Capital, for the sale of a majority interest in Macaroni Grill.  See Note 4 for additional disclosures.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 25, 2008 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

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

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to fiscal 2009 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 7.6 million stock options and restricted share awards outstanding at September 24, 2008 and 1.1 million stock options and restricted share awards outstanding at September 26, 2007 that were not included in the dilutive earnings per share calculation because the effect would have been antidilutive.

3.     OTHER GAINS AND CHARGES

In the first quarter of fiscal 2009, we recorded $5.0 million in charges including $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the pending sale of Macaroni Grill.

In the first quarter of fiscal 2008, other gains and charges consists primarily of a $9.2 million impairment charge to write-down the net assets of certain Macaroni Grill restaurants to their fair value less costs to sell to a franchisee.

4.     ASSETS HELD FOR SALE

In August 2008, we entered into an agreement with Mac Acquisition LLC, an affiliate of Golden Gate Capital, for the sale of a majority interest in Macaroni Grill. Per terms of the agreement, we will receive proceeds of $131.5 million in cash, of which $6.0 million will be contributed to the new entity for a 19.9% continuing ownership interest in the brand.  We will also provide corporate support services for the new entity for one year with an option for one additional year. In accordance with the reporting provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we have classified the results of Macaroni Grill in continuing operations for fiscal 2009 and prior years as we will have significant continuing involvement in the operations of Macaroni Grill after the sale.  The transaction is expected to close in the second quarter of fiscal 2009 subject to customary closing conditions. As of September 24, 2008, the assets to be sold totaled approximately $136.4 million and consisted primarily of property and equipment of $115.9 million. The associated liabilities totaled approximately $18.8 million and consisted primarily of straight-line rent accruals of $13.4 million.

5.     SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  As of September 24, 2008, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first quarter of fiscal 2009. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first quarter of fiscal 2009, approximately 640,000 restricted share awards vested with a fair value of $12.3 million.  Approximately 190,000 of these shares were repurchased from employees upon vesting for $3.6 million to satisfy minimum tax withholding obligations.  Repurchased common stock is reflected as a reduction of shareholders’ equity.  We paid dividends of $11.7 million, or $0.11 per share, to common stock shareholders in September 2008.

6.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2009 and 2008 are as follows (in thousands):

	September 24, 2008	September 26, 2007

Income taxes, net of refunds	$9,340	$15,479
Interest, net of amounts capitalized	5,152	10,487

Non-cash investing activities for the first quarter of fiscal 2009 and 2008 are as follows (in thousands):

	September 24, 2008	September 26, 2007

Retirement of fully depreciated assets	$39,617	$19,076

7.     CONTINGENCIES

As of September 24, 2008, we guaranteed lease payments totaling $154.5 million as a result of the sale of certain brands and the sale of restaurants to franchisees in previous periods.  This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2009 through fiscal 2023.  We remain secondarily liable for the leases.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 24, 2008.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  On July 22, 2008, the California Court of Appeal decertified the class action on all claims with prejudice. On October 22, 2008 the California Supreme Court granted a writ to review the decision of the Court of Appeal.  We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended
	September 24,	September 26,
	2008	2007

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.4%	27.7%
Restaurant expenses	58.8%	57.1%
Depreciation and amortization	4.2%	4.2%
General and administrative	4.0%	4.1%
Other gains and charges	0.5%	0.8%
Total operating costs and expenses	95.9%	93.9%

Operating income	4.1%	6.1%

Interest expense	0.9%	1.2%
Other, net	(0.1)%	(0.1)%

Income before provision for income taxes	3.3%	5.0%

Provision for income taxes	(0.9)%	(1.4)%

Net income	2.4%	3.6%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2009.

	First Quarter		Total Open at End		Projected
	Openings		Of First Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2009	2008	2009
Chili’s:
Company-owned	7	13	894	930	9-10
Domestic Franchised	10	5	410	308	30-35
Total	17	18	1,304	1,238	39-45

On The Border:
Company-owned	—	2	131	134	—
Domestic Franchised	3	2	33	28	9-12
Total	3	4	164	162	9-12

Maggiano’s	—	—	42	41	2

Macaroni Grill:
Company-owned	—	—	192	216	—
Domestic Franchised	1	1	20	14	3-4
Total	1	1	212	230	3-4

International: (a)
Company-owned	1	—	7	5	2
Franchised	10	4	182	151	36-41
Total	11	4	189	156	38-43

Grand Total	32	27	1,911	1,827	91-106

(a)

At the end of the first quarter of fiscal year 2009, international company-owned restaurants by brand included six Chili’s and one Macaroni Grill. International franchise restaurants by brand included 164 Chili’s, five On The Border’s, and 13 Macaroni Grill’s.

At September 24, 2008, we owned the land and buildings for 281 of the 1,266 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $240.5 million and $233.2 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 24, 2008 and September 26, 2007, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”), Maggiano’s Little Italy (“Maggiano’s”) and Romano’s Macaroni Grill (“Macaroni Grill”) restaurant brands.  At September 24, 2008, we owned, operated, or franchised 1,911 restaurants.  In August 2008, we entered into an agreement with Mac Acquisition LLC, an affiliate of Golden Gate Capital, for the sale of a majority interest in Macaroni Grill. Per terms of the agreement, we will receive proceeds of $131.5 million in cash, of which $6.0 million will be contributed to the new entity for a 19.9% continuing ownership interest in the brand.  We will also provide corporate support services for the new entity for one year with an option for one additional year. The transaction is expected to close in the second quarter of fiscal 2009 subject to customary closing conditions.  Once the sale of the brand is complete, we will account for our interest in the ongoing operations through an equity method investment.

Our first quarter of fiscal 2009 proved to be even more challenging than anticipated with results reflecting disappointing sales and earnings.  We continue to be negatively impacted by cost pressures for commodities, labor and utilities.  Additionally, volatility in the financial markets and high fuel costs have caused consumers to be increasingly more conservative in their discretionary spending which has resulted in decreased traffic and lower average checks at our brands.  This difficult operating environment highlights the need to be disciplined with our capital allocation and maintain the health of our balance sheet in order to provide a stable financial base to weather these uncertain times.  As a result, we have reduced our planned capital expenditures by approximately $40 million for fiscal 2009 and will continue to evaluate capital spending throughout the remainder of the year.  Additionally, we will eliminate virtually all company-owned restaurant development in fiscal 2010.

Despite these challenging times, we are still committed to furthering the initiatives in our five areas of focus - hospitality; food and beverage excellence; restaurant atmosphere; pace and convenience; and international expansion.  These strategic priorities are designed to build on the long-term health of the company and to grow our base business by engaging and delighting our guests, differentiating Brinker brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.  However, we will monitor the results closely as well as the current business environment in order to pace the implementation of our initiatives appropriately.

We strongly believe these five strategic priorities will strengthen our brands and allow us to emerge from these tough economic times in a better competitive position to deliver profitable growth over the long term for our shareholders.  For example, with growing economic pressures in the United States, international expansion allows further diversification of our portfolio, enabling Brinker to build strength in a variety of markets and economic conditions.  Our growth will be driven by cultivating relationships with equity investors, joint venture partners and franchisees.  Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments flow through to the bottom line.  Another top area of focus remains creating a culture of hospitality that will differentiate Brinker brands from all others in the industry.  Through our investments in team member training and guest measurement programs, we are gaining traction in this area and providing guests a reason to make Brinker brands their preferred choice when dining out.  We also believe that the unique and craveable food and beverages as well as the new flavors and offerings we continue to create at each of our brands, the warm, welcoming and revitalized atmospheres, and technologies and process improvements related to pace and convenience will give customers new reasons to dine with us more often.

The casual dining industry is a highly competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs.  Our top priority remains increasing profitable traffic over time and we are encouraged by the progress and traction we have experienced with our five areas of focus.  Despite a slower than expected start to fiscal 2009 and an uncertain outlook for the remainder of fiscal 2009, we remain confident in the financial health of our company, the long-term prospects of the industry as well as in our ability to perform effectively in an extremely competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the first quarter of fiscal 2009 decreased to $984.4 million, a 6.7% decrease from the $1,054.7 million generated for the same quarter of fiscal 2008. The decrease in revenues was primarily attributable to a decrease in comparable restaurant sales as well as net declines in capacity at company-owned restaurants.

	Thirteen Week Period Ended September 24, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(4.0)%	3.2%	(1.0)%	(4.1)%

Chili’s	(3.0)%	3.3%	(0.8)%	(3.4)%

On The Border	(3.3)%	4.0%	(0.7)%	0.6%

Maggiano’s	(3.3)%	2.4%	(2.3)%	2.4%

Macaroni Grill	(9.0)%	2.9%	(1.2)%	(11.2)%

	Thirteen Week Period Ended September 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(0.9)%	2.0%	0.9%	1.7%

Chili’s	0.7%	2.0%	1.5%	1.6%

On The Border	(5.3)%	1.2%	(0.9)%	7.7%

Maggiano’s	0.5%	2.0%	(1.9)%	9.7%

Macaroni Grill	(4.8)%	2.1%	0.9%	(2.5)%

Comparable restaurant sales for the first quarter of fiscal 2009 decreased 4.0% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic and unfavorable product mix shifts at all brands. These decreases were partially offset by an increase in menu prices at all brands.

Our capacity decreased 4.1% for the first quarter of fiscal 2009 (as measured by average-weighted sales weeks) compared to the respective prior year period. The reduction in capacity is primarily due to the sale of 76 company-owned restaurants to a franchisee and 49 restaurant closures since the first quarter of fiscal 2008, partially offset by the development of new company-owned restaurants.  Including the impact of restaurant sales to franchisees, we experienced a net decrease of 60 company-owned restaurants since September 26, 2007.

Royalty revenues from franchisees increased approximately 31% to $16.6 million in the first quarter of fiscal 2009 compared to $12.7 million in the prior year.  The increase is primarily due to the net addition of 144 franchise restaurants since September 26, 2007. We recognized franchise and development fee revenue of approximately $0.4 million for the first quarter of fiscal 2009 as compared to $1.4 million in the prior year period.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 28.4% for the first quarter of fiscal 2009 from 27.7% in the prior year.  Cost of sales was negatively impacted in the current year by unfavorable commodity prices, primarily beef, ribs, chicken, produce, oils and sauces.  These increases were partially offset by favorable menu price changes.

Restaurant expenses, as a percent of revenues, increased to 58.8% for the first quarter of fiscal 2009 as compared to 57.1% in the same period of the prior year. The increase was primarily driven by sales deleverage on fixed costs, increased utility, repair and maintenance and labor costs, partially offset by lower pre-opening expenses since the same quarter of last year.

Depreciation and amortization decreased $3.8 million for the first quarter of fiscal 2009 compared to the same quarter of the prior year primarily driven by the classification of Macaroni Grill assets as held for sale and restaurant closures.  These decreases were partially offset by an increase in depreciation due to the addition of new restaurants and remodel investments.

General and administrative expenses decreased $3.3 million, or 7.6%, for the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. The decrease was primarily due to reduced salary and team member related expenses, including lower performance-based compensation expenses as compared to the prior year.

Other gains and charges in the first quarter of fiscal 2009 includes $2.0 million of lease termination charges, a $1.7 million charge for uninsured hurricane expenses and a $1.3 million charge for expenses associated with the pending sale of Macaroni Grill. Other gains and charges in the first quarter of fiscal 2008 primarily includes a $9.2 million impairment charge to write-down the net assets of certain Macaroni Grill restaurants to their fair value less costs to sell to a franchisee.

Interest expense was $9.5 million for the first quarter of fiscal 2009 compared to $12.9 million for the first quarter of the prior year.  The decrease in interest expense is primarily due to lower interest rates and lower average borrowing balances in fiscal 2009.

INCOME TAXES

The effective income tax rate decreased to 26.5% for the first quarter of fiscal 2009 from 28.9% for the same period of the prior year. The decrease in the tax rate was primarily due to leverage from FICA tip credits and a decrease in required tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate solid cash flows from operations to continue into the future.  Net cash provided by operating activities for the first quarter of fiscal 2009 decreased to approximately $53.4 million compared to $92.9 million in the prior year primarily due to lower income (adjusted for non-cash items) driven by a reduction in revenues and incremental margin pressures as well as the timing of operational payments.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure and ongoing reimage programs.  Capital expenditures were $31.3 million for the first quarter of fiscal 2009 compared to $76.9 million for the same period of fiscal 2008. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurants developed in the first quarter of fiscal 2009 compared to the same period of prior year. We estimate that our capital expenditures during fiscal 2009 will be approximately $135 to $145 million and we will continue to evaluate capital spending throughout the remainder of the year. Capital expenditures will be funded entirely by cash from operations and existing credit facilities.

Excluding the impact of assets held for sale, the working capital deficit decreased to $158.8 million at September 24, 2008 from $188.2 million at June 25, 2008 primarily due to the timing of operational payments and receipts.

We paid dividends of $11.7 million, or $0.11 per share, to common stock shareholders in September 2008.

The Board of Directors has authorized a total of $2,060.0 million of share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of September 24, 2008, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first quarter of fiscal 2009. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first quarter of fiscal 2009, approximately 640,000 restricted share awards vested with a fair value of $12.3 million.  Approximately 190,000 of these shares were repurchased from employees upon vesting for $3.6 million to satisfy minimum tax withholding obligations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

In September 2008, we extended the expiration date of our $100.0 million uncommitted credit facility through September 2009.

In October 2008, Moody’s placed Brinker’s credit ratings under review for possible downgrade prompted by our revised earnings expectations for fiscal 2009.  Moody’s review will focus on our ability to improve operating performance and debt protection metrics over the intermediate term. As a result of this review, the availability under our $150 million uncommitted credit facility decreased to approximately $50 million.  If our current rating is confirmed, the availability under this facility will return to $150 million.  However, if we are downgraded by the rating agency, our uncommitted credit facilities totaling $250 million will no longer be available.  The review and subsequent outcome of the review do not have any impact on the availability under our $300 million revolving credit facility.  In late October, Standard & Poor’s reviewed Brinker’s outlook also prompted by our revised earnings expectations.  The credit rating remained unchanged at BBB- (investment grade) with a stable outlook.  We are committed to maintaining our investment grade credit rating and are taking actions to ensure our current investment grade rating is reaffirmed.  We expect to receive net cash proceeds of $125.5 million, excluding fees and expenses associated with the closing of the transaction, from the sale of Macaroni Grill in the second quarter of fiscal 2009 and will use the proceeds to pay down debt.  In addition, we are reducing planned capital expenditures for fiscal 2009, eliminating almost all company-owned restaurant development in fiscal 2010 and suspending all share repurchase activity to ensure we maintain our investment grade rating.  We expect this review to be completed and a determination made before the end of the second quarter of fiscal 2009.

We believe that our various sources of capital, including cash flows from operating activities, availability under existing credit facilities, and the ability to acquire financing, are adequate to finance operations as well as the repayment of current debt obligations.  We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facilities and from our internal cash generating capabilities to adequately manage our ongoing business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in the first quarter of fiscal 2009.  The adoption of SFAS 157 did not have an impact on our consolidated financial statements. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010.  We are currently evaluating the impact, if any, that an adoption of the deferred provisions of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected assets and liabilities at fair value and provides financial statement presentation and disclosure requirements for the assets and liabilities reported at fair value. The standard was effective for us beginning in the first quarter of fiscal 2009.  We did not elect to measure any additional assets or liabilities at fair value that were not already measured at fair value under existing standards.  Therefore, the adoption of this standard did not have an impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). The provisions indicate that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 was effective for us beginning in the first quarter of fiscal 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”).  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value.  SFAS 141R is effective for annual reporting periods beginning on or after December 15, 2008 and will be effective for us beginning in the first quarter of fiscal 2010 for business combinations occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be effective for us beginning in the third quarter of fiscal 2009.  We do not expect that SFAS 160 will have a material impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends that are paid or unpaid are participating securities and shall be included in the computation of earnings per share based on the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We do not expect that FSP EITF 03-6-1 will have a material impact on our financial statements.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 24, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to meet our growth plan is dependent upon, among other things, our and our franchisees’ ability to:

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

Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

The subprime mortgage crisis, subsequent disruptions to the financial markets, and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. The disruptions in the financial markets may also have an adverse effect on the U.S. and world economy, which may negatively impact consumer spending patterns. There can be no assurance that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets (including rising interest rates and costs for consumers and reduced disposable income), credit availability (for us, our franchisees and our suppliers), increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional winter storms) and other acts of God.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to our consolidated financial statements set forth in Part I of this report.

Item 1A.  RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2008.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2009 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 26, 2008 through July 30, 2008	196	$18.74	—	$59,797
July 31, 2008 through August 27, 2008	183,186	$19.09	—	$59,797
August 28, 2008 through September 24, 2008	6,492	$19.03	—	$59,797
	189,874	$19.09	—

(a)

These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

BRINKER INTERNATIONAL, INC.

Date: October 31, 2008	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2008	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)