Form 10-Q
period 2008-12-24
BRINKER INTERNATIONAL INC
filed 2009-02-02
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2009
Common Stock, $0.10 par value	101,889,318 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 24, 2008	June 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$73,275	$54,714
Accounts receivable	98,671	52,304
Inventories	41,496	35,377
Prepaid expenses and other	106,487	106,183
Income taxes receivable	32,277	—
Deferred income taxes	33,101	71,595
Assets held for sale	—	135,850
Total current assets	385,307	456,023

Property and Equipment at Cost:
Land	207,366	198,554
Buildings and leasehold improvements	1,578,269	1,571,601
Furniture and equipment	635,755	665,271
Construction-in-progress	24,145	35,104
	2,445,535	2,470,530
Less accumulated depreciation and amortization	(979,563)	(940,815)
Net property and equipment	1,465,972	1,529,715

Other Assets:
Goodwill	137,907	140,371
Deferred income taxes	58,191	23,160
Other	52,274	43,853
Total other assets	248,372	207,384
Total assets	$2,099,651	$2,193,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$91,703	$1,973
Accounts payable	122,847	168,619
Accrued liabilities	370,314	331,878
Income taxes payable	—	5,946
Liabilities associated with assets held for sale	7,875	18,408
Total current liabilities	592,739	526,824

Long-term debt, less current installments	748,223	901,604
Other liabilities	178,645	169,605

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock - 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 101,841,153 shares outstanding at December 24, 2008, and 176,246,649 shares issued and 101,316,461 shares outstanding at June 25, 2008	17,625	17,625
Additional paid-in capital	460,389	464,666
Accumulated other comprehensive loss	(2,616)	(168)
Retained earnings	1,780,108	1,800,300
	2,255,506	2,282,423
Less treasury stock, at cost (74,405,496 shares at December 24, 2008 and 74,930,188 shares at June 25, 2008)	(1,675,462)	(1,687,334)
Total shareholders’ equity	580,044	595,089
Total liabilities and shareholders’ equity	$2,099,651	$2,193,122

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2008	December 26, 2007	December 24, 2008	December 26, 2007

Revenues	$949,425	$1,029,785	$1,933,832	$2,084,471

Operating Costs and Expenses:
Cost of sales	268,001	291,339	546,968	583,077
Restaurant expenses	550,696	584,567	1,129,823	1,186,445
Depreciation and amortization	40,647	39,089	81,803	83,996
General and administrative	39,088	41,396	78,852	84,447
Other gains and charges	85,149	(16,343)	90,102	(7,752)
Total operating costs and expenses	983,581	940,048	1,927,548	1,930,213

Operating income (loss)	(34,156)	89,737	6,284	154,258

Interest expense	10,535	12,476	19,992	25,391
Other, net	(193)	(845)	(1,565)	(2,102)

Income (loss) before tax expense (benefit)	(44,498)	78,106	(12,143)	130,969

Income tax expense (benefit)	(22,734)	23,626	(14,160)	38,889

Net income (loss)	$(21,764)	$54,480	$2,017	$92,080

Basic net income (loss) per share	$(0.21)	$0.53	$0.02	$0.88

Diluted net income (loss) per share	$(0.21)	$0.52	$0.02	$0.86

Basic weighted average shares outstanding	101,841	103,498	101,735	104,981

Diluted weighted average shares outstanding	101,841	105,339	102,520	107,247

Cash dividends per share	$0.11	$0.11	$0.22	$0.20

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Week Periods Ended_
	December 24, 2008	December 26, 2007

Cash Flows from Operating Activities:
Net income	$2,017	$92,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,803	83,996
Restructure charges and other impairments	50,732	21,482
Loss (gain) on sale of assets	39,692	(29,234)
Stock-based compensation	9,152	6,989
Deferred income taxes	3,463	(14,052)
Earnings on equity investments	(489)	—
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(47,437)	(39,709)
Inventories	(6,665)	(33)
Prepaid expenses and other	4,880	5,230
Other assets	478	(663)
Accounts payable	(40,393)	25,577
Accrued liabilities	28,470	55,022
Income taxes payable	(38,384)	30,113
Other liabilities	7,499	4,268

Net cash provided by operating activities	94,818	241,066

Cash Flows from Investing Activities:
Payments for property and equipment	(59,597)	(159,217)
Proceeds from sale of assets	89,026	123,511
Investment in equity method investee	(8,171)	(6,425)
Increase in restricted cash	(4,700)	—

Net cash provided by (used in) investing activities	16,558	(42,131)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	399,287
Net payments on credit facilities	(68,000)	(341,686)
Payments of dividends	(22,906)	(20,637)
Purchases of treasury stock	(3,631)	(240,744)
Payments on long-term debt	(592)	(531)
Proceeds from issuances of treasury stock	2,074	2,469
Excess tax benefits from stock-based compensation	240	259

Net cash used in financing activities	(92,815)	(201,583)

Net change in cash and cash equivalents	18,561	(2,648)
Cash and cash equivalents at beginning of period	54,714	84,823

Cash and cash equivalents at end of period	$73,275	$82,175

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 24, 2008 and June 25, 2008 and for the thirteen week and twenty-six week periods ended December 24, 2008 and December 26, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. We also hold a minority investment in Romano’s Macaroni Grill (“Macaroni Grill”) after completion of the sale of a majority interest in the brand to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008. See Note 4 for additional disclosures.

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

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 9.2 million stock options and restricted share awards outstanding at December 24, 2008 and 2.3 million stock options and restricted share awards outstanding at December 26, 2007 that were not included in the dilutive earnings (loss) per share calculation because the effect would have been antidilutive.

3.     OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	December 24, 2008	December 26, 2007	December 24, 2008	December 26, 2007
Restaurant closures and impairments	$45,701	$11,420	$48,126	$12,242
Charges related to the sale of Macaroni Grill	43,254	1,902	44,548	9,671
Gains on the sale of assets, net	(3,562)	(29,234)	(3,814)	(29,234)
Other gains and charges, net	(244)	(431)	1,242	(431)
	$85,149	$(16,343)	$90,102	$(7,752)

In the second quarter of fiscal 2009, we recorded a $45.7 million charge primarily related to long-lived asset impairments of $44.2 million resulting from the decision to close or decline lease renewals for 35 underperforming restaurants.  The decision to close the restaurants and decline lease renewals was based on a comprehensive analysis that examined restaurants not performing at required levels of return.  In December 2008, we completed the sale of a majority interest in Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. See Note 4 for additional disclosures. We also recorded gains of $3.6 million related to the sale of nine restaurants to a franchisee and land sales.

In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

During the second quarter of fiscal 2008, we recorded a $29.2 million gain on the sale of 76 company-owned Chili’s restaurants to ERJ Dining IV LLC. The sale was completed in November 2007. We also recorded $11.4 million in charges primarily related to long-lived asset impairments. The charges include a $5.5 million impairment related to two restaurants which were impaired based on an analysis of projected operating performance and operating cash flows as well as a $4.0 million asset impairment charge associated with restaurant closures. Also included is a $1.0 million charge related to the decrease in estimated sales value of land associated with previously closed restaurants.  Additionally, we recorded a $1.9 million charge for expenses associated with the sale of Macaroni Grill during the second quarter of fiscal 2008.

In the first quarter of fiscal 2008, other gains and charges consisted primarily of a $9.2 million impairment charge to write-down the net assets of certain Macaroni Grill restaurants to their fair value less costs to sell to a franchisee.

4.     SALE OF MACARONI GRILL

In August 2008, we entered into an agreement with Mac Acquisition for the sale of a majority interest in Macaroni Grill. The assets and liabilities associated with these restaurants were classified as held for sale in the consolidated balance sheet for the fiscal year ended June 25, 2008. The sale was completed on December 18, 2008. We received cash proceeds of approximately $88.0 million and recorded a loss of $43.3 million in other gains and charges in the consolidated statements of income. The net assets sold totaled approximately $110 million and consisted primarily of property and equipment of $105 million. Assets previously held for sale of $19.5 million were retained by us and included in property, plant and equipment as of December 24, 2008.  The land and buildings related to these locations were leased to Mac Acquisition as part of the sale agreement. Liabilities associated with assets held for sale at

December 24, 2008 totaled approximately $7.9 million and consisted primarily of remaining transaction costs from the sale of Macaroni Grill which are expected to be paid in the third quarter of fiscal 2009.

On December 18, 2008, we contributed $6.0 million to Mac Acquisition for a 19.9% ownership interest in the new entity. We account for the investment under the equity method of accounting and record our share of the net income or loss from the investee within operating income since the operations of Macaroni Grill are similar to our ongoing operations. This amount has been included in restaurant expense in our consolidated statements of income due to the immaterial nature. In accordance with the reporting provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of Macaroni Grill in continuing operations for fiscal 2009 and prior years as we will have continuing involvement in the ongoing operations of Macaroni Grill.

As part of the sale, we entered into an agreement with Mac Acquisition whereby we have provided a three-year $10.0 million unsecured standby letter of credit. Certain conditions must be met in order for Mac Acquisition to draw upon the letter of credit. No amount was outstanding as of December 24, 2008. We will also provide corporate support services for the new entity for one year with an option for one additional year.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 24, 2008	June 25, 2008

Term loan	$400,000	$400,000
Revolving credit facility	90,000	—
Uncommitted credit facilities	—	158,000
5.75% notes	299,149	299,070
Capital lease obligations	50,777	46,507
	839,926	903,577
Less current installments	(91,703)	(1,973)
	$748,223	$901,604

As of June 25, 2008, we had credit facilities aggregating $550 million, consisting of a revolving credit facility of $300 million and uncommitted credit facilities of $250 million.  During the second quarter of fiscal 2009, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook.  However, Moody’s downgraded our corporate family rating to Ba1 (non-investment grade) and our senior unsecured note rating to Ba2 (non-investment grade) with a stable outlook.  As a result of our split rating, our borrowing costs will increase due to increased spreads over LIBOR on our term loan (LIBOR plus 0.95%) and revolving credit facility (LIBOR plus 1.25%). Additionally, under the terms and conditions of our uncommitted credit facility agreements, we have to maintain an investment grade rating with both S&P and Moody’s in order to utilize the credit facilities. Therefore, our uncommitted credit facilities totaling $250 million are no longer available. We manage total borrowings under all of our credit facilities to never exceed total capacity under the revolving credit facility. As a result, outstanding balances on the uncommitted credit facilities were repaid with funds drawn on the revolving credit facility. As of December 24, 2008, we have $90 million outstanding and $210 million available to us under our revolving credit facility.  Subsequent to December 24, 2008, we paid down the outstanding balance on the revolving credit facility by approximately $20 million.

Our revolving credit facility expires in October 2009.  As a result, the $90 million outstanding under this facility has been classified as current in our consolidated balance sheet as of December 24, 2008. We are in the final stages of renewing this credit facility for a three-year term with a syndicate of banks and, based on the levels of commitment provided in discussions to date with lenders, we expect to complete the transaction in February 2009.  Under the new revolving credit facility, the spreads over LIBOR will increase due to market conditions as well as a change in our credit rating. Due to the divestiture of Macaroni Grill, the reduction in new company-owned restaurant development and our focus on debt repayment, we anticipate that our future borrowing needs will be reduced and, therefore, we have elected to reduce the size of the revolving credit facility to a level that still provides us with adequate liquidity.

6.     SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  As of December 24, 2008, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first two quarters of fiscal 2009. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We have currently placed a moratorium on share repurchases but, in the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first two quarters of fiscal 2009, approximately 642,000 restricted share awards vested with a fair value of $12.3 million.  Approximately 190,000 of these shares were repurchased from employees upon vesting for $3.6 million to satisfy minimum tax withholding obligations.  Repurchased common stock is reflected as a reduction of shareholders’ equity.  We paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders in December 2008 and a total of $22.9 million, or $0.22 per share, to common stock shareholders year-to-date.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first two quarters of fiscal 2009 and 2008 are as follows (in thousands):

	December 24, 2008	December 26, 2007

Income taxes, net of refunds	$19,306	$20,079
Interest, net of amounts capitalized	15,370	28,043

Non-cash investing for the first two quarters of fiscal 2009 and 2008 are as follows (in thousands):

	December 24, 2008	December 26, 2007

Retirement of fully depreciated assets	$43,951	$21,070

8.     CONTINGENCIES

As of December 24, 2008, we remain secondarily liable for lease payments totaling $228.9 million as a result of the sale of a majority interest in Macaroni Grill and the sale of other brands and restaurants to franchisees in previous periods. This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2009 through fiscal 2023.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 24, 2008.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks.  The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006.  On July 22, 2008, the California Court of Appeal decertified the class action on all claims with prejudice. On October 22, 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal.  We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2008	December 26, 2007	December 24, 2008	December 26, 2007

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.2%	28.3%	28.3%	28.0%
Restaurant expenses	58.0%	56.8%	58.4%	56.9%
Depreciation and amortization	4.3%	3.8%	4.2%	4.0%
General and administrative	4.1%	4.0%	4.1%	4.1%
Other gains and charges	9.0%	(1.6)%	4.7%	(0.4)%
Total operating costs and expenses	103.6%	91.3%	99.7%	92.6%

Operating income (loss)	(3.6)%	8.7%	0.3%	7.4%

Interest expense	1.1%	1.2%	1.0%	1.2%
Other, net	0.0%	(0.1)%	(0.1)%	(0.1)%

Income (loss) before tax expense (benefit)	(4.7)%	7.6%	(0.6)%	6.3%

Income tax expense (benefit)	(2.4)%	2.3%	(0.7)%	1.9%

Net income (loss)	(2.3)%	5.3%	0.1%	4.4%

The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2009 (excluding Macaroni Grill).

	Second Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Second Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2009	2008	2009	2008	2009
Chili’s:
Company-owned	0	14	7	28	885	865	9
Domestic Franchised	10	11	20	16	427	395	25-30
Total	10	25	27	44	1,312	1,260	34-39

On The Border:
Company-owned	0	3	0	5	129	137	0
Domestic Franchised	2	1	5	3	31	29	6-8
Total	2	4	5	8	160	166	6-8

Maggiano’s	1	0	1	0	43	41	2

International:(a)
Company-owned	1	1	2	1	7	5	2
Franchised	13	15	23	19	182	155	34-39
Total	14	16	25	20	189	160	36-41

Grand Total (b)	27	45	58	72	1,704	1,627	78-90

a)              At the end of the second quarter of fiscal year 2009, international company-owned restaurants by brand included six Chili’s and one Maggiano’s. International franchise restaurants by brand included 177 Chili’s and five On The Border’s.

b)             As of December 24, 2008, we continue to own two Macaroni Grill restaurants which have been excluded from the total restaurants.  Per terms of the sale to Mac Acquisition, we have a limited period of time to close the restaurants or change to an existing Brinker brand.

At December 24, 2008, we owned the land and buildings for 228 of the 1,064 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $180.6 million and $186.1 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 24, 2008 and December 26, 2007, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands.  At December 24, 2008, we owned, operated, or franchised 1,704 restaurants.  We also hold a minority investment in Romano’s Macaroni Grill (“Macaroni Grill”) after completion of the sale of a majority interest in the brand to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008. We will also provide corporate support services for the new entity for one year with an option for one additional year.  We will account for our interest in the ongoing operations of the brand through an equity method investment.

Our second quarter of fiscal 2009 was marked by many of the same challenges we faced in the first three months of the fiscal year.  External factors such as the volatile financial market, rising unemployment and the housing crisis continued to put significant pressure on consumer spending in the U.S and overseas.  The holiday season brought little relief as consumers remained cautious about discretionary spending.  As a result, our traffic trends indicated the guests’ choice to limit restaurant dining occasions or scale back on check totals during their visits.  We also experienced a decline in our gift card sales of approximately 15% compared to the prior year which will negatively impact third quarter revenue when the majority of these cards are expected to be redeemed.

Despite these challenging times, we are still committed to our long term strategies and initiatives centered around our five areas of focus - hospitality; food and beverage excellence; restaurant atmosphere; pace and convenience; and international expansion.  These strategic priorities are designed to strengthen Brinker brands and build on the long-term health of the company by engaging and delighting our guests, differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.  However, we will monitor the results closely as well as the current business environment in order to pace the implementation of our initiatives appropriately.

We strongly believe investments in these five strategic priorities will strengthen our brands and allow us to emerge from these tough economic times in a better competitive position to deliver profitable growth over the long term for our shareholders.   For example, with growing economic pressures in the United States, international expansion allows further diversification of our portfolio, enabling Brinker to build strength in a variety of markets and economic conditions.  Our growth will be driven by cultivating relationships with equity investors, joint venture partners and franchisees.  Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments flow through to the bottom line.  Another top area of focus remains creating a culture of hospitality that will differentiate Brinker brands from all others in the industry.  Through our investments in team member training and guest measurement programs, we are gaining significant traction in this area and providing guests a reason to make Brinker brands their preferred choice when dining out.  We also believe that the unique and craveable food and beverages as well as the new flavors and offerings we continue to create at each of our brands, the warm, welcoming and revitalized atmospheres, and technologies and process improvements related to pace and convenience will give customers new reasons to dine with us more often.

This difficult operating environment highlights the need to be disciplined with our capital allocation and maintain the health of our balance sheet in order to provide a stable financial base to weather these uncertain times.  Generating strong cash flows has long been a hallmark of Brinker and in the second quarter we have taken further steps to shore up our cash flows to provide the necessary flexibility to address current challenges and help drive the business forward.  In the second quarter, we completed an annual evaluation of our restaurant base which led to the decision to close 35 underperforming restaurants.  We also made the decision to further reduce our fiscal 2009 capital expenditures by $30 million, eliminate virtually all company-owned restaurant development in fiscal 2010 and place a moratorium on all share repurchase activity.  This financial discipline designed to improve free cash flow combined with the Macaroni Grill proceeds will allow us to reduce our debt levels and survive in the current economic environment.

The casual dining industry is a highly competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs.  Our top priority remains increasing profitable traffic over time.  We believe that this focus, combined with discipline around the use of capital and efficient management of operating expenses, will enable Brinker to emerge from the current economic recession as an industry leader.  Despite the disappointing results for the first half of fiscal 2009 and an uncertain outlook for the remainder of fiscal 2009, we remain confident in the financial health of our company, the long-term prospects of the industry as well as in our ability to perform effectively in an extremely competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the second quarter of fiscal 2009 decreased to $949.4 million, a 7.8% decrease from the $1,029.8 million generated for the same quarter of fiscal 2008. Revenues for the twenty-six week period ended December 24, 2008 were $1,933.8 million, a 7.2% decrease from the $2,084.5 million generated for the same period in fiscal 2008. The decrease in revenue was primarily attributable to a decrease in comparable restaurant sales across all brands as well as net declines in capacity at company-owned restaurants primarily due to 47 restaurant closures and the sale of 198 restaurants since the second quarter of fiscal 2008 as well as the sale of 76 restaurants during the second quarter of fiscal 2008.

	Thirteen Week Period Ended December 24, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(5.4)%	2.9%	(1.7)%	(3.3)%

Chili’s	(4.2)%	3.3%	(1.7)%	0.1%

On The Border	(3.7)%	2.6%	(1.5)%	(3.5)%

Maggiano’s	(6.9)%	1.6%	(2.3)%	3.6%

Macaroni Grill	(10.6)%	2.7%	(1.0)%	(18.1)%

	Thirteen Week Period Ended December 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(2.4)%	2.7%	0.5%	(3.0)%

Chili’s	(2.4)%	2.8%	0.9%	(4.6)%

On The Border	(4.3)%	2.2%	0.1%	6.8%

Maggiano’s	1.7%	3.1%	(2.7)%	6.6%

Macaroni Grill	(4.0)%	2.2%	1.4%	(3.4)%

	Twenty-Six Week Period Ended December 24, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(4.7)%	3.1%	(1.4)%	(3.7)%

Chili’s	(3.6)%	3.3%	(1.2)%	(1.7)%

On The Border	(3.5)%	3.5%	(1.2)%	(1.5)%

Maggiano’s	(5.3)%	2.0%	(2.3)%	3.0%

Macaroni Grill	(9.8)%	2.8%	(1.1)%	(14.6)%

	Twenty-Six Week Period Ended December 26, 2007
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(1.7)%	2.3%	0.7%	(0.7)%

Chili’s	(1.0)%	2.5%	1.1%	(1.5)%

On The Border	(4.8)%	1.7%	(0.4)%	7.3%

Maggiano’s	1.2%	2.6%	(2.3)%	8.1%

Macaroni Grill	(4.5)%	2.2%	1.1%	(3.0)%

Comparable restaurant sales for the second quarter of fiscal 2009 decreased 5.4% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic and unfavorable product mix shifts at all brands. These decreases were partially offset by an increase in menu prices at all brands.

Our capacity decreased 3.3% for the second quarter of fiscal 2009 (as measured by average-weighted sales weeks) compared to the respective prior year period. The reduction in capacity is primarily due to the sale of 198 restaurants and 47 restaurant closures since the second quarter of fiscal 2008 as well as the sale of 76 restaurants during the second quarter of fiscal 2008, partially offset by the development of new company-owned restaurants. Including the impact of restaurant sales to franchisees, we experienced a net decrease of 199 company-owned restaurants since December 26, 2007. Excluding the impact of the sale of Macaroni Grill, the capacity decline was 0.3%.

Royalty revenues from franchisees increased approximately 9.7% to $15.8 million in the second quarter of fiscal 2009 compared to $14.4 million in the prior year. For the year-to-date period, royalty revenues from franchisees increased 19.6% to $32.4 million compared to $27.1 million in fiscal 2008.  Excluding the impact of the sale of Macaroni Grill, the increase is primarily due to the net addition of 61 franchise restaurants since December 26, 2007. Franchise and development fee revenues decreased to approximately $1.3 million for the second quarter of fiscal 2009 and $1.7 million for the year-to-date as compared to $6.5 million and $7.9 million in the respective prior year periods, primarily due to the sale of 76 restaurants to a franchisee in the prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 28.2% for the second quarter of fiscal 2009 from 28.3% in the prior year.  Cost of sales was positively impacted in the current quarter by favorable menu price increases, partially offset by unfavorable commodity price changes primarily in chicken, produce and oils and sauces.   Cost of sales, as a percent of revenues, increased to 28.3% for the year-to-date period from 28.0% in the prior year. Cost of sales was negatively impacted by unfavorable commodity prices primarily in beef, ribs, chicken and produce, partially offset by favorable menu price changes and product mix shifts.

Restaurant expenses, as a percent of revenues, increased to 58.0% for the second quarter of fiscal 2009 as compared to 56.8% in the same period of the prior year. Restaurant expenses, as a percent of revenues increased to 58.4% for the year-to-date period from 56.9% in the prior year. The increase was primarily driven by sales deleverage on fixed costs and increased utility and labor expenses. These increases were partially offset by lower pre-opening expenses since the same quarter of last year due to fewer restaurant openings.

Depreciation and amortization increased $1.6 million for the second quarter as compared to the same period of the prior year primarily due to additional depreciation on new restaurants and remodel investments, partially offset by restaurant closures. Depreciation and amortization decreased $2.2 million for the year-to-date period of fiscal 2009 compared to the same period of the prior year primarily driven by restaurant closures, the classification of Macaroni Grill as held for sale and assets which became fully depreciated, partially offset by an increase in depreciation due to the addition of new restaurants and remodel investments.

General and administrative expenses decreased $2.3 million, or 5.6%, for the second quarter of fiscal 2009 as compared to the same period of fiscal 2008. General and administrative expenses decreased $5.6 million, or 6.6%, for the year-to-date period of fiscal 2009 as compared to the same period of fiscal 2008. The decreases were primarily due to reduced salary expenses and overall cost management in light of the difficult environment.

Other gains and charges consist of net charges of $85.1 million and $90.1 million for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to net gains of $16.3 million and $7.8 million for the second quarter and year-to-date periods of fiscal 2008, respectively. Other gains and charges in fiscal 2009 include a $45.7 million charge primarily related to long-lived asset impairments of $44.2 million resulting from the decision to close or decline lease renewals for 35 underperforming restaurants based on a comprehensive analysis that examined restaurants not performing at required levels of return.  In December 2008, we completed the sale of a majority interest in Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. We also recorded gains of $3.6 million related to the sale of nine restaurants to a franchisee and land sales during the quarter.  In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill. Other gains and charges in the second quarter of fiscal 2008 include a $29.2 million gain related to the sale of 76 Chili’s restaurants to a franchisee, partially offset by an $11.4 million charge related to restaurant closures and impairments and a $1.9 million charge for expenses associated with the sale of Macaroni Grill. Additionally, in the first quarter of fiscal 2008, we incurred a $9.2 million impairment charge to write-down the net assets of certain Macaroni Grill restaurants to their fair value less costs to sell to a franchisee.

Interest expense was $10.5 million for the second quarter of fiscal 2009 and $20.0 million for the year-to-date period of fiscal 2009 compared to $12.5 million for the second quarter and $25.4 million for the year-to-date period of the prior year.  The decrease in interest expense is primarily due to lower interest rates and lower average borrowing balances in fiscal 2009.

INCOME TAXES

The effective income tax rate decreased to a benefit of 51.1% and 116.6% for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to an expense of 30.2% and 29.7% for the second quarter and year-to-date periods of fiscal 2008. The change in the tax rate was primarily due to the loss on the sale of Macaroni Grill and charges for long-lived asset impairments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate solid cash flows from operations to continue into the future.  Net cash provided by operating activities for the first two quarters of fiscal 2009 decreased to approximately $94.8 million compared to $241.1 million for the first two quarters in the prior year primarily due to a decline in operating profitability, a reduction in gift card sales and the timing of income tax payments as well as operational payments and receipts.

Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure and ongoing remodel investments.  Capital expenditures were $59.6 million for the first two quarters of fiscal 2009 compared to $159.2 million for the same period of fiscal 2008. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurants developed in the first two quarters of fiscal 2009 compared to the same period of prior year. We estimate that our capital expenditures during fiscal 2009, excluding Macaroni Grill, will be approximately $110 million and will be funded entirely by cash from operations.

Excluding the impact of assets held for sale, the working capital deficit increased to $199.6 million at December 24, 2008 from $188.2 million at June 25, 2008 primarily due to the reclassification of $90 million of long-term debt to current liabilities, partially offset by an increase in third party gift card receivables due to sales during the holiday season and timing of operational payments and receipts.

We paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders in December 2008 and a total of $22.9 million, or $0.22 per share, to common stock shareholders year-to-date. We plan to keep future quarterly dividend payouts stable at $0.11 per share.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of December 24, 2008, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first two quarters of fiscal 2009. We have currently placed a moratorium on share repurchases but, in the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first two quarters of fiscal 2009, approximately 642,000 restricted share awards vested with a fair value of $12.3 million.  Approximately 190,000 of these shares were repurchased from employees upon vesting for $3.6 million to satisfy minimum tax withholding obligations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

During the second quarter of fiscal 2009, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook.  However, Moody’s downgraded our corporate family rating to Ba1 (non-investment grade) and our senior unsecured note rating to Ba2 (non-investment grade) with a stable outlook.  As a result of our split rating, our borrowing costs will increase due to increased spreads over LIBOR on our term loan (LIBOR plus 0.95%) and revolving credit facility (LIBOR plus 1.25%). Additionally, under the terms and conditions of our uncommitted credit facility agreements, we have to maintain an investment grade rating with both S&P and Moody’s in order to utilize the credit facilities. Therefore, our uncommitted credit facilities totaling $250 million are no longer available. We manage total borrowings under all of our credit facilities to never exceed total capacity under the revolving credit facility. As a result, outstanding balances on the uncommitted credit facilities were repaid with funds drawn on the revolving credit facility. As of December 24, 2008, we have $90 million outstanding and $210 million available to us under our revolving credit facility. Subsequent to December 24, 2008, we paid down the outstanding balance on the revolving credit facility by approximately $20 million.

Our revolving credit facility of $300 million expires in October 2009.  As a result, the $90 million outstanding under this facility has been classified as current in our consolidated balance sheet as of December 24, 2008. We are in the final stages of renewing this credit facility for a three-year term with a syndicate of banks and, based on the levels of commitment provided in discussions to date with lenders, we expect to complete the transaction in February 2009.  Under the new revolving credit facility, the spreads over LIBOR will increase due to market conditions as well as a change in our credit rating. Due to the divestiture of Macaroni Grill, the reduction in new company-owned restaurant development and our focus on debt repayment, we anticipate that our future borrowing needs will be reduced and, therefore, we have elected to reduce the size of the revolving credit facility to a level that still provides us with adequate liquidity. As of December 24, 2008, we are in compliance with all financial debt covenants.

Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.  To accomplish this goal, we used cash proceeds from the sale of Macaroni Grill as well as free cash flow to pay down our credit facilities by $60 million in the second quarter, leaving the remainder of the Macaroni Grill cash proceeds to fund our short term working capital needs.  We currently plan to continue utilizing available free cash flow to pay down debt in fiscal 2009 and 2010. We have also reduced capital expenditures for fiscal 2009, eliminated virtually all company-owned restaurant development in fiscal 2010 and placed a moratorium on all share repurchase activity to ensure we maintain adequate cash flow to meet our current obligations and continue to pay down debt.

We believe that our various sources of capital, including cash flow from operating activities and availability under our existing and future credit facility are adequate to finance operations as well as the repayment of current debt obligations.  We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in first quarter fiscal 2009.  The adoption of SFAS 157 did not have an impact on our consolidated financial statements. For nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010.  We are currently evaluating the impact, if any, that an adoption of the deferred provisions of this statement will have on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 24, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties.  We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2008 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.  We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

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

The risks related to our business include:

•	The affect of competition on our operations and financial results.

•	The general decrease in sales volumes during winter months.

•	The affect of potential changes in governmental regulation on our ability to open new restaurants and to maintain our existing and future operations.

•	The risk inflation may increase our operating expenses.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	If we are unable to meet our growth plan, our profitability in the future may be adversely affected.

•	Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

•	Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operation.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

•	Identification of material weakness in internal control may adversely affect our financial results.

•

Other risk factors may adversely affect our financial performance, including, pricing, consumer spending and consumer confidence, changes in economic conditions and financial and credit markets, credit availability, increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, health epidemics or pandemics or the prospects of these events, consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather and other acts of God.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to our consolidated financial statements set forth in Part I of this report.

Item 1A. RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2008, except the addition of the following risk factors to read in their entirety as follows:

“Disruptions in the financial markets may adversely impact the availability and  cost of credit and consumer spending patterns.”

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

“Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.”

We perform our annual goodwill impairment test in the second quarter of each fiscal year in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value.  It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill.  If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

The above risks and other risks described in this report and our other filings with the SEC could have a material impact on our business, financial condition or results of operations.  It is not possible to predict or identify all risk factors.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our operations.  Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2009 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 25, 2008 through October 29, 2008	189	$14.87	—	$59,797
October 30, 2008 through November 26, 2008	120	$17.42	—	$59,797
November 27, 2008 through December 24, 2008	149	$6.91	—	$59,797
	458	$12.95	—

(a)

These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Proxy Statement dated September 11, 2008 for the Annual Meeting of Shareholders held on October 30, 2008, as filed with the Securities and Exchange Commission on September 11, 2008, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on October 30, 2008.

(b)

Each of the management’s nominees, as described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Number of Shares Voted
	For	Withheld

Douglas H. Brooks	90,371,445	6,270,556
Harriet Edelman	95,300,467	1,341,534
Marvin J. Girouard	94,839,930	1,802,071
Ronald Kirk	90,404,627	6,237,374
John W. Mims	94,864,025	1,777,977
George R. Mrkonic	94,862,369	1,779,633
Erle Nye	95,296,500	1,345,502
James E. Oesterreicher	90,008,913	6,633,088
Rosendo G. Parra	94,863,379	1,778,623
Cece Smith	95,305,756	1,336,245

(c)	The following matter was also voted upon at the meeting and approved by the shareholders:

(i)	proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2009

For	Against	Abstain
91,215,133	5,369,034	57,834

(d)	The following matter was also voted upon at the meeting and approved by the shareholders:

(i)	proposal to approve an Amendment to the Company’s Stock Option and Incentive Plan

For	Against	Abstain
72,667,595	16,557,115	95,173

(e)	The following matter was also voted upon at the meeting and rejected by the shareholders:

(i)	shareholder proposal submitted by PETA

For	Against	Abstain
1,850,396	62,092,974	25,371,213

Item 6.  EXHIBITS

10(a)	Stock Option and Incentive Plan, filed as Appendix A to the Proxy Statement of Registrant dated September 11, 2008, and incorporated by reference herein.

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: February 2, 2009	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2009	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)