Form 10-Q
period 2009-03-25
BRINKER INTERNATIONAL INC
filed 2009-05-04
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009
Common Stock, $0.10 par value	102,122,568

BRINKER INTERNATIONAL, INC.

PART I.         FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 25, 2009	June 25, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,727	$54,714
Accounts receivable	43,687	52,304
Inventories	44,736	35,377
Prepaid expenses and other	104,523	106,183
Income taxes receivable	30,005	—
Deferred income taxes	28,635	71,595
Assets held for sale	—	135,850
Total current assets	318,313	456,023

Property and Equipment at Cost:
Land	206,389	198,554
Buildings and leasehold improvements	1,586,857	1,571,601
Furniture and equipment	641,221	665,271
Construction-in-progress	24,864	35,104
	2,459,331	2,470,530
Less accumulated depreciation and amortization	(1,017,032)	(940,815)
Net property and equipment	1,442,299	1,529,715

Other Assets:
Goodwill	137,841	140,371
Deferred income taxes	51,036	23,160
Other	53,314	43,853
Total other assets	242,191	207,384
Total assets	$2,002,803	$2,193,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,754	$1,973
Accounts payable	131,606	168,619
Accrued liabilities	310,864	331,878
Income taxes payable	—	5,946
Liabilities associated with assets held for sale	—	18,408
Total current liabilities	444,224	526,824

Long-term debt, less current installments	778,546	901,604
Other liabilities	172,540	169,605

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock — 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 101,884,284 shares outstanding at March 25, 2009, and 176,246,649 shares issued and 101,316,461 shares outstanding at June 25, 2008	17,625	17,625
Additional paid-in capital	463,640	464,666
Accumulated other comprehensive loss	(2,866)	(168)
Retained earnings	1,803,496	1,800,300
	2,281,895	2,282,423
Less treasury stock, at cost (74,362,365 shares at March 25, 2009 and 74,930,188 shares at June 25, 2008)	(1,674,402)	(1,687,334)
Total shareholders’ equity	607,493	595,089
Total liabilities and shareholders’ equity	$2,002,803	$2,193,122

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 25,	March 26,	March 25,	March 26,
	2009	2008	2009	2008

Revenues	$857,378	$1,077,183	$2,791,210	$3,161,654

Operating Costs and Expenses:
Cost of sales	238,946	311,152	785,914	894,229
Restaurant expenses	468,238	611,901	1,598,061	1,798,346
Depreciation and amortization	39,858	39,958	121,661	123,954
General and administrative	36,664	41,663	115,516	126,110
Other gains and charges	17,862	133,235	107,964	125,483
Total operating costs and expenses	801,568	1,137,909	2,729,116	3,068,122

Operating income (loss)	55,810	(60,726)	62,094	93,532

Interest expense	7,452	10,800	27,444	36,191
Other, net	(852)	(1,368)	(2,417)	(3,470)

Income (loss) before income tax expense (benefit)	49,210	(70,158)	37,067	60,811

Income tax expense (benefit)	14,207	(31,340)	47	7,549

Net income (loss)	$35,003	$(38,818)	$37,020	$53,262

Basic net income (loss) per share	$0.34	$(0.38)	$0.36	$0.51

Diluted net income (loss) per share	$0.34	$(0.38)	$0.36	$0.50

Basic weighted average shares outstanding	101,882	101,175	101,784	103,713

Diluted weighted average shares outstanding	102,752	102,377	102,598	105,624

Cash dividends per share	$0.11	$0.11	$0.33	$0.31

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Week Periods Ended
	March 25,	March 26,
	2009	2008

Cash Flows from Operating Activities:
Net income	$37,020	$53,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,661	123,954
Restructure charges and other impairments	63,693	148,097
Loss (gain) on sale of assets	39,692	(29,234)
Stock-based compensation	14,254	12,443
Deferred income taxes	14,866	(29,148)
(Earnings) loss on equity investments	(771)	324
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	7,036	9,438
Inventories	(10,414)	(6,083)
Prepaid expenses and other	5,124	4,307
Other assets	2,091	(156)
Accounts payable	(31,634)	35,439
Accrued liabilities	(45,887)	(2,946)
Income taxes payable	(36,127)	(29,590)
Other liabilities	3,870	6,689

Net cash provided by operating activities	184,474	296,796

Cash Flows from Investing Activities:
Payments for property and equipment	(74,604)	(223,105)
Proceeds from sale of assets	81,151	123,511
Investment in equity method investee	(8,171)	(6,425)
Increase in restricted cash	(4,752)	—

Net cash used in investing activities	(6,376)	(106,019)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	399,287
Net payments on credit facilities	(129,812)	(314,786)
Payments of dividends	(34,119)	(31,768)
Purchases of treasury stock	(3,711)	(240,783)
Payments on long-term debt	(815)	(797)
Proceeds from issuances of treasury stock	2,117	2,724
Excess tax benefits from stock-based compensation	255	302

Net cash used in financing activities	(166,085)	(185,821)

Net change in cash and cash equivalents	12,013	4,956
Cash and cash equivalents at beginning of period	54,714	84,823
Cash and cash equivalents at end of period	$66,727	$89,779

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 25, 2009 and June 25, 2008 and for the thirteen week and thirty-nine week periods ended March 25, 2009 and March 26, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. We also hold a minority investment in Romano’s Macaroni Grill (“Macaroni Grill”) after completion of the sale of a majority interest in the brand to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008. See Note 4 for additional disclosures.

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

2.              EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 8.3 million stock options and restricted share awards outstanding at March 25, 2009 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.  Due to the net loss in the third quarter of fiscal 2008, diluted loss per share is calculated using the basic weighted average number of shares. Using the actual diluted weighted average shares would result in anti-dilution of earnings per share.  As a result, all 9.4 million of stock options and restricted share awards outstanding at March 26, 2008 were excluded from the diluted loss per share calculation.

3.              OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 25,	March 26,	March 25,	March 26,
	2009	2008	2009	2008
Restaurant closures and impairments	$11,619	$39,574	$59,745	$51,816
Charges related to the sale of Macaroni Grill	—	74,192	44,548	83,863
Development-related costs	—	12,515	—	12,515
Gains on the sale of assets, net	—	—	(3,814)	(29,234)
Severance and other benefits	5,441	7,035	5,441	7,035
Other gains and charges, net	802	(81)	2,044	(512)
	$17,862	$133,235	$107,964	$125,483

In the third quarter of fiscal 2009, we recorded $10.2 million in lease termination charges primarily related to the closure of the underperforming restaurants announced in the second quarter of fiscal 2009. During the quarter, we also made some organizational changes designed to streamline decision making and maximize our leadership talent while achieving better operational efficiencies across our brands. As a result, we incurred approximately $6.0 million in severance and other benefits and recorded income of $0.6 million related to the forfeiture of stock-based compensation awards resulting from these actions.  Approximately $1.0 million in benefit payments remained to be paid as of March 25, 2009. We also incurred a $1.0 million charge related to the decrease in the estimated sales value of land associated with previously closed restaurants.

In the second quarter of fiscal 2009, we recorded a $45.7 million charge primarily related to long-lived asset impairments of $44.2 million resulting from the decision to close or decline lease renewals for 35 underperforming restaurants.  The decision to close the restaurants and decline lease renewals was based on a comprehensive analysis that examined restaurants not performing at required levels of return.  In December 2008, we completed the sale of a majority interest in Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. See Note 4 for additional disclosures. We also recorded gains of $3.8 million related to the sale of nine restaurants to a franchisee and other land sales.

In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

In the third quarter of fiscal 2008, we recorded a $73.1 million impairment charge to write-down the net assets of Macaroni Grill to their estimated fair value less costs to sell as well as a $1.1 million charge for expenses associated with the sale. See Note 4 for additional disclosures. Additionally, we recorded a $31.9 million charge related to long-lived asset impairments and $7.7 million in lease termination charges due to the decision to close or decline lease renewals for 46 underperforming restaurants based on the restaurants not performing at required levels of return. During the third quarter of fiscal 2008, we also made the decision to reduce future domestic company-owned restaurant development as well as discontinue certain projects that did not align with our strategic goals.  As a result, we incurred $12.5 million in charges related to asset write-offs for sites under development and other discontinued projects.  In addition, we incurred costs of approximately $7.9 million in severance and other benefits and recorded income of $0.9 million related to the forfeiture of stock-based compensation awards resulting from these actions.

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

4.              SALE OF MACARONI GRILL

In August 2008, we entered into an agreement with Mac Acquisition for the sale of a majority interest in Macaroni Grill. The assets and liabilities associated with these restaurants were classified as held for sale in the consolidated balance sheet for the fiscal year ended June 25, 2008. The sale was completed on December 18, 2008. We received cash proceeds of approximately $88.0 million and recorded a loss of $43.3 million in other gains and charges in the consolidated statements of income in the second quarter of fiscal 2009. The net assets sold totaled approximately $110 million and consisted primarily of property and equipment of $105 million. Assets previously held for sale of $21.3 million were retained by us and are included in property, plant and equipment as of March 25, 2009.  The land and buildings related to these locations were leased to Mac Acquisition as part of the sale agreement.

On December 18, 2008, we contributed $6.0 million to Mac Acquisition for an 18.2% ownership interest in the new entity. We account for the investment under the equity method of accounting and record our share of the net income or loss from the investee within operating income since the operations of Macaroni Grill are similar to our ongoing operations. This amount is included in restaurant expense in our consolidated statements of income due to the immaterial nature. In accordance with the reporting provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144),” we have classified the results of Macaroni Grill in continuing operations for fiscal 2009 and prior years as we will have involvement in the ongoing operations of Macaroni Grill.  Subsequent to the end of the third quarter, we received a $6.0 million distribution from Mac Acquisition that represented substantially all of our equity investment.

As part of the sale, we entered into an agreement with Mac Acquisition whereby we have provided a three-year $10.0 million unsecured standby letter of credit. No amount was outstanding as of March 25, 2009 and subsequent to the end of the third quarter, the letter of credit was cancelled. We also provide corporate support services for the new entity for one year following closing with an option for one additional year.

In the third quarter of fiscal 2008, we anticipated declines in the expected performance of the brand due to lower revenues and increased commodity and labor costs. As a result, in accordance with SFAS 144, we recorded an impairment charge of $73.1 million to write-down the net assets of Macaroni Grill to their estimated fair value less costs to sell at March 26, 2008. Our estimate of fair value was based on the best available information including values obtained in recent sales of company-owned restaurants to franchisees and forecasted operating performance of Macaroni Grill.

5.              LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 25, 2009	June 25, 2008

Term loan	$400,000	$400,000
Revolving credit facility	30,700	—
Uncommitted credit facilities	—	158,000
5.75% notes	299,188	299,070
Capital lease obligations	50,412	46,507
	780,300	903,577
Less current installments	(1,754)	(1,973)
	$778,546	$901,604

As of June 25, 2008, we had credit facilities aggregating $550 million, consisting of a revolving credit facility of $300 million and uncommitted credit facilities of $250 million.  In February 2009, we completed the renewal of our revolving credit facility which was set to expire in October 2009.  The new facility was reduced to $215 million, bears interest at LIBOR plus 3.25% and expires in February 2012. The decision to downsize our total borrowing capacity under the new revolving credit facility was a result of the Macaroni Grill divestiture, reduced new company-owned restaurant development and our focus on debt repayment.

During the second quarter of fiscal 2009, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook.  However, Moody’s downgraded our corporate family rating to Ba1 (non-investment grade) and our senior unsecured note rating to Ba2 (non-investment grade) with a stable outlook.  Under the terms and conditions of our uncommitted credit facility agreements, we had to maintain an investment grade rating with both S&P and Moody’s in order to utilize the credit facilities. As a result of our split rating, our uncommitted credit facilities totaling $250 million are no longer available and the spread over LIBOR has increased since year-end on our term loan (LIBOR plus 0.95%).  We manage total borrowings under all of our credit facilities to never exceed total capacity under the revolving credit facility. As a result, outstanding balances on the uncommitted credit facilities were repaid in the second quarter with funds drawn on the revolving credit facility. As of March 25, 2009, we have $184.3 million available to us under our revolving credit facility.

6.              SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases.  As of March 25, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first three quarters of fiscal 2009. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We have currently placed a moratorium on share repurchases but, in the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first three quarters of fiscal 2009, approximately 671,000 restricted share awards vested with a fair value of $12.6 million.  Approximately 199,000 of these shares were repurchased from employees upon vesting for $3.7 million to satisfy minimum tax withholding obligations.  Repurchased common stock is reflected as a reduction of shareholders’ equity.  We paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders in March 2009 and a total of $34.1 million, or $0.33 per share, to common stock shareholders year-to-date.

7.              SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2009 and 2008 are as follows (in thousands):

	March 25, 2009	March 26, 2008

Income taxes, net of refunds	$19,759	$62,760
Interest, net of amounts capitalized	25,925	34,835

Non-cash investing activities for the first three quarters of fiscal 2009 and 2008 are as follows (in thousands):

	March 25, 2009	March 26, 2008

Retirement of fully depreciated assets	$46,305	$23,889

8.              CONTINGENCIES

As of March 25, 2009, we remain secondarily liable for lease payments totaling $199.5 million as a result of the sale of a majority interest in Macaroni Grill, the sale of other brands, and the sale of restaurants to franchisees in previous periods. This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2009 through fiscal 2023.  We remain secondarily liable for the leases.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 25, 2009.

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

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	March 25,	March 26,	March 25,	March 26,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	27.9%	28.9%	28.2%	28.3%
Restaurant expenses	54.6%	56.8%	57.2%	56.9%
Depreciation and amortization	4.6%	3.7%	4.4%	3.9%
General and administrative	4.3%	3.8%	4.1%	4.0%
Other gains and charges	2.1%	12.4%	3.9%	3.9%
Total operating costs and expenses	93.5%	105.6%	97.8%	97.0%

Operating income (loss)	6.5%	(5.6)%	2.2%	3.0%

Interest expense	0.9%	1.0%	1.0%	1.1%
Other, net	(0.1)%	(0.1)%	(0.1)%	0.0%

Income (loss) before income tax expense (benefit)	5.7%	(6.5)%	1.3%	1.9%

Income tax expense (benefit)	1.6%	(2.9)%	0.0%	0.2%

Net income (loss)	4.1%	(3.6)%	1.3%	1.7%

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2009 (excluding Macaroni Grill).

	Third Quarter		Year-to-Date		Total Open at End		Projected
	Openings		Openings		Of Third Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2009	2008	2009	2008	2009
Chili’s:
Company-owned	1	23	8	51	859	881	8-9
Domestic Franchised	3	7	23	23	430	401	25-28
Total	4	30	31	74	1,289	1,282	33-37

On The Border:
Company-owned	—	—	—	5	122	133	—
Domestic Franchised	—	—	5	3	28	29	5-7
Total	—	—	5	8	150	162	5-7

Maggiano’s	1	1	2	1	44	42	2

International:(a)
Company-owned	—	—	2	1	7	5	2
Franchised	8	3	31	22	189	153	46-49
Total	8	3	33	23	196	158	48-51

Grand Total (b)	13	34	71	106	1,679	1,644	88-97

(a)          At the end of the third quarter of fiscal year 2009, international company-owned restaurants by brand included six Chili’s and one Maggiano’s. International franchise restaurants by brand included 183 Chili’s and six On The Border’s.

(b)         As of March 25, 2009, we continue to own two Macaroni Grill restaurants which have been excluded from the total restaurants.  Per terms of the sale to Mac Acquisition, we have a limited period of time to close the restaurants or change to an existing Brinker brand.

At March 25, 2009, we owned the land and buildings for 224 of the 1,032 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $179.9 million and $183.8 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 25, 2009 and March 26, 2008, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands.  At March 25, 2009, we owned, operated, or franchised 1,679 restaurants.  We also hold a minority investment in Romano’s Macaroni Grill (“Macaroni Grill”) after completion of the sale of a majority interest in the brand to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008.

Our results for the third quarter of fiscal 2009 reflect our commitment to strengthening our business model and improving profitability despite the significant challenges we currently face.  We continued to experience many of the same external factors that negatively impacted our results in the first six months of fiscal 2009; however, we have taken steps to neutralize their impact.  We are focused on initiatives that will allow our business to operate as efficiently as possible and will allow us to maintain our position as an industry leader.  We believe financial market volatility, unemployment and the housing crisis will continue to put pressure on consumer spending.  Our negative traffic trends indicate that our guests are limiting discretionary spending by reducing the frequency of their visits to our restaurants or scaling back on check totals.  We also experienced a decline in gift card sales of approximately 15% during the holiday season compared to the prior year which negatively impacted third quarter revenue.  We will continually evaluate how we manage the business and make necessary changes in response to the economic factors affecting the restaurant industry.

Our goal is to emerge from this recession in a position of strength with a strong balance sheet and improved operating profit.  We are exhibiting discipline in our capital allocation and are taking steps to create sustainable margin improvements through cost controls and operational efficiencies.  These steps will help maintain the health of our balance sheet and will provide the stable financial base needed to maintain our business through a depressed operating environment.  We are driving profit improvements through a disciplined approach to operations, company-owned new restaurant development and the closure of underperforming restaurants.  Effective management of food costs and a focus on labor productivity and reducing fixed costs helped us realize sustainable margin improvements in the third quarter.  Our emphasis on the operations of our existing restaurants has resulted in lower turnover which has positively impacted labor cost and efficiency while providing improved pace at our restaurants.  Additionally, generating strong cash flows has long been a hallmark of Brinker and we have taken steps to shore up our cash flows to provide the necessary flexibility to address current challenges and help drive the business forward.  We have completed the closure of 42 underperforming restaurants in fiscal 2009 and have reduced our planned fiscal 2009 capital expenditures by $30 million.  Virtually all company-owned new restaurant development in fiscal 2010 has been curtailed.  Enhanced free cash flows resulting from our financial discipline and Macaroni Grill proceeds have allowed us to reduce our debt levels and will provide flexibility for further debt reductions.

We are committed to our long term strategies and initiatives centered on our five areas of focus - hospitality; food and beverage excellence; restaurant atmosphere; pace and convenience; and international expansion.  These strategic priorities are designed to strengthen Brinker brands and build on the long-term health of the company by engaging and delighting our guests, differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.  However, we will monitor the results closely as well as the current business environment in order to pace the implementation of our initiatives appropriately.

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

The casual dining industry is a highly competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs.  Our top priority remains increasing profitable traffic over time.  We believe that this focus, combined with discipline around the use of capital and efficient management of operating expenses, will enable Brinker to maintain its position as an industry leader through the current economic recession.  We remain confident in the financial health of our company, the long-term prospects of the industry as well as in our ability to perform effectively in an extremely competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the third quarter of fiscal 2009 decreased to $857.4 million, a 20.4% decrease from the $1,077.2 million generated for the same quarter of fiscal 2008. Revenues for the thirty-nine week period ended March 25, 2009 were $2,791.2 million, an 11.7% decrease from the $3,161.7 million generated for the same period in fiscal 2008. The decrease in revenue was primarily attributable to a decrease in comparable restaurant sales across all brands as well as net declines in capacity at company-owned restaurants primarily due to restaurant closures and the sale of restaurants since the third quarter of fiscal 2008.

	Thirteen Week Period Ended March 25, 2009
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(5.6)%	3.5%	0.6%	(17.7)%

Chili’s	(5.2)%	3.7%	0.7%	(0.2)%

On The Border	(5.0)%	3.3%	2.2%	(8.2)%

Maggiano’s	(9.5)%	1.7%	(2.0)%	3.9%

	Thirteen Week Period Ended March 26, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	0.1%	2.9%	0.5%	(6.1)%

Chili’s	1.6%	3.2%	0.9%	(8.7)%

On The Border	(1.8)%	2.8%	(1.0)%	4.8%

Maggiano’s	(0.4)%	2.9%	(2.0)%	5.0%

Macaroni Grill	(4.4)%	2.3%	1.2%	(2.8)%

	Thirty-nine Week Period Ended March 25, 2009
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(5.0)%	3.3%	(0.7)%	(8.3)%

Chili’s	(4.2)%	3.4%	(0.5)%	(1.2)%

On The Border	(3.9)%	3.6%	(0.3)%	(3.7)%

Maggiano’s	(6.7)%	1.8%	(2.2)%	3.3%

Macaroni Grill (1)	(9.8)%	2.8%	(1.1)%	(14.6)%

	Thirty-nine Week Period Ended March 26, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(1.1)%	2.5%	0.7%	(2.5)%

Chili’s	(0.1)%	2.6%	1.2%	(4.0)%

On The Border	(3.8)%	2.1%	(0.6)%	6.4%

Maggiano’s	0.7%	2.7%	(2.2)%	7.1%

Macaroni Grill	(4.3)%	2.2%	1.3%	(2.9)%

(1)          Macaroni Grill comparable restaurant sales and capacity for the thirty-nine week period ended March 25, 2009 includes the impact in the first and second quarters only as the sale of Macaroni Grill was completed in December 2008.

Comparable restaurant sales for the third quarter of fiscal 2009 decreased 5.6% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic at all brands and unfavorable product mix shifts at Maggiano’s, partially offset by an increase in menu prices at all brands and favorable product mix shifts at Chili’s and On The Border.

Our capacity decreased 17.7% for the third quarter of fiscal 2009 (as measured by average-weighted sales weeks) compared to the same quarter of the prior year. The reduction in capacity is primarily due to the sale of 198 restaurants (189 of which were Macaroni Grills) and 47 restaurant closures (three of which were Macaroni Grills) since the third quarter of fiscal 2008, partially offset by the development of new company-owned restaurants. Including the impact of Macaroni Grill and restaurant sales to franchisees, we experienced a net decrease of 221 company-owned restaurants since March 26, 2008.

Royalty revenues from franchisees decreased approximately 1.7% to $16.1 million in the third quarter of fiscal 2009 compared to $16.4 million in the prior year primarily due to the sale of Macaroni Grill. For the year-to-date period, royalty revenues from franchisees increased 11.6% to $48.5 million compared to $43.5 million in fiscal 2008.  The increase is primarily due to the net addition of 64 franchise restaurants for Chili’s and On The Border since March 26, 2008, partially offset by the sale of Macaroni Grill. Franchise and development fee revenue decreased to $0.4 million for the third quarter of fiscal 2009 as compared to $1.0 million in the prior year.  For the year-to-date period, franchise and development fee revenue decreased to $2.1 million compared to $8.9 million in fiscal 2008 primarily due to the sale of 76 restaurants to a franchisee in the prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 27.9% for the third quarter of fiscal 2009 from 28.9% in the prior year.  Cost of sales was positively impacted in the current quarter by decreased commodity usage from reduced waste and menu item changes, favorable menu price increases and favorable product mix, partially offset by unfavorable commodity price changes primarily in beef, poultry, cooking oil and sauces.   Cost of sales, as percent of revenues, decreased to 28.2% for the year-to-date period from 28.3% in the prior year. Cost of sales was favorably impacted by menu price increases and favorable product mix shifts, partially offset by unfavorable commodity prices primarily in beef, poultry, produce and cooking oils.

Restaurant expenses, as a percent of revenues, decreased to 54.6% for the third quarter of fiscal 2009 as compared to 56.8% in the same period of the prior year. The decrease was primarily driven by lower labor costs due to efficiency improvements and reduced pre-opening expenses due to fewer restaurant openings. Restaurant expenses, as a percent of revenues, increased to 57.2% for the year-to-date period from 56.9% in the prior year. The increase was primarily driven by sales deleverage on fixed costs as well as an increase in utility rates, partially offset by lower pre-opening expenses due to fewer restaurant openings.

Depreciation and amortization remained essentially flat on a dollar basis for the third quarter as compared to the same period of the prior year. Depreciation and amortization decreased $2.3 million for the year-to-date period of fiscal 2009 compared to the same period of the prior year primarily driven by restaurant closures and fully depreciated assets, partially offset by an increase in depreciation due to the addition of new restaurants and remodel investments.

General and administrative expenses decreased $5.0 million, or 12.0%, for the third quarter of fiscal 2009 as compared to the same period of fiscal 2008. General and administrative expenses decreased $10.6 million, or 8.4%, for the year-to-date period of fiscal 2009 as compared to the same period of fiscal 2008. The decreases are primarily due to reduced salary expense from lower headcount driven by overall cost management and the sale of Macaroni Grill as well as income related to transitional services provided to Macaroni Grill that offset the internal cost of providing the services.

In the third quarter of fiscal 2009, we recorded a $10.2 million lease termination charge primarily related to the closure of underperforming restaurants announced in the second quarter of fiscal 2009.  We also made some organizational changes designed to streamline decision-making across our brands and as a result, recorded a $5.4 million net charge for severance and other costs. In the second quarter of fiscal 2009, we recorded a $45.7 million charge primarily related to long-lived asset impairments of $44.2 million resulting from the decision to close or decline lease renewals for 35 underperforming restaurants.  In December 2008, we completed the sale of a majority interest in Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. We also recorded gains of $3.8 million related to the sale of nine restaurants to a franchisee and other land sales.  In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

In the third quarter of fiscal 2008, we recorded a $73.1 million impairment charge to write-down the net assets of Macaroni Grill to their estimated fair value less costs to sell.  Additionally, we recorded charges of $39.6 million due to the decision to close or decline lease renewals for 46 underperforming restaurants based on the restaurants not performing at required levels of return. We also incurred charges of $12.5 million primarily related to the decision to reduce future domestic company-owned restaurant development as well as discontinue certain projects.  In addition, we incurred a $7.0 million net charge for severance and other benefits resulting from these actions. Other gains and charges in the second quarter of fiscal 2008 include a $29.2 million gain related to the sale of 76 Chili’s restaurants to a franchisee, partially offset by an $11.4 million charge related to restaurant closures and long-lived asset impairments as well as a $1.9 million charge for expenses associated with the sale of Macaroni Grill. In the first quarter of fiscal 2008, we incurred a $9.2 million impairment charge to write-down the net assets of certain Macaroni Grill restaurants to their fair value less costs to sell to a franchisee.

Interest expense was $7.5 million for the third quarter of fiscal 2009 and $27.4 million for the year-to-date period of fiscal 2009 compared to $10.8 million for the third quarter and $36.2 million for the year-to-date period of the prior year.  The decrease in interest expense is primarily due to lower average borrowing balances on our credit facilities and lower LIBOR interest rates on our debt carrying variable interest rates.

INCOME TAXES

The effective income tax rate increased to an expense of 28.9% for the third quarter of fiscal 2009 compared to a benefit of 44.7% for the same quarter of last year. The change in the tax rate is primarily due to the tax effects of the impairment of Macaroni Grill long-lived assets in the prior year. For the year-to-date period, the effective income tax rate decreased to 0.1% from 12.4% for the same period of last year. The change in the tax rate is primarily due to the loss on the sale of Macaroni Grill and charges for long-lived asset impairments as well as lower earnings compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  Net cash provided by operating activities for the first three quarters of fiscal 2009 decreased to approximately $184.5 million compared to $296.8 million for the first three quarters in the prior year primarily due to a decline in operating profitability as well as the timing of operational payments which was primarily due to the sale of Macaroni Grill, restaurant closures and the reduction of company-owned new restaurant development in the current year.  This decrease was partially offset by the cash impact of recognizing the loss on the sale of Macaroni Grill in fiscal 2009 for tax purposes.

Capital expenditures consist of ongoing remodel investments, new restaurants under construction, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure, and purchases of land for future restaurant sites.  Capital expenditures were $74.6 million for the first three quarters of fiscal 2009 compared to $223.1 million for the same period of fiscal 2008. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurants developed in the first three quarters of fiscal 2009 compared to the same period of prior year. We estimate that our capital expenditures during fiscal 2009, excluding Macaroni Grill, will be in the range of $110 million to $115 million and will be funded entirely by cash from operations.

Excluding the impact of assets held for sale, the working capital deficit decreased to $125.9 million at March 25, 2009 from $188.2 million at June 25, 2008 primarily due to a decrease in operational payments related to the sale of Macaroni Grill, a decrease in deferred tax assets resulting from the tax effects of the loss on the sale of Macaroni Grill in the second quarter, reduced income taxes payable and the retention of cash to fund operational needs.

We paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders in March 2009 and a total of $34.1 million, or $0.33 per share, to common stock shareholders year-to-date. We currently plan to keep future quarterly dividend payouts stable at $0.11 per share.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of March 25, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first three quarters of fiscal 2009. We have currently placed a moratorium on share repurchases but, in the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. During the first three quarters of fiscal 2009, approximately 671,000 restricted share awards vested with a fair value of $12.6 million.  Approximately 199,000 of these shares were repurchased from employees upon vesting for $3.7 million to satisfy minimum tax withholding obligations.  The repurchased common stock is reflected as a reduction of shareholders’ equity.

As of June 25, 2008, we had credit facilities aggregating $550 million, consisting of a revolving credit facility of $300 million and uncommitted credit facilities of $250 million.  In February 2009, we completed the renewal of our revolving credit facility which was set to expire in October 2009.  The new facility was reduced to $215 million, bears interest at LIBOR plus 3.25% and expires in February 2012. The decision to downsize our total borrowing capacity under the new revolving credit facility was a result of the Macaroni Grill divestiture, reduced new company-owned restaurant development and our focus on debt repayment.

During the second quarter of fiscal 2009, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook.  However, Moody’s downgraded our corporate family rating to Ba1 (non-investment grade) and our senior unsecured note rating to Ba2 (non-investment grade) with a stable outlook.  Under the terms and conditions of our uncommitted credit facility agreements, we had to maintain an investment grade rating with both S&P and Moody’s in order to utilize the credit facilities. As a result of our split rating, our uncommitted credit facilities totaling $250 million are no longer available and the spread over LIBOR has increased since year-end on our term loan (LIBOR plus 0.95%).  We manage total borrowings under all of our credit facilities to never exceed total capacity under the revolving credit facility. As a result, outstanding balances on the uncommitted credit facilities were repaid in the second quarter with funds drawn on the revolving credit facility. As of March 25, 2009, we have $184.3 million available to us under our revolving credit facility and we are in compliance with all financial debt covenants.

Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.  To accomplish this goal, payments of $59.3 million were made on the revolving credit facility during the third quarter of fiscal 2009 resulting in fiscal year-to-date debt reductions of $123.3 million.  Subsequent to the end of the third quarter, the remaining $30.7 million balance on the revolving credit facility was paid down to zero. Additionally, subsequent to the end of the third quarter, we received a $6.0 million distribution from Mac Acquisition that represented substantially all of our equity investment in the entity and cancelled the three-year $10.0 million unsecured standby letter of credit agreement. We currently plan to continue utilizing available free cash flow to pay down debt in fiscal 2009 and 2010. We have also reduced capital expenditures for fiscal 2009, curtailed virtually all company-owned new restaurant development in fiscal 2010 and placed a moratorium on all share repurchase activity to ensure we maintain adequate cash flow to meet our current obligations and continue to pay down debt.

We believe that our various sources of capital, including cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations.  We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008, which required that we adopt these provisions beginning in the third quarter of fiscal 2009.  The adoption of SFAS 160 did not have a material impact on our financial statements.

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

There were no changes in our internal control over financial reporting during our third quarter ended March 25, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      The effect of competition on our operations and financial results.

•      The general decrease in sales volumes during winter months.

•                  The effect of potential changes in governmental regulation on our ability to open new restaurants and to maintain our existing and future operations.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2009 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 25, 2008 through January 28, 2009	5,401	$8.65	—	$59,797
January 29, 2009 through February 25, 2009	167	$10.89	—	$59,797
February 26, 2009 through March 25, 2009	2,800	$11.52	—	$59,797
	8,368	$9.66	—

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

Item 6.  EXHIBITS

10(a)

$215,000,000 Credit Agreement, dated as of February 27, 2009, by and among Registrant, as Borrower; Brinker Restaurant Corporation, as Guarantor; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners; Bank of America, N.A., as Sole Syndication Agent; and Compass Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) or 17 CFR 240.15d — 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) or 17 CFR 240.15d — 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: May 4, 2009	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2009	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)