Form 10-K
period 2009-06-24
BRINKER INTERNATIONAL INC
filed 2009-08-24
CIK 703351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2009	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,019,741,370.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common Stock, $0.10 par value	102,143,399 shares

 DOCUMENTS INCORPORATED BY REFERENCE

        We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 24, 2009 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on October 29, 2009, to be dated on or about September 15, 2009, into Part III hereof, to the extent indicated herein.

PART I

Item 1.    BUSINESS.

General

        References to "Brinker," "the Company," "we," "us," and "our" in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

        We own, develop, operate and franchise the Chili's Grill & Bar ("Chili's"), On The Border Mexican Grill & Cantina ("On The Border"), and Maggiano's Little Italy ("Maggiano's") restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili's, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisitions of On The Border in May 1994 and Maggiano's in August 1995. We sold Macaroni Grill to Mac Acquisition LLC, an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and purchased an 18.2% ownership interest in the new entity.

Restaurant Brands

Chili's Grill & Bar

        Chili's is a recognized leader in the Bar & Grill category of casual dining. Hospitality has been the foundation of who we are and how we serve our guests for more than 34 years. Every day at Chili's locations around the world, our guests are greeted with "Welcome to Chili's".

        Chili's menu features signature offerings such as Big Mouth Burgers and Bites, smoked in-house Baby Back Ribs, hand-battered Chicken Crispers, Sizzling Fajitas and our Triple Dipper Appetizer, to name just a few. Our all-day varied menu strives to have something for everyone and affordable selections during both lunch and dinner dayparts. We pride ourselves on offering substantial portions of flavorful, high quality food at affordable prices. In most of our Chili's restaurants, you will find a Margarita Bar serving a variety of specialty margaritas, including our signature Presidente Margarita, and a full selection of alcoholic beverages. Chili's also offers time-starved guests the convenience of great quality food, via our To-Go menu and separate To-Go entrances in the majority of our restaurants.

        During the year ending June 24, 2009, entrée selections ranged in menu price from $5.99 to $16.99. The average revenue per meal, including alcoholic beverages, was approximately $13.27 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.4% of Chili's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.6%. Our average annual sales volume per Chili's restaurant during this same year was $3.2 million.

On The Border Mexican Grill & Cantina

        On The Border is a full-service, casual dining Mexican restaurant brand. Our new menu offers a wide variety of Mexican favorites, with a focus on fresh, signature and value-oriented Mexican items. The Create Your Own Combo proposition was enhanced to better meet the guest demand for relevant value and affordability with more fresh options. The updated menu also includes fresh new salads like our Citrus Chipotle Chicken Salad; a new, signature OTB Fresh Grill; a Fajita Grill with new, customizable, top-quality fajitas; and a refreshed OTB Taco Stand introducing indulgent items like Taco Melts and fresh classics like Grilled Mahi Mahi Tacos. The menu is complemented by a full offering of beverages like the Perfect Patron margarita, the Fresh, Shaken margarita and our new Sangria.

        On The Border offers full bar service, in-restaurant dining and signature patio dining in all locations. On The Border also offers the convenience of a To-Go menu and To-Go entrance to expedite take-out service. In addition to To-Go, On The Border offers catering service, from simple drop-off delivery to full-service event planning.

        During the year ending June 24, 2009, entrée selections ranged in menu price from $6.29 to $15.49. The average revenue per meal, including alcoholic beverages, was approximately $14.38 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 81.8% of the On The Border's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.2%. Our average annual sales volume per On The Border restaurant during this same year was $2.8 million.

Maggiano's Little Italy

        Maggiano's is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. Each Maggiano's restaurant is a classic Italian-American restaurant in the style of New York's Little Italy in the 1940s. Our Maggiano's restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities that can host large party events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, entrées with bountiful portions of pasta, chicken, seafood, veal and prime steaks, and desserts. Our Maggiano's restaurants also offer a full range of alcoholic beverages, including a selection of quality premium wines. In addition, Maggiano's offers delivery service from simple drop-off to pre-event set-up.

        During the year ending June 24, 2009, entrée selections ranged in menu price from $8.25 to $40.75. The average revenue per meal, including alcoholic beverages, was approximately $25.88 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 81.6% of Maggiano's total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.4%. Sales from our banquet facilities made up 19.9% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano's restaurant during this same year was $8.3 million.

Business Strategy

        Our long-term vision is to be the dominant, global casual-dining restaurant portfolio company. To achieve our vision, we are focused on building a business model that will enable us to achieve sustainable growth in a variety of economic environments in order to create long-term value for our shareholders. We believe the key to reaching this goal resides within our existing restaurants by leveraging the strong positioning and operating strength of our world-class brands to grow profitable ongoing comparable restaurant sales, while also growing our international presence. The basis of this business model is grounded in our five areas of focus:

  •
  Hospitality;

  •
  Food and beverage excellence;

  •
  Restaurant atmosphere;

  •
  Pace and convenience; and

  •
  International expansion.

        Our organization is focused on these five areas that are designed to grow our base business by engaging and delighting our guests, differentiating our brands from competitors throughout the industry, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world. We are monitoring our results closely, as well as the current business environment, in order to pace the implementation of our initiatives appropriately. Our goal is to emerge from the current economic recession with strong brands, a healthy balance sheet and improved operating profit.

        We strongly believe disciplined investments in these five strategic priorities will strengthen our brands and allow us to improve our competitive position and deliver more profitable growth over the long term for our shareholders. For example, we believe that the craveable food and signature beverages as well as the flavors and offerings we continue to create at each of our brands, the warm, welcoming and revitalized atmospheres, and technologies and process improvements related to pace and convenience will give our guests new reasons to dine with us more often. Another top area of focus remains creating a culture of hospitality that will differentiate Brinker brands from all others in the industry. Through our investments in team member training and guest measurement programs, we are gaining significant traction in this area and providing our guests a reason to make our brands their preferred choice when dining out. And, with significant economic pressures in the United States as well as globally, international expansion allows further diversification of our portfolio, enabling us to build strength in a variety of markets and economic conditions. Presently, our growth is driven by cultivating relationships with joint venture partners and franchisees.

        The casual dining industry is a highly competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our top priority remains increasing profitable traffic over time. We believe that this focus, combined with disciplined use of capital and efficient management of operating expenses, will enable us to maintain its position as an industry leader through the current economic recession. We remain confident in the financial health of our company, the long-term prospects of the industry, as well as in our ability to perform effectively in an extremely competitive marketplace and a variety of economic environments.

Franchise Development

        In fulfilling our long-term vision, and being mindful of our five areas of focus, our restaurant brands will continue to expand primarily through our franchisees and joint venture partners.

        As part of our strategy to expand through our franchisees, our overall percentage of franchise operations (domestically and internationally) increased in fiscal 2009. The following table illustrates the percentages of franchise operations as of June 24, 2009 for the Company and by restaurant brand:

Percentage of Franchise Operated Restaurants (domestic and international)
Brinker	39%
Chili's	42%
On The Border	24%
Maggiano's	0%

International

        We continue our international growth through development agreements with new and existing franchisees and joint venture partners introducing our brands into new countries, as well as expanding them in existing countries. At June 24, 2009, we had 42 total development arrangements. During the fiscal year 2009, our international franchisees opened 38 Chili's restaurants and five On The Border restaurants. In the same year, we entered into new or renewed development agreements with five franchisees for the development of 44 Chili's restaurants and six On The Border restaurants. The areas of development for these locations include all or portions of the countries Dominican Republic, Mexico, Oman, Puerto Rico, Russian Federation and United Arab Emirates.

        As we develop our brands internationally, we will selectively pursue expansion through various means, including franchising and joint ventures. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit, as well as, in some instances, multi-brand operations.

Domestic

        Domestic expansion is focused primarily through growth in our number of franchised restaurants. We are accomplishing this part of our growth through existing, new or renewed development obligations with new or existing franchisees. In addition, we have also sold and may sell company-owned restaurants to our franchisees (new or existing). At June 24, 2009, 22 total domestic development arrangements existed. Similar to our international franchise agreements, a typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations. In some instances, we have and may enter into development agreements for multiple brands with the same franchisee.

        Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses, toll plazas, and food courts) that can adequately support our restaurant brands.

        During the year ended June 24, 2009, not including any restaurants we sold to our franchisees, our domestic franchisees opened 27 Chili's restaurants and seven On The Border restaurants. We also entered into a new development agreement with an existing franchisee for the development of eight Chili's restaurants. The areas of development for these franchise locations include all or portions of the States of Illinois, Iowa, Minnesota, Missouri, North Dakota and South Dakota. In connection with this development agreement, we sold nine Company-owned Chili's restaurants to this franchisee.

Company Development

        Our near-term focus continues to be less on domestic development of new company-operated restaurants than we have historically done, allowing us to focus on our other strategic initiatives and areas of focus. At such time as the business environment permits, we will evaluate development of new company-operated restaurants.

        The following table illustrates the system-wide restaurants opened in fiscal 2009 and the planned openings in fiscal 2010:

	Fiscal 2009 Openings(1)	Fiscal 2010 Projected Openings
Chili's:
Company-operated	8	—
Franchise(2)	27	15 - 20
On The Border:
Company-operated	—	1
Franchise(2)	7	1 - 3
Maggiano's	2	1
International:
Company-operated(3)	2	—
Franchise(3)	43	35 - 38

Total	89	53 - 63

    (1)
    The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2009.

    (2)
    The numbers on this line for fiscal 2010 are projected domestic franchise openings.

    (3)
    The numbers on this line are for all brands.

        We periodically reevaluate company-owned restaurant sites to ensure that site attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand's measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, relating to our current restaurant brands, we have closed 225 restaurants, including 55 in fiscal 2009. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. A portion of these closed restaurants were performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

        Our capital investment in new restaurants may differ in the future due to building design specifications, site location, and site characteristics. The following table illustrates the approximate average capital investment for company-owned restaurants opened in fiscal 2009:

	Chili's	On the Border(3)	Maggiano's
Land(1)	$1,215,000	—	$1,797,000
Building	1,940,000	—	4,695,000
Furniture & Equipment	525,000	—	1,265,000
Other(2)	55,000	—	36,000

Total	$3,735,000	—	$7,793,000

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

    (3)
    We did not open any On The Border restaurants in fiscal 2009. Average capital investment for an On The Border restaurant in fiscal 2008 varied due to differences in square footage: $1.6 million to $0.9 million for land, $1.8 million to $0.8 million for building, $0.5 for furniture and equipment and less than $0.1 million for other expenses.

Restaurant Management

        In fiscal 2009, we made some significant organizational changes around our business model supporting our restaurant brands. These changes are designed to maximize our talent, streamline decision making to improve quality and productivity, prepare and allow us to move quickly and efficiently, bring more big ideas to our brands and ensure our guests experience The Power of Welcome each and every time they frequent our restaurants.

        Specifically, our Chili's and On The Border brands share one president; one set of operational supervisors organized into geographic regions, not by brands; one franchise operations team; and blended finance, marketing and peopleworks teams. We have also designated one vice president to oversee our culinary teams and report to our Chief Marketing Officer. We believe these changes will not merge or change the unique identities of our brands, but will allow us to strengthen each brand by leveraging our shared services and adopting best practices across all brands. We continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, legal and restaurant development.

        At the restaurant level, management structure varies by brand. The individual restaurants themselves are led by a management team including a general manager and, on average, between two to six additional managers. The level of restaurant supervision depends upon the operating complexity and sales volume of each brand and each location.

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

        Each brand is responsible for maintaining each brand's operational training program. The training program typically includes a three to four month training period for restaurant management trainees. We also provide continued management training for managers and supervisors to improve effectiveness or prepare them for more responsibility. Training teams consisting of groups of team members experienced in all facets of restaurant operations train team members to open new restaurants.

Purchasing

        Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure that high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to any of our restaurant brands. Additionally, as a purchaser of a variety of protein products, we do require our vendors to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

        Our brands generally focus on the eighteen to fifty-four year-old age group, which constitutes approximately half of the United States population. Though members of this target segment grew up on fast food, we believe that for many meal occasions, these consumers value the benefits of the casual dining category, particularly the higher food quality and enhanced dining experience. To reach this target group, we use a mix of television, radio, print, outdoor or online advertising, with each of our restaurant brands utilizing one or more of these mediums to meet the brand's communication strategy and budget. Our brands have also developed and use to varying degrees sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving expectations.

        Our franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions for the purpose of helping retain an advertising agency, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand's strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising must first be approved by us.

Team Members

        At June 24, 2009, we employed approximately 77,100 team members, of whom approximately 700 were restaurant support center personnel, 4,600 were restaurant area directors, managers or trainees and 71,800 were employed in non-management restaurant positions. Our executive officers have an average of approximately 25 years of experience in the restaurant industry.

        We consider our team member relations to be positive and continue to focus on improving our team member turnover rate. We use various tools and programs to help us hire our new team members. Some of these tools aid in determining if our prospective team members (hourly and management) have the proper skills for working at our restaurants. Most team members, other than restaurant management and restaurant support center personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. Our team members are not covered by any collective bargaining agreements.

Trademarks

        We have registered and/or have pending, among other marks, "Brinker International", "Chili's", "Chili's Bar & Bites", "Chili's Margarita Bar", "Chili's Southwest Grill & Bar", "Chili's Too", "On The Border", "On The Border Mexican Cafe", "On The Border Mexican Grill & Cantina", "Maggiano's", and "Maggiano's Little Italy", as trademarks with the United States Patent and Trademark Office.

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

        The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. There is active competition for management personnel and hourly team members. We face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, including the offering by the grocery industry of convenient meals in the form of improved entrees and side dishes, as well as the trend in quick service and fast casual restaurants toward higher quality food and beverage offerings. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs.

The global economic crisis adversely impacted our business and financial results in fiscal 2009 and a prolonged recession could materially affect us in the future.

        The restaurant industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public's ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants. If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Continued deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in sales deleverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. The result could be further reductions in staff levels, asset impairment charges and potential restaurant closures. In addition, the adverse fiscal condition of any states where we operate restaurants could result in these state governments issuing IOUs rather than tax refunds or employee paychecks, which could affect guest spending patterns in these locations.

        Future recessionary effects on us are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government's plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

The current economic crisis could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

        If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

Inflation may increase our operating expenses.

        We have experienced impact from inflation. Inflation has caused increased food, labor and benefits costs and has increased our operating expenses. We have in the recent past experienced increased food costs due to the diversion of food crop production to non-traditional uses, as well as increased food costs due to increased fuel costs for our vendors. As operating expenses increase, we, to the extent permitted by competition, recover increased costs by increasing menu prices, or by reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures. We cannot ensure, however, that we will be able to continue to recover increases in operating expenses due to inflation in this manner.

Changes in governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.

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

        Each of our and our franchisees' restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We are also subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we or our franchisees will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.

        We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.

Our profitability may be adversely affected by increases in energy costs.

        Our success depends in part on our ability to absorb increases in utility costs, in particular electricity and natural gas. Various regions of the United States in which we operate multiple restaurants have experienced in the recent past significant increases in utility prices. These increases have affected costs and if they occur again, it would have possible adverse effects on our profitability to the extent not otherwise recoverable through price increases or alternative products, processes or cost reduction procedures. Further, higher prices for petroleum-based fuels may be passed on to us by vendors putting further pressure on margins.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

        Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods, drought and hurricanes, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

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

        Our ability to meet our growth plan is dependent upon, among other things, our and our franchisees' ability to:

  •
  increase gross sales and operating profits at existing restaurants with food and beverage options and high quality service desired by our guests;

  •
  identify adequate sources of capital to fund and finance strategic initiatives, including remodeling of existing restaurants and new restaurant development;

  •
  identify available, suitable and economically viable locations for new restaurants;

  •
  obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis;

  •
  hire all necessary contractors and subcontractors, obtain construction materials at suitable prices, and maintain construction schedules; and

  •
  hire and train or retain qualified managers and team members for the restaurants.

The success of our franchisees is important to our future growth.

        We have significantly increased the percentage of restaurants owned and operated by our franchisees. This increase reduces our immediate control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of same. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; inability to participate in business strategy changes due to financial constraints; and failure to comply with food quality and preparation requirements subjecting us to litigation even when we are not legally liable for a franchisee's actions or failure to act.

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

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

        We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

        Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, insurance claims processing, certain payroll and payables processing, tax filings and other accounting processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

        The disruptions to the financial markets and continuing economic downturn has adversely impacted the availability of credit already arranged and the availability and cost of credit in the future. The disruptions in the financial markets also had an adverse effect on the U.S. and world economy, which has negatively impacted consumer spending patterns. There can be no assurance that various U.S. and world government present and future responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity or the availability of credit.

Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.

        We perform our annual goodwill impairment test in the second quarter of each fiscal year in accordance with the statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, may cause us to incur impairment charges on certain long-lived assets.

        We make certain estimates and projections with regards to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

Failure to protect the integrity and security of individually identifiable data of our guests and teammates could expose us to litigation and damage our reputation.

        We receive and maintain certain personal information about our guests and teammates. The use of this information by us is regulated at the federal and state levels, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure it remains in compliance.

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

        Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets (including rising interest rates and costs for consumers and reduced disposable income); credit availability; increased costs of food commodities; increased fuel costs and availability for our team members, customers and suppliers; health epidemics or pandemics or the prospects of these events (such as reports on swine flu); consumer perceptions of food safety; changes in consumer tastes and behaviors; governmental monetary policies; changes in demographic trends; availability of employees; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms) and other acts of God.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

Restaurant Locations

        At June 24, 2009, our system of company-owned and franchised restaurants included 1,689 restaurants located in 50 states, and Washington, D.C. We also have restaurants in the countries of Bahrain, Canada, Ecuador, Egypt, El Salvador, Germany, Guam, Guatemala, Honduras, India, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Portugal, Puerto Rico, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, Turkey, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

        Table 1: Company-owned vs. franchise (by brand) as of June 24, 2009:

Chili's
Company-owned	858
Franchise	627
On the Border:
Company-owned	122
Franchise	38
Maggiano's	44

Total	1,689

        Table 2: Domestic vs. foreign locations (by brand) as of June 24, 2009 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries)
Chili's	1,292 (50)	193 (29)
On The Border	152 (37)	8 (5)
Maggiano's	44 (21 & D.C.)	None

Restaurant Property Information

        The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili's	On The Border	Maggiano's
Square Feet	3,930 - 5,450	3,600 - 5,690	12,000 - 17,000
Dining Seats	150 - 220	140 - 230	500 - 700
Dining Tables	35 - 50	42 - 55	100 - 150

        The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 24, 2009, we owned the land and building for 224 of our 1,024 company-operated restaurant locations. For these 224 restaurant locations, the net book value for the land was $180.0 million and for the buildings was $181.3 million. For the remaining 800 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $791.9 million. The 800 leased restaurant locations can be categorized as follows: 631 are ground leases (where we lease land only, but own the building) and 169 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

Other Properties

        We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters which is currently utilized by us or reserved for future expansion of our headquarters. Because of our operations throughout the United States, we also lease office space in Arizona, California, Colorado, Florida, Georgia, New Jersey and Texas for use as regional operation offices. The size of these office leases range from approximately 100 square feet to approximately 4,000 square feet.

Item 3.    LEGAL PROCEEDINGS.

        Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorneys' fees and was certified as a class action in July 2006. On July 22, 2008, the California Court of Appeals decertified the class action on all claims with prejudice. On October 22, 2008, the California Supreme Court granted writ to review the decision of the Court of Appeals. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

        Fiscal year ended June 24, 2009:

	High	Low
First Quarter	$20.84	$16.75
Second Quarter	$18.01	$3.99
Third Quarter	$14.80	$8.30
Fourth Quarter	$19.33	$14.92

        Fiscal year ended June 25, 2008:

	High	Low
First Quarter	$30.14	$26.21
Second Quarter	$28.30	$19.00
Third Quarter	$20.06	$15.32
Fourth Quarter	$23.86	$17.67

        As of August 12, 2009, there were 877 holders of record of our common stock.

        During the fiscal year ended June 24, 2009, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.11	August 21, 2008	September 12, 2008	September 24, 2008
$0.11	October 30, 2008	December 4, 2008	December 17, 2008
$0.11	February 10, 2009	March 12, 2009	March 25, 2009
$0.11	May 28, 2009	June 15, 2009	June 24, 2009

        The following graph compares the cumulative five-year total return provided shareholders on Brinker International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Brinker International, Inc., The S&P 500 Index
And The S&P Restaurants Index

        The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 30, 2004 and its relative performance is tracked through June 24, 2009. The values shown are neither indicative nor determinative of future performance.

	2004	2005	2006	2007	2008	2009
Brinker International	$100.00	$116.71	$104.58	$131.06	$89.59	$75.45
S&P 500	$100.00	$106.32	$115.50	$139.28	$121.01	$89.29
S&P Restaurants(1)	$100.00	$120.54	$149.69	$182.28	$182.90	$185.18

(1)
The S&P Restaurants Index is comprised of Darden Restaurants, Inc., McDonald's Corp., Starbucks Corp., Wendy's International, Inc., and Yum! Brands Inc.

        Except as described in the immediately preceding paragraphs, during the three-year period ended on August 12, 2009, we issued no securities which were not registered under the Securities Act of 1933, as amended.

        We continue to maintain our share repurchase program; however, activity in the fourth quarter of fiscal 2009 was minimal. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
March 26, 2009 through April 29, 2009	1,841	$11.24	—	$59,797
April 30, 2009 through May 27, 2009	170	$14.68	—	$59,797
May 28, 2009 through June 24, 2009	246	$16.27	—	$59,797

Total	2,257	$12.04	—

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

Item 6.    SELECTED FINANCIAL DATA.

        The information set forth in that section entitled "Selected Financial Data" in our 2009 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth in that section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Annual Report to Shareholders is presented on pages F-2 through F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information set forth in that section entitled "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" is in our 2009 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        We refer you to the Index to Financial Statements attached hereto on page 22 for a listing of all financial statements in our 2009 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the "Exchange Act"]), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        "Management's Report on Internal Control over Financial Reporting" and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2009 Annual Report to Shareholders and are presented on pages F-35 through F-37 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth quarter ended June 24, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        If you would like information about:

  •
  our executive officers,

  •
  our Board of Directors, including its committees, and

  •
  our Section 16(a) reporting compliance,

you should read the sections entitled "Election of Directors—Information About Nominees", "Committees of the Board of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

        The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our employees, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_ policy.asp. You may obtain free of charge copies of the code from our website at the above internet address.

Item 11.    EXECUTIVE COMPENSATION.

        If you would like information about our executive compensation, you should read the section entitled "Executive Compensation—Compensation Discussion and Analysis" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled "Director Compensation for Fiscal 2009", "Compensation Discussion and Analysis", and "Stock Ownership of Certain Persons" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        If you would like information about certain relationships and related transactions, you should read the section entitled "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

        If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled "Director Independence" and "Committees of the Board of Directors" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        If you would like information about principal accountant fees and services, you should read the section entitled "Ratification of Independent Auditors" in our Proxy Statement to be dated on or about September 15, 2009, for the annual meeting of shareholders on October 29, 2009. We incorporate that information in this document by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Financial Statements.

        We make reference to the Index to Financial Statements attached to this document on page 22 for a listing of all financial statements attached as Exhibit 13 to this document.

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

Dated: August 24, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 24, 2009.

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

        All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

 INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)

3(b)	Bylaws of the Registrant.(2)

4(a)	Form of 5.75% Note due 2014.(3)

4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(4)

4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(4)

10(a)	Registrant's 1991 Stock Option Plan for Non-Employee Directors and Consultants.(5)

10(b)	Registrant's 1992 Incentive Stock Option Plan.(5)

10(c)	Registrant's Stock Option and Incentive Plan.(6)

10(d)	Registrant's 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(7)

10(e)	Transition Agreement dated June 5, 2003, by and among Registrant, Brinker International Payroll Company, L.P. and Mr. Ronald A. McDougall.(8)

10(f)	Consulting Agreement dated August 26, 2004, by and between Registrant and Mr. Ronald A. McDougall.(9)

10(g)	Registrant's Performance Share Plan Description.(10)

10(h)	$215,000,000 Credit Agreement dated as of February 27, 2009, by and among Registrant, Brinker Restaurant Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities, Inc., Banc of America Securities, LLC, Bank of America, N.A., Compass Bank and Wells Fargo Bank, National Association(11)

10(i)	$400,000,000 Term Loan Agreement, dated as of October 24, 2007, by and among Registrant, Brinker Restaurant Corporation, Citibank, N.A., Citigroup Markets, Inc., J.P. Morgan Securities, Inc., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, National Association, and the Bank of Tokyo-Mitsubishi UFJ, Ltd.(12)

13	2009 Annual Report to Shareholders.(13)

21	Subsidiaries of the Registrant.(14)

23	Consent of Independent Registered Public Accounting Firm.(14)

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(14)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(14)

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

99(a)	Proxy Statement of Registrant.(15)

(1)
Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

E-1

(2)
Filed as an exhibit to current report on Form 8-K dated May 28, 2009, and incorporated herein by reference.

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

(6)
Filed as Appendix A to Proxy Statement of Registrant, filed on September 11, 2008, and incorporated herein by reference.

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

(11)
Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 25, 2009, and incorporated herein by reference.

(12)
Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 26, 2007, and incorporated herein by reference.

(13)
Portions filed herewith, to the extent indicated herein.

(14)
Filed herewith.

(15)
To be filed on or about September 15, 2009.

E-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS.
  Item 1A. RISK FACTORS.
  Item 1B. UNRESOLVED STAFF COMMENTS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Brinker International, Inc., The S&P 500 Index And The S&P Restaurants Index
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  Item 9A. CONTROLS AND PROCEDURES.
  Item 9B. OTHER INFORMATION.
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS