Form 10-Q
period 2009-09-23
BRINKER INTERNATIONAL INC
filed 2009-11-02
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 23, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2009
Common Stock, $0.10 par value	102,477,429 shares

BRINKER INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 23, 2009	June 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$133,834	$94,156
Accounts receivable	36,386	49,509
Inventories	33,775	36,709
Prepaid expenses and other	86,155	96,436
Income taxes receivable	39,172	41,620
Deferred income taxes	41,192	50,785
Total current assets	370,514	369,215

Property and Equipment at Cost:
Land	203,770	205,483
Buildings and leasehold improvements	1,584,892	1,577,694
Furniture and equipment	623,342	648,677
Construction-in-progress	8,016	10,559
	2,420,020	2,442,413
Less accumulated depreciation and amortization	(1,049,787)	(1,042,061)
Net property and equipment	1,370,233	1,400,352

Other Assets:
Goodwill	130,719	130,719
Deferred income taxes	1,665	—
Other	48,299	48,661
Total other assets	180,683	179,380
Total assets	$1,921,430	$1,948,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$1,859	$1,815
Accounts payable	100,206	121,483
Accrued liabilities	274,548	285,584
Total current liabilities	376,613	408,882

Long-term debt, less current installments	726,990	727,447
Deferred income taxes	—	4,295
Other liabilities	164,177	161,399

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock — 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 102,463,640 shares outstanding at September 23, 2009, and 176,246,649 shares issued and 102,124,842 shares outstanding at June 24, 2009	17,625	17,625
Additional paid-in capital	458,378	463,980
Retained earnings	1,838,768	1,834,307
	2,314,771	2,315,912
Less treasury stock, at cost (73,783,009 shares at September 23, 2009 and 74,121,807 shares at June 24, 2009)	(1,661,121)	(1,668,988)
Total shareholders’ equity	653,650	646,924
Total liabilities and shareholders’ equity	$1,921,430	$1,948,947

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 23,	September 24,
	2009	2008

Revenues	$778,081	$984,407

Operating Costs and Expenses:
Cost of sales	219,477	278,967
Restaurant expenses	455,082	579,127
Depreciation and amortization	38,869	41,156
General and administrative	35,924	39,764
Other gains and charges	2,787	4,953
Total operating costs and expenses	752,139	943,967

Operating income	25,942	40,440

Interest expense	6,948	9,457
Other, net	(2,342)	(1,372)

Income before provision for income taxes	21,336	32,355
Provision for income taxes	5,569	8,574

Net income	$15,767	$23,781

Basic net income per share	$0.15	$0.23

Diluted net income per share	$0.15	$0.23

Basic weighted average shares outstanding	102,243	101,630

Diluted weighted average shares outstanding	103,016	102,762

Cash dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 23,	September 24,
	2009	2008

Cash Flows from Operating Activities:
Net income	$15,767	$23,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,869	41,156
Restructure charges and other impairments	2,692	5,241
Stock-based compensation	4,860	5,088
Deferred income taxes	3,633	1,858
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	13,048	8,363
Inventories	2,917	2,233
Prepaid expenses and other	10,275	2,942
Other assets	264	31
Accounts payable	(17,863)	(26,825)
Accrued liabilities	(13,495)	(10,368)
Income taxes payable	2,331	(2,970)
Other liabilities	3,053	2,851
Net cash provided by operating activities	66,351	53,381

Cash Flows from Investing Activities:
Payments for property and equipment	(13,499)	(31,253)
Proceeds from sale of assets	1,472	934
Increase in restricted cash	(14)	(121)
Net cash used in investing activities	(12,041)	(30,440)

Cash Flows from Financing Activities:
Net payments on credit facilities	—	(7,000)
Payments on long-term debt	(272)	(296)
Purchases of treasury stock	(2,819)	(3,625)
Proceeds from issuances of treasury stock	224	2,062
Payments of dividends	(11,882)	(11,701)
Excess tax benefits from stock-based compensation	117	227
Net cash used in financing activities	(14,632)	(20,333)

Net change in cash and cash equivalents	39,678	2,608
Cash and cash equivalents at beginning of period	94,156	54,714
Cash and cash equivalents at end of period	$133,834	$57,322

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 23, 2009 and June 24, 2009 and for the thirteen week periods ended September 23, 2009 and September 24, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands.  At September 23, 2009, we owned, operated, or franchised 1,699 restaurants in the United States and 28 countries and two territories outside of the United States. We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC, an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity.

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

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 24, 2009 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

In connection with preparation of the consolidated financial statements, we evaluated subsequent events after September 23, 2009 through the date and time the financial statements were issued on November 2, 2009.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 8.0 million stock options and restricted share awards outstanding at September 23, 2009 and 7.6 million stock options and restricted share awards outstanding at September 24, 2008 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. OTHER GAINS AND CHARGES

In the first quarter of fiscal 2010, we recorded $2.0 million in lease termination charges related to restaurants closed in prior years and $0.5 million in severance and other benefits resulting from organizational changes initiated in fiscal 2009.

In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

4. SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases. As of September 23, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first quarter of fiscal 2010. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We have currently placed a moratorium on share repurchases; however, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.  In the first quarter of fiscal 2010, we paid dividends of $11.9 million, or $0.11 per share, to common stock shareholders.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2010 and 2009 are as follows (in thousands):

	September 23, 2009	September 24, 2008

Income taxes, net of refunds	$158	$9,340
Interest, net of amounts capitalized	2,075	5,152

Non-cash investing activities for the first quarter of fiscal 2010 and 2009 are as follows (in thousands):

	September 23, 2009	September 24, 2008

Retirement of fully depreciated assets	$30,835	$39,617

6. FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash balances included within prepaid expenses and other, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and restricted cash approximates their carrying amounts. The fair value of the 5.75% notes is based on quoted market prices. The carrying value and fair value of the 5.75% notes at September 23, 2009 was $289.3 million and $284.9 million, respectively.

7. CONTINGENCIES

As of September 23, 2009, we remain secondarily liable for lease payments totaling $184.3 million as a result of the sale of Macaroni Grill, other brands and restaurants in previous periods. This amount represents the maximum potential liability of future payments under the guarantees.  These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2010 through fiscal 2023.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 23, 2009.

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

	Thirteen Week Periods Ended
	September 23,	September 24,
	2009	2008

Revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of sales	28.2%	28.4%
Restaurant expenses	58.5%	58.8%
Depreciation and amortization	5.0%	4.2%
General and administrative	4.6%	4.0%
Other gains and charges	0.4%	0.5%
Total operating costs and expenses	96.7%	95.9%

Operating income	3.3%	4.1%

Interest expense	0.9%	0.9%
Other, net	(0.3)%	(0.1)%

Income before provision for income taxes	2.7%	3.3%
Provision for income taxes	0.7%	0.9%

Net income	2.0%	2.4%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2010 (excluding Macaroni Grill).

	First Quarter		Total Open at End		Projected
	Openings		Of First Quarter		Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2010	2009	2010
Chili’s:
Company-owned	—	7	857	894	—
Domestic Franchised	6	10	439	410	13-16
Total	6	17	1,296	1,304	13-16

On The Border:
Company-owned	—	—	122	131	1
Domestic Franchised	1	3	31	33	1-3
Total	1	3	153	164	2-4

Maggiano’s	—	—	44	42	1

International: (a)
Company-owned	—	1	—	6	—
Franchised	5	10	206	169	30-35
Total	5	11	206	175	30-35

Grand Total	12	31	1,699	1,685	46-56

(a)          At the end of the first quarter of fiscal 2010, international franchised restaurants by brand included 197 Chili’s and nine On The Border restaurants.

At September 23, 2009, we owned the land and buildings for 224 of the 1,023 company-owned restaurants.  The net book values of the land and buildings associated with these restaurants totaled $178.2 million and $178.3 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 23, 2009 and September 24, 2008, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands.  At September 23, 2009, we owned, operated, or franchised 1,699 restaurants.  We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC, an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity.

Our results for the first quarter of fiscal 2010 reflect positive progress toward our goal of driving profitable growth over the long term.  The economic environment continues to challenge the casual dining industry and its customers; however, we continue to take actions that will strengthen our business model and enhance our ability to provide strong results in all operating environments. We are focused on initiatives that will improve our products and increase efficiency while maintaining our position as an industry leader.  We believe that economic factors will continue to negatively impact consumer confidence and put pressure on spending.  Negative traffic trends in the industry indicate that casual dining customers are limiting discretionary spending by reducing the frequency of their visits to our restaurants or scaling back on check totals. Despite these challenges we have experienced positive results from our short-term initiatives.  We will continually evaluate how we manage the business and make necessary changes in response to competition and the economic factors affecting the business.

Our goal is to take actions that will enable us to strengthen the balance sheet and improve operating profit.  We are exhibiting discipline in our capital allocation and are taking steps to create sustainable margin improvements through cost controls and operational efficiencies.  These steps will help maintain the health of our balance sheet and will provide the stable financial base needed to maintain our business through a depressed operating environment.  Additionally, we are stimulating sales growth through promotional activities that provide an excellent value to our guests.  These promotions provide a positive impact to sales; however, we will continue to focus our efforts on improvements that provide an opportunity for a long-term sustainable impact to the business.  We are improving existing menu items and creating new offerings that we believe will drive sales and profit growth.  We are achieving profit improvements through a disciplined approach to operations, including effective management of food costs, labor productivity and fixed costs.  Our emphasis on the operations of our existing restaurants has resulted in lower turnover which has positively impacted labor cost and efficiency.  We have taken steps to solidify our cash flows to provide the necessary flexibility to address current challenges and provide necessary short-term liquidity.  Company-owned new restaurant development in fiscal 2010 is minimal; however, we will continue development under our international joint venture arrangement.  Enhanced free cash flows resulting from our financial discipline will allow us to reduce our debt levels and will provide flexibility for further debt reductions.

We are committed to strategies and initiatives that are centered on sales and profit growth, enhanced employee engagement and improving the guest experience.  Our priority is to strengthen our brands and build on the long-term health of the company by differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world.  However, we will monitor the results closely as well as the current business environment in order to pace the implementation of our initiatives appropriately.

We strongly believe the investments we are making in our current initiatives will strengthen our brands and allow us to improve our competitive position and deliver profitable growth over the long term for our shareholders.  For example, we believe that the unique and delicious food and signature drinks; the new flavors and offerings we continue to create at each of our brands; and the warm, welcoming and revitalized atmospheres will give our guests new reasons to dine with us more often. Another top area of focus remains creating a culture of hospitality that will differentiate our brands from all others in the industry.  We are investing in team member training at all levels that will empower our team to enhance the guest experience.  We believe that superior performance in this area will provide guests a reason to make our brands their preferred choice when dining out.  We have completed the combination of the Chili’s and On the Border leadership teams.  This change has streamlined decision making, enhanced sharing of best practices and has leveraged our talent across the portfolio.  We believe this structure will further enhance our focus on actions that will improve the guest experience.  And, with growing economic pressures in the United States and globally, international expansion allows further diversification of our portfolio, enabling us to build strength in a variety of markets and economic conditions.  Our growth will be driven by cultivating relationships with franchisees and joint venture partners.  Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs.  Our top priority remains increasing profitable traffic over time.  We believe that this focus, combined with discipline around the use of capital and efficient management of operating expenses, will enable us to maintain our position as an industry leader.  We remain confident in the financial health of our company, the long-term prospects of the industry as well as in our ability to perform effectively in a competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the first quarter of fiscal 2010 decreased to $778.1 million, a 21.0% decrease from the $984.4 million generated for the same quarter of fiscal 2009. The decrease in revenue was primarily attributable to a decrease in comparable restaurant sales across all brands as well as net declines in capacity as follows:

	Thirteen Week Period Ended September 23, 2009
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(6.0)%	1.8%	(2.5)%	(18.6)%

Chili’s	(6.0)%	1.9%	(2.4)%	(3.7)%

On The Border	(5.1)%	2.2%	(4.1)%	(7.4)%

Maggiano’s	(6.6)%	0.9%	(2.0)%	4.8%

	Thirteen Week Period Ended September 24, 2008
	Comparable Sales	Price Increase	Mix Shift	Capacity

Brinker International	(4.0)%	3.2%	(1.0)%	(4.1)%

Chili’s	(3.0)%	3.3%	(0.8)%	(3.4)%

On The Border	(3.3)%	4.0%	(0.7)%	0.6%

Maggiano’s	(3.3)%	2.4%	(2.3)%	2.4%

Macaroni Grill	(9.0)%	2.9%	(1.2)%	(11.2)%

Comparable restaurant sales for the first quarter of fiscal 2010 decreased 6.0% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic and unfavorable product mix shifts across all brands, partially offset by an increase in menu prices at all brands.

Our capacity decreased 18.6% for the first quarter of fiscal 2010 (as measured by average-weighted sales weeks) compared to the same quarter of the prior year. The reduction in capacity is primarily due to the sale of 198 restaurants (189 of which were Macaroni Grills) and 49 restaurant closures (three of which were Macaroni Grills) since the first quarter of fiscal 2009, partially offset by the development of new company-owned restaurants. Including the impact of Macaroni Grill and restaurant sales to franchisees, we experienced a net decrease of 243 company-owned restaurants since September 24, 2008.

Royalty revenues from franchisees decreased approximately 7.2% to $15.4 million in the first quarter of fiscal 2010 compared to $16.6 million in the prior year. The decrease is primarily due to the sale of Macaroni Grill.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 28.2% for the first quarter of fiscal 2010 from 28.4% in the prior year.  Cost of sales was positively impacted in the current quarter by menu item changes and menu price increases, partially offset by the impact of promotions and unfavorable commodity price changes primarily in dairy, chicken and beef.

Restaurant expenses, as a percent of revenues, decreased to 58.5% for the first quarter of fiscal 2010 as compared to 58.8% in the same period of the prior year. The decrease was primarily driven by lower utility and pre-opening expenses, partially offset by increased restaurant labor costs.

Depreciation and amortization decreased $2.3 million for the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 primarily driven by fully depreciated assets and restaurant closures.  These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses decreased $3.8 million, or 9.7%, for the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. The decrease is primarily due to reduced salary expense from lower headcount driven by organizational changes, the sale of Macaroni Grill and income related to transitional services provided to Macaroni Grill that offset the internal cost of providing the services, partially offset by increased insurance expense.

In the first quarter of fiscal 2010, we recorded $2.0 million in lease termination charges related to restaurants closed in prior years and a $0.5 million charge for severance and other benefits resulting from organizational changes initiated in fiscal 2009. In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

Interest expense was $6.9 million for the first quarter of fiscal 2010 compared to $9.5 million for the first quarter of the prior year.  The decrease in interest expense is primarily due to lower average borrowing balances on our credit facilities and lower interest rates on our debt carrying variable interest rates.

INCOME TAXES

The effective income tax rate decreased to 26.1% for the first quarter of fiscal 2010 compared to 26.5% for the same quarter of last year due to leverage from FICA tip credits.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations.  We expect our ability to generate solid cash flows from operations to continue into the future.  Net cash provided by operating activities for the first quarter of fiscal 2010 increased to approximately $66.4 million compared to $53.4 million in the prior year primarily due to the timing of operational receipts and payments partially offset by a decline in operating profitability driven by the sale of Macaroni Grill, depressed market conditions and restaurant closures.

Capital expenditures consist of ongoing remodel investments, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure, new restaurants under construction, and purchases of land for future restaurant sites.  Capital expenditures were $13.5 million for the first quarter of fiscal 2010 compared to $31.3 million for the same quarter of fiscal 2009. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurant development and remodel investments in the first quarter of fiscal 2010 compared to prior year. We estimate that our capital expenditures during fiscal 2010 will be approximately $85 million and will be funded entirely by cash from operations.

The working capital deficit decreased to $6.1 million at September 23, 2009 from $39.7 million at June 24, 2009 primarily due to seasonal variation in sales and related operational expenditures as well as the retention of cash to maximize our liquidity position.

We paid dividends of $11.9 million, or $0.11 per share, to common stock shareholders in September 2009.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of September 23, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first quarter of fiscal 2010. We have currently placed a moratorium on share repurchases but, in the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

As of September 23, 2009, we have $250 million available to us under our revolving credit facility and we are in compliance with all financial debt covenants.

In fiscal 2009, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook.  However, Moody’s downgraded our corporate family rating to Ba1 (non-investment grade) and our senior unsecured note rating to Ba2 (non-investment grade) with a stable outlook. Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s. We currently plan to utilize available free cash flow to reduce our debt balance while maintaining sufficient capital to implement our current initiatives. We have curtailed virtually all domestic company-owned new restaurant development in fiscal 2010, placed a moratorium on all share repurchase activity, and kept dividends stable to ensure we maintain adequate cash flow to meet our current obligations and continue to pay down debt.

Our three-year term loan agreement expires in October 2010. Subsequent to the end of the first quarter, we repaid $50.0 million bringing the outstanding balance to $340.0 million.  Based on our current credit rating, we are paying interest at a rate of LIBOR plus 0.95% (1.20%).  In the event we refinance all or part of the remaining term loan balance at the maturity date, interest rates will be subject to current market conditions and will likely increase.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 820-10, an amendment to ASC 820, “Fair Value Measurements and Disclosures,” which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, ASC Subtopic 820-10 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, ASC Subtopic 820-10 is effective for fiscal years beginning after November 15, 2008, which required that we adopt these provisions in the first quarter of fiscal 2010. The adoption of ASC Subtopic 820-10 did not have a material impact on our financial statements.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations.”  All business combinations will be accounted for by applying the acquisition method. ASC Topic 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value.  ASC Topic 805 is effective for annual reporting periods beginning on or after December 15, 2008, which required that we adopt these provisions beginning in the first quarter of fiscal 2010 for business combinations occurring on or after the effective date.

In June 2008, the FASB issued ASC Subtopic 260-10, an amendment to ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends that are paid or unpaid are participating securities and shall be included in the computation of earnings per share based on the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. ASC Subtopic 260-10 is effective for fiscal years beginning after December 15, 2008, which required us to adopt these provisions in the first quarter of fiscal 2010. The adoption of ASC Subtopic 260-10 did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles (“GAAP”),” which establishes the FASB ASC as the single official source of authoritative, nongovernmental U.S. GAAP.  The ASC did not change GAAP but reorganizes the literature.  ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009, which required us to adopt these provisions in the first quarter of fiscal 2010.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 23, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties.  We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 24, 2009 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.  We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

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

•      The impact of the global economic crisis on our business and financial results in fiscal 2010 and the material affect of a prolonged recession on our future results.

•     The impact of the current economic crisis on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•      The risk inflation may increase our operating expenses.

•      The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•      Increases in energy costs and the impact on our profitability.

•      Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•     Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•      The inability to meet our growth plan and the impact on our profitability in the future.

•      The importance of the success of our franchisees to our future growth.

•      The general decrease in sales volumes during winter months.

•      Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•      Dependence on information technology and any material failure of that technology impairing our ability to efficiently operate our business.

•      Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•      The impact of disruptions in the financial markets on the availability and cost of credit and consumer spending patterns.

•      Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill possibly adversely affecting our financial position and results of operations.

•      Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, possibly causing us to incur impairment charges on certain long-lived assets.

•     Failure to protect the integrity and security of individually identifiable data of our guests and teammates possibly exposing us to litigation and damage our reputation.

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

Item 1A. RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 24, 2009.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2010 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 25, 2009 through July 29, 2009	21	$17.40	—	$59,797
July 30, 2009 through August 26, 2009	101,084	$14.36	—	$59,797
August 27, 2009 through September 23, 2009	93,035	$14.69	—	$59,797
	194,140	$14.52	—

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

BRINKER INTERNATIONAL, INC.

Date: November 2, 2009	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2009	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)