Form 10-Q
period 2009-12-23
BRINKER INTERNATIONAL INC
filed 2010-02-01
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 23, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2010
Common Stock, $0.10 par value	102,467,051 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 23, 2009	June 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,311	$94,156
Accounts receivable	93,149	49,509
Inventories	32,278	36,709
Prepaid expenses and other	58,337	96,436
Income taxes receivable	4,378	41,620
Deferred income taxes	26,622	50,785

Total current assets	325,075	369,215

Property and Equipment at Cost:
Land	199,992	205,483
Buildings and leasehold improvements	1,549,207	1,577,694
Furniture and equipment	609,503	648,677
Construction-in-progress	8,648	10,559

	2,367,350	2,442,413
Less accumulated depreciation and amortization	(1,058,183)	(1,042,061)

Net property and equipment	1,309,167	1,400,352

Other Assets:
Goodwill	129,877	130,719
Deferred income taxes	49,756	—
Other	46,492	48,661

Total other assets	226,125	179,380

Total assets	$1,860,367	$1,948,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$251,913	$1,815
Accounts payable	114,125	121,483
Accrued liabilities	327,468	285,584

Total current liabilities	693,506	408,882

Long-term debt, less current installments	338,630	727,447
Deferred income taxes	—	4,295
Other liabilities	163,828	161,399
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 102,490,861 shares outstanding at December 23, 2009, and 176,246,649 shares issued and 102,124,842 shares outstanding at June 24, 2009	17,625	17,625
Additional paid-in capital	461,604	463,980
Retained earnings	1,845,684	1,834,307

	2,324,913	2,315,912
Less treasury stock, at cost (73,755,788 shares at December 23, 2009 and 74,121,807 shares at June 24, 2009)	(1,660,510)	(1,668,988)

Total shareholders’ equity	664,403	646,924

Total liabilities and shareholders’ equity	$1,860,367	$1,948,947

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2009	December 24, 2008	December 23, 2009	December 24, 2008
Revenues	$781,853	$949,425	$1,559,934	$1,933,832

Operating Costs and Expenses:
Cost of sales	225,854	268,001	445,331	546,968
Restaurant expenses	437,947	550,696	893,029	1,129,823
Depreciation and amortization	38,227	40,647	77,096	81,803
General and administrative	33,093	39,088	69,017	78,852
Other gains and charges	18,830	85,149	21,617	90,102

Total operating costs and expenses	753,951	983,581	1,506,090	1,927,548

Operating income (loss)	27,902	(34,156)	53,844	6,284

Interest expense	6,812	10,535	13,760	19,992
Other, net	(1,692)	(193)	(4,034)	(1,565)

Income (loss) before tax expense (benefit)	22,782	(44,498)	44,118	(12,143)
Income tax expense (benefit)	4,458	(22,734)	10,027	(14,160)

Net income (loss)	$18,324	$(21,764)	$34,091	$2,017

Basic net income (loss) per share	$0.18	$(0.21)	$0.33	$0.02

Diluted net income (loss) per share	$0.18	$(0.21)	$0.33	$0.02

Basic weighted average shares outstanding	102,481	101,841	102,362	101,735

Diluted weighted average shares outstanding	102,994	102,278	103,005	102,520

Cash dividends per share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	December 23, 2009	December 24, 2008
Cash Flows from Operating Activities:
Net income	$34,091	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,096	81,803
Restructure charges and other impairments	24,805	50,732
(Gain) Loss on sale of assets	(3,565)	39,692
Stock-based compensation	8,464	9,152
Deferred income taxes	(30,090)	3,463
Earnings on equity investments	(125)	(489)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(41,296)	(47,437)
Inventories	3,947	(6,665)
Prepaid expenses and other	7,450	4,880
Current income taxes	37,113	(38,384)
Other assets	764	478
Accounts payable	(3,944)	(40,393)
Accrued liabilities	38,956	28,470
Other liabilities	2,598	7,499

Net cash provided by operating activities	156,264	94,818

Cash Flows from Investing Activities:
Payments for property and equipment	(24,950)	(59,597)
Proceeds from sale of assets	21,040	89,026
Decrease (Increase) in restricted cash	29,749	(4,700)
Investment in equity method investee	—	(8,171)

Net cash provided by investing activities	25,839	16,558

Cash Flows from Financing Activities:
Net payments on credit facilities	—	(68,000)
Payments on long-term debt	(140,544)	(592)
Purchases of treasury stock	(2,841)	(3,631)
Proceeds from issuances of treasury stock	469	2,074
Payments of dividends	(23,161)	(22,906)
Excess tax benefits from stock-based compensation	129	240

Net cash used in financing activities	(165,948)	(92,815)

Net change in cash and cash equivalents	16,155	18,561
Cash and cash equivalents at beginning of period	94,156	54,714

Cash and cash equivalents at end of period	$110,311	$73,275

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 23, 2009 and June 24, 2009 and for the thirteen week and twenty-six week periods ended December 23, 2009 and December 24, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 23, 2009, we owned, operated, or franchised 1,712 restaurants in the United States and 28 countries and two territories outside of the United States. We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity.

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

In connection with preparation of the consolidated financial statements, we evaluated subsequent events after December 23, 2009 through the date and time the financial statements were issued on February 1, 2010.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 7.9 million stock options and restricted share awards outstanding at December 23, 2009 and 9.2 million stock options and restricted share awards outstanding at December 24, 2008 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

3. SELF-INSURANCE PROGRAM

During the second quarter, we dissolved our wholly-owned captive insurance company which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted. The dissolution resulted in the reclassification of certain deferred tax balances including approximately $22.5 million classified as current taxes payable at December 23, 2009.

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 – inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.

•	Level 3 – inputs are unobservable and reflect our own assumptions.

(a) Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of long-lived assets semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value.

Included in other gains and charges in the consolidated statement of income for the second quarter of fiscal 2010 is a $15.2 million charge related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants that had a carrying value of $20.7 million. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. Our non-financial assets measured at fair value on a non-recurring basis were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use	$—	$—	$5,541	$5,541

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. The carrying value and fair value of the 5.75% notes at December 23, 2009 was $289.3 million and $287.5 million, respectively.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23,	December 24,	December 23,	December 24,
	2009	2008	2009	2008
Restaurant impairment charges	$15,174	$—	$15,174	$—
Restaurant closure charges	6,755	45,701	9,280	48,126
Severance and other benefits	1,205	—	1,738	—
Gains on the sale of assets, net	(3,545)	(3,562)	(3,545)	(3,814)
Charges related to the sale of Macaroni Grill	—	43,254	—	44,548
Other gains and charges, net	(759)	(244)	(1,030)	1,242

	$18,830	$85,149	$21,617	$90,102

In the second quarter of fiscal 2010, we recorded a $15.2 million charge related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants. The impairment charge was measured as the excess of the carrying amount of the long-lived assets over their fair value (see Note 4). Additionally, we recorded $6.8 million in charges primarily related to long-lived asset impairments resulting from the decision to close 12 company-owned restaurants. The decision to close the restaurants was based on a comprehensive analysis that examined restaurants not performing at required levels of return. Additionally, we incurred $1.2 million in severance and other benefits resulting from recent organizational changes. We also sold 21 restaurants to a franchisee for $19.0 million and recorded a gain of $2.8 million.

In the first quarter of fiscal 2010, we recorded $2.0 million in lease termination charges related to restaurants closed in prior years and $0.5 million in severance and other benefits resulting from organizational changes initiated in fiscal 2009.

In the second quarter of fiscal 2009, we recorded a $45.7 million charge primarily related to long-lived asset impairments of $44.2 million resulting from the decision to close 35 underperforming restaurants. In December 2008, we sold Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. We also recorded gains of $3.6 million related to the sale of nine restaurants to a franchisee and land sales.

In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 23, 2009	June 24, 2009
Term loan	$250,000	$390,000
5.75% notes	289,329	289,253
Capital lease obligations	51,214	50,009

	590,543	729,262
Less current installments	(251,913)	(1,815)

	$338,630	$727,447

At December 23, 2009, $250.0 million was outstanding on our three-year term loan agreement which expires in October 2010. The current interest rate on the term loan is LIBOR plus 0.95% (1.18%) based on our current credit rating. The entire outstanding balance has been classified as current in our consolidated balance sheet as of December 23, 2009. However, we are evaluating potential options including long-term refinancing and repayment of the outstanding balance. The long-term refinancing options we are considering include, but are not limited to, the utilization of our existing revolving credit facility. As of December 23, 2009, we have $250.0 million available to us under our revolving credit facility, which expires in February 2012. The interest rate on the revolving credit facility is LIBOR plus 3.25%. We are in compliance with all financial debt covenants.

7. SHAREHOLDERS’ EQUITY

The Board of Directors has authorized a total of $2,060.0 million of share repurchases. As of December 23, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first two quarters of fiscal 2010. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity. We paid dividends of $11.3 million, or $0.11 per share, to common stock shareholders in December 2009 and a total of $23.2 million, or $0.22 per share, to common stock shareholders year-to-date.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first two quarters of fiscal 2010 and 2009 are as follows (in thousands):

	December 23, 2009	December 24, 2008
Income taxes, net of refunds	$3,240	$19,306
Interest, net of amounts capitalized	12,278	15,370

Non-cash investing activities for the first two quarters of fiscal 2010 and 2009 are as follows (in thousands):

	December 23, 2009	December 24, 2008
Retirement of fully depreciated assets	$35,884	$43,951

9. CONTINGENCIES

As of December 23, 2009, we remain secondarily liable for lease payments totaling $181.1 million resulting from the sale of restaurants to franchisees and brand divestitures. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2010 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 23, 2009.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23,	December 24,	December 23,	December 24,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	28.9%	28.2%	28.5%	28.3%
Restaurant expenses	56.0%	58.0%	57.3%	58.4%
Depreciation and amortization	4.9%	4.3%	4.9%	4.2%
General and administrative	4.2%	4.1%	4.4%	4.1%
Other gains and charges	2.4%	9.0%	1.4%	4.7%

Total operating costs and expenses	96.4%	103.6%	96.5%	99.7%

Operating income (loss)	3.6%	(3.6)%	3.5%	0.3%

Interest expense	0.9%	1.1%	0.9%	1.0%
Other, net	(0.2)%	0.0%	(0.2)%	(0.1)%

Income (loss) before tax expense (benefit)	2.9%	(4.7)%	2.8%	(0.6)%
Income tax expense (benefit)	0.6%	(2.4)%	0.6%	(0.7)%

Net income (loss)	2.3%	(2.3)%	2.2%	0.1%

The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2010 (excluding Macaroni Grill).

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2010	2009	2010	2009	2010
Chili’s:
Company-owned	—	—	—	7	835	885	—
Domestic Franchised	26	10	32	20	465	427	11-14

Total	26	10	32	27	1,300	1,312	11-14

On The Border:
Company-owned	1	—	1	—	122	129	1
Domestic Franchised	—	2	1	5	31	31	1-3

Total	1	2	2	5	153	160	2-4

Maggiano’s:	—	1	—	1	44	43	1

International:(a)
Company-owned	—	1	—	2	—	7	—
Franchised	10	13	15	23	215	182	30-35

Total	10	14	15	25	215	189	30-35

Grand Total (b)	37	27	49	58	1,712	1,704	44-54

(a)	At the end of the second quarter of fiscal 2010, international franchised restaurants by brand included 204 Chili’s, ten On The Border’s and one Maggiano’s restaurant.
(b)	As of December 24, 2008, we owned two Macaroni Grill restaurants which have been excluded from the total restaurants. The restaurants were subsequently closed in June 2009.

At December 23, 2009, we owned the land and buildings for 220 of the 1,001 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $175.8 million and $172.8 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 23, 2009 and December 24, 2008, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 23, 2009, we owned, operated, or franchised 1,712 restaurants. We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC (“Mac Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity.

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing employee engagement and providing superior hospitality. Our strategies will allow us to enhance the long-term health of the company by differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world. We will continue to take actions that will allow us to maintain a strong balance sheet and enhance our ability to provide results in all operating environments. We will monitor our results and the current business environment closely in order to pace the implementation of our initiatives appropriately and to ensure we maintain financial flexibility.

Our results for the second quarter of fiscal 2010 reflect positive progress toward our goal of driving profitable growth over the long term; however, current economic conditions remain difficult. We believe that economic factors will continue to negatively impact the casual dining industry and consumer spending. Traffic trends in the industry indicate that casual dining customers are limiting discretionary spending by reducing the frequency of their visits to our restaurants or scaling back on check totals. Despite these economic challenges we have experienced positive results from our initiatives, including recent improvement in guest counts. We will continually evaluate how we manage the business and make necessary changes in response to competition and the economic factors affecting the business.

We are stimulating sales growth through new or improved product offerings and promotions that provide an excellent value to our guests. We have recently completed a significant transformation of our menu at Chili’s by introducing new items and enhancing the quality of existing items. Our recent promotions were successful in providing a positive impact to sales and providing a platform to introduce new menu items. We believe that our menu changes will result in sustainable sales and profit growth by increasing guest loyalty and traffic. We are achieving profit improvements through a disciplined approach to operations, including effective management of food costs, labor productivity and fixed costs. Our emphasis on the operations of our existing restaurants has resulted in lower turnover which has positively impacted labor cost, efficiency and service quality. We are exhibiting discipline in our capital allocation by virtually curtailing all domestic company-owned new restaurant development in fiscal 2010; however, we will continue to invest in our existing restaurants and develop new restaurants under our international joint venture arrangement. We have solidified our cash flows to provide the necessary flexibility to address current challenges and provide necessary short-term liquidity. We have utilized free cash flow resulting from our financial discipline to reduce our debt levels and to provide flexibility for further debt reductions or investment in projects that will positively impact the business and enhance shareholder returns. These steps will help maintain the health of our balance sheet and will provide the stable financial base needed to support our business.

We strongly believe the investments we are making in our current initiatives will strengthen our brands and allow us to improve our competitive position and deliver profitable growth over the long term for our shareholders. For example, we believe that the unique and delicious food and signature drinks; the new flavors and offerings we continue to create at each of our brands; and the warm, welcoming and revitalized atmospheres will drive positive sales growth and guest loyalty. Another top area of focus remains creating a culture of hospitality that will differentiate our brands from all others in the industry. We are investing in team member training at all levels that will empower our team to enhance the guest experience. We believe that superior customer service will provide a competitive advantage. We believe that recent management changes will promote innovation, enhance sharing of best practices and leverage our talent across our brands. With growing economic pressures in the United States and globally, international expansion allows further diversification of our portfolio, enabling us to build strength in a variety of markets and economic conditions. Our growth will be driven by cultivating relationships with franchisees and joint venture partners. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profit growth over time. We believe that this focus, combined with discipline around the use of capital and efficient management of operating expenses, will enable us to maintain our position as an industry leader. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the second quarter of fiscal 2010 decreased to $781.9 million, a 17.6% decrease from the $949.4 million generated for the same quarter of fiscal 2009. Revenues for the twenty-six week period ended December 23, 2009 were $1,559.9 million, a 19.3% decrease from the $1,933.8 million generated for the same period in fiscal 2009. The decrease in revenue was primarily attributable to net declines in capacity at company-owned restaurants as well as a decrease in comparable restaurant sales across all brands as follows:

	Thirteen Week Period Ended December 23, 2009
	Capacity	Price Increase	Mix Shift	Comparable Sales
Brinker International	(17.7)%	1.2%	(1.7)%	(3.1)%
Chili’s	(4.0)%	1.2%	(1.3)%	(3.2)%
On The Border	(6.8)%	2.3%	(4.3)%	(4.7)%
Maggiano’s	3.6%	0.5%	(2.2)%	(1.6)%

	Thirteen Week Period Ended December 24, 2008
	Capacity	Price Increase	Mix Shift	Comparable Sales
Brinker International	(3.3)%	2.9%	(1.7)%	(5.4)%
Chili’s	0.1%	3.3%	(1.7)%	(4.2)%
On The Border	(3.5)%	2.6%	(1.5)%	(3.7)%
Maggiano’s	3.6%	1.6%	(2.3)%	(6.9)%
Macaroni Grill(1)	(18.1)%	2.7%	(1.0)%	(10.6)%

	Twenty-Six Week Period Ended December 23, 2009
	Capacity	Price Increase	Mix Shift	Comparable Sales
Brinker International	(18.2)%	1.6%	(2.2)%	(4.6)%
Chili’s	(3.9)%	1.7%	(2.0)%	(4.7)%
On The Border	(7.8)%	2.2%	(4.1)%	(4.9)%
Maggiano’s	4.2%	0.7%	(2.0)%	(3.8)%

	Twenty-Six Week Period Ended December 24, 2008
	Capacity	Price Increase	Mix Shift	Comparable Sales
Brinker International	(3.7)%	3.1%	(1.4)%	(4.7)%
Chili’s	(1.7)%	3.3%	(1.2)%	(3.6)%
On The Border	(1.5)%	3.5%	(1.2)%	(3.5)%
Maggiano’s	3.0%	2.0%	(2.3)%	(5.3)%
Macaroni Grill(1)	(14.6)%	2.8%	(1.1)%	(9.8)%

(1)	Macaroni Grill capacity and comparable restaurant sales for the quarter and year-to-date periods ended December 24, 2008 include the impact through the sale date of December 18, 2008.

Our capacity decreased 17.7% for the second quarter of fiscal 2010 (as measured by average-weighted sales weeks) compared to the same quarter of the prior year. The reduction in capacity was primarily due to the sale of 189 Macaroni Grill restaurants at the end of the second quarter of fiscal 2009. The decline in capacity was also due to 47 restaurant closures and the sale of 21 Chili’s restaurants to a franchisee since the second quarter of fiscal 2009. Including the impact of Macaroni Grill and restaurant sales to franchisees, we experienced a net decrease of 254 company-owned restaurants since December 24, 2008.

Comparable restaurant sales for the second quarter of fiscal 2010 decreased 3.1% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic for Chili’s and On the Border and unfavorable product mix shifts across all brands, partially offset by an increase in menu prices at all brands.

Royalty revenues from franchisees increased slightly to $15.9 million in the second quarter of fiscal 2010 compared to $15.8 million in the prior year. For the year-to-date period, royalty revenues from franchisees decreased 3.4% to $31.3 million compared to $32.4 million in fiscal 2009. The decrease is primarily due to the sale of Macaroni Grill, partially offset by the net addition of 69 franchised restaurants since December 24, 2008. Franchise and development fee revenues increased to approximately $1.4 million and $1.8 million for the second quarter and year-to-date periods as compared to $1.3 million and $1.7 million in the respective prior year periods primarily due to the sale of 21 restaurants to a franchisee in fiscal 2010.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 28.9% for the second quarter of fiscal 2010 from 28.2% in the prior year and to 28.5% for the year-to-date period from 28.3% in the prior year. Cost of sales was negatively impacted by promotions and unfavorable commodity prices primarily in poultry, produce, and dairy products, partially offset by favorable menu price changes and operational efficiencies.

Restaurant expenses, as a percent of revenues, decreased to 56.0% for the second quarter of fiscal 2010 from 58.0% in the prior year and to 57.3% for the year-to-date period from 58.4% in the prior year. The decrease was primarily driven by reduced labor, utility expenses and the receipt of a $3.3 million credit card class action lawsuit settlement.

Depreciation and amortization decreased $2.4 million for the second quarter of fiscal 2010 and $4.7 million for the year-to-date period of fiscal 2010 compared to the same periods of the prior year primarily driven by an increase in fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses decreased $6.0 million, or 15.3%, for the second quarter of fiscal 2010 and $9.8 million, or 12.5%, for the year-to-date period of fiscal 2010 as compared to the same periods of fiscal 2009. The decreases were primarily due to reduced salary expense from lower headcount driven by organizational changes, the sale of Macaroni Grill and income related to transitional services provided to Macaroni Grill that offset the internal cost of providing the services.

Other gains and charges in fiscal 2010 included a $15.2 million charge related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants based on the excess of the carrying amount of the long-lived assets over the estimated fair value. Additionally, we incurred $6.8 million in charges primarily related to long-lived asset impairments resulting from the decision to close 12 company-owned restaurants based on a comprehensive analysis that examined restaurants not performing at required levels of return. We also incurred $1.2 million in severance and other benefits resulting from recent organizational changes. These charges were partially offset by gains of $3.5 million related to the sale of 21 restaurants to a franchisee and land sales. In the first quarter of fiscal 2010, we recorded $2.0 million in lease termination charges related to restaurants closed in prior years and a $0.5 million charge for severance and other benefits resulting from organizational changes initiated in fiscal 2009.

Other gains and charges in fiscal 2009 included a $45.7 million charge primarily related to long-lived asset impairments resulting from the decision to close 35 underperforming restaurants. In December 2008, we sold Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. We also recorded gains of $3.6 million related to the sale of nine restaurants to a franchisee and land sales during the quarter. In the first quarter of fiscal 2009, we recorded $2.0 million in lease termination charges, a $1.7 million charge related to uninsured hurricane damage and a $1.3 million charge for expenses associated with the sale of Macaroni Grill.

Interest expense was $6.8 million for the second quarter of fiscal 2010 and $13.8 million for the year-to date period of fiscal 2010 compared to $10.5 million for the second quarter and $20.0 million for the year-to-date period of the prior year. The decrease in interest expense is primarily due to lower average borrowing balances on our credit facilities and lower interest rates on our debt carrying variable interest rates.

Other, net increased $1.5 million and $2.5 million for the second quarter and year-to-date periods of fiscal 2010 primarily due to lease income from Mac Acquisition as part of the sale agreement.

INCOME TAXES

The effective income tax rate increased to an expense of 19.6% and 22.7% for the second quarter and year-to-date periods of fiscal 2010 compared to a benefit of 51.1% and 116.6% for the second quarter and year-to-date periods of fiscal 2009. The change in the tax rate is primarily due to the loss on the sale of Macaroni Grill and charges for long-lived asset impairments in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from our restaurant operations. We expect our ability to generate solid cash flows from operations to continue into the future. Net cash provided by operating activities for the first two quarters of fiscal 2010 increased to approximately $156.3 million compared to $94.8 million in the prior year primarily due to the timing of income tax payments as well as operational payments and receipts, partially offset by a decline in operating profitability driven by the sale of Macaroni Grill, depressed market conditions and restaurant closures.

Capital expenditures consist of ongoing remodel investments, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure, and new restaurants under construction. Capital expenditures were $25.0 million for the first two quarters of fiscal 2010 compared to $59.6 million for the same period of fiscal 2009. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurant development and remodel investments in the first two quarters of fiscal 2010 compared to the same period of prior year. We estimate that our capital expenditures during fiscal 2010 will be approximately $85 million and will be funded entirely by cash from operations.

Excluding the impact of the reclassification of $250.0 million in long-term debt to current in the second quarter of fiscal 2010, the working capital deficit increased to $118.4 million at December 23, 2009 from $39.7 million at June 24, 2009 primarily due to payments made on long-term debt and the timing of income tax payments, partially offset by an increase in accounts receivable due to third party gift card sales during the holiday season.

We paid dividends of $11.3 million, or $0.11 per share, to common stock shareholders in December 2009 and a total of $23.2 million, or $0.22 per share, to common stock shareholders year-to-date.

During the second quarter, we dissolved our wholly-owned captive insurance company which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted. We also sold 21 Chili’s restaurants to a franchisee during the second quarter for $19.0 million.

We have evaluated ways to monetize the value of our owned real estate and determined that the alternatives considered are more costly than other financing options currently available due to a combination of the income tax impact and higher effective borrowing rates.

The Board of Directors has authorized a total of $2,060.0 million in share repurchases, which has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of December 23, 2009, approximately $60 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first two quarters of fiscal 2010. We may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

During the second quarter, we repaid $140.0 million on our three-year term loan agreement bringing the outstanding balance to $250.0 million. The agreement expires in October 2010. As a result, the entire outstanding balance has been classified as current in our consolidated balance sheet as of December 23, 2009. However, we are evaluating potential options including long-term refinancing and repayment of the outstanding balance. The long-term refinancing options we are considering include, but are not limited to, the utilization of our existing revolving credit facility. As of December 23, 2009, we have $250 million available under the revolving credit facility, which expires in February 2012. The current interest rate on the term loan is LIBOR plus 0.95% (1.18%) based on our current credit rating. In the event we refinance all or part of the remaining term loan balance at the maturity date, interest rates will be subject to current market conditions and will likely increase. The interest rate on the revolving credit facility is LIBOR plus 3.25%. We are in compliance with all financial debt covenants.

In fiscal 2010, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook. Moody’s also reaffirmed our corporate family rating of Ba1 (non-investment grade) and our senior unsecured note rating of Ba2 (non-investment grade) with a stable outlook. Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s. We have curtailed virtually all domestic company-owned new restaurant development in fiscal 2010 and kept dividends stable to ensure we maintain adequate cash flow to meet our current obligations.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 23, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2010 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 24, 2009 through October 28, 2009	—	—	—	$59,797
October 29, 2009 through November 25, 2009	556	$14.64	—	$59,797
November 26, 2009 through December 23, 2009	1,051	$14.11	—	$59,797

	1,607	$14.29	—

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

Our Proxy Statement dated September 15, 2009 for the Annual Meeting of Shareholders held on October 29, 2009, as filed with the Securities and Exchange Commission on September 15, 2009, is incorporated herein by reference.

(a) The Annual Meeting of Shareholders of the Company was held on October 29, 2009.

(b) Each of the management’s nominees, as described in the Proxy Statement reference above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Number of Shares Voted
	For	Withheld
Douglas H. Brooks	87,117,828	6,597,157
Harriet Edelman	92,524,507	1,190,478
Marvin J. Girouard	88,023,355	5,691,630
John W. Mims	92,509,495	1,205,490
George R. Mrkonic	92,496,785	1,218,200
Erle Nye	92,537,503	1,177,482
Rosendo G. Parra	92,506,142	1,208,843
Cece Smith	92,562,340	1,152,645

(c) The following matter was also voted upon at the meeting and approved by the shareholders:

(i)	proposal to ratify the appointment of KPMG LLP as Independent Auditors for Fiscal 2010

For	Against	Abstain
88,564,626	5,130,993	19,365

Item 6.	EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: February 1, 2010	By:	/S/ DOUGLAS H. BROOKS
Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2010	By:	/S/ CHARLES M. SONSTEBY
Charles M. Sonsteby, Executive Vice President and Chief Financial Officer (Principal Financial Officer)