Form 10-Q
period 2010-03-24
BRINKER INTERNATIONAL INC
filed 2010-05-03
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 24, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, $0.10 par value	102,579,474 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 24, 2010	June 24, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,926	$94,156
Accounts receivable	42,742	48,557
Inventories	27,619	33,845
Prepaid expenses and other	51,659	90,218
Income taxes receivable	10,989	41,620
Deferred income taxes	20,018	50,785
Assets held for sale	162,020	170,133

Total current assets	496,973	529,314

Property and Equipment at Cost:
Land	168,156	173,758
Buildings and leasehold improvements	1,370,582	1,399,843
Furniture and equipment	543,962	579,290
Construction-in-progress	6,945	9,031

	2,089,645	2,161,922
Less accumulated depreciation and amortization	(952,107)	(914,142)

Net property and equipment	1,137,538	1,247,780

Other Assets:
Goodwill	124,090	124,932
Deferred income taxes	37,230	—
Other	44,331	46,921

Total other assets	205,651	171,853

Total assets	$1,840,162	$1,948,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$251,812	$1,815
Accounts payable	104,007	121,483
Accrued liabilities	303,791	285,406
Liabilities associated with assets held for sale	9,658	9,798

Total current liabilities	669,268	418,502

Long-term debt, less current installments	338,362	727,447
Deferred income taxes	—	4,295
Other liabilities	149,820	151,779

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock - 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 102,503,189 shares outstanding at March 24, 2010, and 176,246,649 shares issued and 102,124,842 shares outstanding at June 24, 2009	17,625	17,625
Additional paid-in capital	465,617	463,980
Retained earnings	1,859,553	1,834,307

	2,342,795	2,315,912
Less treasury stock, at cost (73,743,460 shares at March 24, 2010 and 74,121,807 shares at June 24, 2009)	(1,660,083)	(1,668,988)

Total shareholders’ equity	682,712	646,924

Total liabilities and shareholders’ equity	$1,840,162	$1,948,947

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009	March 24, 2010	March 25, 2009
Revenues	$713,380	$774,067	$2,115,438	$2,534,254

Operating Costs and Expenses:
Cost of sales	203,242	218,406	610,452	720,119
Restaurant expenses	390,523	418,477	1,185,962	1,437,441
Depreciation and amortization	33,307	35,887	102,972	108,977
General and administrative	32,079	35,246	99,535	111,066
Other gains and charges	4,350	15,322	25,299	95,558

Total operating costs and expenses	663,501	723,338	2,024,220	2,473,161

Operating income	49,879	50,729	91,218	61,093

Interest expense	6,498	7,452	20,258	27,444
Other, net	(864)	(664)	(4,523)	(2,201)

Income before income tax expense	44,245	43,941	75,483	35,850

Income tax expense	8,737	12,927	14,859	781

Income from continuing operations	35,508	31,014	60,624	35,069

Income from discontinued operations, net of taxes	4,490	3,989	13,465	1,951

Net income	$39,998	$35,003	$74,089	$37,020

Basic net income per share:
Income from continuing operations	$0.35	$0.30	$0.59	$0.34

Income from discontinued operations	$0.04	$0.04	$0.13	$0.02

Net income per share	$0.39	$0.34	$0.72	$0.36

Diluted net income per share:
Income from continuing operations	$0.35	$0.30	$0.59	$0.34

Income from discontinued operations	$0.04	$0.04	$0.13	$0.02

Net income per share	$0.39	$0.34	$0.72	$0.36

Basic weighted average shares outstanding	102,470	101,882	102,398	101,784

Diluted weighted average shares outstanding	103,357	102,752	103,122	102,598

Cash dividends per share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009
Cash Flows from Operating Activities:
Net income	$74,089	$37,020
Income from discontinued operations, net of taxes	(13,465)	(1,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,972	108,977
Restructure charges and other impairments	27,248	52,698
(Gain) Loss on sale of assets	(3,545)	39,399
Stock-based compensation	12,372	13,399
Deferred income taxes	(11,337)	14,866
Earnings on equity investments	(167)	(771)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	8,148	6,202
Inventories	5,660	(7,170)
Prepaid expenses and other	7,270	4,468
Current income taxes	30,500	(36,127)
Other assets	1,123	2,227
Accounts payable	(14,062)	(31,634)
Accrued liabilities	(2,163)	(45,872)
Other liabilities	(2,049)	4,086

Net cash provided by operating activities of continuing operations	222,594	159,817

Cash Flows from Investing Activities:
Payments for property and equipment	(31,602)	(70,494)
Proceeds from sale of assets	19,568	80,257
Decrease (Increase) in restricted cash	29,749	(4,752)
Investment in equity method investee	—	(8,171)

Net cash provided by (used in) investing activities of continuing operations	17,715	(3,160)

Cash Flows from Financing Activities:
Payments on long-term debt	(140,792)	(815)
Net payments on credit facilities	—	(129,812)
Purchases of treasury stock	(2,852)	(3,711)
Proceeds from issuances of treasury stock	1,111	2,117
Payments of dividends	(34,426)	(34,119)
Excess tax benefits from stock-based compensation	131	255

Net cash used in financing activities of continuing operations	(176,828)	(166,085)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	28,008	24,613
Net cash used in investing activities of discontinued operations	(3,719)	(3,172)

Net cash provided by discontinued operations	24,289	21,441

Net change in cash and cash equivalents	87,770	12,013
Cash and cash equivalents at beginning of period	94,156	54,714

Cash and cash equivalents at end of period	$181,926	$66,727

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 24, 2010 and June 24, 2009 and for the thirteen week and thirty-nine week periods ended March 24, 2010 and March 25, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 24, 2010, we owned, operated, or franchised 1,704 restaurants in the United States and 28 countries and two territories outside of the United States.

In March 2010, we entered into an agreement with OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, for the sale of On The Border. Beginning in the third quarter of fiscal 2010, On The Border has been presented as discontinued operations in the consolidated financial statements. See Note 3 for additional disclosures. We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC (“Mac Acquisition”), also an affiliate of Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity. Macaroni Grill’s operating results were included in continuing operations in the consolidated financial statements for fiscal 2009 (through the sale date of December 18, 2008).

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

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to fiscal 2010 presentation. These reclassifications have no effect on our net income or financial position as previously reported.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 7.3 million stock options and restricted share awards outstanding at March 24, 2010 and 8.3 million stock options and restricted share awards outstanding at March 25, 2009 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

BRINKER INTERNATIONAL INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In March 2010, we entered into an agreement with OTB Acquisition for the sale of On The Border for approximately $180 million in cash. The transaction is expected to close by the end of fiscal 2010, subject to customary closing procedures, and we anticipate recording a gain upon completion of the transaction. We will also provide corporate support services for the new entity through the end of fiscal 2011. As of March 24, 2010, the assets to be sold totaled approximately $162.0 million and consisted primarily of property and equipment of $145.5 million. The associated liabilities totaled approximately $9.7 million and consisted primarily of straight-line rent accruals of $9.4 million.

On The Border has been presented as discontinued operations in the consolidated financial statements. Discontinued operations includes only the revenues and expenses which can be specifically identified with On The Border and excludes any allocation of corporate costs, including general and administrative expenses. The results of On The Border consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009	March 24, 2010	March 25, 2009
Revenues	$80,142	$83,311	$238,018	$256,956

Restaurant closure charges	$1,250	$1,984	$2,091	$11,733
Severance and other	48	556	(126)	673

Other gains and charges	$1,298	$2,540	$1,965	$12,406

Income before income taxes from discontinued operations	6,369	5,269	19,249	1,217
Income tax expense (benefit)	1,879	1,280	5,784	(734)

Net income from discontinued operations	$4,490	$3,989	$13,465	$1,951

Restaurant closure charges in fiscal 2010 of $2.1 million include charges related to long-lived asset impairments and lease termination charges associated with the closure of three underperforming restaurants.

Restaurant closure charges in fiscal 2009 included a $9.0 million charge related to long-lived asset impairments, $1.0 million of lease termination charges resulting from the decision to close six underperforming restaurants and $1.6 million of lease termination charges associated with restaurants closed in prior years.

4. SELF-INSURANCE PROGRAM

In December 2009, we dissolved our wholly-owned captive insurance company which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted. The dissolution resulted in the reclassification of certain deferred tax balances, including approximately $22.5 million classified as current taxes payable at March 24, 2010.

BRINKER INTERNATIONAL INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS

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

Included in other gains and charges in the consolidated statement of income for fiscal 2010 is a $15.2 million charge related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants that had a carrying value of $20.7 million. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. Our non-financial assets measured at fair value on a non-recurring basis were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use	$—	$—	$5,541	$5,541

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. The carrying value and fair value of the 5.75% notes at March 24, 2010 was $289.4 million and $299.9 million, respectively.

BRINKER INTERNATIONAL INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009	March 24, 2010	March 25, 2009
Restaurant closure charges	$4,831	$ 9,635	$13,269	$48,012
Restaurant impairment charges	—	—	15,174	—
Severance and other benefits	75	4,890	1,813	4,890
Gains on the sale of assets	—	—	(3,545)	(3,855)
Charges related to the sale of Macaroni Grill	—	—	—	44,548
Other gains and charges, net	(556)	797	(1,412)	1,963

	$4,350	$15,322	$25,299	$95,558

Restaurant closure charges of $13.3 million in fiscal 2010 primarily include $4.0 million in lease termination charges recorded in the third quarter and $5.4 million in long-lived asset impairments recorded in the second quarter resulting from the decision to close nine underperforming restaurants. Also included is $2.4 million in lease termination charges recorded during the first six months related to restaurants closed in prior years.

Restaurant closure charges of $48.0 million in fiscal 2009 include $8.0 million in lease termination charges in the third quarter and $35.2 million in long-lived asset impairments recorded in the second quarter resulting from the closure of 29 underperforming restaurants. Also during fiscal 2009, we incurred charges associated with restaurants closed in prior years including $2.4 million in lease termination charges and a $1.0 million charge related to the decrease in the estimated sales value of land.

Restaurant impairment charges in fiscal 2010 consist of a $15.2 million impairment charge recorded in the second quarter related to 15 underperforming restaurants that are continuing to operate. The impairment charge was measured as the excess of the carrying amount of the long-lived assets over their fair value (see Note 5).

Gains on the sale of assets in fiscal 2010 include a $2.8 million gain from the sale of 21 restaurants to a franchisee for $19.0 million in cash and a $0.7 million gain from the sale of land. Gains on the sale of assets in fiscal 2009 include gains of $3.9 million related to the sale of nine restaurants to a franchisee and land sales.

In December 2008, we sold Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million. In the first quarter of fiscal 2009, we recorded a $1.2 million charge for expenses associated with the sale.

BRINKER INTERNATIONAL INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 24, 2010	June 24, 2009
Term loan	$250,000	$390,000
5.75% notes	289,367	289,253
Capital lease obligations	50,807	50,009

	590,174	729,262
Less current installments	(251,812)	(1,815)

	$338,362	$727,447

At March 24, 2010, $250.0 million was outstanding on our three-year term loan agreement which expires in October 2010. The current interest rate on the term loan is LIBOR plus 0.95% (1.20%) based on our current credit rating. The entire outstanding balance has been classified as current in our consolidated balance sheet as of March 24, 2010. As of March 24, 2010, $250.0 million is available under our revolving credit facility, which expires in February 2012. The interest rate on the revolving credit facility is LIBOR plus 3.25%. We are in compliance with all financial debt covenants.

8. SHAREHOLDERS’ EQUITY

In March 2010, the Board of Directors authorized a $250 million increase to our existing share repurchase program, bringing the total to $2,310.0 million. As of March 24, 2010, approximately $310 million was available under our share repurchase authorizations. We did not repurchase any common shares under our share repurchase plan during the first three quarters of fiscal 2010. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.

We paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders in March 2010 and a total of $34.4 million, or $0.33 per share, to common stock shareholders year-to-date. The fourth quarter dividend of $0.14 per share was declared in March 2010 and will be paid in July 2010.

BRINKER INTERNATIONAL INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2010 and 2009 are as follows (in thousands):

	March 24, 2010	March 25, 2009
Income taxes, net of refunds	$5,190	$19,759
Interest, net of amounts capitalized	13,647	25,925

Non-cash investing activities for the first three quarters of fiscal 2010 and 2009 are as follows (in thousands):

	March 24, 2010	March 25, 2009
Retirement of fully depreciated assets	$37,659	$36,053

10. CONTINGENCIES

As of March 24, 2010, we remain secondarily liable for lease payments totaling $173.6 million resulting from the sale of restaurants to franchisees and brand divestitures. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2010 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 24, 2010.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009	March 24, 2010	March 25, 2009
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	28.5%	28.2%	28.9%	28.4%
Restaurant expenses	54.7%	54.1%	56.0%	56.7%
Depreciation and amortization	4.7%	4.6%	4.9%	4.3%
General and administrative	4.5%	4.5%	4.7%	4.4%
Other gains and charges	0.6%	2.0%	1.2%	3.8%

Total operating costs and expenses	93.0%	93.4%	95.7%	97.6%

Operating income	7.0%	6.6%	4.3%	2.4%

Interest expense	0.9%	1.0%	0.9%	1.1%
Other, net	(0.1)%	(0.1)%	(0.2)%	(0.1)%

Income before income tax expense	6.2%	5.7%	3.6%	1.4%

Income tax expense	1.2%	1.7%	0.7%	0.0%

Income from continuing operations	5.0%	4.0%	2.9%	1.4%

Income from discontinued operations, net of taxes	0.6%	0.5%	0.6%	0.1%

Net income	5.6%	4.5%	3.5%	1.5%

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2010 (excluding Macaroni Grill).

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009	Fiscal 2010
Chili’s:
Company-owned	—	1	—	8	827	859	—
Domestic Franchised	3	3	35	23	466	430	12-13

Total	3	4	35	31	1,293	1,289	12-13

On The Border:
Company-owned	—	—	1	—	119	122	1
Domestic Franchised	—	—	1	5	30	28	2-3

Total	—	—	2	5	149	150	3-4

Maggiano’s:	1	1	1	2	44	44	1

International:(a)
Company-owned	—	—	—	2	—	7	—
Franchised	5	8	20	31	218	189	31-34

Total	5	8	20	33	218	196	31-34

Grand Total (b)	9	13	58	71	1,704	1,679	47-52

(a)	At the end of the third quarter of fiscal 2010, international franchised restaurants by brand included 206 Chili’s, 11 On The Border’s and one Maggiano’s restaurant.
(b)	As of March 25, 2009, we owned two Macaroni Grill restaurants which have been excluded from the total restaurants. The restaurants were subsequently closed in June 2009.

At March 24, 2010, we owned the land and buildings for 191 of the 871 company-owned restaurants (excluding On The Border). The net book values of the land and buildings associated with these restaurants totaled $148.1 million and $145.8 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 24, 2010 and March 25, 2009, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”), On The Border Mexican Grill & Cantina (“On The Border”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 24, 2010, we owned, operated, or franchised 1,704 restaurants. In March 2010, we entered into an agreement with OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, for the sale of On The Border. Beginning in the third quarter of fiscal 2010, On The Border has been presented as discontinued operations in the consolidated financial statements. We sold Romano’s Macaroni Grill (“Macaroni Grill”) to Mac Acquisition LLC (“Mac Acquisition”), also an affiliate of Golden Gate Capital, in December 2008 and we currently hold an 18.2% ownership interest in the new entity. As a result of our retained interest, the results of Macaroni Grill were included in continuing operations through the date of disposition.

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing our guest experience and employee engagement. Our strategies will allow us to solidify the long-term health of the company by differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world. We will continue to take actions that will allow us to maintain a strong balance sheet and increase our ability to provide results in a variety of operating environments. We will monitor our results and the current business environment closely in order to pace the implementation of our initiatives appropriately and to ensure we maintain financial flexibility.

Our results for the third quarter of fiscal 2010 reflect positive progress toward our goal of driving profitable growth over the long term; however, current economic conditions remain difficult. We believe that economic factors may continue to negatively impact the casual dining industry and consumer spending. Despite these economic challenges we have made progress in strengthening our business model, rationalizing our asset base and providing the necessary liquidity to pay down debt and fund new initiatives. These accomplishments provide excellent positioning to emerge from the current economic environment a stronger, more efficient company. We will continually evaluate how we manage the business and make necessary changes in response to competition and the economic factors affecting the business.

Part of our long term strategy is to enhance our menu to deliver fresh, high quality food. We have fully implemented the new menu at Chili’s and we believe that the transformation will stimulate sales growth over time. The introduction of new items and quality enhancements of existing favorites represents a significant change for our restaurants and our guests. We will continue to refine our products and processes to improve quality and efficiency. Our recent promotions were successful in improving sales trends by attracting new guests as well as providing a platform to introduce the new menu. The new menu roll out was completed this quarter and early results are encouraging; however, our guests and our restaurants will need time to become acclimated to the new offerings. Over the long term, we believe these menu changes and our continued focus on quality will result in sustainable sales and profit growth by increasing guest loyalty and traffic.

We continue to achieve profit improvements through a disciplined approach to operations, including a focus on effective management of food costs, labor productivity and fixed costs. To further enhance our operating efficiency and profitability, we plan to make significant investments in our kitchen technology. These investments will include new cooking equipment and a new point of sale system. New cooking equipment will allow for accelerated cooking to increase the speed of our kitchens and improve the consistency and quality of our food. Additionally, we anticipate reduced labor costs using this equipment. Implementing a new point of sale system will reduce software maintenance costs and provide better inventory control through more timely and enhanced variance reporting and ordering controls. Additionally, planned enhancements to our kitchen display system will allow for improvement in throughput within our kitchens and will improve the efficiency of both our kitchen staff and our servers. We expect to deliver a faster, yet appropriately-paced experience for our guests while maintaining our high quality food. Our emphasis on the operations of our existing restaurants and these initiatives will result in enhanced quality and profitability while providing our guests a high quality experience.

We have suspended virtually all domestic company-owned new restaurant development in fiscal 2010; however, we will continue to invest in our existing restaurants and develop new restaurants under our international joint venture arrangement. We have solidified our cash flows to provide the necessary flexibility to address current challenges and provide necessary short-term liquidity. We have utilized free cash flow resulting from our financial discipline to reduce our debt levels and to provide the necessary capital to invest in our restaurants. We will have sufficient cash flow flexibility for further debt reductions and investment in projects that will positively impact the business and enhance shareholder returns. These steps will help maintain our strong balance sheet and will provide the stable financial base needed to support our business.

We strongly believe the investments being made in our current initiatives will strengthen our brands and allow us to improve our competitive position and deliver profitable growth over the long term for our shareholders. For example, we believe that our unique food and signature drinks; the new flavors and offerings we continue to create; and the warm, welcoming and revitalized atmospheres will drive positive sales growth and guest loyalty. Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. We will achieve growth through equity investments and franchise partnerships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

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

REVENUES

Revenues for the third quarter of fiscal 2010 decreased to $713.4 million, a 7.8% decrease from the $774.1 million generated for the same quarter of fiscal 2009. Revenues for the thirty-nine week period ended March 24, 2010 were $2,115.4 million, a 16.5% decrease from the $2,534.3 million generated for the same period in fiscal 2009. The decrease in revenue was primarily attributable to a net decrease in comparable restaurant sales and net declines in capacity at company-owned restaurants as follows:

	Thirteen Week Period Ended March 24, 2010
	Comparable Sales	Price Increase	Mix Shift	Capacity
Brinker International	(4.2)%	0.9%	(1.7)%	(5.3)%
Chili’s	(5.0)%	0.9%	(1.7)%	(4.8)%
Maggiano’s	1.9%	0.4%	(0.9)%	0.9%

	Thirteen Week Period Ended March 25, 2009
	Comparable Sales	Price Increase	Mix Shift	Capacity
Brinker International	(5.7)%	3.5%	0.4%	(18.7)%
Chili’s	(5.2)%	3.7%	0.7%	(0.2)%
Maggiano’s	(9.5)%	1.7%	(2.0)%	3.9%

	Thirty-Nine Week Period Ended March 24, 2010
	Comparable Sales	Price Increase	Mix Shift	Capacity
Brinker International	(4.4)%	1.3%	(1.8)%	(15.2)%
Chili’s	(4.7)%	1.5%	(2.0)%	(4.2)%
Maggiano’s	(2.0)%	0.5%	(1.5)%	3.1%

	Thirty-Nine Week Period Ended March 25, 2009
	Comparable Sales	Price Increase	Mix Shift	Capacity
Brinker International	(4.5)%	3.3%	(0.7)%	(9.3)%
Chili’s	(4.2)%	3.4%	(0.5)%	(1.2)%
Maggiano’s	(6.7)%	1.8%	(2.2)%	3.3%
Macaroni Grill(1)	(9.8)%	2.8%	(1.1)%	(14.6)%

(1)	Macaroni Grill comparable restaurant sales and capacity for the year-to-date period ended March 25, 2009 include the impact through the sale date of December 18, 2008.

Comparable restaurant sales for the third quarter of fiscal 2010 decreased 4.2% compared to the same quarter of the prior year resulting from a decline in customer traffic at Chili’s, partially offset by increases in customer traffic at Maggiano’s. Comparable restaurant sales for the year-to-date period decreased 4.4% compared to the same period of the prior year resulting from a decline in customer traffic at Chili’s and Maggiano’s. Comparable restaurant sales for the quarter and year-to-date periods were also negatively impacted by unfavorable product mix shifts at Chili’s and Maggiano’s, partially offset by menu price increases at both brands.

Our capacity decreased 5.3% for the third quarter and 15.2% for the year-to-date period of fiscal 2010 (as measured by average-weighted sales weeks) compared to the respective prior year periods. The reduction in capacity for the third quarter of fiscal 2010 was primarily due to 19 restaurant closures and the sale of 21 Chili’s restaurants to a franchisee since the third quarter of fiscal 2009. The reduction in year-to-date capacity was primarily due to the sale of 189 Macaroni Grill restaurants at the end of the second quarter of fiscal 2009.

Royalty and franchise revenues increased 4.4% to $16.5 million in the third quarter of fiscal 2010 compared to $15.8 million in the prior year. The increase is primarily due to the net addition of 67 franchised restaurants since March 25, 2009. For the year-to-date period, royalty and franchise revenues decreased 1.2% to $47.8 million compared to $48.4 million in fiscal 2009. The decrease is primarily due to the sale of Macaroni Grill, partially offset by the net addition of 67 franchised restaurants since March 25, 2009.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 28.5% for the third quarter of fiscal 2010 from 28.2% in the prior year and to 28.9% for the year-to-date period from 28.4% in the prior year. Cost of sales was negatively impacted by promotions and the impact of the new menu rollout at Chili’s, partially offset by favorable commodity prices for beef and chicken and favorable menu price changes.

Restaurant expenses, as a percent of revenues, increased to 54.7% for the third quarter of fiscal 2010 from 54.1% in the prior year. The increase was primarily due to the impact of the new menu rollout at Chili’s on labor costs, partially offset by lower utilities, property taxes and advertising expense. Restaurant expense, as a percent of revenues, decreased to 56.0% for the year-to-date period from 56.7% in the prior year. The decrease was primarily driven by reduced labor from reductions in headcount, reduced utility and advertising expense, as well as the receipt of a $3.3 million credit card class action lawsuit settlement.

Depreciation and amortization decreased $2.6 million for the third quarter of fiscal 2010 and $6.0 million for the year-to-date period of fiscal 2010 compared to the same periods of the prior year primarily driven by an increase in fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses decreased $3.2 million, or 9.0%, for the third quarter of fiscal 2010 and $11.5 million, or 10.4%, for the year-to-date period of fiscal 2010 as compared to the same periods of fiscal 2009. The decreases were primarily due to reduced salary expense from lower headcount driven by organizational changes and the sale of Macaroni Grill. General and administrative expenses were also positively impacted by lower legal expenses and income related to transitional services provided to Macaroni Grill that offset the internal cost of providing the services.

Other gains and charges in fiscal 2010 included a $15.2 million impairment charge related to 15 underperforming restaurants that are continuing to operate. We also recorded $4.0 million in lease termination charges and $5.4 million in long-lived asset impairments resulting from the decision to close nine underperforming restaurants. Additionally, we recorded $2.4 million in lease termination charges related to restaurants closed in prior years and $1.8 million in severance and other benefits resulting from organizational changes. These charges were partially offset by gains of $3.5 million related to the sale of 21 restaurants to a franchisee and land sales.

Other gains and charges in fiscal 2009 included $8.0 million in lease termination charges and $35.2 million in long-lived asset impairments primarily resulting from the decision to close 29 underperforming restaurants. Additionally, we recorded $2.4 million in lease termination charges associated with restaurants closed in prior years. Organizational changes resulted in net charges of $4.9 million for severance and other costs. In December 2008, we sold Macaroni Grill to Mac Acquisition and recorded a loss on the sale of $43.3 million.

Interest expense was $6.5 million for the third quarter of fiscal 2010 and $20.3 million for the year-to date period of fiscal 2010 compared to $7.5 million for the third quarter and $27.4 million for the year-to-date period of the prior year. The decrease in interest expense is primarily due to lower average borrowing balances on our credit facilities and lower interest rates on our debt carrying variable interest rates.

Other, net increased $0.2 million and $2.3 million for the third quarter and year-to-date periods of fiscal 2010 primarily due to lease income from Mac Acquisition as part of the sale agreement.

INCOME TAXES

The effective income tax rate for continuing operations decreased to 19.7% for the third quarter of fiscal 2010 compared to 29.4% in the prior year primarily due to the resolution of certain tax positions which resulted in a positive impact to tax expense in the current quarter. The effective income tax rate for continuing operations increased to 19.7% for the year-to-date period of fiscal 2010 compared to 2.2% for the year-to-date period of fiscal 2009. The change in the tax rate is primarily due to the loss on the sale of Macaroni Grill and charges for long-lived asset impairments in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities of both continuing and discontinued operations (in thousands):

	Thirty-Nine Week Periods Ended
	March 24, 2010	March 25, 2009
Net cash provided by/(used in):
Continuing operations:
Operating activities	$222,594	$159,817
Investing activities	17,715	(3,160)
Financing activities	(176,828)	(166,085)

Discontinued operations:
Operating activities	28,008	24,613
Investing activities	(3,719)	(3,172)
Financing activities	—	—

Net increase in cash and cash equivalents	$87,770	$12,013

Cash Flow from Operating Activities – Continuing Operations

Our primary source of liquidity is cash flows generated from our restaurant operations. We expect our ability to generate solid cash flows from operations to continue into the future. Net cash provided by operating activities of continuing operations for the first three quarters of fiscal 2010 increased to approximately $222.6 million compared to $159.8 million in the prior year primarily due to the timing of income tax payments as well as operational payments and receipts, partially offset by a decline in operating profitability driven by the sale of Macaroni Grill, depressed market conditions and restaurant closures.

Excluding the impact of assets held for sale and the reclassification of $250.0 million in long-term debt to current in the third quarter of fiscal 2010, the working capital deficit increased to $74.7 million at March 24, 2010 from $49.5 million at June 24, 2009 primarily due to payments made on long-term debt and the timing of income tax payments, partially offset by the retention of cash to maximize our liquidity position.

Cash Flow from Investing Activities – Continuing Operations

Net cash provided by investing activities of continuing operations for the first three quarters of fiscal 2010 increased to approximately $17.7 million compared to $3.2 million used in investing activities in the prior year. The increase was primarily due to a reduction in capital expenditures as well as the dissolution of our wholly-owned captive insurance company, which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted. The increase was partially offset by higher proceeds from asset sales in the prior year primarily due to the sale of Macaroni Grill in December 2008.

Capital expenditures consist of ongoing remodel investments, purchases of new and replacement restaurant furniture and equipment, investments in information technology infrastructure, and new restaurants under construction. Capital expenditures were $31.6 million for the first three quarters of fiscal 2010 compared to $70.5 million for the same period of fiscal 2009. The reduction in capital expenditures is primarily due to a decrease in company-owned restaurant development and remodel investments in the first three quarters of fiscal 2010 compared to the same period of prior year. We estimate that our capital expenditures during fiscal 2010 will be approximately $85 million including On The Border and will be funded entirely by cash from operations.

We also sold 21 Chili’s restaurants to a franchisee in December 2009 for $19.0 million.

Cash Flow from Financing Activities – Continuing Operations

Net cash used in financing activities of continuing operations for the first three quarters of fiscal 2010 increased to approximately $176.8 million compared to $166.1 million in the prior year primarily due to higher debt payments.

We have repaid $140.0 million on our three-year term loan agreement during fiscal 2010 bringing the outstanding balance to $250.0 million. The current interest rate on the term loan is LIBOR plus 0.95% (1.20%) based on our current credit rating. The agreement expires in October 2010. As a result, the entire outstanding balance has been classified as current in our consolidated balance sheet as of March 24, 2010. We made a $50.0 million payment on the term loan in April 2010 bringing the outstanding balance to $200.0 million. We expect to execute a long-term refinancing of the remaining term loan balance prior to the end of the fiscal year. This refinancing will be subject to current market conditions and will likely result in an increased interest rate. As of March 24, 2010, we have $250 million available under the revolving credit facility, which expires in February 2012. The interest rate on the revolving credit facility is LIBOR plus 3.25%. We are in compliance with all financial debt covenants.

In April 2010, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook. Moody’s had reaffirmed our corporate family rating of Ba1 (non-investment grade) and our senior unsecured note rating of Ba2 (non-investment grade) with a stable outlook in December 2009. Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s. We have curtailed virtually all domestic company-owned new restaurant development in fiscal 2010.

In March 2010, we paid dividends of $11.2 million, or $0.11 per share, to common stock shareholders and a total of $34.4 million, or $0.33 per share, to common stock shareholders year-to-date. We have increased the dividend by 27 percent from $0.11 to $0.14 per share beginning with the fourth quarter payment. We will use a 40 percent dividend payout ratio as a guideline to provide additional return to shareholders. The fourth quarter dividend was declared in March 2010 and will be paid in July 2010.

In March 2010, the Board of Directors authorized a $250 million increase to our existing share repurchase program, bringing the total to $2,310.0 million. The primary goal of our share repurchase program is to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We did not repurchase any common shares under our share repurchase plan during the first three quarters of fiscal 2010. As of March 24, 2010, approximately $310 million was available under our share repurchase authorizations. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs.

We have evaluated ways to monetize the value of our owned real estate and determined that the alternatives considered are more costly than other financing options currently available due to a combination of the income tax impact and higher effective borrowing rates.

Cash Flow Outlook

We believe that our various sources of capital, including cash flow from operating activities of continuing operations and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations. We also expect to receive cash proceeds of approximately $180 million from the sale of On The Border in the fourth quarter of fiscal 2010. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

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

There were no changes in our internal control over financial reporting during our third quarter ended March 24, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2010 and the material affect of a prolonged recession on our future results.

•	The impact of the current economic crisis on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our growth plan or strategic initiatives and the impact on our profitability in the future.

•	The importance of the success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•	Dependence on information technology and any material failure of that technology impairing our ability to efficiently operate our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	The impact of disruptions in the financial markets on the availability and cost of credit and consumer spending patterns.

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

Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth in Part I of this report.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2010 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
December 24, 2009 through January 27, 2010	523	$14.55	—	$59,797
January 28, 2010 through February 24, 2010	132	$16.68	—	$59,797
February 25, 2010 through March 24, 2010	31	$18.04	—	$309,797

	686	$15.12	—

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

(b)	In March 2010, the Board of Directors authorized a $250.0 million increase to our existing share repurchase program, bringing the total to $2,310.0 million.

Item 6.	EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: May 3, 2010	By:	/S/ DOUGLAS H. BROOKS
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2010	By:	/S/ CHARLES M. SONSTEBY
Charles M. Sonsteby,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)