Form 10-K
period 2010-06-30
BRINKER INTERNATIONAL INC
filed 2010-08-24
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,555,109,775.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.10 par value	101,573,609 shares

DOCUMENTS INCORPORATED BY REFERENCE

We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 30, 2010 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 10, 2010, to be dated on or about September 27, 2010, into Part III hereof, to the extent indicated herein.

PART I

Item 1.	BUSINESS.

General

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

We own, develop, operate and franchise the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995. We sold Romano’s Macaroni Grill to Mac Acquisition LLC, an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and currently hold an 18.2% ownership interest in the new entity.

Restaurant Brands

Chili’s Grill & Bar

Chili’s is a recognized leader in the Bar & Grill category of casual dining. Every day at our Chili’s locations in 29 countries and two U.S. territories around the world, we open the doors to our restaurants and invite our guests with one consistent greeting “Welcome to Chili’s”. Hospitality has been the foundation of who we are and how we serve our guests for more than 35 years.

Chili’s menu features signature offerings such as Big Mouth Burgers and Bites, slow smoked in-house Baby Back Ribs, hand-battered Chicken Crispers, Sizzling Fajitas and our craveable homemade salsa and chips, to name just a few. Our all-day varied menu strives to have something for everyone and affordable selections during both lunch and dinner. We pride ourselves on offering substantial portions of flavorful, high quality food at affordable prices. In most of our Chili’s restaurants, you will find a Margarita Bar serving a variety of specialty margaritas, including our signature Presidente Margarita, our new World’s Freshest Margarita, and a full selection of alcoholic beverages. Chili’s also offers time-starved guests the convenience of great quality food, via our To-Go menu, new on-line ordering, and separate To-Go entrances in the majority of our restaurants, so our guests can get what they want and get on with their daily life.

During the year ending June 30, 2010, entrée selections ranged in menu price from $5.79 to $16.99. The average revenue per meal, including alcoholic beverages, was approximately $13.30 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 87.0% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.0%. Our average annual sales volume per Chili’s restaurant during this same year was $3.0 million.

Maggiano’s Little Italy

Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. Each Maggiano’s restaurant is a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and our restaurants also have extensive banquet facilities that can host large party events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, entrées with bountiful portions of pasta, chicken, seafood, veal and prime steaks, and desserts. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of quality premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.

During the year ending June 30, 2010, entrée selections ranged in menu price from $8.25 to $40.75. The average revenue per meal, including alcoholic beverages, was approximately $25.74 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 82.0% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 18.0%. Sales from our banquet facilities made up 19.6% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.3 million.

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

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing our guest experience and team member engagement. Our strategies will allow us to ensure the long-term health of the company by differentiating our brands from the competition, reducing the costs associated with managing our restaurants and establishing a strong presence in key markets around the world. We will continue to take actions that will allow us to maintain a strong balance sheet and increase our ability to provide results in a variety of operating environments. We will monitor our results and the current business environment closely in order to pace the implementation of our initiatives appropriately and to ensure we maintain financial flexibility.

The casual dining industry has experienced challenging operating conditions during the past year. Economic conditions continued to negatively affect consumer confidence and spending. Some degree of recovery was evident during the first calendar quarter; however, these modest gains were eroded in the second calendar quarter. Unemployment and underemployment remain high and consumer confidence is volatile. Eating out is considered by most consumers to be a discretionary expenditure and as a result, casual dining performance is highly correlated to employment and consumer confidence levels which remain low. In response to these challenges, we have focused on strengthening our business model, rationalizing our asset base and maintaining the necessary liquidity to pay down debt and fund new initiatives. We are well positioned to emerge from the current economic environment a stronger, more efficient company. In particular, we completed the sale of the On The Border Mexican Grill & Cantina restaurant brand to OTB Acquisition LLC, an affiliate of Golden Gate Capital, at the end of fiscal year 2010, and we intend to redeploy the proceeds of the sale primarily to repurchase shares of our stock. We will continually evaluate how we manage the business and make necessary changes in response to competition and the economic factors affecting the business.

In fiscal 2010 we have made progress toward our goal of driving profitable growth over the long term. Part of our long term strategy is to enhance our menu to deliver fresh, high quality food. We have transformed the menu at Chili’s by introducing new items and implementing quality enhancements on existing favorites. The new menu was a significant change for our restaurants which impacted labor costs and guest satisfaction. We have experienced improvements recently in both areas and remain confident that the changes will stimulate sales growth over time. We will continue to evaluate our menu offerings by considering guest preferences and feedback in an effort to refine our products and processes to improve quality and efficiency. Our fiscal 2010 marketing strategy promoted the new menu by presenting compelling values to drive traffic. Discounting has been prevalent during the year; however, we believe that this is only one option to drive sales and traffic. Our long-term strategy is to balance value and innovation. Our belief is that our continued focus on quality and innovation will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

We continue to take a disciplined approach to operations, including a focus on effective management of food costs, labor productivity and fixed costs. To further enhance our operating efficiency and profitability, we are making significant investments in our restaurant equipment and technology, including new kitchen equipment and new restaurant information systems. New cooking equipment will allow for accelerated cooking to increase the speed of our kitchens and improve the consistency and quality of our food. Additionally, we anticipate reduced labor costs using this equipment. Implementing new restaurant information systems will increase profitability through reduced software maintenance costs and better inventory control through more timely and enhanced variance reporting and ordering controls. Additionally, we are implementing changes to our service model which we believe will provide improved service at a lower cost. We will continue to invest in our restaurants through a routine maintenance and a remodel program. We plan to remodel a significant number of company-owned restaurants beginning in fiscal 2011, revitalizing the Chili’s brand in a way which is apparent to the guest and changes the expectations for the quality of the experience. Our emphasis on the operations of our existing restaurants and these initiatives will result in enhanced quality and profitability while providing our guests a high quality experience.

We are generating solid operating cash flow and have the liquidity to address the current challenges facing our business. We have significantly reduced our debt level while maintaining an appropriate level of capital investment in our existing restaurants. In June 2010, we refinanced our revolver and term loans providing further flexibility for managing our liquidity needs. We will have sufficient cash flow flexibility for investment in projects that will positively impact the business and enhance shareholder value.

We strongly believe the investments being made in our current initiatives will strengthen our brands and allow us to improve our competitive position and deliver profitable growth over the long term for our shareholders. Our unique food and signature drinks; our culinary innovations; and our updated atmospheres will drive positive sales growth and guest loyalty. Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. We expect to achieve this expansion through equity investments and franchise relationships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations, both domestically and internationally, enables us to improve margins as royalty payments impact profitability.

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

Franchise Development

In fulfilling our long-term vision, our restaurant brands will continue to expand primarily through our franchisees and joint venture partners.

As part of our strategy to expand through our franchisees, our overall percentage of franchise operations (domestically and internationally) increased in fiscal 2010. The following table illustrates the percentages of franchise operations (versus total restaurants) as of June 30, 2010 for the Company and by restaurant brand:

	Percentage of Franchise Operated Restaurants
	Domestic	International
Brinker	30%	14%
Chili’s	31%	14%
Maggiano’s	—	2%

International

We continue our international growth through development agreements with new and existing franchisees and joint venture partners introducing our brands into new countries, as well as expanding them in existing countries. At June 30, 2010, we had 43 total development arrangements. During the fiscal year 2010, our international franchisees and joint venture partners opened 22 Chili’s restaurants and one Maggiano’s restaurant. In the same year, we entered into new or renewed development agreements with four franchisees for the development of 17 Chili’s restaurants. The areas of development for these locations include all or portions of the following countries: Egypt, Peru, Philippines, Qatar and Syria. With over 200 franchised restaurant locations internationally, we are making solid progress toward our goal of 425 Chili’s restaurants by the end of 2014.

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

Domestic

Domestic expansion is focused primarily through growth in our number of franchised restaurants. We are accomplishing this part of our growth through existing, new or renewed development obligations with new or existing franchisees. In addition, we have also sold and may sell company-owned restaurants to our franchisees (new or existing). At June 30, 2010, 14 total domestic development arrangements existed. Similar to our international franchise agreements, a typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations. In some instances, we have and may enter into development agreements for multiple brands with the same franchisee.

Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses, toll plazas and food courts) that can adequately support our restaurant brands.

During the year ended June 30, 2010, not including any restaurants we sold to our franchisees, our domestic franchisees opened 13 Chili’s restaurants. We also entered into a new development agreement with an existing franchisee for the development of five Chili’s restaurants. The areas of development for these franchise locations include all or portions of the States of Iowa, Kansas, Missouri and Nebraska. In connection with this development agreement, we sold 21 Company-owned Chili’s restaurants to this franchisee.

Company Development

Our near-term focus continues to be less on domestic development of new company-operated restaurants allowing us to focus on our other strategic initiatives and areas of focus. We will continue to evaluate the development of new company-operated restaurants.

The following table illustrates the system-wide restaurants opened in fiscal 2010 and the planned openings in fiscal 2011:

	Fiscal 2010 Openings(1)	Fiscal 2011 Projected Openings
Chili’s:
Company-operated	—	—
Franchise(2)	13	10-13
Maggiano’s	1	—
International:
Company-operated(3)	—	—
Franchise(3)	23	43-48

Total	37	53-61

(1)	The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2010.

(2)	The numbers on this line for fiscal 2011 are projected domestic franchise openings.

(3)	The numbers on this line are for Chili’s and Maggiano’s.

We periodically reevaluate company-owned restaurant sites to ensure that site attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. Since inception, relating to our current restaurant brands, we have closed 138 restaurants, including 11 in fiscal 2010. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. A portion of these closed restaurants were performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

Our capital investment in new restaurants may differ in the future due to building design specifications, site location, and site characteristics. We did not open any company-owned Chili’s restaurants and only opened one Maggiano’s restaurant in fiscal 2010. The following table illustrates the approximate average capital investment for company-owned restaurants opened in the noted periods:

	Chili’s(3)	Maggiano’s(4)
Land(1)	$1,215,000	$1,529,000
Building	1,940,000	4,693,000
Furniture & Equipment	525,000	1,299,000
Other(2)	55,000	34,000

Total	$3,735,000	$7,555,000

(1)	This amount represents the average cost for land acquisition, capital lease values net of landlord contributions (or an equivalent amount for operating lease costs also net of landlord contributions) based on estimated lease payments and other costs that will be incurred through the term of the lease.

(2)	This amount includes liquor licensing costs which can vary significantly depending on the jurisdiction where the restaurants are located.

(3)	We did not open any company-owned Chili’s restaurants in fiscal 2010. These amounts represent average capital investment for a Chili’s restaurant in fiscal 2009. We did oversee development of two domestic franchise locations in fiscal 2010. These locations were not prototypical and had average cost for the building of $1,366,000, furniture and equipment of $553,000, and other of $22,000.

(4)	We opened one company-owned Maggiano’s restaurant in fiscal 2010.

Restaurant Management

Our Chili’s and Maggiano’s brands have separate designated teams that support each brand for operations, finance, franchise, marketing, peopleworks and culinary. We believe these teams foster the unique identities of our brands. We continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, legal and restaurant development.

At the restaurant level, management structure varies by brand. The individual restaurants themselves are led by a management team including a general manager, two to six additional managers, and for Maggiano’s, three to four chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of each brand and each location.

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

Each brand is responsible for maintaining each brand’s operational training program. The training program typically includes a two to four month training period for restaurant management trainees. We also provide continued management training for managers and supervisors to improve effectiveness or prepare them for more responsibility. Training teams consisting of groups of team members experienced in all facets of restaurant operations train new team members to open new restaurants.

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

Advertising and Marketing

Our brands generally focus on the eighteen to fifty-four year-old age group, which constitutes approximately half of the United States population. Though members of this target segment grew up on fast food, we believe that for many meal occasions, these consumers value the benefits of the casual dining category. In choosing not to cook, these consumers want the higher food quality, the time to relax with family and friends and the enhanced dining experience that our restaurant brands offer. To reach this target group, we use a mix of television, radio, print, outdoor or online advertising, mail (direct and electronic) and social networking, with each of our restaurant brands utilizing one or more of these mediums to meet the brand’s communication strategy and budget. Our brands have also developed and use to varying degrees sophisticated consumer marketing research techniques to monitor guest satisfaction and emerging culinary trends, as well as to validate menu development and creative campaigns.

Our franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions for the purpose of helping retain an advertising agency, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising must first be approved by us.

Team Members

At June 30, 2010, we employed approximately 68,800 team members, of whom approximately 700 were restaurant support center personnel, 4,400 were restaurant area directors, managers or trainees and 63,700 were employed in non-management restaurant positions. Our executive officers have an average of approximately 25 years of experience in the restaurant industry.

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

Trademarks

We have registered and/or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Bar & Bites”, “Chili’s Margarita Bar”, “Chili’s Southwest Grill & Bar”, “Chili’s Too”, “Maggiano’s”, and “Maggiano’s Little Italy”, as trademarks with the United States Patent and Trademark Office.

Available Information

We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Governance and Nominating Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy.

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

Our restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting and other offers, and are likely to face such competition in the future. Although we may implement a number of business strategies, the future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate our brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at our restaurants, which would reduce the revenues generated by company-owned restaurants and royalty payments from franchisees.

Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. We and our franchisees depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-operated restaurants and the payments we receive from franchisees.

The global economic crisis continued to adversely impact our business and financial results in fiscal 2010 and a prolonged recession could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants. If this current difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Continued deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in sales deleverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. The result could be further reductions in staff levels, asset impairment charges and potential restaurant closures. In addition, the adverse fiscal condition of any states where we operate restaurants could result in these state governments issuing IOUs rather than tax refunds or employee paychecks, which could affect guest spending patterns in these locations.

Future recessionary effects on us are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

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

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including, tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We are reviewing the health care reform law enacted by Congress in March of 2010 to evaluate the potential impact of this new law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

We are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We do not expect to incur material costs from compliance with the provision of the new health care law requiring disclosure of calories on the menus, but cannot reliably anticipate any changes in guest behavior resulting from implementation of this portion of the law, which could have adverse effects on our sales or results of operations.

Each of our and our franchisees’ restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we or our franchisees will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.

We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. In particular, the U.S. and other foreign governments have increased focus on environmental matters such as climate change, greenhouse gases and water conservation. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

We evaluate potential mergers, acquisitions, franchisees of new and existing restaurants, joint venture investments, and divestitures as part of our strategic planning initiative. These transactions involve various inherent risks, including accurately assessing:

•	the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or divestiture candidates;

•	our ability to achieve projected economic and operating synergies;

•	unanticipated changes in business and economic conditions affecting an acquired business; and

•	our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us.

If we are unable to meet our business strategy plan, our profitability in the future may be adversely affected.

Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

•

increase gross sales and operating profits at existing restaurants with food and beverage options and high quality service desired by our guests through successful implementation of strategic initiatives;

•	identify adequate sources of capital to fund and finance strategic initiatives, including remodeling of existing restaurants and new restaurant development;

•	identify available, suitable and economically viable locations for new restaurants;

•	obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis;

•	hire all necessary contractors and subcontractors, obtain construction materials at suitable prices, and maintain construction schedules; and

•	hire and train or retain qualified managers and team members for existing and new restaurants.

The success of our franchisees is important to our future growth.

We have significantly increased the percentage of restaurants owned and operated by our franchisees. While our franchise agreements are designed to maintain brand consistency, this increase reduces our direct day-to-day control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of same. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; and failure to comply with food quality and preparation requirements subjecting us to litigation even when we are not legally liable for a franchisee’s actions or failure to act.

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

Some business processes are currently outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, insurance claims processing, certain payroll processing, tax filings and other accounting processes. We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

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

We perform our annual goodwill impairment test in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, may cause us to incur impairment charges on certain long-lived assets.

We make certain estimates and projections with regards to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets (including rising interest rates and costs for consumers and reduced disposable income); credit availability; increased costs of food commodities; increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics or the prospects of these events (such as reports on swine flu); consumer perceptions of food safety; changes in consumer tastes and behaviors; governmental monetary policies; changes in demographic trends; availability of employees; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms) and other acts of God.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Restaurant Locations

At June 30, 2010, our system of company-owned and franchised restaurants included 1,550 restaurants located in 50 states, and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Portugal, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, Turkey, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

Table 1: Company-owned vs. franchise (by brand) as of June 30, 2010:

Chili’s
Company-owned	827
Franchise	678
Maggiano’s
Company-owned	44
Franchise	1

Total	1,550

Table 2: Domestic vs. foreign locations (by brand) as of June 30, 2010 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and territories)
Chili’s	1,293(50)	212(31)
Maggiano’s	44(20 & D.C.)	1

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Maggiano’s
Square Feet	3,930-5,450	12,000-17,000
Dining Seats	150-220	500-700
Dining Tables	35-50	100-150

The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 30, 2010, we owned the land and building for 189 of our 871 company-operated restaurant locations. For these 189 restaurant locations, the net book value for the land was $145.0 million and for the buildings was $141.3 million.

For the remaining 1,361 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $635.0 million. The 682 leased restaurant locations can be categorized as follows: 537 are ground leases (where we lease land only, but own the building) and 145 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

Other Properties

We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters which is currently utilized by us, reserved for future expansion of our headquarters, or sublet to third parties. Because of our operations throughout the United States, we also lease office space in California, Colorado, Florida, New Jersey and Texas for use as regional operation offices. The size of these office leases range from approximately 100 square feet to approximately 4,000 square feet.

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

Fiscal year ended June 30, 2010:

	High	Low
First Quarter	$18.33	$13.79
Second Quarter	$16.51	$12.60
Third Quarter	$20.48	$14.36
Fourth Quarter	$20.71	$14.43

Fiscal year ended June 24, 2009:

	High	Low
First Quarter	$20.84	$16.75
Second Quarter	$18.01	$3.99
Third Quarter	$14.80	$8.30
Fourth Quarter	$19.33	$14.92

As of August 13, 2010, there were 776 holders of record of our common stock.

During the fiscal year ended June 30, 2010, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.11	August 20, 2009	September 11, 2009	September 23, 2009
$0.11	October 29, 2009	December 3, 2009	December 16, 2009
$0.11	January 28, 2010	March 11, 2010	March 24, 2010
$0.14	March 23, 2010	June 17, 2010	July 1, 2010

The following graph compares the cumulative five-year total return provided shareholders on Brinker International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index.

The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 29, 2005 and its relative performance is tracked through June 30, 2010. The values shown are neither indicative nor determinative of future performance.

	2005	2006	2007	2008	2009	2010
Brinker International	$100.00	$89.61	$112.30	$76.76	$64.65	$60.61
S&P 500	$100.00	$108.63	$131.00	$113.81	$83.98	$96.09
S&P Restaurants(1)	$100.00	$124.18	$151.21	$151.73	$154.04	$192.73

(1)	The S&P Restaurants Index is comprised of Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands Inc.

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 13, 2010, we issued no securities which were not registered under the Securities Act of 1933, as amended.

We continue to maintain our share repurchase program; on March 23, 2010 our Board of Directors increased our share repurchase authorization by $250 million, bringing the total authorization to $2,310 million. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
March 25, 2010 through April 28, 2010	225,207	$20.52	225,000	$305,175
April 29, 2010 through May 26, 2010	792,039	$19.40	792,039	$289,797
May 27, 2010 through June 30, 2010	701	$17.66	—	$289,797

Total	1,017,947	$19.64	1,017,039

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2010, 908 shares were tendered by team members at an average price of $17.66.

Item 6.	SELECTED FINANCIAL DATA.

The information set forth in that section entitled “Selected Financial Data” in our 2010 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Shareholders is presented on pages F-2 through F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2010 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Index to Financial Statements attached hereto on page 22 for a listing of all financial statements in our 2010 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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

Management’s Report on Internal Control over Financial Reporting

“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2010 Annual Report to Shareholders and are presented on pages F-36 through F-38 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,

you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our employees, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_ policy.asp. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics will be posted on our website within four business days of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION.

If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2010”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 27, 2010, for the annual meeting of shareholders on November 10, 2010. We incorporate that information in this document by reference.

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

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ CHARLES M. SONSTEBY
Charles M. Sonsteby, Executive Vice President and Chief Financial Officer

Dated: August 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 24, 2010.

Name	Title
/S/ DOUGLAS H. BROOKS Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/S/ CHARLES M. SONSTEBY Charles M. Sonsteby	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JOSEPH M. DEPINTO Joseph M. DePinto	Director

/S/ HARRIET EDELMAN Harriet Edelman	Director

/S/ MARVIN J. GIROUARD Marvin J. Girouard	Director

/S/ JOHN W. MIMS John W. Mims	Director

/S/ GEORGE R. MRKONIC George R. Mrkonic	Director

/S/ ERLE NYE Erle Nye	Director

/S/ ROSENDO G. PARRA Rosendo G. Parra	Director

/S/ CECE SMITH Cece Smith	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)

3(b)	Bylaws of the Registrant.(2)

4(a)	Form of 5.75% Note due 2014.(3)

4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(4)

4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(4)

10(a)	Registrant’s 1991 Stock Option Plan for Non-Employee Directors and Consultants.(5)

10(b)	Registrant’s 1992 Incentive Stock Option Plan.(5)

10(c)	Registrant’s Stock Option and Incentive Plan.(6)

10(d)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(7)

10(e)	Registrant’s Performance Share Plan Description.(8)

10(f)	$400,000,000 Credit Agreement dated as of June 22, 2010, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Banc of America Securities, LLC, J.P. Morgan Securities, Inc., J.P. Morgan Chase Bank, N.A., Compass Bank, Regions Bank, and Wells Fargo Bank, National Association.(9)

13	2010 Annual Report to Shareholders.(10)

21	Subsidiaries of the Registrant.(11)

23	Consent of Independent Registered Public Accounting Firm.(11)

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11)

31(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11)

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

32(b)	Certification by Charles M. Sonsteby, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

99(a)	Proxy Statement of Registrant.(12)

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to current report on Form 8-K dated May 28, 2009, and incorporated herein by reference.

(3)	Included in exhibit 4(d) to annual report on Form 10-K for year ended June 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

(5)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(6)	Filed as Appendix A to Proxy Statement of Registrant, filed on September 11, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

E-1

(8)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to current report on Form 8-K dated June 23, 2010, and incorporated herein by reference.

(10)	Portions filed herewith, to the extent indicated herein.

(11)	Filed herewith.

(12)	To be filed on or about September 27, 2010.

E-2