Form 10-Q
period 2010-09-29
BRINKER INTERNATIONAL INC
filed 2010-11-08
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, $0.10 par value	92,316,147 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 29, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$215,069	$344,624
Accounts receivable	32,273	45,140
Inventories	26,674	26,735
Prepaid expenses and other	59,793	63,961
Income taxes receivable	9,588	0
Deferred income taxes	13,942	20,607

Total current assets	357,339	501,067

Property and Equipment at Cost:
Land	160,078	163,018
Buildings and leasehold improvements	1,379,535	1,367,646
Furniture and equipment	527,087	556,815
Construction-in-progress	3,045	11,870

	2,069,745	2,099,349
Less accumulated depreciation and amortization	(965,267)	(970,272)

Net property and equipment	1,104,478	1,129,077

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	42,884	44,213
Other	55,435	53,658

Total other assets	222,408	221,960

Total assets	$1,684,225	$1,852,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$21,920	$16,866
Accounts payable	79,150	112,824
Accrued liabilities	269,280	300,540
Income taxes payable	0	19,647

Total current liabilities	370,350	449,877

Long-term debt, less current installments	519,028	524,511
Other liabilities	148,961	148,968

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 96,458,309 shares outstanding at September 29, 2010, and 176,246,649 shares issued and 101,571,588 shares outstanding at June 30, 2010	17,625	17,625
Additional paid-in capital	463,916	465,721
Retained earnings	1,930,725	1,923,561

	2,412,266	2,406,907
Less treasury stock, at cost (79,788,340 shares at September 29, 2010 and 74,675,061 shares at June 30, 2010)	(1,766,380)	(1,678,159)

Total shareholders’ equity	645,886	728,748

Total liabilities and shareholders’ equity	$1,684,225	$1,852,104

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 29, 2010	September 23, 2009
Revenues	$654,893	$696,543

Operating Costs and Expenses:
Cost of sales	174,480	199,874
Restaurant labor	217,146	231,249
Restaurant expenses	165,149	174,066
Depreciation and amortization	32,573	35,153
General and administrative	30,044	35,088
Other gains and charges	3,120	2,909

Total operating costs and expenses	622,512	678,339

Operating income	32,381	18,204

Interest expense	7,196	6,948
Other, net	(1,734)	(2,155)

Income before provision for income taxes	26,919	13,411

Provision for income taxes	5,488	3,132

Income from continuing operations	21,431	10,279

Income from discontinued operations, net of taxes	0	5,488

Net income	$21,431	$15,767

Basic net income per share:
Income from continuing operations	$0.21	$0.10

Income from discontinued operations	$0	$0.05

Net income per share	$0.21	$0.15

Diluted net income per share:
Income from continuing operations	$0.21	$0.10

Income from discontinued operations	$0	$0.05

Net income per share	$0.21	$0.15

Basic weighted average shares outstanding	100,667	102,243

Diluted weighted average shares outstanding	101,556	103,016

Cash dividends per share	$0.14	$0.11

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 29, 2010	September 23, 2009
Cash Flows from Operating Activities:
Net income	$21,431	$15,767
Income from discontinued operations, net of taxes	0	(5,488)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,573	35,153
Restructure charges and other impairments	3,007	2,841
Stock-based compensation	3,959	4,784
Deferred income taxes	7,854	3,633
(Gain) on sale of assets	(903)	0
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	12,820	13,014
Inventories	61	2,127
Prepaid expenses and other	4,791	9,459
Other assets	(116)	246
Accounts payable	(28,956)	(17,863)
Accrued liabilities	(33,317)	(13,460)
Current income taxes	(29,936)	2,331
Other liabilities	96	2,746

Net cash (used in) provided by operating activities	(6,636)	55,290

Cash Flows from Investing Activities:
Payments for property and equipment	(15,628)	(11,280)
Proceeds from sale of assets	3,243	0
Investment in equity method investee	(1,556)	0

Net cash used in investing activities	(13,941)	(11,280)

Cash Flows from Financing Activities:
Purchases of treasury stock	(94,536)	(2,819)
Payments of dividends	(14,557)	(11,882)
Payments on long-term debt	(282)	(272)
Proceeds from issuances of treasury stock	291	224
Excess tax benefits from stock-based compensation	106	117

Net cash used in financing activities	(108,978)	(14,632)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	0	11,162
Net cash used in investing activities	0	(862)

Net cash provided by discontinued operations	0	10,300

Net change in cash and cash equivalents	(129,555)	39,678
Cash and cash equivalents at beginning of period	344,624	94,156

Cash and cash equivalents at end of period	$215,069	$133,834

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 29, 2010 and June 30, 2010 and for the thirteen week periods ended September 29, 2010 and September 23, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 29, 2010, we owned, operated, or franchised 1,555 restaurants in the United States and 29 countries and two territories outside of the United States.

We sold On The Border Mexican Grill & Cantina (“On The Border”) to OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in June 2010. On The Border has been presented as discontinued operations in the consolidated financial statements for fiscal 2010. See Note 3 for additional disclosures.

At the beginning of fiscal 2011, we began reporting certain labor expenses in a separate caption on the consolidated statements of income titled restaurant labor. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant employees at the general manager level and below. Labor-related expenses attributable to supervision above the individual restaurant level continue to be included in restaurant expenses. These reclassifications have no effect on our net income or financial position as previously reported.

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

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 30, 2010 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 7.5 million stock options and restricted share awards outstanding at September 29, 2010 and 8.0 million stock options and restricted share awards outstanding at September 23, 2009 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. SALE OF ON THE BORDER AND DISCONTINUED OPERATIONS

In March 2010, we entered into an agreement with OTB Acquisition for the sale of On The Border for gross proceeds of $180 million. We recorded a gain upon completion of the sale in June 2010. As part of the sale, we entered into an agreement with OTB Acquisition whereby we provide corporate support services for the new entity through the end of fiscal 2011. The income generated offsets the internal cost of providing the services.

On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010. Discontinued operations include only the revenues and expenses which can be specifically identified with On The Border and excludes any allocation of corporate costs, including general and administrative expenses. The results of On The Border consist of the following (in thousands):

Thirteen Week Period Ended
September 23, 2009
Revenues	$81,538

Income before income taxes from discontinued operations	7,925
Income tax expense	2,437

Net income from discontinued operations	$5,488

4. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,310.0 million of share repurchases. Pursuant to our stock repurchase plan, we repurchased approximately 5.3 million shares of our common stock for $92.7 million during the first quarter of fiscal 2011. As of September 29, 2010, approximately $197 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In the first quarter of fiscal 2011, we paid dividends of $14.6 million to common stock shareholders, compared to $11.9 million in the prior year. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with this dividend payment which was declared in June 2010. Additionally, we declared a quarterly dividend in August 2010 to be paid on September 30, 2010.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2011 and 2010 are as follows (in thousands):

	September 30, 2010	September 23, 2009
Income taxes, net of refunds	$29,529	$158
Interest, net of amounts capitalized	2,138	2,075

Non-cash investing activities for the first quarter of fiscal 2011 and 2010 are as follows (in thousands):

	September 30, 2010	September 23, 2009
Retirement of fully depreciated assets	$37,546	$26,869

6. FAIR VALUE DISCLOSURES

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 – inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.

•	Level 3 – inputs are unobservable and reflect our own assumptions.

(a) Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of property and equipment in the second and fourth quarters or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarter of fiscal 2011 or in the prior year.

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At September 29, 2010, the 5.75% notes had a carrying value of $289.4 million and a fair value of $307.6 million. At June 30, 2010, the 5.75% notes had a carrying value of $289.4 million and a fair value of $302.6 million.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. CONTINGENCIES

As of September 29, 2010, we remain secondarily liable for lease payments totaling $200.1 million resulting from the sale of restaurants to franchisees and brand divestitures. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2011 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 29, 2010.

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

	Thirteen Week Periods Ended
	September 29, 2010	September 23, 2009
Revenues	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	26.6%	28.7%
Restaurant labor	33.2%	33.2%
Restaurant expenses	25.2%	25.0%
Depreciation and amortization	5.0%	5.0%
General and administrative	4.6%	5.1%
Other gains and charges	0.5%	0.4%

Total operating costs and expenses	95.1%	97.4%

Operating income	4.9%	2.6%

Interest expense	1.1%	1.0%
Other, net	(0.3)%	(0.3)%

Income before provision for income taxes	4.1%	1.9%

Provision for income taxes	0.8%	0.4%

Income from continuing operations	3.3%	1.5%

Income from discontinued operations, net of taxes	0.0%	0.8%

Net income	3.3%	2.3%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2011 (excluding On The Border).

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2011
Chili’s:
Company-owned	—	—	827	857	—
Domestic Franchised	4	6	468	439	10-13

Total	4	6	1,295	1,296	10-13

Maggiano’s	—	—	44	44	—

International:(a)
Company-owned	—	—	—	—	—
Franchised	3	4	216	197	35-40

Total	3	4	216	197	35-40

Grand Total	7	10	1,555	1,537	45-53

(a)	At the end of the first quarter of fiscal 2011, international franchised restaurants by brand included 215 Chili’s and one Maggiano’s restaurant.

At September 29, 2010, we owned the land and buildings for 189 of the 871 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $145.4 million and $141.1 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 29, 2010 and September 23, 2009, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 29, 2010, we owned, operated, or franchised 1,555 restaurants. We sold On The Border Mexican Grill & Cantina (“On The Border”) to OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in June 2010. On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010.

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies will serve to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world. We will continue to take actions that will allow us to maintain a strong balance sheet and increase our ability to provide results in all operating environments.

Economic conditions continued to provide a challenging operating environment for Brinker and the casual dining industry this quarter. Key economic factors such as total employment, consumer confidence and spending levels have stabilized recently; however, the economy remains suppressed. We anticipate that these market conditions will continue to affect our business as consumers will remain cautious. We will continue to evaluate our business and implement initiatives that will improve short-term sales and profitability as well as provide a basis for long-term growth.

We are focused on strengthening our business model through operational efficiencies and improving the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and better guest feedback. New restaurant information systems will increase profits through increased kitchen efficiency, better inventory control and reduced software maintenance costs. We are retrofitting our kitchens with better technology and equipment to provide a more consistent, high quality product at a faster pace, while generating substantial labor cost savings. Part of the labor savings associated with the kitchen retrofit initiative will be generated through new food preparation procedures which are being implemented at an accelerated pace. It is critical to improve margins and maximize profitability in the current business environment; however, maintaining or improving our market share is a significant priority.

We plan to leverage our improved business model and elevated guest experience by implementing initiatives that will further enhance guest traffic and sales. We will remodel a significant number of company-owned restaurants beginning in fiscal 2011, revitalizing Chili’s in a way which modernizes the brand and raises guest expectations regarding the quality of the experience. We will also emphasize everyday value in our menu and pace of service. Our strategy is to balance value and innovation and enhance our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Improvements at Chili’s will make the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends are improving driven by new menu items and direct marketing. We strongly believe our unique food and signature drinks; improved service; and our updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through joint venture arrangements, equity investments, and franchise relationships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time. We believe that this focus, combined with discipline around the use of capital and efficient management of operating expenses, will enable us to maintain our position as an industry leader. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the first quarter of fiscal 2011 decreased to $654.9 million, a 6.0% decrease from the $696.5 million generated for the same quarter of fiscal 2010. The decrease in revenue was primarily attributable to a decrease in comparable restaurant sales as well as net declines in capacity at company-owned restaurants as follows:

	Thirteen Week Period Ended September 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Brinker International	(4.2)%	1.0%	1.5%	(6.7)%	(3.3)%
Chili’s	(5.0)%	1.1%	2.0%	(8.1)%	(3.5)%
Maggiano’s	1.4%	0.0%	(1.8)%	3.2%	0.0%
Franchise(1)
Domestic	(5.8)%
International	0.4%

(1)

Franchise revenues are not included in revenues on the consolidated statements of income; however, we generate royalty revenue, advertising fees and rental payments based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

	Thirteen Week Period Ended September 23, 2009
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Brinker International	(6.1)%	1.8%	(2.3)%	(5.6)%	(20.4)%
Chili’s	(6.0)%	1.9%	(2.4)%	(5.5)%	(3.8)%
Maggiano’s	(6.6)%	0.9%	(2.0)%	(5.5)%	4.8%

Comparable restaurant sales for the first quarter of fiscal 2011 decreased 4.2% compared to the same quarter of the prior year. The decrease in comparable restaurant sales resulted from a decline in customer traffic at Chili’s and unfavorable product mix shifts at Maggiano’s, partially offset by an increase in traffic at Maggiano’s, favorable product mix shifts and menu prices at Chili’s.

Our capacity decreased 3.3% for the first quarter of fiscal 2011 (as measured by average-weighted sales weeks) compared to the same quarter of the prior year. The reduction in capacity is primarily due to the net closure of 10 restaurants and the sale of 21 Chili’s restaurants to a franchisee since the first quarter of fiscal 2010.

Royalty and franchise revenues increased approximately 3.4% to $15.4 million in the first quarter of fiscal 2011 compared to $14.9 million in the prior year. The increase in royalty income is primarily due to the net addition of eight domestic franchised restaurants, 19 international franchised restaurants and the addition of 21 company-owned restaurants sold to a franchisee in the second quarter of fiscal 2010.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 26.6% for the first quarter of fiscal 2011 from 28.7% in the prior year. Cost of sales was positively impacted in the current quarter by a decrease in usage due to changes in menu promotions and commodity price decreases in meat, seafood and poultry.

Restaurant labor, as a percent of revenues, remained flat at 33.2% for the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 driven by decreased hourly labor costs due to the implementation of team service, offset by sales deleverage as well as merit raises and higher bonuses for restaurant managers. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant employees at the general manager level and below.

Restaurant expenses, as a percent of revenues, increased to 25.2% for the first quarter of fiscal 2011 as compared to 25.0% in the same period of the prior year primarily driven by sales deleverage and increased repairs and maintenance costs.

Depreciation and amortization decreased $2.6 million for the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 primarily driven by an increase in fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to investments in existing restaurants.

General and administrative expenses decreased $5.0 million, or 14.4%, for the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. The decrease was primarily due to income related to transitional services provided to On The Border that offset the internal cost of providing the service and reduced salary expense from lower headcount due to organizational changes. The decrease was also attributed to lower stock-based compensation.

In the first quarter of fiscal 2011, we made organizational changes designed to streamline decision making and support our strategic goals and evolving business model. We incurred $2.8 million in severance and other benefits resulting from these decisions. Additionally, we recorded $1.0 million in lease termination charges related to restaurants closed in prior years.

In the first quarter of fiscal 2010, we recorded $2.0 million in lease termination charges related to restaurants closed in prior years and a $0.5 million charge for severance and other benefits resulting from organizational changes initiated in fiscal 2009.

Interest expense remained relatively flat at $7.2 million for the first quarter of fiscal 2011 compared to $6.9 million for the first quarter of the prior year resulting from a lower average borrowing balance on our term loan, partially offset by higher interest rates.

INCOME TAXES

The effective income tax rate decreased to 20.4% for the first quarter of fiscal 2011 compared to 23.4% for the same quarter of last year due to the resolution of certain state tax positions which resulted in a positive impact to tax expense in the current quarter. Excluding the impact of discrete items, the effective income tax rate from continuing operations increased to 27.9% in the current quarter from 25.8% in the same quarter last year primarily driven by increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities – Continuing Operations

During the first quarter of fiscal 2011, net cash flow from operating activities of continuing operations decreased $61.9 million to ($6.6) million compared to $55.3 million in the prior year. The decrease was driven by a significant change in working capital during the quarter. Working capital was negatively impacted by the divestiture of On The Border due to the settlement of liabilities associated with the brand and related transaction costs. Cash paid for taxes in the current quarter was significantly higher in comparison to the prior year due to the gain recognized on the On The Border sale, while the prior year tax payments were positively impacted by the recognition of losses related to the Macaroni Grill divestiture.

Working capital decreased to a deficit of $13.0 million at September 29, 2010 from a surplus of $51.2 million at June 30, 2010 primarily due to repurchases of treasury stock and the payment of quarterly dividends, partially offset by the timing of income tax and operational payments.

Cash Flow from Investing Activities – Continuing Operations

	Thirteen Week Periods Ended
	September 29, 2010	September 23, 2009
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(15,628)	$(11,280)
Proceeds from sale of assets	3,243	—
Investment in equity method investee	(1,556)	—

	$(13,941)	$(11,280)

Net cash used in investing activities of continuing operations for the first quarter of fiscal 2011 increased to approximately $13.9 million compared to $11.3 million in the prior year primarily due to an increase in capital expenditures. Capital expenditures were $15.6 million for the first quarter of fiscal 2011 compared to $11.3 million for the same period of fiscal 2010. Capital spending was principally for ongoing remodel investments, purchases of new and replacement restaurant furniture and equipment and investments in information technology infrastructure. We estimate that our capital expenditures during fiscal 2011 will be approximately $115 million to $120 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities – Continuing Operations

	Thirteen Week Periods Ended
	September 29, 2010	September 23, 2009
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(94,536)	$(2,819)
Payments of dividends	(14,557)	(11,882)
Payments on long-term debt	(282)	(272)
Other	397	341

	$(108,978)	$(14,632)

Net cash used in financing activities of continuing operations for the first quarter of fiscal 2011 increased to approximately $109.0 million compared to $14.6 million in the prior year primarily due to higher share repurchases and dividend payments.

Pursuant to our stock repurchase plan, we repurchased approximately 5.3 million shares of our common stock for $92.7 million during the first quarter of fiscal 2011, which was primarily funded using proceeds from the On The Border divestiture in June 2010.

In the first quarter of fiscal 2011, we paid dividends of $14.6 million to common stock shareholders, compared to $11.9 million in the prior year. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with this payment. Additionally, we declared a quarterly dividend in August 2010 to be paid on September 30, 2010. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.

The outstanding balance on our five-year term loan was $200.0 million as of September 29, 2010. The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%, and expires in June 2015. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 2.75% (3.01% as of September 29, 2010). As required by the terms of the loan, we repaid $5.0 million on the term loan subsequent to the end of the first quarter on September 30, 2010.

As of September 29, 2010, we have an undrawn $200 million revolving credit facility, which expires in June 2015. The revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%. Based on our current credit rating, the revolving credit facility carries an interest rate of LIBOR plus 2.75% (3.01% as of September 29, 2010). We are in compliance with all financial debt covenants.

In fiscal 2010, Standard and Poor’s (“S&P”) reaffirmed our debt rating of BBB- (investment grade) with a stable outlook. Moody’s reaffirmed our corporate family rating of Ba1 (non-investment grade) and our senior unsecured note rating of Ba2 (non-investment grade) with a stable outlook. Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

Our Board of Directors has authorized a total of $2,310.0 million of share repurchases. As of September 29, 2010, approximately $197 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of October 26, 2010 we repurchased approximately 4.3 million shares for $83.1 million subsequent to the end of the quarter. We intend to repurchase additional shares with excess free cash flow over time as business results permit. Repurchased common stock is reflected as a reduction of shareholders’ equity.

We have evaluated ways to monetize the value of our owned real estate and determined that the alternatives considered are more costly than other financing options currently available due to a combination of the income tax impact and higher effective borrowing rates.

Cash Flow Outlook

We believe that our various sources of capital, including future cash flow from operating activities of continuing operations and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

RECENT ACCOUNTING PRONOUNCEMENTS

We reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 29, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward- looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes.

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2011 and the material affect of a prolonged recession on our future results.

•	The impact of the current economic crisis on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The importance of the success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•	Dependence on information technology and any material failure of that technology impairing our ability to efficiently operate our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	The impact of disruptions in the financial markets on the availability and cost of credit and consumer spending patterns.

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

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2011 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
July 1, 2010 through August 4, 2010	729	$14.26	—	$289,797
August 5, 2010 through September 1, 2010	1,346,839	$15.63	1,235,800	$270,472
September 2, 2010 through September 29, 2010	4,075,091	$18.00	4,070,557	$197,109

	5,422,659	$17.41	5,306,357

(a)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2011, 116,302 shares were tendered by team members at an average price of $15.89.

Item 6.	EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)

Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)

Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive Data File

+

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: November 8, 2010	By:	/S/ DOUGLAS H. BROOKS
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ GUY J. CONSTANT
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)