Form 10-Q
period 2010-12-29
BRINKER INTERNATIONAL INC
filed 2011-02-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common Stock, $0.10 par value	89,274,290 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 29, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$114,465	$344,624
Accounts receivable	90,475	45,140
Inventories	27,488	26,735
Prepaid expenses and other	64,214	63,961
Income taxes receivable	14,061	0
Deferred income taxes	14,854	20,607

Total current assets	325,557	501,067

Property and Equipment at Cost:
Land	158,362	163,018
Buildings and leasehold improvements	1,377,552	1,367,646
Furniture and equipment	533,467	556,815
Construction-in-progress	3,439	11,870

	2,072,820	2,099,349
Less accumulated depreciation and amortization	(988,052)	(970,272)

Net property and equipment	1,084,768	1,129,077

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	30,113	44,213
Other	47,810	53,658

Total other assets	202,012	221,960

Total assets	$1,612,337	$1,852,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$21,976	$16,866
Accounts payable	84,821	112,824
Accrued liabilities	326,099	300,540
Income taxes payable	0	19,647

Total current liabilities	432,896	449,877

Long-term debt, less current installments	513,544	524,511
Other liabilities	138,340	148,968

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 88,877,156 shares outstanding at December 29, 2010, and 176,246,649 shares issued and 101,571,588 shares outstanding at June 30, 2010	17,625	17,625
Additional paid-in capital	463,077	465,721
Retained earnings	1,955,554	1,923,561

	2,436,256	2,406,907
Less treasury stock, at cost (87,369,493 shares at December 29, 2010 and 74,675,061 shares at June 30, 2010)	(1,908,699)	(1,678,159)

Total shareholders’ equity	527,557	728,748

Total liabilities and shareholders’ equity	$1,612,337	$1,852,104

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2010	December 23, 2009	December 29, 2010	December 23, 2009
Revenues	$671,886	$705,515	$1,326,779	$1,402,058

Operating Costs and Expenses:
Cost of sales	179,298	207,336	353,778	407,210
Restaurant labor	213,465	227,719	430,611	458,968
Restaurant expenses	162,050	162,403	327,199	336,469
Depreciation and amortization	32,452	34,512	65,025	69,665
General and administrative	31,387	32,368	61,431	67,456
Other gains and charges	2,774	18,042	5,894	20,951

Total operating costs and expenses	621,426	682,380	1,243,938	1,360,719

Operating income	50,460	23,135	82,841	41,339

Interest expense	7,034	6,812	14,230	13,760
Other, net	(2,000)	(1,504)	(3,734)	(3,659)

Income before provision for income taxes	45,426	17,827	72,345	31,238

Provision for income taxes	7,962	2,990	13,450	6,122

Income from continuing operations	37,464	14,837	58,895	25,116

Income from discontinued operations, net of taxes	0	3,487	0	8,975

Net income	$37,464	$18,324	$58,895	$34,091

Basic net income per share:
Income from continuing operations	$0.41	$0.14	$0.61	$0.25

Income from discontinued operations	$0.00	$0.04	$0.00	$0.08

Net income per share	$0.41	$0.18	$0.61	$0.33

Diluted net income per share:
Income from continuing operations	$0.41	$0.14	$0.61	$0.24

Income from discontinued operations	$0.00	$0.04	$0.00	$0.09

Net income per share	$0.41	$0.18	$0.61	$0.33

Basic weighted average shares outstanding	90,936	102,481	95,815	102,362

Diluted weighted average shares outstanding	92,111	102,994	96,847	103,005

Cash dividends per share	$0.14	$0.11	$0.28	$0.22

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	December 29, 2010	December 23, 2009
Cash Flows from Operating Activities:
Net income	$58,895	$34,091
Income from discontinued operations, net of taxes	0	(8,975)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,025	69,665
Restructure charges and other impairments	4,129	24,146
Gain on sale of assets	(1,468)	(3,545)
Stock-based compensation	6,455	8,297
Deferred income taxes	19,467	(30,090)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(46,463)	(40,732)
Inventories	(782)	3,287
Prepaid expenses and other	2,899	7,069
Current income taxes	(37,070)	37,113
Other assets	1,033	610
Accounts payable	(23,285)	(3,944)
Accrued liabilities	25,556	38,953
Other liabilities	(4,386)	2,074

Net cash provided by operating activities	70,005	138,019

Cash Flows from Investing Activities:
Payments for property and equipment	(31,842)	(21,307)
Proceeds from sale of assets	6,873	19,568
Investment in equity method investee	(1,556)	0
Decrease in restricted cash	0	29,749

Net cash (used in) provided by investing activities	(26,525)	28,010

Cash Flows from Financing Activities:
Purchases of treasury stock	(251,818)	(2,841)
Payments of dividends	(28,562)	(23,161)
Proceeds from issuances of treasury stock	12,165	469
Payments on long-term debt	(5,564)	(140,544)
Excess tax benefits from stock-based compensation	140	129

Net cash used in financing activities	(273,639)	(165,948)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	0	18,421
Net cash used in investing activities	0	(2,347)

Net cash provided by discontinued operations	0	16,074

Net change in cash and cash equivalents	(230,159)	16,155
Cash and cash equivalents at beginning of period	344,624	94,156

Cash and cash equivalents at end of period	$114,465	$110,311

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 29, 2010 and June 30, 2010 and for the thirteen week and twenty-six week periods ended December 29, 2010 and December 23, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 29, 2010, we owned, operated, or franchised 1,559 restaurants in the United States and 29 countries and two territories outside of the United States.

We sold On The Border Mexican Grill & Cantina (“On The Border”) to OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in June 2010. On The Border has been presented as discontinued operations in the consolidated financial statements for fiscal 2010. See Note 3 for additional disclosure.

At the beginning of fiscal 2011, we began reporting certain labor expenses in a separate caption on the consolidated statements of income titled restaurant labor. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant team members at the general manager level and below. Labor-related expenses attributable to supervision above the individual restaurant level continue to be included in restaurant expenses. These reclassifications have no effect on our net income or financial position as previously reported.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 5.6 million stock options and restricted share awards outstanding at December 29, 2010 and 7.9 million stock options and restricted share awards outstanding at December 23, 2009 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

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

On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010. Discontinued operations include only the revenues and expenses which can be specifically identified with On The Border and exclude any allocation of corporate costs, including general and administrative expenses. The results of On The Border consist of the following (in thousands):

	Thirteen Week Period Ended December 23, 2009	Twenty-Six Week Period Ended December 23, 2009

Revenues	$76,338	$157,876

Income before income taxes from discontinued operations	4,955	12,880
Income tax expense	1,468	3,905

Net income from discontinued operations	$3,487	$8,975

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

Included in other gains and charges in the consolidated statement of income for the second quarter of fiscal 2011 is a $1.1 million charge related to the impairment of long-lived assets held for use associated with two underperforming restaurants that had a carrying value of $1.4 million. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. Our non-financial assets measured at fair value on a non-recurring basis were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use	$—	$—	$0.3	$0.3

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At December 29, 2010, the 5.75% notes had a carrying value of $289.5 million and a fair value of $304.8 million. At June 30, 2010, the 5.75% notes had a carrying value of $289.4 million and a fair value of $302.6 million.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29,	December 23,	December 29,	December 23,
	2010	2009	2010	2009
Restaurant impairment charges	$1,125	$15,174	$1,125	$15,174
Restaurant closure charges	1,362	5,764	2,538	8,438
Severance and other benefits	892	1,205	3,653	1,738
Gains on the sale of assets, net	(600)	(3,545)	(1,176)	(3,545)
Other gains and charges, net	(5)	(556)	(246)	(854)

	$2,774	$18,042	$5,894	$20,951

We recorded impairment charges of $1.1 million and $15.2 million in the second quarters of fiscal 2011 and 2010, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 4 for fair value disclosures related to the fiscal 2011 charges.

During the first two quarters of fiscal 2011, we recorded $2.5 million in charges, including $1.8 million in lease termination charges, associated with restaurants closed in prior years. We also incurred $3.7 million in severance and other benefits resulting from organizational changes.

During the first two quarters of fiscal 2010, we recorded $8.4 million in charges, including $5.4 million of long-lived asset impairments, resulting from the decision to close 9 company-owned restaurants and $2.4 million in lease termination charges associated with restaurants closed in prior years. We also incurred $1.2 million and $0.5 million in severance and other benefits resulting from organizational changes initiated in fiscal 2010 and fiscal 2009, respectively.

In the second quarter of fiscal 2010, we sold 21 restaurants to a franchisee for $19.0 million and recorded a gain of $2.8 million.

6. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,635.0 million of share repurchases. Pursuant to our stock repurchase plan, we repurchased approximately 13.6 million shares of our common stock for $249.9 million during the first two quarters of fiscal 2011. As of December 29, 2010, approximately $365 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first two quarters of fiscal 2011, we paid dividends of $28.6 million to common stock shareholders, compared to $23.2 million in the prior year. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with the July dividend payment which was declared in March 2010. Additionally, we declared a quarterly dividend of $12.4 million in November 2010 to be paid on December 30, 2010.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first two quarters of fiscal 2011 and 2010 are as follows (in thousands):

	December 29, 2010	December 23, 2009
Income taxes, net of refunds	$38,092	$3,240
Interest, net of amounts capitalized	12,801	12,278

Non-cash investing activities for the first two quarters of fiscal 2011 and 2010 are as follows (in thousands):

	December 29, 2010	December 23, 2009
Retirement of fully depreciated assets	$43,444	$31,765

8. CONTINGENCIES

As of December 29, 2010, we remain secondarily liable for lease payments totaling $188.3 million resulting from the sale of restaurants to franchisees and brand divestitures. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2011 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 29, 2010.

Certain current and former hourly restaurant team members filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorney's fees and was certified as a class action in July 2006. On July 22, 2008, the California Court of Appeal decertified the class action on all claims with prejudice. On October 22, 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29,	December 23,	December 29,	December 23,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	26.7%	29.4%	26.7%	29.0%
Restaurant labor	31.8%	32.3%	32.5%	32.7%
Restaurant expenses	24.1%	23.0%	24.7%	24.0%
Depreciation and amortization	4.8%	4.9%	4.9%	5.1%
General and administrative	4.7%	4.6%	4.6%	4.8%
Other gains and charges	0.4%	2.6%	0.4%	1.5%

Total operating costs and expenses	92.5%	96.8%	93.8%	97.1%

Operating income	7.5%	3.2%	6.2%	2.9%

Interest expense	1.0%	0.9%	1.1%	1.0%
Other, net	(0.3)%	(0.2)%	(0.3)%	(0.3)%

Income before provision for income taxes	6.8%	2.5%	5.4%	2.2%

Provision for income taxes	1.2%	0.4%	1.0%	0.4%

Income from continuing operations	5.6%	2.1%	4.4%	1.8%

Income from discontinued operations, net of taxes	0.0%	0.5%	0.0%	0.6%

Net income	5.6%	2.6%	4.4%	2.4%

The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2011 (excluding On The Border).

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2011
Chili’s:
Company-owned	—	—	—	—	825	835	—
Domestic Franchised	3	26	7	32	470	465	10-13

Total	3	26	7	32	1,295	1,300	10-13

Maggiano’s:	—	—	—	—	44	44	—

International:(a)
Company-owned	—	—	—	—	—	—	—
Franchised	6	9	9	13	220	205	35-40

Total	6	9	9	13	220	205	35-40

Grand Total	9	35	16	45	1,559	1,549	45-53

(a)	At the end of the second quarter of fiscal 2011, international franchised restaurants by brand included 219 Chili's and one Maggiano’s restaurant.

At December 29, 2010, we owned the land and buildings for 189 of the 869 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $142.8 million and $138.0 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 29, 2010 and December 23, 2009, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 29, 2010, we owned, operated, or franchised 1,559 restaurants. We sold On The Border Mexican Grill & Cantina (“On The Border”) to OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in June 2010. On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010.

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world. We will continue to take actions that will allow us to maintain a strong balance sheet and increase our ability to provide results in all operating environments.

Economic conditions continued to provide a challenging operating environment for Brinker and the casual dining industry this quarter. Key economic factors such as total employment, consumer confidence and spending levels have improved recently; however, the economy remains suppressed. We anticipate that market conditions will continue to affect our business and consumers will remain cautious. We will continue to evaluate our business and implement initiatives that will improve short-term sales and profitability as well as provide opportunities for long-term growth.

We are focused on strengthening our business with multidimensional strategies that are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and better guest feedback. Additional labor savings are expected to be achieved through new food preparation procedures, a component of our kitchen retrofit initiative which was implemented at an accelerated pace in the second quarter. We are implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency, better inventory control and reduced software maintenance costs. We are also retrofitting our kitchens with better technology and equipment to provide a more consistent, high quality product at a faster pace, while generating substantial labor cost savings. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders. It is critical to improve margins and maximize profitability in the current business environment; however, maintaining or improving our market share is a significant priority.

We plan to leverage our improved business model and elevated guest experience by implementing multiple initiatives that will further enhance guest traffic and sales. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Our new lunch menu items are focused on value and pace to drive our lunch daypart sales. We will continue to utilize promotional activities as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We intend to remodel a significant number of company-owned restaurants beginning in fiscal 2011, revitalizing Chili’s in a way which modernizes the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will make the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends are improving driven by new menu items and direct marketing. We believe our unique food and signature drinks, improved service and our updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which is intended to enable us to build strength in a variety of markets and economic conditions. This expansion will come through joint venture arrangements, equity investments, and franchise relationships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and will strengthen our competitive position. The effective execution of our financial strategies, including repurchasing shares of our common stock, disciplined use of capital and efficient management of operating expenses will further enhance our profitability and return value to our shareholders. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the second quarter of fiscal 2011 decreased to $671.9 million, a 4.8% decrease from the $705.5 million generated for the same quarter of fiscal 2010. Revenues for the twenty-six week period ended December 29, 2010 were $1,326.8 million, a 5.4% decrease from the $1,402.1 million generated for the same period in fiscal 2010. The decrease in revenue was primarily attributable to a decrease in comparable restaurant sales as well as net declines in capacity at company-owned restaurants as follows:

	Thirteen Week Period Ended December 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(3.5)%	1.0%	0.6%	(5.1)%	(3.0)%
Chili’s	(4.9)%	1.0%	1.2%	(7.1)%	(3.1)%
Maggiano’s	4.7%	1.0%	(2.0)%	5.7%	0.0%
Franchise (1)	(4.1)%
Domestic	(6.5)%
International	2.9%
System-wide (2)	(3.7)%

	Thirteen Week Period Ended December 23, 2009
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.9)%	1.1%	(1.4)%	(2.6)%	(19.5)%
Chili’s	(3.2)%	1.2%	(1.3)%	(3.1)%	(4.0)%
Maggiano’s	(1.6)%	0.5%	(2.2)%	0.1%	3.6%
Franchise (1)	(4.8)%
Domestic	(4.8)%
International	(4.6)%
System-wide (2)	(3.6)%

	Twenty-Six Week Period Ended December 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(3.9)%	1.0%	1.0%	(5.9)%	(3.2)%
Chili’s	(4.9)%	1.2%	1.5%	(7.6)%	(3.3)%
Maggiano’s	3.2%	0.6%	(1.8)%	4.4%	0.0%
Franchise (1)	(4.2)%
Domestic	(6.1)%
International	1.7%
System-wide (2)	(4.0)%

	Twenty-Six Week Period Ended December 23, 2009
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(4.6)%	1.5%	(2.0)%	(4.1)%	(20.0)%
Chili’s	(4.7)%	1.7%	(2.0)%	(4.4)%	(3.9)%
Maggiano’s	(3.8)%	0.7%	(2.0)%	(2.5)%	4.2%
Franchise (1)	(5.9)%
Domestic	(6.3)%
International	(4.4)%
System-wide (2)	(5.0)%

(1)

Franchise sales are not included in revenues on the consolidated statements of income; however, we generate royalty revenue, advertising fees and rental payments based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee restaurants.

Chili’s revenues decreased to $548.3 million, a 7.4% decrease for the second quarter of fiscal 2011 from $592.3 million in the same quarter of fiscal 2010. For the year-to-date period, Chili’s revenues decreased to $1,106.1 million, a 7.5% decrease from $1,196.1 million in fiscal 2010. These decreases were primarily driven by a decrease in comparable restaurant sales of 4.9% for the second quarter and year-to-date periods of fiscal 2011. The decrease in comparable restaurant sales resulted from declines in customer traffic, partially offset by favorable product mix shifts and increases in menu prices for both the quarter and year-to-date period. Revenues were also impacted by a decrease in capacity of 3.1% and 3.3% for the second quarter and year-to-date periods of fiscal 2011 (as measured by average-weighted sales weeks) compared to the respective prior year periods. The reduction in capacity was primarily due to the sale of 21 restaurants to a franchisee in December 2010 and 10 restaurant closures since the second quarter of fiscal 2010.

Maggiano’s revenue increased to $107.8 million, a 10.7% increase for the second quarter of fiscal 2011 from $97.4 million in the same quarter of fiscal 2010. For the year-to-date period, Maggiano’s revenue increased to $189.5 million, an 8.2% increase from $175.1 million in fiscal 2010. These increases were driven by an increase in comparable restaurant sales of 4.7% and 3.2% for the second quarter and year-to-date periods of fiscal 2011, respectively, and changes to banquet billing and compensation structure. The increases in comparable restaurant sales resulted from an increase in customer traffic and menu prices, partially offset by unfavorable product mix shifts. Capacity remained flat for the second quarter and year-to-date periods of fiscal 2011.

Royalty and franchise revenues decreased 4.3% to $15.8 million in the second quarter of fiscal 2011 compared to $16.5 million in the prior year. For the year-to-date period, royalty and franchise revenues decreased slightly to $31.1 million compared to $31.4 million in fiscal 2010. The decrease is primarily due to the recognition of franchise and development fees associated with the sale of 21 restaurants to a franchisee in the prior year, partially offset by an increase in royalty revenues due to the net addition of five domestic and 15 international franchised restaurants since December 23, 2009. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated $372.5 million in sales for the second quarter of fiscal 2011, an increase of 1.3% over prior year. For the year-to-date period, our franchisees generated $743.4 million in sales, an increase of 2.0% over prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 26.7% for the second quarter and year-to-date period of fiscal 2011 from 29.4% and 29.0% for the respective prior year periods. Cost of sales was positively impacted in the current year primarily due to a decrease in usage from changes in menu promotions at Chili’s and commodity price decreases in chicken, ribs, oils and cheese.

Restaurant labor, as a percent of revenues, decreased to 31.8% for the second quarter of fiscal 2011 from 32.3% in the prior year and to 32.5% for the year-to-date period from 32.7% in the prior year. The decrease was primarily driven by decreased labor hours due to the efficiencies achieved from the team service initiative at Chili’s, partially offset by sales deleverage and higher restaurant manager compensation at Chili’s. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant team members at the general manager level and below.

Restaurant expenses, as a percent of revenues, increased to 24.1% for the second quarter of fiscal 2011 from 23.0% in the prior year and to 24.7% for the year-to-date period from 24.0% in the prior year. The increase was primarily driven by the receipt of a $3.3 million credit card class action lawsuit settlement in fiscal 2010 and current year changes to Maggiano’s banquet billing and compensation structure.

Depreciation and amortization decreased $2.1 million for the second quarter of fiscal 2011 and $4.6 million for the year-to-date period of fiscal 2011 compared to the same periods of the prior year primarily driven by an increase in fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses decreased $1.0 million, or 3.0%, for the second quarter of fiscal 2011, and $6.0 million, or 8.9%, for the year-to-date period of fiscal 2011 as compared to the same periods of fiscal 2010. The decreases were primarily due to reduced salary and stock-based compensation expenses resulting from lower headcount driven by organizational changes.

Other gains and charges in fiscal 2011 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $2.5 million in lease termination and other charges related to previously closed restaurants. We also incurred $3.7 million in severance and other benefits resulting from organizational changes.

Other gains and charges in fiscal 2010 included a $15.2 million charge related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants. Additionally, we incurred $5.4 million in charges primarily related to long-lived asset impairments resulting from the decision to close 9 company-owned restaurants and $2.4 million in lease termination charges associated with restaurants closed in prior years. We also incurred $1.2 million and $0.5 million in severance and other benefits resulting from organizational changes initiated in fiscal 2010 and fiscal 2009, respectively. These charges were partially offset by gains of $3.5 million related to the sale of 21 restaurants to a franchisee and land sales.

Interest expense increased to $7.0 million for the second quarter of fiscal 2011 and $14.2 million for the year-to-date period of fiscal 2011 compared to $6.8 million for the second quarter and $13.8 million for the year-to-date period of the prior year due to higher interest rates, partially offset by the impact of a lower average borrowing base.

INCOME TAXES

The effective income tax rate increased to 17.5% for the second quarter of fiscal 2011 compared to 16.8% for the second quarter of fiscal 2010 primarily due to an increase in earnings, partially offset by the resolution of certain tax positions resulting in a positive impact in the current quarter. The positive impact to tax expense also caused the decrease in the year-to-date effective income tax rate from 18.6% in fiscal 2011 compared to 19.6% for the same period of the prior year. Excluding the impact of discrete items, the effective income tax rate from continuing operations increased to 27.3% for the second quarter and to 27.5% for the year-to-date period of fiscal 2011 compared to 27.1% and 26.7% for the respective prior year periods primarily driven by increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities – Continuing Operations

During the first two quarters of fiscal 2011, net cash flow provided by operating activities of continuing operations was $70.0 million compared to $138.0 million in the prior year. The decrease was driven by significant changes in working capital during the fiscal year. The settlement of liabilities associated with the On The Border brand and cash paid for taxes in the current year negatively impacted operating cash flow in comparison to the prior year. Cash paid for taxes in the prior year were positively impacted by the recognition of losses related to the Macaroni Grill divestiture and changes in the treatment of certain expenses.

Working capital decreased to a deficit of $107.3 million at December 29, 2010 from a surplus of $51.2 million at June 30, 2010 primarily due to purchases of treasury stock, quarterly dividend payments, and the seasonal increase in gift card liability in the first six months of fiscal 2011, partially offset by an increase in accounts receivable due to third party gift card sales during the holiday season and the timing of income tax and operational payments.

Cash Flow from Investing Activities – Continuing Operations

	Twenty-Six Week Periods Ended
	December 29, 2010	December 23, 2009
Net cash (used in) provided by investing activities (in thousands):
Payments for property and equipment	$(31,842)	$(21,307)
Proceeds from sale of assets	6,873	19,568
Investment in equity method investee	(1,556)	—
Decrease in restricted cash	—	29,749

	$(26,525)	$28,010

Net cash used in investing activities of continuing operations for the first six months of fiscal 2011 increased to approximately $26.5 million compared to $28.0 million provided by investing activities in the prior year. Capital expenditures increased to $31.8 million for the first six months of fiscal 2011 compared to $21.3 million for the same period of fiscal 2010 driven primarily by increases in asset replacements. Capital spending also includes investments in information technology infrastructure. We estimate that our capital expenditures during fiscal 2011 will be approximately $115 million to $120 million and will be funded entirely by cash from operations.

During the first six months of fiscal 2010, we sold 21 Chili’s restaurants to a franchisee for $19.0 million. We also dissolved our wholly-owned captive insurance company which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted.

Cash Flow from Financing Activities – Continuing Operations

	Twenty-Six Week Periods Ended
	December 29, 2010	December 23, 2009
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(251,818)	$(2,841)
Payments of dividends	(28,562)	(23,161)
Proceeds from issuances of treasury stock	12,165	469
Payments on long-term debt	(5,564)	(140,544)
Other	140	129

	$(273,639)	$(165,948)

Net cash used in financing activities of continuing operations for the first six months of fiscal 2011 increased to approximately $273.6 million compared to $165.9 million in the prior year primarily due to higher purchases of treasury stock and dividend payments, partially offset by higher debt payments in the same period of the prior year.

Pursuant to our stock repurchase plan, we repurchased approximately 8.3 million shares of our common stock for $157.2 million during the second quarter of fiscal 2011 and a total of 13.6 million shares for approximately $249.9 million year-to-date. The share repurchases were funded using proceeds from the On The Border divestiture in June 2010 as well as excess free cash flow from operations.

We paid dividends of $28.6 million to common stock shareholders in the first six months of fiscal 2011 compared to $23.2 million in dividends paid in same period of fiscal 2010. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with the first quarter 2011 payment. Additionally, we declared a quarterly dividend in November 2010 to be paid on December 30, 2010. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders.

During the second quarter, we paid our required quarterly installment of $5.0 million on our five-year term loan agreement bringing the outstanding balance to $195.0 million as of December 29, 2010. The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%, and expires in June 2015. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 2.75% (3.01% as of December 29, 2010).

As of December 29, 2010, we have an undrawn $200 million revolving credit facility, which expires in June 2015. The revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%. Based on our current credit rating, the revolving credit facility carries an interest rate of LIBOR plus 2.75% (3.01% as of December 29, 2010). We are in compliance with all financial debt covenants.

Standard and Poor’s (“S&P”) had reaffirmed our debt rating of BBB- (investment grade) with a stable outlook in fiscal 2010. In December 2010, Moody’s reaffirmed our corporate family rating of Ba1 (non-investment grade) and our senior unsecured note rating of Ba2 (non-investment grade) with a stable outlook. Our balance sheet is a primary focus as we have committed to reducing our leverage allowing us to retain the investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

In November 2010, our Board of Directors authorized a $325 million increase to our existing share repurchase program, bringing the total $2,635.0 million. As of December 29, 2010, approximately $365 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Subsequent to the end of the quarter, we repurchased approximately 2.1 million shares for $50 million. We intend to repurchase additional shares with excess free cash flow over time as business results permit. Repurchased common stock is reflected as a reduction of shareholders’ equity.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 29, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2011 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
September 30, 2010 through November 3, 2010	5,091,683	$19.16	5,091,028	$99,482
November 4, 2010 through December 1, 2010	3,171,364	$18.78	3,170,600	$364,884
December 2, 2010 through December 29, 2010	1,485	$19.78	—	$364,884

	8,264,532	$19.01	8,261,628

(a)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2011, 2,904 shares were tendered by team members at an average price of $19.53.

(b)	In November 2010, the Board of Directors authorized a $325.0 million increase to our existing share repurchase program bringing the total to $2,635.0 million.

Item 6.	EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: February 7, 2011	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2011	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)