Form 10-Q
period 2011-03-30
BRINKER INTERNATIONAL INC
filed 2011-05-06
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $0.10 par value	84,790,889 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 30, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,949	$344,624
Accounts receivable	36,724	45,140
Inventories	26,005	26,735
Prepaid expenses and other	60,556	63,961
Deferred income taxes	12,969	20,607

Total current assets	243,203	501,067

Property and Equipment at Cost:
Land	157,032	163,018
Buildings and leasehold improvements	1,380,576	1,367,646
Furniture and equipment	538,848	556,815
Construction-in-progress	2,845	11,870

	2,079,301	2,099,349
Less accumulated depreciation and amortization	(1,011,659)	(970,272)

Net property and equipment	1,067,642	1,129,077

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	24,535	44,213
Other	47,927	53,658

Total other assets	196,551	221,960

Total assets	$1,507,396	$1,852,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$22,033	$16,866
Accounts payable	82,905	112,824
Accrued liabilities	287,979	300,540
Income taxes payable	1,453	19,647

Total current liabilities	394,370	449,877

Long-term debt, less current installments	508,058	524,511
Other liabilities	139,278	148,968

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 85,161,170 shares outstanding at March 30, 2011, and 176,246,649 shares issued and 101,571,588 shares outstanding at June 30, 2010	17,625	17,625
Additional paid-in capital	464,580	465,721
Retained earnings	1,983,044	1,923,561

	2,465,249	2,406,907
Less treasury stock, at cost (91,085,479 shares at March 30, 2011 and 74,675,061 shares at June 30, 2010)	(1,999,559)	(1,678,159)

Total shareholders’ equity	465,690	728,748

Total liabilities and shareholders’ equity	$1,507,396	$1,852,104

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2011	2010	2011	2010
Revenues	$717,119	$713,380	$2,043,898	$2,115,438

Operating Costs and Expenses:
Cost of sales	195,182	203,242	548,960	610,452
Restaurant labor	227,821	230,790	658,432	689,760
Restaurant expenses	163,007	159,733	490,206	496,202
Depreciation and amortization	31,858	33,307	96,883	102,972
General and administrative	35,593	32,079	97,024	99,535
Other gains and charges	2,424	4,350	8,318	25,299

Total operating costs and expenses	655,885	663,501	1,899,823	2,024,220

Operating income	61,234	49,879	144,075	91,218

Interest expense	7,179	6,498	21,409	20,258
Other, net	(1,444)	(864)	(5,178)	(4,523)

Income before provision for income taxes	55,499	44,245	127,844	75,483

Provision for income taxes	15,253	8,737	28,703	14,859

Income from continuing operations	40,246	35,508	99,141	60,624
Income from discontinued operations, net of taxes	0	4,490	0	13,465

Net income	$40,246	$39,998	$99,141	$74,089

Basic net income per share:
Income from continuing operations	$0.46	$0.35	$1.06	$0.59

Income from discontinued operations	$0.00	$0.04	$0.00	$0.13

Net income per share	$0.46	$0.39	$1.06	$0.72

Diluted net income per share:
Income from continuing operations	$0.45	$0.34	$1.05	$0.59

Income from discontinued operations	$0.00	$0.05	$0.00	$0.13

Net income per share	$0.45	$0.39	$1.05	$0.72

Basic weighted average shares outstanding	87,679	102,470	93,112	102,398

Diluted weighted average shares outstanding	89,647	103,357	94,456	103,122

Dividends per share	$0.14	$0.25	$0.42	$0.47

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	March 30,	March 24,
	2011	2010
Cash Flows from Operating Activities:
Net income	$99,141	$74,089
Income from discontinued operations, net of taxes	0	(13,465)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,883	102,972
Restructure charges and other impairments	6,285	27,248
Net gain on disposal of assets	(1,198)	(3,545)
Stock-based compensation	9,604	12,372
Deferred income taxes	26,711	(11,337)
Earnings on equity investments	(117)	(167)
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	7,366	8,148
Inventories	701	5,660
Prepaid expenses and other	5,647	7,270
Current income taxes	(20,731)	30,500
Other assets	1,141	1,123
Accounts payable	(25,201)	(14,062)
Accrued liabilities	(14,180)	(2,163)
Other liabilities	(3,879)	(2,049)

Net cash provided by operating activities	188,173	222,594

Cash Flows from Investing Activities:
Payments for property and equipment	(48,892)	(31,602)
Proceeds from sale of assets	8,696	19,568
Investments in equity method investees	(1,921)	0
Decrease in restricted cash	0	29,749

Net cash (used in) provided by investing activities	(42,117)	17,715

Cash Flows from Financing Activities:
Purchases of treasury stock	(358,983)	(2,852)
Payments of dividends	(40,996)	(34,426)
Proceeds from issuances of treasury stock	26,851	1,111
Payments on long-term debt	(10,846)	(140,792)
Excess tax benefits from stock-based compensation	243	131

Net cash used in financing activities	(383,731)	(176,828)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	0	28,008
Net cash used in investing activities	0	(3,719)

Net cash provided by discontinued operations	0	24,289

Net change in cash and cash equivalents	(237,675)	87,770
Cash and cash equivalents at beginning of period	344,624	94,156

Cash and cash equivalents at end of period	$106,949	$181,926

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 30, 2011 and June 30, 2010 and for the thirteen week and thirty-nine week periods ended March 30, 2011 and March 24, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 30, 2011, we owned, operated, or franchised 1,571 restaurants in the United States and 30 countries and two territories outside of the United States.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 1.7 million stock options and restricted share awards outstanding at March 30, 2011 and 7.3 million stock options and restricted share awards outstanding at March 24, 2010 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

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

On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010. Discontinued operations include only the revenues and expenses which can be specifically identified with On The Border and exclude any allocation of corporate costs, including general and administrative expenses. The results of On The Border consist of the following (in thousands):

	Thirteen Week Period Ended March 24, 2010	Thirty-Nine Week Period Ended March 24, 2010
Revenues	$80,142	$238,018

Income before income taxes from discontinued operations	6,369	19,249
Income tax expense	1,879	5,784

Net income from discontinued operations	$4,490	$13,465

4. FAIR VALUE MEASUREMENTS

(a) Non-Financial Assets Measured on a Non-Recurring Basis

Included in other gains and charges in the consolidated statement of income for fiscal 2011 is a $1.1 million charge related to the impairment of long-lived assets held for use associated with two underperforming restaurants that had a carrying value of $1.4 million. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. Our non-financial assets measured at fair value on a non-recurring basis were as follows (in thousands):

	Fair Value Measurements Using
	Quoted prices in active market for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Long-lived assets held for use	$—	$—	$0.3	$0.3

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At March 30, 2011, the 5.75% notes had a carrying value of $289.5 million and a fair value of $305.4 million. At June 30, 2010, the 5.75% notes had a carrying value of $289.4 million and a fair value of $302.6 million.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2011	2010	2011	2010
Restaurant impairment charges	$0	$0	$1,125	$15,174
Restaurant closure charges	160	4,831	2,698	13,269
Severance and other benefits	990	75	4,643	1,813
Gains on the sale of assets, net	(529)	0	(1,705)	(3,545)
Other gains and charges, net	1,803	(556)	1,557	(1,412)

	$2,424	$4,350	$8,318	$25,299

We recorded impairment charges of $1.1 million and $15.2 million in fiscal 2011 and 2010, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 4 for fair value disclosures related to the fiscal 2011 charges.

During the first three quarters of fiscal 2011, we recorded $2.7 million in charges, including $1.8 million in lease termination charges associated with restaurants closed in prior years. We also incurred $4.6 million in severance and other benefits resulting organizational changes, $1.7 million in net gains on the sale of property and a $1.5 million charge related to litigation.

During the first three quarters of fiscal 2010, we recorded $13.3 million in charges, including $5.4 million of long-lived asset impairments, resulting from the decision to close nine company-owned restaurants and $6.4 million in lease termination charges associated with restaurants closed in prior years. We also incurred $1.8 million in severance and other benefits resulting from organizational changes.

In fiscal 2010, we recorded $3.5 million in net gains on the sale of assets, including a $2.8 million gain from the sale of 21 restaurants to a franchisee.

6. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,635.0 million of share repurchases. Pursuant to our stock repurchase plan, we repurchased approximately 18.0 million shares of our common stock for $357.0 million during the first three quarters of fiscal 2011. As of March 30, 2011, approximately $258 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first three quarters of fiscal 2011, we paid dividends of $41.0 million to common stock shareholders, compared to $34.4 million in the prior year. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with the July dividend payment which was declared in March 2010. Additionally, we declared a quarterly dividend of $12.2 million in February 2011 which was paid on March 31, 2011.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2011 and 2010 are as follows (in thousands):

	March 30, 2011	March 24, 2010
Income taxes, net of refunds	$29,002	$5,190
Interest, net of amounts capitalized	15,248	13,647

Non-cash investing activities for the first three quarters of fiscal 2011 and 2010 are as follows (in thousands):

	March 30, 2011	March 24, 2010
Retirement of fully depreciated assets	$50,856	$37,659

8. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 30, 2011 and June 30, 2010, we have outstanding lease guarantees or are secondarily liable for $175.5 million and $208.0 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2011 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 30, 2011. In the third quarter of fiscal 2011, we were released from secondary obligations of approximately $11.4 million pursuant to the terms of certain On The Border leases.

Certain current and former hourly restaurant team members filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

We are engaged in various other legal proceedings and have certain unresolved claims pending. Reserves have been established based on our best estimates of our potential liability in certain of these matters. Based upon consultation with legal counsel, Management is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30,	March 24,	March 30,	March 24,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	27.2%	28.5%	26.9%	28.9%
Restaurant labor	31.8%	32.4%	32.2%	32.6%
Restaurant expenses	22.7%	22.4%	24.0%	23.4%
Depreciation and amortization	4.4%	4.7%	4.7%	4.9%
General and administrative	5.0%	4.5%	4.8%	4.7%
Other gains and charges	0.4%	0.5%	0.4%	1.2%

Total operating costs and expenses	91.5%	93.0%	93.0%	95.7%

Operating income	8.5%	7.0%	7.0%	4.3%

Interest expense	1.0%	0.9%	1.0%	0.9%
Other, net	(0.2)%	(0.1)%	(0.3)%	(0.2)%

Income before provision for income taxes	7.7%	6.2%	6.3%	3.6%

Provision for income taxes	2.1%	1.2%	1.4%	0.7%

Income from continuing operations	5.6%	5.0%	4.9%	2.9%

Income from discontinued operations, net of taxes	0.0%	0.6%	0.0%	0.6%

Net income	5.6%	5.6%	4.9%	3.5%

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2011 (excluding On The Border).

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2011
Chili’s:
Company-owned	0	0	0	0	824	827	0
Domestic Franchised	3	3	10	35	476	466	8-10

Total	3	3	10	35	1,300	1,293	8-10

Maggiano’s:	0	1	0	1	44	44	0

International:(a)
Company-owned	0	0	0	0	0	0	0
Franchised	7	5	16	20	227	218	25-30

Total	7	5	16	20	227	218	25-30

Grand Total	10	9	26	56	1,571	1,555	33-40

(a)	At the end of the third quarter of fiscal 2011, international franchised restaurants by brand included 226 Chili’s and one Maggiano’s restaurant.

At March 30, 2011, we owned the land and buildings for 189 of the 868 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $142.7 million and $135.4 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 30, 2011 and March 24, 2010, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 30, 2011, we owned, operated, or franchised 1,571 restaurants. We sold On The Border Mexican Grill & Cantina (“On The Border”) to OTB Acquisition LLC (“OTB Acquisition”), an affiliate of San Francisco-based Golden Gate Capital, in June 2010. On The Border has been presented as discontinued operations in the consolidated financial statements in fiscal 2010.

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

Economic conditions have been turbulent over the last year and have provided a challenging operating environment for Brinker and the casual dining industry this quarter. Key economic factors such as total employment, consumer confidence and spending levels have been improving recently; however, economic recovery remains slow. In addition, recent gas price increases and the potential for near term commodity price increases may negatively impact the industry. We anticipate that market conditions will continue to affect our business and consumers will remain cautious as the economy slowly rebounds. Historically, the industry has not experienced a high correlation of fuel prices and sales; however, fuel prices at a certain level may negatively impact consumer behavior regarding casual dining occasions. We will continue to evaluate our business and implement initiatives designed to mitigate risk, improve short-term sales and profitability and provide opportunities for long-term growth.

We are focused on strengthening our business with multidimensional strategies that are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and better guest feedback. Additional labor savings were achieved through new food preparation procedures, a component of our kitchen retrofit initiative which was implemented at an accelerated pace in the second quarter. We are implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. We are also retrofitting our kitchens with better technology and equipment to provide a more consistent, high quality product at a faster pace, while generating substantial labor cost savings. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders. It is critical to improve margins and maximize profitability in the current business environment; however, maintaining or improving our market share is a significant priority.

We plan to leverage our improved business model and elevated guest experience by implementing multiple initiatives that will further enhance guest traffic and sales. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Our new lunch menu items are focused on value and pace to drive our lunch daypart sales. Additionally, we have introduced new items and promotions to enhance our dinner and happy hour business. We will continue to utilize promotional activities as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value. We intend to remodel a significant number of company-owned restaurants beginning in fiscal 2011, revitalizing Chili’s in a way which modernizes the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will make the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends and traffic continue to improve, driven by new menu items and direct marketing. We believe our unique food and signature drinks, improved service and updated atmosphere will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which is intended to enable us to build strength in a variety of markets and economic conditions. This expansion will come through joint venture arrangements, equity investments and franchise relationships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and strengthen our competitive position. The effective execution of our financial strategies, including repurchasing shares of our common stock, disciplined use of capital and efficient management of operating expenses will further enhance our profitability and return value to our shareholders. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

REVENUES

Revenues for the third quarter of fiscal 2011 increased to $717.1 million, a 0.5% increase from the $713.4 million generated for the same quarter of fiscal 2010. Revenues for the thirty-nine week period ended March 30, 2011 were $2,043.9 million, a 3.4% decrease from the $2,115.4 million generated for the same period in fiscal 2010. The changes in revenue were primarily attributable to the change in comparable restaurant sales as well as net changes in capacity at company-owned restaurants as follows:

	Thirteen Week Period Ended March 30, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.1%	1.2%	(1.6)%	0.6%	(0.7)%
Chili’s	(0.3)%	1.2%	(1.8)%	0.2%	(0.8)%
Maggiano’s	3.4%	0.7%	(0.6)%	3.2%	0.7%
Franchise (1)	(0.9)%
Domestic	(2.0)%
International	2.6%
System-wide (2)	(0.2)%

	Thirteen Week Period Ended March 24, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity(3)
Company-owned	(4.2)%	0.9%	(1.7)%	(3.4)%	(5.3)%
Chili’s	(5.0)%	0.9%	(1.7)%	(4.2)%	(4.8)%
Maggiano’s	1.9%	0.4%	(0.9)%	2.4%	0.9%
Franchise (1)	(4.8)%
Domestic	(6.4)%
International	1.2%
System-wide (2)	(4.4)%

	Thirty-Nine Week Period Ended March 30, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.5)%	1.1%	0.2%	(3.9)%	(2.4)%
Chili’s	(3.3)%	1.2%	0.4%	(5.0)%	(2.5)%
Maggiano’s	3.3%	0.6%	(0.5)%	3.2%	0.2%
Franchise (1)	(3.1)%
Domestic	(4.7)%
International	2.0%
System-wide (2)	(2.7)%

	Thirty-Nine Week Period Ended March 24, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity(3)
Company-owned	(4.4)%	1.3%	(1.8)%	(3.7)%	(15.7)%
Chili’s	(4.7)%	1.5%	(2.0)%	(4.3)%	(4.2)%
Maggiano’s	(2.0)%	0.5%	(1.5)%	(1.0)%	3.1%
Franchise (1)	(5.5)%
Domestic	(6.3)%
International	(2.6)%
System-wide (2)	(4.8)%

(1)

Franchise sales are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee restaurants.
(3)

Capacity (as measured by average-weighted sales weeks) for the third quarter and year-to-date periods of fiscal 2010 were impacted by the sale of Macaroni Grill in December 2008 and the closure of company-owned international restaurants which were included in fiscal 2009 average-weighted sales weeks.

Chili’s revenues decreased to $608.4 million, a 0.7% decrease for the third quarter of fiscal 2011 from $612.6 million in the same quarter of fiscal 2010 primarily due to small decreases in guest check averages and capacity, partially offset by a slight increase in traffic. For the year-to-date period, Chili’s revenues decreased to $1,714.5 million, a 5.2% decrease from $1,808.1 million in fiscal 2010. The decrease was primarily driven by a decrease in comparable restaurant sales of 3.3% resulting from a decline in guest traffic, partially offset by favorable product mix shift and menu pricing. Revenues were also impacted by a decrease in capacity of 2.5% for the year-to-date period of fiscal 2011 (as measured by average-weighted sales weeks) compared to the respective prior year period, primarily due to the sale of 21 restaurants to a franchisee in December 2009 and three restaurant closures since the third quarter of fiscal 2010.

Maggiano’s revenue increased to $91.6 million, an 8.7% increase for the third quarter of fiscal 2011 from $84.3 million in the same quarter of fiscal 2010 primarily driven by a 3.4% increase in comparable restaurant sales and changes to the banquet billing and compensation structure. For the year-to-date period, Maggiano’s revenue increased to $281.2 million, an 8.4% increase from $259.5 million in fiscal 2010 primarily driven by a 3.3% increase in comparable restaurant sales and changes to the banquet billing and compensation structure. The increases in comparable restaurant sales resulted from increases in guest traffic and menu prices, partially offset by unfavorable product mix shifts. Revenues were also slightly impacted by an increase in capacity of 0.7% and 0.2% for the third quarter and year-to-date periods of fiscal 2011 (as measured by average-weighted sales weeks) compared to the respective prior year periods. The increase in capacity was primarily due to one restaurant opening in the third quarter of fiscal 2010.

Royalty and franchise revenues increased 3.6% to $17.1 million in the third quarter of fiscal 2011 compared to $16.5 million in the prior year. For the year-to-date period, royalty and franchise revenues increased slightly to $48.2 million compared to $47.9 million in fiscal 2010. The increase is primarily due to the net addition of seven domestic and 20 international franchised restaurants since March 24, 2010. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated approximately $401.2 million in sales for the third quarter of fiscal 2011, an increase of 1.8% over prior year. For the year-to-date period, our franchisees generated approximately $1,147.3 million in sales, an increase of 2.2% over prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, decreased to 27.2% and 26.9% for the third quarter and year-to-date period of fiscal 2011 from 28.5% and 28.9% for the respective prior year periods. Cost of sales was positively impacted in the third quarter and year-to-date periods primarily due to changes made to value offerings at Chili’s. While third quarter commodity pricing remained flat, year-to-date commodity pricing decreased in chicken, ribs and oils.

Restaurant labor, as a percent of revenues, decreased to 31.8% for the third quarter of fiscal 2011 from 32.4% in the prior year and to 32.2% for the year-to-date period from 32.6% in the prior year. The decrease was primarily driven by lower labor expenses resulting from the team service and food preparation initiatives at Chili’s, partially offset by higher restaurant manager incentive compensation. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant team members at the general manager level and below.

Restaurant expenses, as a percent of revenues, increased to 22.7% for the third quarter of fiscal 2011 from 22.4% in the prior year primarily due to increased advertising expense, partially offset by lower utilities expense and a decrease in insurance expenses due to favorable claims experience. Restaurant expenses, as a percent of revenues, increased to 24.0% for the year-to-date period from 23.4% in the prior year. The increase was primarily driven by the receipt of a $3.3 million credit card class action lawsuit settlement in fiscal 2010 and current year changes to Maggiano’s banquet billing and compensation structure.

Depreciation and amortization decreased $1.4 million for the third quarter of fiscal 2011 and $6.1 million for the year-to-date period of fiscal 2011 compared to the same periods of the prior year primarily driven by an increase in fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses increased $3.5 million, or 11.0%, for the third quarter of fiscal 2011 compared to the same period of fiscal 2010. The increase was primarily due to higher professional fees and performance based compensation. General and administrative expenses decreased $2.5 million, or 2.5%, for the year-to-date period of fiscal 2011 as compared to the same period of fiscal 2010. The decrease was primarily due to reduced salary and stock-based compensation expenses resulting from lower headcount driven by organizational changes, partially offset by increased performance based compensation and consulting expenses.

Other gains and charges for the third quarter of fiscal 2011 included charges of $1.5 million related to litigation and $1.0 million of severance and other benefits resulting from organizational changes. Other gains and charges for the year-to-date period of fiscal 2011 included charges of $4.6 million in severance and other benefits, $2.7 million in lease termination and other charges related to previously closed restaurants, $1.7 million in net gains on the sale of property, $1.5 million related to litigation and $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants.

Other gains and charges for the third quarter of fiscal 2010 included $4.0 million in lease termination charges associated with restaurants closed in prior periods. Other gains and charges for the year-to-date period of fiscal 2010 included charges of $15.2 million related to the impairment of long-lived assets held for use associated with 15 underperforming restaurants, $5.4 million primarily related to long-lived asset impairments resulting from the decision to close nine company-owned restaurants, $6.4 million in lease termination charges associated with restaurants closed in prior years and $1.8 million of severance and other benefits. These charges were partially offset by net gains of $3.5 million primarily related to the sale of 21 restaurants to a franchisee and land sales.

Interest expense increased to $7.2 million for the third quarter of fiscal 2011 and $21.4 million for the year-to-date period of fiscal 2011 compared to $6.5 million for the third quarter and $20.3 million for the year-to-date period of the prior year due to higher average interest rates, partially offset by the impact of a lower average borrowing base.

INCOME TAXES

The effective income tax rate increased to 27.5% for the third quarter of fiscal 2011 compared to 19.7% for the third quarter of the prior year primarily due to the resolution of certain tax positions resulting in a positive impact in the prior year. Excluding the impact of special items and resolved tax positions, the effective income tax rate from continuing operations decreased to 27.1% for the third quarter of fiscal 2011 compared to 27.5% for the prior year period primarily driven by tax credits from workforce programs.

The effective income tax rate increased to 22.5% for the year-to-date period of fiscal 2011 compared to 19.7% for the same period of the prior year primarily due to an increase in earnings, partially offset by the resolution of certain tax positions resulting in a positive impact in the prior year greater than the current year. Excluding the impact of special items and resolved tax positions, the effective income tax rate from continuing operations increased to 27.4% for the year-to-date period of fiscal 2011 compared to 27.1% the same period of prior year primarily due to an increase in earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities – Continuing Operations

During the first three quarters of fiscal 2011, net cash flow provided by operating activities of continuing operations was $188.2 million compared to $222.6 million in the prior year. The decrease was driven by significant changes in working capital during the fiscal year. The settlement of liabilities associated with the On The Border brand and cash paid for taxes in the current year negatively impacted operating cash flow in comparison to the prior year. Cash paid for taxes in the prior year was positively impacted by the recognition of losses related to the Macaroni Grill divestiture and changes in the treatment of certain expenses.

Working capital decreased to a deficit of $151.2 million at March 30, 2011 from a surplus of $51.2 million at June 30, 2010 primarily due to purchases of treasury stock and quarterly dividend payments in the first nine months of fiscal 2011, partially offset by the timing of income tax and operational payments.

Cash Flow from Investing Activities – Continuing Operations

	Thirty-Nine Week Periods Ended
	March 30, 2011	March 24, 2010
Net cash (used in) provided by investing activities (in thousands):
Payments for property and equipment	$(48,892)	$(31,602)
Proceeds from sale of assets	8,696	19,568
Investments in equity method investees	(1,921)	—
Decrease in restricted cash	—	29,749

	$(42,117)	$17,715

Net cash used in investing activities of continuing operations for the first nine months of fiscal 2011 increased to approximately $42.1 million compared to $17.7 million provided by investing activities in the prior year. Capital expenditures increased to $48.9 million for the first nine months of fiscal 2011 compared to $31.6 million for the same period of fiscal 2010 driven primarily by increases in asset replacements. Capital spending also includes investments in information technology infrastructure and ongoing remodel investments. We estimate that our capital expenditures during fiscal 2011 will be approximately $80 million and will be funded entirely by cash from operations.

During the first nine months of fiscal 2010, we sold 21 Chili’s restaurants to a franchisee for $19.0 million. We also dissolved our wholly-owned captive insurance company which allowed us to access $29.7 million of cash that was previously pledged as collateral and classified as restricted.

Cash Flow from Financing Activities – Continuing Operations

	Thirty-Nine Week Periods Ended
	March 30, 2011	March 24, 2010
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(358,983)	$(2,852)
Payments of dividends	(40,996)	(34,426)
Proceeds from issuances of treasury stock	26,851	1,111
Payments on long-term debt	(10,846)	(140,792)
Other	243	131

	$(383,731)	$(176,828)

Net cash used in financing activities of continuing operations for the first nine months of fiscal 2011 increased to approximately $383.7 million compared to $176.8 million in the prior year primarily due to higher purchases of treasury stock and dividend payments, partially offset by lower debt payments in the current year.

Pursuant to our stock repurchase plan, we repurchased approximately 4.5 million shares of our common stock for $107.1 million during the third quarter of fiscal 2011 and a total of 18.0 million shares for approximately $357.0 million year-to-date. The share repurchases were funded using proceeds from the On The Border divestiture in June 2010 as well as cash flow from operations.

We paid dividends of $41.0 million to common stock shareholders in the first nine months of fiscal 2011 compared to $34.4 million in dividends paid in same period of fiscal 2010. Our Board of Directors approved a 27 percent increase in the quarterly dividend from $0.11 to $0.14 per share effective with the first quarter 2011 payment. Additionally, we declared a quarterly dividend in February 2011 which was paid on March 31, 2011. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders. We received $26.9 million of proceeds from issuances of treasury stock related to stock option exercises in the first nine months of fiscal 2011.

During the third quarter, we paid our required quarterly installment of $5.0 million on our five-year term loan agreement bringing the outstanding balance to $190.0 million as of March 30, 2011. The term loan bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%, and expires in June 2015. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 2.75% (3.00% as of March 30, 2011).

As of March 30, 2011, we have an undrawn $200 million revolving credit facility, which expires in June 2015. The revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating at such time, but is subject to a maximum of LIBOR plus 3.25%. Based on our current credit rating, the revolving credit facility carries an interest rate of LIBOR plus 2.75% (3.00% as of March 30, 2011). We are in compliance with all financial debt covenants.

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

In November 2010, our Board of Directors authorized a $325 million increase to our existing share repurchase program, bringing the total $2,635.0 million. As of March 30, 2011, approximately $258 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Subsequent to the end of the quarter, we repurchased approximately 1.1 million shares for $26.0 million. We intend to repurchase additional shares within our authorization with excess free cash flow over time as business results permit. Repurchased common stock is reflected as a reduction of shareholders’ equity.

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

There were no changes in our internal control over financial reporting during our third quarter ended March 30, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2011 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 30, 2010 through February 2, 2011	853,161	$23.74	852,362	$344,627
February 3, 2011 through March 2, 2011	1,230,526	$23.82	1,230,526	$315,293
March 3, 2011 through March 30, 2011	2,377,376	$24.19	2,376,469	$257,757

	4,461,063	$24.00	4,459,357

(a)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2011, 1,706 shares were tendered by team members at an average price of $22.83.

Item 6.	EXHIBITS

10(a)	By-Laws of Registrant

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: May 6, 2011	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)