Form 10-K
period 2011-06-29
BRINKER INTERNATIONAL INC
filed 2011-08-29
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2011	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,737,188,902.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.10 par value	82,677,559 shares

DOCUMENTS INCORPORATED BY REFERENCE

We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 29, 2011 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 3, 2011, to be dated on or about September 15, 2011, into Part III hereof, to the extent indicated herein.

PART I

Item 1.	BUSINESS.

General

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

We own, develop, operate and franchise the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995. We sold Romano’s Macaroni Grill to Mac Acquisition LLC, an affiliate of San Francisco-based Golden Gate Capital, in December 2008 and currently hold a 15.6% ownership interest in the new entity.

Restaurant Brands

Chili’s Grill & Bar

Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for 36 years. Chili’s also enjoys a global presence with locations in 30 foreign countries and two U.S. territories around the world. Consistent in all locations, whether domestic or international and company-owned or franchised, Chili’s passion is making our guests feel special. Our Team Members, referred to as ChiliHeads, take special pride in serving America’s Favorites…Like No Place Else.

Chili’s varied menu features America’s favorites boldly flavored and freshly prepared, including several signature items such as Baby Back Ribs smoked in-house, Big Mouth Burgers, Sizzling Fajitas, hand-battered Chicken Crispers and house-made Chips and Salsa. The all-day menu offers our guests a generous selection of appetizers, entrees and desserts at affordable prices. A special lunch section is available on weekdays. In addition to our flavorful food, Chili’s offers a full selection of alcoholic beverages available from the bar, with Margaritas and draft beer being favorites of our guests. For guests seeking convenience, Chili’s offers To Go service that can be ordered via phone or on-line and most Chili’s offer a separate To Go entrance for service.

During the year ending June 29, 2011, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $17.49. The average revenue per meal, including alcoholic beverages, was approximately $13.52 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.4% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.6%. Our average annual sales volume per Chili’s restaurant during this same year was $2.9 million.

Maggiano’s Little Italy

Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. The exterior of each Maggiano’s restaurant varies to reflect local architecture, however, the interior of all locations transport our guests back to a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and our restaurants also have extensive banquet facilities designed to host large party business or social events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, entrées with bountiful portions of pasta, chicken, seafood, veal and prime steaks, and desserts. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.

During the year ending June 29, 2011, entrée selections ranged in menu price from $12.95 to $39.95. The average revenue per meal, including alcoholic beverages, was approximately $25.56 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 82.5% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 17.5%. Sales from events at our banquet facilities made up 19.5% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.5 million.

Business Strategy

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world. We will continue to maintain a strong balance sheet and financial flexibility to support our strategic initiatives and to provide stability in all operating environments.

Economic conditions have been turbulent over the last year and have provided a challenging operating environment for the Company and the casual dining industry. Key economic factors such as total employment, consumer confidence and spending levels have been soft this year. More recently, the political environment and soaring governmental deficits in the United States and abroad have negatively impacted consumer confidence. In addition, higher gas prices and the potential for near term commodity price increases may negatively impact the industry. We anticipate that market conditions will continue to affect our business and consumers will remain cautious as the economy slowly rebounds. We will continue to evaluate our business and implement initiatives designed to mitigate risk, improve short-term sales and profitability and provide opportunities for long-term growth.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented an improved service model at Chili’s which has resulted in labor efficiencies and better guest feedback. Additional labor savings were achieved through improved food preparation procedures, a component of our kitchen retrofit initiative which was implemented at an accelerated pace in the second quarter. Another component of this initiative is the modification of our kitchens to include improved technology and equipment to provide a more consistent, high quality product at a faster pace, while generating substantial labor cost savings; this component is in early stages of rollout and implementation. We are also in the process of implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders and recently executed a revised credit facility to increase our financial flexibility while taking advantage of more favorable financing costs. We believe that the successful implementation of these operational and financial initiatives will help drive sales growth and operational efficiency while strengthening our competitive advantage and enhancing shareholder value.

We plan to leverage our improved business model and elevated guest experience by implementing multiple initiatives that will further enhance guest traffic and sales. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Our new lunch menu items are focused on value and pace to drive our lunch daypart sales. Additionally, we have introduced new items and promotions to enhance our dinner and happy hour business. We will continue to utilize promotional activities as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value. We intend to remodel a significant number of company-owned restaurants in fiscal 2012, revitalizing

Chili’s in a way which modernizes the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends and traffic continue to improve significantly, driven by offering guests a great value with classic pasta, new menu items and direct marketing. We believe our unique food and signature drinks, improved service and updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which is intended to enable us to build strength in a variety of markets and economic conditions. This expansion will come through joint venture arrangements, equity investments and franchise relationships, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations, both domestically and internationally, enable us to improve margins as royalty payments impact the bottom line.

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and strengthen our competitive position. The effective execution of our financial strategies, including repurchasing shares of our common stock, disciplined use of capital and efficient management of operating expenses, will further enhance our profitability and return value to our shareholders. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

Franchise Development

In fulfilling our long-term vision, our restaurant brands will continue to expand primarily through our franchisees and joint venture partners.

As part of our strategy to expand through our franchisees, our franchise operations (domestically and internationally) increased in fiscal 2011. The following table illustrates the percentages of franchise operations (versus total restaurants) as of June 29, 2011 for the Company and by restaurant brand:

	Percentage of Franchise Operated Restaurants
	Domestic	International
Brinker	30%	15%
Chili’s	31%	15%
Maggiano’s	—	2%

International

We continue our international growth through development agreements with new and existing franchisees and joint venture partners introducing our brands into new countries, as well as expanding them in existing countries. At June 29, 2011, we had 32 total development arrangements. During the fiscal year 2011, our international franchisees and joint venture partners opened 26 Chili’s restaurants. In the same year, we entered into new or renewed development agreements with four franchisees for the development of 49 Chili’s restaurants. The areas of development for these locations include all or portions of the following countries: Brazil, Colombia, Guatemala, India, Kuwait, Malaysia, and Taiwan.

Notably, we entered into an agreement with BTTO Participacoes Ltda to joint invest in a new company to develop Chili’s in portions of Brazil. The new company anticipates developing approximately five restaurants over the next five years. The first restaurant is projected to open in the first quarter of fiscal 2012.

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

Domestic

Domestic expansion is focused primarily through growth in our number of franchised restaurants. We are accomplishing this part of our growth through existing, new or renewed development obligations with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). At June 29, 2011, 15 total domestic development arrangements existed. Similar to our international franchise agreements, a typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations. In some instances, we have and may enter into development agreements for multiple brands with the same franchisee.

Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses, toll plazas and food courts) that can adequately support our restaurant brands.

During the year ended June 29, 2011, not including any restaurants we sold to our franchisees, our domestic franchisees opened 11 Chili’s restaurants.

Company Development

Our near-term focus continues to be less on domestic development of new company-operated restaurants allowing us to focus on our other strategic initiatives and areas of focus. We will continue to evaluate the development of new company-operated restaurants.

The following table illustrates the system-wide restaurants opened in fiscal 2011 and the planned openings in fiscal 2012:

	Fiscal 2011 Openings(1)	Fiscal 2012 Projected Openings
Chili’s:
Company-operated	—	—
Franchise(2)	11	3
Maggiano’s	—	—
International:
Company-operated(3)	—	—
Franchise(3)	26	35-40

Total	37	38-43

(1)	The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2011.

(2)	The numbers on this line for fiscal 2012 are projected domestic franchise openings.

(3)	The numbers on this line are for Chili’s and Maggiano’s.

We periodically reevaluate company-owned restaurant sites to ensure that site attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed three company-owned restaurants in fiscal 2011. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. A portion of these closed restaurants were performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

Restaurant Management

Our Chili’s and Maggiano’s brands have separate designated teams that support each brand for operations, finance, franchise, marketing, peopleworks and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, legal and restaurant development.

At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general manager, two to six additional managers, and for Maggiano’s, an additional three to four chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of individual locations.

We believe that there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members.

We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. The training program typically includes a two-to four-month training period for restaurant management trainees. We also provide reoccurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.

Supply Chain

Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure that high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to any of our restaurant brands. Additionally, as a purchaser of a variety of protein products, we do require our vendors to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees and joint venture operations may encounter cultural and regulatory differences resulting in differences with product specifications for international restaurant locations.

Advertising and Marketing

Our brands generally focus on the eighteen to fifty-four year-old age group, which constitutes approximately half of the United States population. Though members of this target segment grew up on fast food, we believe that for many meal occasions, these consumers value the benefits of the casual dining category. In choosing not to cook, these consumers want the higher food quality, the time to relax with family and friends and the enhanced dining experience that our restaurant brands offer. To reach this target group, we use a mix of television, radio, print, outdoor or online advertising, mail (direct and electronic) and social media, with each of our restaurant brands utilizing one or more of these mediums to meet the brand’s communication strategy and budget. Our brands have also developed and use to varying degrees sophisticated consumer marketing research techniques to monitor guest satisfaction and emerging culinary trends, as well as to validate menu development and creative campaigns.

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

Team Members

As of June 29, 2011, we employed approximately 60,322 team members, 601 were restaurant support center personnel in Dallas, and 4,029 were restaurant area directors, managers, or trainees. The remaining 55,692 were employed in non-management restaurant positions. Our executive officers have an average of 25 years of experience in the restaurant industry, some of whom began their careers in the restaurants we operate today.

We have a positive team member relations outlook and continue to focus on improving our team member turnover rate. We have a variety of tools and strong resources in place to help us recruit and retain the best talent to work in our restaurants.

The majority of our team members, outside of restaurant management and restaurant support center personnel, are paid on an hourly basis. We stand firm in the belief that we provide competitive working conditions and wages favorable with other companies in our industry. Our team members are not covered by any collective bargaining agreements.

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

The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. Despite a weak U.S. employment market, there is active competition for quality management personnel and hourly team members. We continue to face competition as a result of the trend toward convergence in grocery, deli and restaurant services, including the offering by the grocery industry of convenient meals in the form of improved entrees and side dishes, as well as the trend in quick service and fast casual restaurants toward higher quality food and beverage offerings. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs.

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

Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. We and our franchisees depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, academic studies, or advocacy organizations among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-operated restaurants and the payments we receive from franchisees.

The global economic crisis continued to adversely impact our business and financial results in fiscal 2011 and a prolonged economic recovery could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. Consumer confidence has not recovered from historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants. While sales and traffic gains have been made by the restaurant industry and our restaurants in fiscal 2011, much of the economic improvement in the restaurant industry has come from cost savings initiatives. If this current weak economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of the prior two years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in lower royalties collected, sales deleverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. The result could be further reductions in staff levels, asset impairment charges and potential restaurant closures. In addition, the adverse fiscal condition of any states where we operate restaurants could result in these state governments issuing IOUs rather than tax refunds or employee paychecks, which could affect guest spending patterns in these locations.

Future weak global economic results or recessionary effects on us are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plan to restore fiscal responsibility or future plans to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment, which remains stubbornly high at the present time.

The current weak economic recovery could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

If the weak economic recovery continues or returns to recessionary levels, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

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

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including, tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to review the health care reform law enacted by Congress in March of 2010 and regulations issued related to the law to evaluate the potential impact of this new law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Our success depends in part on our ability to absorb increases in utility costs, in particular electricity and natural gas. Various regions of the United States in which we operate multiple restaurants have experienced in the recent past significant increases in utility prices. These increases have affected costs and if they occur again, it would have possible adverse effects on our profitability to the extent not otherwise recoverable through price increases or alternative products, processes or cost reduction procedures. Further, higher prices for petroleum-based fuels may be passed on to us by vendors putting further pressure on margins as well as impact our guests discretionary funds and ability to patron our restaurants or guests’ menu choices.

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

Continuing disruptions in the global financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

The continuing disruptions to the global financial markets and continuing weak economic recovery has adversely impacted the availability of credit already arranged and the availability and cost of credit in the future. The disruptions in the financial markets also had an adverse effect on the U.S. and world economy, which has negatively impacted consumer spending patterns. There can be no assurance that various U.S. and world government present and future responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity or the availability of credit.

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

Restaurant Locations

At June 29, 2011, our system of company-owned and franchised restaurants included 1,579 restaurants located in 50 states, and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Portugal, Qatar, Russia, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

Table 1: Company-owned vs. franchise (by brand) as of June 29, 2011:

Chili’s
Company-owned	824
Franchise	710
Maggiano’s
Company-owned	44
Franchise	1

Total	1,579

Table 2: Domestic vs. foreign locations (by brand) as of June 29, 2011 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and territories)
Chili’s	1,299(50)	235(32)
Maggiano’s	44(20 & D.C.)	1

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Maggiano’s
Square Feet	3,930-5,450	12,000-17,000
Dining Seats	150-220	500-700
Dining Tables	35-50	100-150

The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 29, 2011, we owned the land and building for 189 of our 868 company-operated restaurant locations. For these 189 restaurant locations, the net book value for the land was $142 million and for the buildings was $132 million. For the remaining 679 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $591 million. The 679 leased restaurant locations can be categorized as follows: 536 are ground leases (where we lease land only, but own the building) and 143 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

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

Fiscal year ended June 29, 2011:

	High	Low
First Quarter	$18.84	$14.12
Second Quarter	$22.15	$18.24
Third Quarter	$25.32	$20.88
Fourth Quarter	$26.03	$23.20

Fiscal year ended June 30, 2010:

	High	Low
First Quarter	$18.33	$13.79
Second Quarter	$16.51	$12.60
Third Quarter	$20.48	$14.36
Fourth Quarter	$20.71	$14.43

As of August 12, 2011, there were 715 holders of record of our common stock.

During the fiscal year ended June 29, 2011, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends paid for the fiscal year in the following table:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.14	August 19, 2010	September 10, 2010	September 30, 2010
$0.14	November 10, 2010	December 10, 2010	December 30, 2010
$0.14	February 10, 2011	March 11, 2011	March 31, 2011
$0.14	June 3, 2011	June 17, 2011	June 30, 2011

The following graph compares the cumulative five-year total return provided shareholders on Brinker International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index.

The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 28, 2006 and its relative performance is tracked through June 29, 2011. The values shown are neither indicative nor determinative of future performance.

	2006	2007	2008	2009	2010	2011
Brinker International	$100.00	$125.33	$85.67	$72.15	$67.63	$117.68
S&P 500	$100.00	$120.59	$104.77	$77.30	$88.46	$115.61
S&P Restaurants(1)	$100.00	$121.77	$122.19	$124.04	$155.20	$217.46

(1)	The S&P Restaurants Index is comprised of Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands Inc.

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 12, 2011, we issued no securities which were not registered under the Securities Act of 1933, as amended.

We continue to maintain our share repurchase program; on June 3, 2011 our Board of Directors increased our share repurchase authorization by $250 million, bringing the total authorization to $2,885 million. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
March 31, 2011 through May 4, 2011	668,065	$24.76	663,158	$241,324
May 5, 2011 through June 1, 2011	1,600,819	$24.68	1,600,000	$201,808
June 2, 2011 through June 29, 2011	274,909	$25.53	273,600	$444,819

Total	2,543,793	$24.79	2,536,758

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2011, 7,035 shares were tendered by team members at an average price of $25.02.

Item 6.	SELECTED FINANCIAL DATA.

The information set forth in that section entitled “Selected Financial Data” in our 2011 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders is presented on pages F-2 through F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2011 Annual Report to Shareholders presented on pages F-12 and F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Index to Financial Statements attached hereto on page 21 for a listing of all financial statements in our 2011 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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

Management’s Report on Internal Control over Financial Reporting

“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2011 Annual Report to Shareholders and are presented on pages F-35 through F-37 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended June 29, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,

you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

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

If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2011”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 15, 2011, for the annual meeting of shareholders on November 3, 2011. We incorporate that information in this document by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

We make reference to the Index to Financial Statements attached to this document on page 21 for a listing of all financial statements attached as Exhibit 13 to this document.

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

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ GUY J. CONSTANT
Guy J. Constant, Executive Vice President and Chief Financial Officer

Dated: August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 29, 2011.

Name	Title
/S/ DOUGLAS H. BROOKS Douglas H. Brooks	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/S/ GUY J. CONSTANT Guy J. Constant	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DAVID DENO David Deno	Director

/S/ JOSEPH M. DEPINTO Joseph M. DePinto	Director

/S/ MICHAEL DIXON Michael Dixon	Director

/S/ HARRIET EDELMAN Harriet Edelman	Director

/S/ MARVIN J. GIROUARD Marvin J. Girouard	Director

/S/ JON LUTHER Jon Luther	Director

/S/ JOHN W. MIMS John W. Mims	Director

/S/ GEORGE R. MRKONIC George R. Mrkonic	Director

/S/ ERLE NYE Erle Nye	Director

/S/ ROSENDO G. PARRA Rosendo G. Parra	Director

/S/ CECE SMITH Cece Smith	Director

INDEX TO FINANCIAL STATEMENTS

The following is a listing of the financial statements which are attached hereto as part of Exhibit 13.

All schedules are omitted as the required information is inapplicable or the information is presented in the financials statements or related notes.

INDEX TO EXHIBITS

Exhibit
3(a)	Certificate of Incorporation of the Registrant, as amended.(1)

3(b)	Bylaws of the Registrant.(2)

4(a)	Form of 5.75% Note due 2014.(3)

4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(4)

4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(4)

10(a)	Registrant’s 1991 Stock Option Plan for Non-Employee Directors and Consultants.(5)

10(b)	Registrant’s 1992 Incentive Stock Option Plan.(5)

10(c)	Registrant’s Stock Option and Incentive Plan.(6)

10(d)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(7)

10(e)	Registrant’s Performance Share Plan Description.(8)

10(f)	Credit Agreement dated as of June 22, 2010, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, and Wells Fargo Bank, National Association, as amended by Amendment No. 1, dated as of August 9, 2011.(9)

13	2011 Annual Report to Shareholders.(10)

21	Subsidiaries of the Registrant.(11)

23	Consent of Independent Registered Public Accounting Firm.(11)

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11)

31(b)	Certification by Guy Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11)

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

32(b)	Certification by Guy Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

99(a)	Proxy Statement of Registrant.(12)

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 30, 2011, and incorporated herein by reference.

E-1

(3)	Included in exhibit 4(d) to annual report on Form 10-K for year ended June 30, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

(5)	Filed as an exhibit to annual report on Form 10-K for the year ended June 25, 1997, and incorporated herein by reference.

(6)	Filed as Appendix A to Proxy Statement of Registrant, filed on September 11, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to current report on Form 8-K dated August 9, 2011, and incorporated herein by reference.

(10)	Portions filed herewith, to the extent indicated herein.

(11)	Filed herewith.

(12)	To be filed on or about September 15, 2011.

E-2