Form 10-Q
period 2011-09-28
BRINKER INTERNATIONAL INC
filed 2011-11-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.10 par value	80,492,988 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 28, 2011	June 29, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,108	$81,988
Accounts receivable	33,351	42,785
Inventories	26,142	25,365
Prepaid expenses and other	55,268	59,698
Deferred income taxes	6,883	11,524

Total current assets	185,752	221,360

Property and Equipment:
Land	155,798	156,731
Buildings and leasehold improvements	1,386,582	1,383,311
Furniture and equipment	525,405	543,682
Construction-in-progress	7,094	6,425

	2,074,879	2,090,149
Less accumulated depreciation and amortization	(1,025,454)	(1,033,870)

Net property and equipment	1,049,425	1,056,279

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	25,678	30,365
Other	52,350	52,475

Total other assets	202,117	206,929

Total assets	$1,437,294	$1,484,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$20,900	$22,091
Accounts payable	77,197	87,549
Accrued liabilities	255,989	287,365
Income taxes payable	0	8,596

Total current liabilities	354,086	405,601

Long-term debt, less current installments	568,278	502,572
Other liabilities	136,196	137,485

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock – 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 80,206,013 shares outstanding at September 28, 2011, and 176,246,649 shares issued and 82,938,493 shares outstanding at June 29, 2011	17,625	17,625
Additional paid-in capital	457,935	463,688
Retained earnings	2,023,511	2,013,189

	2,499,071	2,494,502
Less treasury stock, at cost (96,040,636 shares at September 28, 2011 and 93,308,156 shares at June 29, 2011)	(2,120,337)	(2,055,592)

Total shareholders’ equity	378,734	438,910

Total liabilities and shareholders’ equity	$1,437,294	$1,484,568

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 28,	September 29,
	2011	2010
Revenues	$668,402	$654,893

Operating Costs and Expenses:
Cost of sales	181,618	174,480
Restaurant labor	215,945	217,146
Restaurant expenses	165,565	165,149
Depreciation and amortization	31,183	32,573
General and administrative	32,819	30,044
Other gains and charges	1,685	3,120

Total operating costs and expenses	628,815	622,512

Operating income	39,587	32,381

Interest expense	7,048	7,196
Other, net	(1,092)	(1,734)

Income before provision for income taxes	33,631	26,919

Provision for income taxes	10,010	5,488

Net income	$23,621	$21,431

Basic net income per share	$0.29	$0.21

Diluted net income per share	$0.28	$0.21

Basic weighted average shares outstanding	81,744	100,667

Diluted weighted average shares outstanding	83,583	101,556

Dividends per share	$0.16	$0.14

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 28,	September 29,
	2011	2010
Cash Flows from Operating Activities:
Net income	$23,621	$21,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,183	32,573
Restructure charges and other impairments	3,029	3,007
Deferred income taxes	9,285	7,854
Net gain on disposal of assets	(364)	(903)
Stock-based compensation	3,918	3,959
Other	644	35
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	9,498	12,820
Inventories	(801)	61
Prepaid expenses and other	3,773	4,791
Other assets	1,556	(151)
Accounts payable	(9,394)	(28,956)
Accrued liabilities	(35,454)	(33,317)
Current income taxes	(8,484)	(29,936)
Other liabilities	(1,157)	96

Net cash provided by (used in) operating activities	30,853	(6,636)

Cash Flows from Investing Activities:
Payments for property and equipment	(27,662)	(15,628)
Proceeds from sale of assets	2,523	3,243
Investment in equity method investee	(729)	(1,556)

Net cash used in investing activities	(25,868)	(13,941)

Cash Flows from Financing Activities:
Purchases of treasury stock	(77,822)	(94,536)
Proceeds from issuance of long-term debt	70,000	0
Payments of dividends	(12,222)	(14,557)
Payments on long-term debt	(5,312)	(282)
Proceeds from issuances of treasury stock	3,449	291
Payments for deferred financing costs	(1,620)	0
Excess tax benefits from stock-based compensation	662	106

Net cash used in financing activities	(22,865)	(108,978)

Net change in cash and cash equivalents	(17,880)	(129,555)
Cash and cash equivalents at beginning of period	81,988	344,624

Cash and cash equivalents at end of period	$64,108	$215,069

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 28, 2011 and June 29, 2011 and for the thirteen week periods ended September 28, 2011 and September 29, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 28, 2011, we owned, operated, or franchised 1,578 restaurants in the United States and 31 countries and two territories outside of the United States.

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

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 29, 2011 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. We had approximately 2.2 million stock options and restricted share awards outstanding at September 28, 2011 and 7.5 million stock options and restricted share awards outstanding at September 29, 2010 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 28, 2011	June 29, 2011
Term loan	$250,000	$185,000
5.75% notes	289,595	289,557
Capital lease obligations	49,583	50,106

	589,178	524,663
Less current installments	(20,900)	(22,091)

	$568,278	$502,572

In August 2011, we executed a revised unsecured senior credit facility increasing the total capacity from $400 million to $500 million. The maturity date of the revised facility is August 2016. The facility includes a $250 million revolver and a $250 million term loan. The revised term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 28, 2011 was approximately 0.24%. We also expensed $0.4 million of debt issuance costs associated with the initial borrowing due to changes in the composition and lending allocation within the bank syndicate. As of September 28, 2011, $250 million is available under our revolving credit facility.

4. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. Pursuant to our stock repurchase plan, we repurchased approximately 3.2 million shares of our common stock for $75.0 million during the first quarter of fiscal 2012. As of September 28, 2011, approximately $370 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.

In the first quarter of fiscal 2012, we paid dividends of $12.2 million, or $0.14 per share, to common stock shareholders, compared to $14.6 million, or $0.14 per share, in the prior year. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the dividend declared in August 2011 of $12.8 million paid on September 29, 2011.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2012 and 2011 are as follows (in thousands):

	September 28, 2011	September 29, 2010
Income taxes, net of refunds	$8,376	$29,529
Interest, net of amounts capitalized	2,023	2,138

Non-cash investing activities for the first quarter of fiscal 2012 and 2011 are as follows (in thousands):

	September 28, 2011	September 29, 2010
Retirement of fully depreciated assets	$37,138	$37,546

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

(a) Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of property and equipment in the second and fourth quarters or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarter of fiscal 2012 or in the prior year.

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At September 28, 2011, the 5.75% notes had a carrying value of $289.6 million and a fair value of $309.4 million. At June 29, 2011, the 5.75% notes had a carrying value of $289.6 million and a fair value of $308.1 million.

7. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 28, 2011 and June 29, 2011, we have outstanding lease quarantees or are secondarily liable for $163.9 million and $166.1 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2012 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 28, 2011.

Certain current and former hourly restaurant employees filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In

October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral argument before the California Supreme Court has now been set for November 8, 2011. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended
	September 28,	September 29,
	2011	2010
Revenues	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	27.2%	26.6%
Restaurant labor	32.3%	33.2%
Restaurant expenses	24.8%	25.2%
Depreciation and amortization	4.7%	5.0%
General and administrative	4.9%	4.6%
Other gains and charges	0.2%	0.5%

Total operating costs and expenses	94.1%	95.1%

Operating income	5.9%	4.9%

Interest expense	1.1%	1.1%
Other, net	(0.2)%	(0.3)%

Income before provision for income taxes	5.0%	4.1%

Provision for income taxes	1.5%	0.8%

Net income	3.5%	3.3%

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2012.

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012
Chili’s:
Company-owned	0	0	823	827	0
Domestic franchised	0	4	470	468	3

Total	0	4	1,293	1,295	3

Maggiano’s	0	0	44	44	0

International:(a)
Company-owned	0	0	0	0	0
Franchised	7	3	241	216	37-42

Total	7	3	241	216	37-42

Grand total	7	7	1,578	1,555	40-45

(a)	At the end of the first quarter of fiscal 2012, international franchised restaurants by brand included 240 Chili’s and one Maggiano’s restaurant.

At September 28, 2011, we owned the land and buildings for 189 of the 867 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $142.6 million and $130.6 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 28, 2011 and September 29, 2010, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 28, 2011, we owned, operated, or franchised 1,578 restaurants.

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

Economic conditions continue to provide a challenge for Brinker and the casual dining industry. Key economic factors such as total employment, consumer confidence and spending levels remain soft. The political environment and increasing budget deficits in the United States and abroad have negatively impacted consumer confidence. We anticipate that market conditions will continue to affect our business and consumers will remain cautious. We will continue to evaluate our business and implement initiatives designed to mitigate risk, improve sales and profitability and provide opportunities for long-term growth.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and better guest feedback. Additional labor savings were achieved through improved food preparation procedures, a component of our kitchen retrofit initiative which was implemented last year. Another component of this initiative is the modification of our kitchens to include improved technology and equipment to provide a more consistent, high quality product at a faster pace, while generating substantial labor cost savings. We expect to install this equipment in a substantial number of Chili’s restaurants in fiscal 2012. We are also implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders and executed a revision to our credit facility to increase our financial flexibility while taking advantage of more favorable interest rates. We believe that the successful implementation of these operational and financial initiatives will help drive sales growth and operational efficiency while strengthening our competitive advantage and enhancing shareholder value.

We plan to leverage our improved business model and elevated guest experience by focusing on strategic initiatives that will further enhance guest traffic and sales. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Our new lunch menu items are focused on value and pace to drive our lunch daypart sales. Additionally, we have introduced new items and promotions to enhance our dinner and happy hour business. We will continue to utilize value offerings as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value. We are remodeling a significant number of company-owned restaurants in fiscal 2012, revitalizing Chili’s in a way which enhances the relevance of the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends and traffic continue to improve, driven by offering guests a great value with Classic Pasta, the new Marco’s Meal offering, new menu items and direct marketing. We believe our unique food and signature drinks, improved service and updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends that will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

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

REVENUES

Revenues for the first quarter of fiscal 2012 increased to $668.4 million, a 2.1% increase from the $654.9 million generated for the same quarter of fiscal 2011. The increase in revenue was primarily attributable to an increase in comparable restaurant sales as follows:

	Thirteen Week Period Ended September 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.9%	1.4%	(1.4)%	1.9%	(0.4)%
Chili’s	1.7%	1.3%	(1.5)%	1.9%	(0.4)%
Maggiano’s	3.5%	1.8%	(0.4)%	2.1%	0.0%
Franchise (1)	2.0%
Domestic	0.2%
International	7.5%
System-wide (2)	2.0%

	Thirteen Week Period Ended September 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(4.2)%	1.0%	1.5%	(6.7)%	(3.3)%
Chili’s	(5.0)%	1.1%	2.0%	(8.1)%	(3.5)%
Maggiano’s	1.4%	0.0%	(1.8)%	3.2%	0.0%
Franchise (1)	(4.4)%
Domestic	(5.8)%
International	0.4%
System-wide (2)	(4.3)%

(1)

Revenues generated by franchisees are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise revenues, where applicable. We believe including franchise comparable restaurant revenues provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s revenues increased to $566.9 million for the first quarter of fiscal 2012, a 1.6% increase from $557.8 million in the first quarter of fiscal 2011. The increase was primarily driven by an increase in comparable restaurant sales of 1.7% attributable to an increase in guest traffic and favorable menu pricing, partially offset by the impact of unfavorable product mix shifts.

Maggiano’s revenues increased to $85.3 million in the first quarter of fiscal 2012, a 4.4% increase from $81.7 million in the first quarter of fiscal 2011 driven primarily by an increase in comparable restaurant sales of 3.5% attributable to an increase in guest traffic and favorable menu pricing.

Royalty and franchise revenues increased 5.2% to $16.2 million in the first quarter of fiscal 2012 compared to $15.4 million in the first quarter of fiscal 2011. The increase is primarily due to the net addition of 25 international franchised restaurants since the first quarter of fiscal 2011. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated approximately $389 million in sales, an increase of 4.5% over prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 27.2% for the first quarter of fiscal 2012 from 26.6% in the prior year. Cost of sales was negatively impacted in the current quarter by an increase in commodity pricing on oils, beef and produce, partially offset by favorable pricing on poultry.

Restaurant labor, as a percent of revenues, decreased to 32.3% for the first quarter of fiscal 2012 as compared to 33.2% in the same period of fiscal 2011 driven by decreased hourly labor costs resulting from food preparation initiatives at

Chili’s as well as changes in the vacation policy. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant employees at the general manager level and below.

Restaurant expenses, as a percent of revenues, decreased to 24.8% for the first quarter of fiscal 2012 as compared to 25.2% in the same period of the prior year primarily driven by sales leverage on fixed costs.

Depreciation and amortization decreased $1.4 million for the first quarter of fiscal 2012 as compared to the same period of fiscal 2011 primarily driven by fully depreciated assets and restaurant closures, partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses increased $2.8 million, or 9.2%, for the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. The increase was primarily due to a decrease in income resulting from the expiration of the transition service agreements with Macaroni Grill and On The Border that offset the internal cost of providing the services.

Other gains and charges in the first quarter of fiscal 2012 included a $2.5 million charge related to litigation and $0.7 million in lease termination charges related to previously closed restaurants, partially offset by a $1.3 million gain on the sale of land.

Other gains and charges in the first quarter of fiscal 2011 included $2.8 million in severance and other benefits resulting from organizational changes designed to streamline decision making and support our strategic goals and evolving business model. Additionally, we recorded $1.0 million in lease termination charges related to restaurants closed in prior years.

Interest expense decreased slightly to $7.0 million for the first quarter of fiscal 2012 compared to $7.2 million for the first quarter of the prior year resulting from lower interest rates, partially offset by a $0.4 million write-off of deferred financing fees related to the revision of the unsecured senior credit facility that was executed in August 2011.

INCOME TAXES

The effective income tax rate increased to 29.8% for the first quarter of fiscal 2012 compared to 20.4% for the same quarter of last year. The increase is primarily due to increased earnings in the current quarter, a decrease in special charges and the positive impact from the resolution of certain state tax positions in the prior year. Excluding the impact of discrete items, the effective income tax rate increased to 30.2% in the current quarter from 27.9% in the same quarter last year primarily driven by increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities

During the first quarter of fiscal 2012, net cash flow provided by operating activities was $30.9 million compared to net cash flow used in operating activities of $6.6 million in the prior year. The increase was driven by an increase in earnings in the current year and significant changes in working capital during the first quarter of fiscal 2011 primarily due to the sale of On The Border. Cash paid for taxes in the prior year was significantly higher in comparison to the current year due to the gain realized on the On The Border sale. The settlement of liabilities associated with the On The Border brand and cash paid for transaction costs associated with the disposition also negatively impacted prior year cash flow.

Working capital changed to a deficit of $168.3 million at September 28, 2011 from a deficit of $184.2 million at June 29, 2011 primarily due to seasonal gift card activity and disbursements timing, partially offset by the impact of the seasonal sales decline in the first quarter and repurchases of treasury stock.

Cash Flow from Investing Activities

	Thirteen Week Periods Ended
	September 28, 2011	September 29, 2010
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(27,662)	$(15,628)
Proceeds from sale of assets	2,523	3,243
Investment in equity method investee	(729)	(1,556)

	$(25,868)	$(13,941)

Net cash used in investing activities for the first quarter of fiscal 2012 increased to $25.9 million compared to $13.9 million in the prior year primarily due to an increase in capital expenditures. Capital expenditures were $27.7 million for the first quarter of fiscal 2012 compared to $15.6 million for the same period of fiscal 2011. The increase in capital spending was primarily related to purchases of new and replacement restaurant furniture and equipment, our kitchen retrofit initiative and the ongoing Chili’s reimage program. We estimate that our capital expenditures during fiscal 2012 will be approximately $155 million to $165 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities

	Thirteen Week Periods Ended
	September 28, 2011	September 29, 2010
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(77,822)	$(94,536)
Proceeds from issuance of long-term debt	70,000	0
Payments of dividends	(12,222)	(14,557)
Payments on long-term debt	(5,312)	(282)
Other	2,491	397

	$(22,865)	$(108,978)

Net cash used in financing activities for the first quarter of fiscal 2012 decreased to approximately $22.9 million compared to $109.0 million in the prior year primarily due to the $70.0 million in proceeds received from the revised term loan and lower spending on share repurchases.

In August 2011, we executed a revised unsecured senior credit facility increasing total capacity from $400 million to $500 million. The maturity date of the revised credit facility is August 2016. The revised facility includes a $250 million revolver and a $250 million term loan. In connection with the revision of the facility, we increased the term loan borrowings by $70.0 million. The revised term loan and revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 28, 2011 was approximately 0.24%.

As of September 28, 2011, $250 million is available under our revolving credit facility, and we are in compliance with all financial debt covenants.

As of September 28, 2011, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Subsequent to quarter-end, S&P confirmed our credit rating and outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

Pursuant to our stock repurchase plan, we repurchased approximately 3.2 million shares of our common stock for $75.0 million during the first quarter of fiscal 2012.

In the first quarter of fiscal 2012, we paid dividends of $12.2 million to common stock shareholders, compared to $14.6 million in the prior year. The decrease is due to stock repurchase activity which has decreased the number of shares outstanding for the current year. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the dividend declared in August 2011 of $12.8 million and paid on September 29, 2011. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. As of September 28, 2011, approximately $370 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.

We have evaluated ways to monetize the value of our owned real estate and determined that the alternatives considered are more costly than other financing options currently available due to a combination of the income tax impact and higher effective borrowing rates.

Cash Flow Outlook

We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the two-step impairment test need not be performed. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in the second quarter of fiscal 2012. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 28, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2011 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

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

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2012 and the material affect of a prolonged recession on our future results.

•	The impact of the current economic crisis on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The importance of the success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•	Dependence on information technology and any material failure of that technology impairing our ability to efficiently operate our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	The impact of disruptions in the financial markets on the availability and cost of credit and consumer spending patterns.

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

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2011.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2012 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 30, 2011 through August 3, 2011	394,695	$25.35	393,965	$434,822
August 4, 2011 through August 31, 2011	2,925,606	$23.15	2,803,100	$369,825
September 1, 2011 through September 28, 2011	902	$21.53	0	$369,825

	3,321,203	$23.41	3,197,065

(a)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2012, 124,138 shares were tendered by team members at an average price of $22.79.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: November 7, 2011	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)