Form 10-Q
period 2011-12-28
BRINKER INTERNATIONAL INC
filed 2012-02-06
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2011

Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS 75240	75240
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2012
Common Stock, $0.10 par value	78,533,910 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 28, 2011	June 29, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,610	$81,988
Accounts receivable	87,644	42,785
Inventories	27,355	25,365
Prepaid expenses and other	56,852	59,698
Deferred income taxes	5,281	11,524

Total current assets	252,742	221,360

Property and Equipment, at Cost:
Land	154,012	156,731
Buildings and leasehold improvements	1,388,902	1,383,311
Furniture and equipment	527,154	543,682
Construction-in-progress	6,142	6,425

	2,076,210	2,090,149
Less accumulated depreciation and amortization	(1,037,512)	(1,033,870)

Net property and equipment	1,038,698	1,056,279

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	22,709	30,365
Other	49,972	52,475

Total other assets	196,770	206,929

Total assets	$1,488,210	$1,484,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,211	$22,091
Accounts payable	86,798	87,549
Accrued liabilities	307,754	287,365
Income taxes payable	386	8,596

Total current liabilities	422,149	405,601

Long-term debt, less current installments	561,482	502,572
Other liabilities	135,884	137,485
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 78,854,603 shares outstanding at December 28, 2011, and 176,246,649 shares issued and 82,938,493 shares outstanding at June 29, 2011	17,625	17,625
Additional paid-in capital	458,034	463,688
Retained earnings	2,045,981	2,013,189

	2,521,640	2,494,502
Less treasury stock, at cost (97,392,046 shares at December 28, 2011 and 93,308,156 shares at June 29, 2011)	(2,152,945)	(2,055,592)

Total shareholders’ equity	368,695	438,910

Total liabilities and shareholders’ equity	$1,488,210	$1,484,568

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2011	2010	2011	2010
Revenues	$681,904	$671,886	$1,350,306	$1,326,779

Operating Costs and Expenses:
Cost of sales	185,189	179,298	366,807	353,778
Restaurant labor	214,317	213,465	430,262	430,611
Restaurant expenses	160,077	162,050	325,642	327,199
Depreciation and amortization	31,153	32,452	62,336	65,025
General and administrative	31,215	31,387	64,034	61,431
Other gains and charges	4,033	2,774	5,718	5,894

Total operating costs and expenses	625,984	621,426	1,254,799	1,243,938

Operating income	55,920	50,460	95,507	82,841
Interest expense	6,509	7,034	13,557	14,230
Other, net	(854)	(2,000)	(1,946)	(3,734)

Income before provision for income taxes	50,265	45,426	83,896	72,345
Provision for income taxes	14,591	7,962	24,601	13,450

Net income	$35,674	$37,464	$59,295	$58,895

Basic net income per share	$0.45	$0.41	$0.73	$0.61

Diluted net income per share	$0.44	$0.41	$0.72	$0.61

Basic weighted average shares outstanding	79,840	90,936	80,792	95,815

Diluted weighted average shares outstanding	81,655	92,111	82,619	96,847

Dividends per share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Twenty-Six Week Periods Ended_
	December 28,	December 29,
	2011	2010
Cash Flows from Operating Activities:
Net income	$59,295	$58,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,336	65,025
Deferred income taxes	13,432	19,467
Restructure charges and other impairments	4,898	4,129
Equity in earnings	1,391	(19)
Net loss (gain) on disposal of assets	573	(1,468)
Stock-based compensation	6,449	6,455
Other	606	203
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	(43,811)	(46,463)
Inventories	(2,027)	(782)
Prepaid expenses and other	3,361	2,899
Other assets	1,105	849
Accounts payable	207	(23,285)
Accrued liabilities	16,803	25,556
Current income taxes	(9,070)	(37,070)
Other liabilities	(1,303)	(4,386)

Net cash provided by operating activities	114,245	70,005

Cash Flows from Investing Activities:
Payments for property and equipment	(53,475)	(31,842)
Proceeds from sale of assets	4,279	6,873
Investment in equity method investees	(912)	(1,556)

Net cash used in investing activities	(50,108)	(26,525)

Cash Flows from Financing Activities:
Purchases of treasury stock	(125,638)	(251,818)
Proceeds from issuances of long-term debt	70,000	0
Payments of dividends	(25,073)	(28,562)
Proceeds from issuances of treasury stock	16,649	12,165
Payments on long-term debt	(5,625)	(5,564)
Payments for deferred financing costs	(1,620)	0
Excess tax benefits from stock-based compensation	792	140

Net cash used in financing activities	(70,515)	(273,639)

Net change in cash and cash equivalents	(6,378)	(230,159)
Cash and cash equivalents at beginning of period	81,988	344,624

Cash and cash equivalents at end of period	$75,610	$114,465

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 28, 2011 and June 29, 2011 and for the thirteen week and twenty-six week periods ended December 28, 2011 and December 29, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 28, 2011, we owned, operated, or franchised 1,574 restaurants in the United States and 31 countries and two territories outside of the United States.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 1.8 million stock options and restricted share awards outstanding at December 28, 2011 and 5.6 million stock options and restricted share awards outstanding at December 29, 2010 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1—inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2—inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.

•	Level 3—inputs are unobservable and reflect our own assumptions.

(a) Non-Financial Assets Measured on a Non-Recurring Basis

In the second quarter of fiscal 2012, ten underperforming restaurants with a carrying value of $1.5 million were written down to their fair value of $0.4 million resulting in an impairment charge of $1.1 million, which was included in other gains and charges in the consolidated statement of income for the period. In the second quarter of fiscal 2011, two underperforming restaurants with a carrying value of $1.4 million were written down to their fair value of $0.3 million resulting in an impairment charge of $1.1 million, which was included in other gains and charges in the consolidated statement of income for the period. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 28, 2011 and December 29, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At December 28, 2011	$0	$0	$369.0	$369.0
At December 29, 2010	$0	$0	$255.0	$255.0

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At December 28, 2011, the 5.75% notes had a carrying value of $289.6 million and a fair value of $304.8 million. At June 29, 2011, the 5.75% notes had a carrying value of $289.6 million and a fair value of $308.1 million.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2011	June 29, 2011
Term loan	$250,000	$185,000
5.75% notes	289,633	289,557
Capital lease obligations	49,060	50,106

	588,693	524,663
Less current installments	(27,211)	(22,091)

	$561,482	$502,572

In August 2011, we executed a revised unsecured senior credit facility increasing the total capacity from $400 million to $500 million. The maturity date of the revised facility is August 2016. The facility includes a $250 million revolver and a $250 million term loan. The revised term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 28, 2011 was approximately 0.30%. We also expensed $0.4 million of debt issuance costs associated with the initial borrowing due to changes in the composition and lending allocation within the bank syndicate. As of December 28, 2011, $250 million is available under our revolving credit facility.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2011	2010	2011	2010
Restaurant impairment charges	$1,098	$1,125	$1,098	$1,125
Restaurant closure charges	2,395	1,362	3,122	2,538
Severance and other benefits	0	892	100	3,653
Gains on the sale of assets, net	4	(600)	(1,340)	(1,176)
Other gains and charges, net	536	(5)	2,738	(246)

	$4,033	$2,774	$5,718	$5,894

We recorded impairment charges of $1.1 million in the second quarter of fiscal 2012 and 2011, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 3 for fair value disclosures related to the fiscal 2012 charges.

During the first two quarters of fiscal 2012, we recorded $3.1 million in charges, including $2.4 million in lease termination charges associated with restaurants closed in prior years and $0.4 million related to long-lived asset impairments resulting from closures.

Additionally, we recorded $2.5 million in charges in the first quarter of fiscal 2012 related to litigation, partially offset by a $1.3 million gain related to the sale of land.

During the first two quarters of fiscal 2011, we recorded $2.5 million in charges, including $1.8 million in lease termination charges associated with restaurants closed in prior years and $0.6 million related to long-lived asset impairments associated with two restaurant closures. We also incurred $3.7 million in severance and other benefits resulting from organizational changes in fiscal 2011.

6. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. We repurchased approximately 5.4 million shares of our common stock for $125.6 million during the first two quarters of fiscal 2012. As of December 28, 2011, approximately $322 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. During the first two quarters of fiscal 2012, approximately 829,000 stock options were exercised resulting in cash proceeds of $16.6 million. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first two quarters of fiscal 2012, we paid dividends of $25.1 million to common stock shareholders, compared to $28.6 million in the prior year. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the September 2011 dividend which was declared in August 2011. Additionally, we declared a quarterly dividend of $12.8 million in November 2011 to be paid on December 29, 2011.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first two quarters of fiscal 2012 and 2011 are as follows (in thousands):

	December 28, 2011	December 29, 2010
Income taxes, net of refunds	$15,090	$38,092
Interest, net of amounts capitalized	12,199	12,801

Non-cash investing activities for the first two quarters of fiscal 2012 and 2011 are as follows (in thousands):

	December 28, 2011	December 29, 2010
Retirement of fully depreciated assets	$55,202	$43,444

8. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 28, 2011 and June 29, 2011, we have outstanding lease guarantees or are secondarily liable for $154.1 million and $166.1 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2012 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 28, 2011.

Certain current and former hourly restaurant team members filed a lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks penalties and attorney’s fees and was certified as a class action in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court in November 2011. A ruling on the case is expected by the end of April 2012. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2011	December 29, 2010	December 28, 2011	December 29, 2010
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	27.1%	26.7%	27.2%	26.7%
Restaurant labor	31.4%	31.8%	31.9%	32.5%
Restaurant expenses	23.5%	24.1%	24.1%	24.7%
Depreciation and amortization	4.6%	4.8%	4.6%	4.9%
General and administrative	4.6%	4.7%	4.7%	4.6%
Other gains and charges	0.6%	0.4%	0.4%	0.4%

Total operating costs and expenses	91.8%	92.5%	92.9%	93.8%

Operating income	8.2%	7.5%	7.1%	6.2%
Interest expense	0.9%	1.0%	1.0%	1.1%
Other, net	(0.1)%	(0.3)%	(0.1)%	(0.3)%

Income before provision for income taxes	7.4%	6.8%	6.2%	5.4%

Provision for income taxes	2.2%	1.2%	1.8%	1.0%

Net income	5.2%	5.6%	4.4%	4.4%

The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2012.

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012
Chili’s:
Company-owned	0	0	0	0	821	825	0
Domestic Franchised	1	3	1	7	467	470	3

Total	1	3	1	7	1,288	1,295	3
Maggiano’s:	0	0	0	0	44	44	0

International:(a)
Company-owned	0	0	0	0	0	0	0
Franchised	4	6	11	9	242	220	37-42

Total	4	6	11	9	242	220	37-42

Grand Total	5	9	12	16	1,574	1,559	40-45

(a)	At the end of the second quarter of fiscal 2012, international franchised restaurants by brand included 241 Chili’s and one Maggiano’s restaurant.

At December 28, 2011, we owned the land and buildings for 188 of the 865 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.8 million and $128.0 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 28, 2011 and December 29, 2010, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 28, 2011, we owned, operated, or franchised 1,574 restaurants.

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

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and better guest feedback. Additional labor savings were achieved through improved food preparation procedures, a component of our kitchen retrofit initiative which was implemented last year. Another component of this initiative is the modification of our kitchens to include improved technology and equipment to provide a more consistent, high quality product at a faster pace, while generating significant labor cost savings. We expect to install this equipment in a substantial number of Chili’s restaurants in fiscal 2012. We are also implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders and executed a revision to our credit facility to increase our financial flexibility while taking advantage of more favorable interest rates. We believe that the successful implementation of these operational and financial initiatives will help drive sales growth and operational efficiency while strengthening our competitive advantage and enhancing shareholder value.

In addition to these cost saving initiatives, we are also driving strategic initiatives that will further enhance sales and guest traffic. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. We are continuing to refresh our value offerings in both the lunch and dinner dayparts. We have recently added new items to our lunch combo platform and have improved the pace of service. Additionally, we have introduced steaks to our successful dinner for two platform. These additions have shown positive guest response early on and we believe that these changes will further enhance the success of both platforms. We will continue to utilize value offerings as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value. We are remodeling a significant number of company-owned restaurants in fiscal 2012, revitalizing Chili’s in a way which enhances the relevance of the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends and traffic continue to improve, driven by offering guests a great value with Classic Pasta, the new Marco’s Meal offering, new menu items and direct marketing. We believe our unique food and signature drinks, improved service and updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

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

REVENUES

Revenues for the second quarter of fiscal 2012 increased to $681.9 million, a 1.5% increase from the $671.9 million generated for the same quarter of fiscal 2011. Revenues for the twenty-six week period ended December 28, 2011 were $1,350.3 million, a 1.8% increase from the $1,326.8 million generated for the same period in fiscal 2011. The increase in revenue was primarily attributable to an increase in comparable restaurant sales as follows:

	Thirteen Week Period Ended December 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.7%	1.2%	(0.5)%	1.0%	(0.5)%
Chili’s	1.4%	1.1%	(0.8)%	1.1%	(0.5)%
Maggiano’s	2.8%	1.8%	0.4%	0.6%	0.0%
Franchise (1)	2.6%
Domestic	1.7%
International	4.8%
System-wide (2)	2.0%

	Thirteen Week Period Ended December 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(3.5)%	1.0%	0.6%	(5.1)%	(3.0)%
Chili’s	(4.9)%	1.0%	1.2%	(7.1)%	(3.1)%
Maggiano’s	4.7%	1.0%	(2.0)%	5.7%	0.0%

Franchise (1)	(4.1)%
Domestic	(6.5)%
International	2.9%
System-wide (2)	(3.7)%

	Twenty-Six Week Period Ended December 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.8%	1.3%	(0.9)%	1.4%	(0.4)%
Chili’s	1.6%	1.2%	(1.1)%	1.5%	(0.4)%
Maggiano’s	3.1%	1.9%	0.0%	1.2%	0.0%

Franchise (1)	2.3%
Domestic	1.0%
International	6.1%
System-wide (2)	2.0%

	Twenty-Six Week Period Ended December 29, 2010
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(3.9)%	1.0%	1.0%	(5.9)%	(3.2)%
Chili’s	(4.9)%	1.2%	1.5%	(7.6)%	(3.3)%
Maggiano’s	3.2%	0.6%	(1.8)%	4.4%	0.0%

Franchise (1)	(4.2)%
Domestic	(6.1)%
International	1.7%
System-wide (2)	(4.0)%

(1)	Revenues generated by franchisees are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s revenues increased 1.2% to $554.8 million in the second quarter of fiscal 2012 from $548.3 million in the same quarter of fiscal 2011. For the year-to-date period, Chili’s revenues increased 1.4% to $1,121.7 million from $1,106.1 million in fiscal 2011. These increases were primarily driven by increases in comparable restaurant sales of 1.4% and 1.6% for the second quarter and year-to-date periods of fiscal 2012, repectively. The increases in comparable restaurant sales resulted from increases in customer traffic and menu prices, partially offset by unfavorable product mix shifts.

Maggiano’s revenues increased 2.9% to $110.9 million in the second quarter of fiscal 2012 from $107.8 million in the same quarter of fiscal 2011. For the year-to-date period, Maggiano’s revenues increased 3.5% to $196.2 million from $189.5 million in fiscal 2011. These increases were driven by increases in comparable restaurant sales of 2.8% and 3.1% for the second quarter and year-to-date periods of fiscal 2012. The increases in comparable restaurant sales resulted from an increase in menu prices and customer traffic. Product mix shifts also favorably impacted comparable sales in the second quarter.

Royalty and franchise revenues increased 2.5% to $16.2 million in the second quarter of fiscal 2012 compared to $15.8 million in the prior year. For the year-to-date period, royalty and franchise revenues increased 4.2% to $32.4 million compared to $31.1 million in fiscal 2011. The increase is primarily due to an increase in royalty revenues due to the net addition of 22 international franchised restaurants since December 29, 2010. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated approximately $389 million in sales for the second quarter of fiscal 2012, an increase of 4.5% over prior year. For the year-to-date period, our franchisees generated approximately $778 million in sales, an increase of 4.7% over prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 27.1% for the second quarter and 27.2% for the year-to-date periods of fiscal 2012 from 26.7% for the respective prior year periods. Cost of sales was negatively impacted in the current year by an increase in commodity pricing on oils, beef, produce and dairy.

Restaurant labor, as a percent of revenues, decreased to 31.4% for the second quarter of fiscal 2012 from 31.8% in the prior year and decreased to 31.9% for the year-to-date period from 32.5% in the prior year. The decrease was primarily driven by decreased hourly labor costs resulting from food preparation initiatives at Chili’s as well as changes in the vacation policy and lower health insurance expenses. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant employees at the general manager level and below.

Restaurant expenses, as a percent of revenues, decreased to 23.5% for the second quarter of fiscal 2012 from 24.1% in the prior year and decreased to 24.1% for the year-to-date period from 24.7% in the prior year. The decrease was primarily driven by lower repair and maintenance expenses, credit card fees, worker’s compensation insurance expenses and sales leverage on fixed costs.

Depreciation and amortization decreased $1.3 million for the second quarter of fiscal 2012 and $2.7 million for the year-to-date period of fiscal 2012 compared to the same periods of the prior year primarily driven by fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses remained flat for the second quarter of fiscal 2012 as compared to the same period of the prior year primarily due to a decrease in performance based compensation offset by the impact of the expiration of the transition services agreements with Macaroni Grill and On The Border. General and administrative expenses increased $2.6 million for the year-to-date period of fiscal 2012 as compared to the same period of the prior year due to the impact of the expiration of the transaction services agreements mentioned above, partially offset by a decrease in performance based compensation.

Other gains and charges in fiscal 2012 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $2.4 million in lease termination charges associated with restaurants closed in prior years and $0.4 million related to long-lived asset impairments resulting from closures. We also recorded $2.5 million in charges in the first quarter of fiscal 2012 related to litigation, partially offset by a $1.3 million gain related to the sale of land.

Other gains and charges in fiscal 2011 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $1.8 million in lease termination charges related to previously closed restaurants and a $0.6 million charge related to long-lived asset impairments associated with two restaurant closures. We also incurred $3.7 million in severance and other benefits resulting from organizational changes.

Interest expense decreased to $6.5 million for the second quarter of fiscal 2012 and $13.6 million for the year-to-date period of fiscal 2012 compared to $7.0 million for the second quarter and $14.2 million for the year-to-date period of the prior year resulting from lower interest rates, partially offset by a $0.4 million write-off of deferred financing fees related to the revision of the unsecured senior credit facility that was executed in August 2011.

INCOME TAXES

The effective income tax rate increased to 29.0% and 29.3% for the second quarter and year-to-date periods of fiscal 2012 compared to 17.5% and 18.6% for the second quarter and year-to-date periods of the prior year. The increase was primarily due to the resolution of certain state tax positions resulting in a positive impact in the prior year as well as increased earnings in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities

During the first two quarters of fiscal 2012, net cash flow provided by operating activities was $114.2 million compared to $70.0 million in the prior year. The increase was driven by significant changes in working capital during the prior fiscal year resulting primarily from the sale of On The Border. The On The Border sale negatively impacted cash paid for taxes in the prior year due to the gain realized on the transaction. Additionally, the settlement of liabilities and payment of transaction costs subsequent to the sale of the On The Border negatively impacted prior year cash flow.

Working capital changed to a deficit of $169.4 million at December 28, 2011 from a deficit of $184.2 million at June 29, 2011 primarily due to an increase in accounts receivable due to third party gift card sales during the holiday season and timing of operational payments, partially offset by treasury stock repurchases and the seasonal increase in the gift card liability in the first six months of fiscal 2012.

Cash Flow from Investing Activities

	Twenty-Six Week Periods Ended
	December 28, 2011	December 29, 2010
Net cash used in investing activities (in thousands):

Payments for property and equipment	$(53,475)	$(31,842)
Proceeds from sale of assets	4,279	6,873
Investment in equity method investee	(912)	(1,556)

	$(50,108)	$(26,525)

Net cash used in investing activities for the first six months of fiscal 2012 increased to approximately $50.1 million compared to $26.5 million in the prior year. Capital expenditures increased to $53.5 million for the first six months of fiscal 2012 compared to $31.8 million for the same period of fiscal 2011. The increase in capital spending was primarily related to purchases of new and replacement restaurant furniture and equipment, our kitchen retrofit initiative and the ongoing Chili’s reimage program. We estimate that our capital expenditures during fiscal 2012 will be approximately $130 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities

	Twenty-Six Week Periods Ended
	December 28,	December 29,
	2011	2010
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(125,638)	$(251,818)
Proceeds from issuance of long–term debt	70,000	0
Payments of dividends	(25,073)	(28,562)
Proceeds from issuances of treasury stock	16,649	12,165
Payments on long-term debt	(5,625)	(5,564)
Other	(828)	140

	$(70,515)	$(273,639)

Net cash used in financing activities for the first six months of fiscal 2012 decreased to approximately $70.5 million compared to $273.6 million in the prior year primarily due to lower spending on share repurchases and the $70.0 million in proceeds received from the revised term loan in the first quarter.

We repurchased approximately 2.0 million shares of our common stock for $47.8 million during the second quarter of fiscal 2012 and a total of 5.4 million shares for approximately $125.6 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 1.1 million shares for $29.7 million.

In August 2011, we executed a revised unsecured senior credit facility increasing total capacity from $400 million to $500 million. The maturity date of the revised credit facility is August 2016. The revised facility includes a $250 million revolver and a $250 million term loan. In connection with the revision of the facility, we increased the term loan borrowings by $70.0 million. The revised term loan and revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 28, 2011 was approximately 0.30%.

As of December 28, 2011, $250 million is available under our revolving credit facility, and we are in compliance with all financial debt covenants.

As of December 28, 2011, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

We paid dividends of $25.1 million to common stock shareholders in the first six months of fiscal 2012 compared to $28.6 million in dividends paid in same period of fiscal 2011. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the September 2011 dividend which was declared in August 2011. Additionally, we declared a quarterly dividend of $12.8 million in November 2011 to be paid on December 29, 2011. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders.

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. As of December 28, 2011, approximately $322 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the first two quarters of fiscal 2012, approximately 829,000 stock options were exercised resulting in cash proceeds of $16.6 million. Repurchased common stock is reflected as a reduction of shareholders’ equity.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 28, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2012 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 29, 2011 through November 2, 2011	68	$22.05	0	$369,825
November 3, 2011 through November 30, 2011	996,730	$22.75	996,730	$347,129
December 1, 2011 through December 28, 2011	1,043,054	$24.06	1,042,500	$322,023

	2,039,852	$23.42	2,039,230

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2012, 622 shares were tendered by team members at an average price of $22.74.

Item 6. EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: February 6, 2012	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)