Form 10-Q
period 2012-03-28
BRINKER INTERNATIONAL INC
filed 2012-05-07
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.10 par value	75,383,126 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 28, 2012	June 29, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,748	$81,988
Accounts receivable	39,740	42,785
Inventories	26,696	25,365
Prepaid expenses and other	56,268	59,698
Deferred income taxes	6,905	11,524

Total current assets	202,357	221,360

Property and Equipment, at Cost:
Land	153,825	156,731
Buildings and leasehold improvements	1,393,946	1,383,311
Furniture and equipment	537,963	543,682
Construction-in-progress	7,138	6,425

	2,092,872	2,090,149
Less accumulated depreciation and amortization	(1,055,429)	(1,033,870)

Net property and equipment	1,037,443	1,056,279

Other Assets:
Goodwill	124,089	124,089
Deferred income taxes	20,415	30,365
Other	53,862	52,475

Total other assets	198,366	206,929

Total assets	$1,438,166	$1,484,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,272	$22,091
Accounts payable	92,397	87,549
Accrued liabilities	285,617	287,365
Income taxes payable	5,718	8,596

Total current liabilities	411,004	405,601

Long-term debt, less current installments	554,687	502,572
Other liabilities	138,761	137,485
Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 76,331,141 shares outstanding at March 28, 2012, and 176,246,649 shares issued and 82,938,493 shares outstanding at June 29, 2011	17,625	17,625
Additional paid-in capital	461,351	463,688
Retained earnings	2,078,553	2,013,189

	2,557,529	2,494,502
Less treasury stock, at cost (99,915,508 shares at March 28, 2012 and 93,308,156 shares at June 29, 2011)	(2,223,815)	(2,055,592)

Total shareholders’ equity	333,714	438,910

Total liabilities and shareholders’ equity	$1,438,166	$1,484,568

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 28,	March 30,	March 28,	March 30,
	2012	2011	2012	2011
Revenues	$742,045	$717,119	$2,092,351	$2,043,898

Operating Costs and Expenses:
Cost of sales	205,155	195,182	571,962	548,960
Restaurant labor	233,806	227,821	664,068	658,432
Restaurant expenses	164,230	163,007	489,872	490,206
Depreciation and amortization	30,929	31,858	93,265	96,883
General and administrative	40,006	35,593	104,040	97,024
Other gains and charges	(104)	2,424	5,614	8,318

Total operating costs and expenses	674,022	655,885	1,928,821	1,899,823

Operating income	68,023	61,234	163,530	144,075
Interest expense	6,530	7,179	20,087	21,409
Other, net	(1,072)	(1,444)	(3,018)	(5,178)

Income before provision for income taxes	62,565	55,499	146,461	127,844
Provision for income taxes	17,632	15,253	42,233	28,703

Net income	$44,933	$40,246	$104,228	$99,141

Basic net income per share	$0.58	$0.46	$1.31	$1.06

Diluted net income per share	$0.56	$0.45	$1.28	$1.05

Basic weighted average shares outstanding	77,582	87,679	79,722	93,112

Diluted weighted average shares outstanding	79,735	89,647	81,658	94,456

Dividends per share	$0.16	$0.14	$0.48	$0.42

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	March 28,	March 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$104,228	$99,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,265	96,883
Deferred income taxes	14,017	26,711
Restructure charges and other impairments	5,042	6,285
Equity in earnings	1,154	(117)
Net loss (gain) on disposal of assets	1,541	(1,198)
Stock-based compensation	10,393	9,604
Other	703	304
Changes in assets and liabilities, excluding effects of dispositions:
Accounts receivable	4,149	7,366
Inventories	(1,381)	701
Prepaid expenses and other	3,389	5,647
Other assets	1,025	837
Accounts payable	5,806	(25,201)
Accrued liabilities	(4,693)	(14,180)
Current income taxes	(2,481)	(20,731)
Other liabilities	(2,347)	(3,879)

Net cash provided by operating activities	233,810	188,173

Cash Flows from Investing Activities:
Payments for property and equipment	(85,177)	(48,892)
Proceeds from sale of assets	4,344	8,696
Investment in equity method investees	(1,083)	(1,921)

Net cash used in investing activities	(81,916)	(42,117)

Cash Flows from Financing Activities:
Purchases of treasury stock	(208,347)	(358,983)
Proceeds from issuances of long-term debt	70,000	0
Payments of dividends	(37,850)	(40,996)
Proceeds from issuances of treasury stock	27,946	26,851
Payments on long-term debt	(12,187)	(10,846)
Payments for deferred financing costs	(1,620)	0
Excess tax benefits from stock-based compensation	924	243

Net cash used in financing activities	(161,134)	(383,731)

Net change in cash and cash equivalents	(9,240)	(237,675)
Cash and cash equivalents at beginning of period	81,988	344,624

Cash and cash equivalents at end of period	$72,748	$106,949

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of March 28, 2012 and June 29, 2011 and for the thirteen week and thirty-nine week periods ended March 28, 2012 and March 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 28, 2012, we owned, operated or franchised 1,574 restaurants in the United States and 31 countries and two territories outside of the United States.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 628,000 stock options and restricted share awards outstanding at March 28, 2012 and 1.7 million stock options and restricted share awards outstanding at March 30, 2011 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

During fiscal 2012, ten underperforming restaurants with a carrying value of $1.5 million were written down to their fair value of $0.4 million resulting in an impairment charge of $1.1 million, which was included in other gains and charges in the consolidated statement of income for the period. During fiscal 2011, two underperforming restaurants with a carrying value of $1.4 million were written down to their fair value of $0.3 million resulting in an impairment charge of $1.1 million, which was included in other gains and charges in the consolidated statement of income for the period. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at March 28, 2012 and March 30, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At March 28, 2012	$0	$0	$369	$369
At March 30, 2011	$0	$0	$255	$255

(b) Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 5.75% notes is based on quoted market prices. At March 28, 2012, the 5.75% notes had a carrying value of $289.7 million and a fair value of $307.4 million. At June 29, 2011, the 5.75% notes had a carrying value of $289.6 million and a fair value of $308.1 million.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 28, 2012	June 29, 2011
Term loan	$243,750	$185,000
5.75% notes	289,671	289,557
Capital lease obligations	48,538	50,106

	581,959	524,663
Less current installments	(27,272)	(22,091)

	$554,687	$502,572

In August 2011, we executed a revised unsecured senior credit facility increasing the total capacity from $400 million to $500 million. The maturity date of the revised facility is August 2016. The facility includes a $250 million revolver and a $250 million term loan. The revised term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 28, 2012 was approximately 0.24%. We also expensed $0.4 million of debt issuance costs associated with the initial borrowing due to changes in the composition and lending allocation within the bank syndicate. As of March 28, 2012, $250 million was available under our revolving credit facility. In April 2012, we borrowed $40 million from the revolver to fund share repurchases.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 28,	March 30,	March 28,	March 30,
	2012	2011	2012	2011
Restaurant impairment charges	$0	$0	$1,098	$1,125
Restaurant closure charges	1,032	160	4,154	2,698
Severance and other benefits	0	990	100	4,643
Gains on the sale of assets, net	(25)	(363)	(1,365)	(1,539)
Other gains and charges, net	(1,111)	1,637	1,627	1,391

	$(104)	$2,424	$5,614	$8,318

We recorded impairment charges of $1.1 million in fiscal 2012 and 2011, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 3 for fair value disclosures related to the fiscal 2012 charges.

During the first three quarters of fiscal 2012, we recorded $4.2 million in restaurant closure charges, consisting primarily of $3.2 million in lease termination charges associated with restaurants closed in prior years and $0.4 million related to long-lived asset impairments resulting from closures.

Additionally, we recorded $1.3 million in net charges related to legal matters in the first three quarters of fiscal 2012. Gains of approximately $1.1 million were recorded in the third quarter related to the resolution of issues reserved for in prior years and charges of approximately $2.4 million were recorded in the second quarter. We also recorded net year-to-date gains of $1.4 million primarily related to land sales.

During the first three quarters of fiscal 2011, we recorded $2.7 million in restaurant closure charges, consisting primarily of $1.8 million in lease termination charges associated with restaurants closed in prior years and $0.6 million related to long-lived asset impairments associated with two restaurant closures.

Additionally, we incurred $4.6 million in severance and other benefits during fiscal 2011 resulting from organizational changes and $1.4 million in net charges primarily relating to legal matters, partially offset by net year-to-date gains totaling $1.5 million primarily related to land sales.

6. SHAREHOLDERS’ EQUITY

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. We repurchased approximately 8.4 million shares of our common stock for $208.3 million during the first three quarters of fiscal 2012. As of March 28, 2012, approximately $239 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures and planned investment and financing needs. During the first three quarters of fiscal 2012, approximately 1.3 million stock options were exercised resulting in cash proceeds of $27.9 million. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first three quarters of fiscal 2012, we paid dividends of $37.9 million to common stock shareholders, compared to $41.0 million in the prior year. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the September 2011 dividend which was declared in August 2011. Additionally, we declared a quarterly dividend of $12.2 million in February 2012 to be paid on March 29, 2012.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first three quarters of fiscal 2012 and 2011 are as follows (in thousands):

	March 28, 2012	March 30, 2011
Income taxes, net of refunds	$27,264	$29,002
Interest, net of amounts capitalized	14,073	15,248

Non-cash investing activities for the first three quarters of fiscal 2012 and 2011 are as follows (in thousands):

	March 28, 2012	March 30, 2011
Retirement of fully depreciated assets	$68,184	$50,856

8. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 28, 2012 and June 29, 2011, we have outstanding lease guarantees or are secondarily liable for $151.2 million and $166.1 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2012 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 28, 2012.

In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. On April 12, 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants and we intend to vigorously defend our position on the remaining issues upon remand to the trial court. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 28, 2012	March 30, 2011	March 28, 2012	March 30, 2011
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Cost of sales	27.6%	27.2%	27.3%	26.9%
Restaurant labor	31.5%	31.8%	31.7%	32.2%
Restaurant expenses	22.1%	22.7%	23.4%	24.0%
Depreciation and amortization	4.2%	4.4%	4.5%	4.7%
General and administrative	5.4%	5.0%	5.0%	4.8%
Other gains and charges	0.0%	0.4%	0.3%	0.4%

Total operating costs and expenses	90.8%	91.5%	92.2%	93.0%

Operating income	9.2%	8.5%	7.8%	7.0%
Interest expense	0.9%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.2)%	(0.2)%	(0.3)%

Income before provision for income taxes	8.4%	7.7%	7.0%	6.3%
Provision for income taxes	2.3%	2.1%	2.0%	1.4%

Net income	6.1%	5.6%	5.0%	4.9%

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2012.

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Fiscal 2012
Chili’s:
Company-owned	0	0	0	0	820	824	0
Domestic Franchised	0	3	1	10	462	476	4

Total	0	3	1	10	1,282	1,300	4
Maggiano’s:	0	0	0	0	44	44	0

International:(a)
Company-owned	0	0	0	0	0	0	0
Franchised	6	7	17	16	248	227	33-35

Total	6	7	17	16	248	227	33-35
Grand Total	6	10	18	26	1,574	1,571	37-39

(a)	At the end of the third quarter of fiscal 2012, international franchised restaurants by brand included 247 Chili’s and one Maggiano’s restaurant.

At March 28, 2012, we owned the land and buildings for 188 of the 864 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.8 million and $125.6 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 28, 2012 and March 30, 2011, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 28, 2012, we owned, operated, or franchised 1,574 restaurants.

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world. Key economic factors such as total employment, consumer confidence and spending levels continued to improve in the third quarter; however, the economy remains suppressed. We will continue to take actions that will allow us to maintain a strong balance sheet and increase our ability to provide results in all operating environments.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and positive guest feedback. Additional labor savings were achieved through improved food preparation procedures, a component of our kitchen retrofit initiative which was implemented last year. Another component of this initiative is the modification of our kitchens to include improved technology and equipment to provide a more consistent, high quality product at a faster pace, while generating significant labor cost savings. We expect to complete the installation of this equipment in a substantial number of Chili’s restaurants in fiscal 2012. We are also implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders and executed a revision to our credit facility to increase our financial flexibility while taking advantage of more favorable interest rates. We believe that the successful implementation of these operational and financial initiatives will help drive sales growth and operational efficiency while strengthening our competitive advantage and enhancing shareholder value.

In addition to these cost saving initiatives, we are also driving strategic initiatives that will further enhance sales and guest traffic. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. We recently reconfigured the lighter choices section of our menu by adding new items that are available at both lunch and dinner. We have refined our value offerings in both dayparts, including the addition of new items to our lunch combo platform to improve the pace of service. Additionally, we have recently enhanced our steak offerings, resulting in higher guest preference in this section of the menu. We believe these changes will further enhance sales and drive incremental traffic. We will continue to utilize value offerings as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value. We are remodeling a significant number of company-owned restaurants in fiscal 2012, revitalizing Chili’s in a way which enhances the relevance of the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends continue to improve, driven by offering guests a great value with Classic Pasta, the new Marco’s Meal offering, new menu items and direct marketing. We believe our unique food and signature drinks, improved service and updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. Our growing percentage of franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

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

REVENUES

Revenues for the third quarter of fiscal 2012 increased to $742.0 million, a 3.5% increase from the $717.1 million generated for the same quarter of fiscal 2011. Revenues for the thirty-nine week period ended March 28, 2012 were $2,092.4 million, a 2.4% increase from the $2,043.9 million generated for the same period in fiscal 2011. The increase in revenue was primarily attributable to an increase in comparable restaurant sales. This increase was partially offset by a $5.2 million reduction in revenues resulting from a change in the estimate of gift card breakage due to an increase in gift card redemption experience recorded in the third quarter of fiscal 2012. This adjustment reduced diluted earnings per share by four cents. Comparable restaurant sales were not impacted. Comparable restaurant sales for the third quarter and year-to-date periods are as follows:

	Thirteen Week Period Ended March 28, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	4.5%	2.0%	0.8%	1.7%	(0.6)%
Chili’s	4.6%	1.9%	0.9%	1.8%	(0.6)%
Maggiano’s	3.9%	2.2%	0.2%	1.5%	0.0%
Franchise (1)	3.5%
Domestic	3.8%
International	2.6%
System-wide (2)	4.2%

	Thirteen Week Period Ended March 30, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.1%	1.1%	(1.6)%	0.6%	(0.7)%
Chili’s	(0.3)%	1.2%	(1.7)%	0.2%	(0.8)%
Maggiano’s	3.4%	0.7%	(0.6)%	3.3%	0.7%

Franchise (1)	(0.9)%
Domestic	(2.0)%
International	2.6%
System-wide (2)	(0.2)%

	Thirty-Nine Week Period Ended March 28, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.8%	1.5%	(0.4)%	1.7%	(0.5)%
Chili’s	2.7%	1.4%	(0.5)%	1.8%	(0.5)%
Maggiano’s	3.4%	2.0%	0.0%	1.4%	0.0%

Franchise (1)	2.9%
Domestic	2.0%
International	5.4%
System-wide (2)	2.8%

	Thirty-Nine Week Period Ended March 30, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.5)%	1.1%	0.2%	(3.8)%	(2.4)%
Chili’s	(3.3)%	1.2%	0.4%	(4.9)%	(2.5)%
Maggiano’s	3.3%	0.6%	(0.5)%	3.2%	0.2%

Franchise (1)	(3.1)%
Domestic	(4.7)%
International	2.0%
System-wide (2)	(2.7)%

(1)	Revenues generated by franchisees are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s revenues increased 3.5% to $629.9 million in the third quarter of fiscal 2012 from $608.4 million in the prior year primarily driven by an increase in comparable restaurant sales of 4.6% resulting from favorable menu prices and improved guest traffic. For the year-to-date period, Chili’s revenues increased 2.2% to $1,751.7 million from $1,714.5 million in fiscal 2011 driven by an increase in comparable restaurant sales of 2.7% resulting from improved guest traffic and favorable menu prices, partially offset by unfavorable product mix shifts. These increases were partially offset by a $4.5 million reduction related to the gift card breakage adjustment recorded in the third quarter.

Maggiano’s revenues increased 3.4% to $94.7 million in the third quarter of fiscal 2012 from $91.6 million in the same quarter of fiscal 2011. For the year-to-date period, Maggiano’s revenues increased 3.4% to $290.9 million from $281.2 million in fiscal 2011. The increase in revenue was driven by comparable restaurant sales increases of 3.9% and 3.4% for the third quarter and year-to-date periods of fiscal 2012, respectively, resulting from favorable menu prices and improved traffic, partially offset by a $0.7 million reduction related to the gift card breakage adjustment recorded in the third quarter.

Royalty and franchise revenues increased 1.8% to $17.4 million in the third quarter of fiscal 2012 compared to $17.1 million in the prior year. For the year-to-date period, royalty and franchise revenues increased 3.3% to $49.8 million compared to $48.2 million in fiscal 2011. The increase is primarily due to an increase in royalty revenues driven by the net addition of seven franchised restaurants since March 30, 2011. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated approximately $415 million in sales for the third quarter of fiscal 2012, an increase of 3.5% over the prior year. For the year-to-date period, our franchisees generated approximately $1,193 million in sales, an increase of 4.0% over prior year.

COSTS AND EXPENSES

Cost of sales, as a percent of revenues, increased to 27.6% for the third quarter and 27.3% for the year-to-date periods of fiscal 2012 from 27.2% and 26.9% for the respective prior year periods. Cost of sales was negatively impacted in the current year by an increase in commodity pricing on beef, oils and dairy, partially offset by favorable menu pricing. Third quarter cost of sales as a percent of revenues was also negatively impacted by approximately 0.1% due to the gift card breakage adjustment to revenues.

Restaurant labor, as a percent of revenues, decreased to 31.5% for the third quarter of fiscal 2012 from 31.8% in the prior year and decreased to 31.7% for the year-to-date period from 32.2% in the prior year. The decrease was primarily driven by decreased hourly labor costs resulting from the rollout of new kitchen equipment, changes in the vacation policy and sales leverage related to higher revenue. Year-to-date restaurant labor was also positively impacted by lower hourly labor costs resulting from food preparation initiatives at Chili’s as well as lower health insurance expenses. Third quarter restaurant labor as a percent of revenues was also negatively impacted by approximately 0.2% due to the gift card breakage adjustment to revenues. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant employees at the general manager level and below.

Restaurant expenses, as a percent of revenues, decreased to 22.1% for the third quarter of fiscal 2012 from 22.7% in the prior year and decreased to 23.4% for the year-to-date period from 24.0% in the prior year. The decrease was primarily driven by sales leverage on fixed costs related to higher revenue, lower repair and maintenance expenses, credit card fees, worker’s compensation insurance expenses and utilities expenses. Third quarter restaurant expenses as a percent of revenues was also negatively impacted by approximately 0.1% due to the gift card breakage adjustment to revenues.

Depreciation and amortization decreased $0.9 million for the third quarter of fiscal 2012 and $3.6 million for the year-to-date period of fiscal 2012 compared to the same periods of the prior year primarily driven by fully depreciated assets and restaurant closures. These decreases were partially offset by an increase in depreciation due to asset replacements and investments in existing restaurants.

General and administrative expenses increased $4.4 million for the third quarter primarily due to higher performance based compensation and a decrease in income resulting from the expiration of the transaction services agreements with Macaroni Grill and On The Border. General and administrative expenses increased $7.0 million for the year-to-date period of fiscal 2012 as compared to the prior year primarily due to the impact of the expiration of the transaction services agreements mentioned above.

Other gains and charges in fiscal 2012 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $3.2 million in lease termination charges associated with restaurants closed in prior periods and $0.4 million related to long-lived asset impairments resulting from closures. We also recorded $1.3 million in net charges related to legal matters, partially offset by net year-to-date gains of $1.4 million primarily related to land sales.

Other gains and charges in fiscal 2011 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $1.8 million in lease termination charges related to previously closed restaurants and a $0.6 million charge related to long-lived asset impairments associated with two restaurant closures. We also incurred $4.6 million in severance and other benefits resulting from organizational changes and $1.4 million in net charges primarily related to legal matters, partially offset by net year-to-date gains totaling $1.5 million primarily related to land sales.

Interest expense decreased to $6.5 million for the third quarter of fiscal 2012 and $20.1 million for the year-to-date period of fiscal 2012 compared to $7.2 million and $21.4 million for the respective prior year periods primarily driven by lower interest rates, partially offset by a $0.4 million write-off of deferred financing fees related to the revision of the unsecured senior credit facility that was executed in August 2011.

INCOME TAXES

The effective income tax rate increased to 28.2% for the third quarter compared to 27.5% in the prior year primarily due to increased earnings. The effective income tax rate increased to 28.8% for the year-to-date period compared to 22.5% in the prior year primarily due to the resolution of certain state tax positions resulting in a positive impact in the prior year as well as increased earnings in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities

During the first three quarters of fiscal 2012, net cash flow provided by operating activities was $233.8 million compared to $188.2 million in the prior year. The increase was driven by significant changes in working capital during the prior fiscal year resulting primarily from the sale of On The Border. The On The Border sale negatively impacted cash paid for taxes in the prior year due to the gain realized on the transaction. Additionally, the settlement of liabilities and payment of transaction costs subsequent to the sale of On The Border negatively impacted prior year cash flow.

The working capital deficit increased to $208.6 million at March 28, 2012 from a deficit of $184.2 million at June 29, 2011 primarily due to treasury stock purchases, quarterly dividend payments, seasonal purchasing volume and the increase in current installments of long-term debt.

Cash Flow from Investing Activities

	Thirty-Nine Week Periods Ended
	March 28, 2012	March 30, 2011
Net cash used in investing activities (in thousands):

Payments for property and equipment	$(85,177)	$(48,892)
Proceeds from sale of assets	4,344	8,696
Investment in equity method investee	(1,083)	(1,921)

	$(81,916)	$(42,117)

Net cash used in investing activities for the first nine months of fiscal 2012 increased to approximately $81.9 million compared to $42.1 million in the prior year. Capital expenditures increased to $85.2 million for the first nine months of fiscal 2012 compared to $48.9 million for the same period of fiscal 2011. The increase in capital spending was primarily related to our kitchen retrofit initiative, the ongoing Chili’s reimage program and purchases of new and replacement restaurant furniture and equipment. We estimate that our capital expenditures during fiscal 2012 will be approximately $120 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities

	Thirty-Nine Week Periods Ended
	March 28, 2012	March 30, 2011
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(208,347)	$(358,983)
Proceeds from issuance of long–term debt	70,000	0
Payments of dividends	(37,850)	(40,996)
Proceeds from issuances of treasury stock	27,946	26,851
Payments on long-term debt	(12,187)	(10,846)
Other	(696)	243

	$(161,134)	$(383,731)

Net cash used in financing activities for the first nine months of fiscal 2012 decreased to approximately $161.1 million compared to $383.7 million in the prior year primarily due to lower spending on share repurchases and the $70.0 million in proceeds received from the revised term loan in the first quarter.

We repurchased approximately 3.1 million shares of our common stock for $82.7 million during the third quarter of fiscal 2012 and a total of 8.4 million shares for approximately $208.3 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 1.4 million shares for $39.0 million.

In August 2011, we executed a revised unsecured senior credit facility increasing total capacity from $400 million to $500 million. The maturity date of the revised credit facility is August 2016. The revised facility includes a $250 million revolver and a $250 million term loan. In connection with the revision of the facility, we increased the term loan borrowings by $70.0 million. The revised term loan and revolving credit facility bears interest at LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 28, 2012 was approximately 0.24%.

During the first nine months of fiscal 2012, no funds were drawn from the revolving credit facility; however, $40 million was drawn from the revolver in April 2012 to fund share repurchases. As of March 28, 2012, we were in compliance with all financial debt covenants.

As of March 28, 2012, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

We paid dividends of $37.9 million to common stock shareholders in the first nine months of fiscal 2012 compared to $41.0 million in dividends paid in same period of fiscal 2011. Our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.14 to $0.16 per share effective with the September 2011 dividend which was declared in August 2011. Additionally, we declared a quarterly dividend of $12.2 million in February 2012 to be paid on March 29, 2012. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders.

Our Board of Directors has authorized a total of $2,885.0 million of share repurchases. As of March 28, 2012, approximately $239 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the first three quarters of fiscal 2012, approximately 1.3 million stock options were exercised resulting in cash proceeds of $27.9 million. Repurchased common stock is reflected as a reduction of shareholders’ equity.

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

There were no changes in our internal control over financial reporting during our second quarter ended March 28, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results and the material affect of a prolonged recession on our future results.

•	The impact of the current economic crisis on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The importance of the success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•	Dependence on information technology and any material failure of that technology impairing our ability to efficiently operate our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	The impact of disruptions in the financial markets on the availability and cost of credit and consumer spending patterns.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2012 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 29, 2011 through February 1, 2012	776,717	$26.50	776,717	$301,421
February 2, 2012 through February 29, 2012	1,560,000	$26.85	1,560,000	$259,509
March 1, 2012 through March 28, 2012	719,525	$28.05	718,754	$239,336

	3,056,242	$27.04	3,055,471

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2012, 771 shares were tendered by team members at an average price of $27.03.

Item 6. EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: May 7, 2012	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)