Form 10-K
period 2012-06-27
BRINKER INTERNATIONAL INC
filed 2012-08-27
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2012	Commission File No. 1-10275

BRINKER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,951,880,856.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $0.10 par value	73,925,390 shares

DOCUMENTS INCORPORATED BY REFERENCE

We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 27, 2012 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 8, 2012, to be dated on or about September 18, 2012, into Part III hereof, to the extent indicated herein.

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

Restaurant Brands

Chili’s Grill & Bar

Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for 37 years. Chili’s also enjoys a global presence with locations in 31 foreign countries and two U.S. territories around the world. Consistent in all locations, whether domestic or international and company-owned or franchised, Chili’s passion is making our guests feel special. Our Team Members, referred to as ChiliHeads, take special pride in serving America’s Favorites…Like No Place Else.

Chili’s varied menu features America’s favorites boldly flavored and freshly prepared, including several signature items such as Baby Back Ribs smoked in-house, Big Mouth Burgers, Sizzling Fajitas, hand-battered Chicken Crispers and house-made Chips and Salsa. The all-day menu offers our guests a generous selection of appetizers, entrees and desserts at affordable prices. A special lunch section is available on weekdays. In addition to our flavorful food, Chili’s offers a full selection of alcoholic beverages available from the bar, with Margaritas and draft beer being favorites of our guests. For guests seeking convenience, Chili’s offers To Go service that can be ordered by calling the restaurant or on-line or via mobile app, and most Chili’s offer a separate To Go entrance for service.

During the year ending June 27, 2012, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $17.69. The average revenue per meal, including alcoholic beverages, was approximately $13.66 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.0% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.0%. Our average annual sales volume per Chili’s restaurant during this same year was $3.0 million.

Maggiano’s Little Italy

Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. The exterior of each Maggiano’s restaurant varies to reflect local architecture; however, the interior of all locations transport our guests back to a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and our restaurants also have extensive banquet facilities designed to host large party business or social events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, entrées with bountiful portions of pasta, chicken, seafood, veal and prime steaks, and desserts. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.

During the year ending June 27, 2012, entrée selections ranged in menu price from $12.95 to $39.95. The average revenue per meal, including alcoholic beverages, was approximately $26.10 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 82.9% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 17.1%. Sales from events at our banquet facilities made up 19.6% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.75 million.

Business Strategy

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants allowing us to reinvest back into the guest experience and value proposition, and establish a strong presence for our brands in key markets around the world. We will continue to maintain a strong balance sheet and financial flexibility to support our strategic initiatives and to provide stability in all operating environments.

Economic growth continues to be tepid providing a challenging operating environment for the casual dining industry as a whole. Growth in key economic factors such as total employment, consumer confidence and personal disposable income levels have been lethargic this year. More recently, the political environment, continued soaring governmental deficits, and weak employment in the United States as well as fiscal concerns and civil and political unrest abroad have adversely impacted consumer confidence. In addition, the potential for near term commodity price increases may negatively impact the industry. We anticipate that market conditions will continue to affect our business and consumers will remain cautious as the economy slowly rebounds. We will continue to maintain a strong balance sheet and maintain our ability to provide results in all operating environments.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We have implemented a team service model at Chili’s which has resulted in labor efficiencies and positive guest feedback. Additional labor savings were achieved through improved food preparation procedures, a component of our kitchen retrofit initiative which was implemented last year. Another component of this initiative currently in rollout and implementation is the modification of our kitchens to include improved technology and equipment to provide a more consistent, high quality product at a faster pace, while generating significant labor cost savings. We are also implementing new restaurant information systems which we anticipate will increase profits through increased kitchen efficiency and better inventory control. Both of these initiatives will be completed for all company-owned Chili’s restaurants in fiscal 2013. In addition to executing these operational strategies, we have repurchased shares of our common stock in order to return value to our shareholders and executed a revision to our credit facility to increase our financial flexibility while taking advantage of more favorable interest rates. We believe that the successful implementation of these operational and financial initiatives will help continue to drive sales growth and operational efficiency while strengthening our competitive advantage and enhancing shareholder value.

In addition to these cost savings initiatives, we are also driving strategic initiatives that will further enhance guest traffic and sales. We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. We reconfigured the lighter choices section of our menu by adding new items that are available at both lunch and dinner. We have refined our value offerings in both dayparts, including the addition of new items to our lunch combo platform to improve pace of service. Additionally, we have recently enhanced our steak selections, resulting in higher guest preference in this section of our menu. We believe these changes will further enhance sales and drive incremental traffic. We will continue to utilize value offerings as a tool to drive incremental sales; however, this is only one aspect of our overall sales strategy. We are committed to offering a compelling everyday menu that provides items our guests prefer at a compelling value. We remodeled a significant number of company-owned restaurants in fiscal 2012 and will continue the remodeling into fiscal 2013, revitalizing Chili’s in a way which enhance the brand and raises guest expectations regarding the quality of the experience. Improvements at Chili’s are expected to have the most significant impact on the business; however, our results are also expected to benefit through additional contributions from Maggiano’s and our global business. Maggiano’s sales trends and traffic continue to improve, driven by offering guests a great value with classic pasta, the new Marco’s Meal offering, new menu items and direct marketing. Additionally, Maggiano’s has implemented initiatives around kitchen efficiency and inventory control contributing to increased financial results. We believe our unique food and signature drinks, improved service and updated atmospheres will result in stronger brands and sustainable sales and profit growth through increased guest loyalty and traffic.

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

The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and strengthen our competitive position. The effective execution of our financial strategies, including repurchasing shares of our common stock, payment of quarterly dividends, disciplined use of capital and efficient management of operating expenses, will further enhance our profitability and return value to our shareholders. We remain confident in the financial health of our company, the long-term prospects of the industry as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.

Company Development

In fulfilling our long-term vision, over the past fiscal year we have evaluated the expansion of our restaurant brands domestically through new company-owned restaurants and recommenced the development of a select number of company-owned restaurants in strategically desirable markets. We will concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands.

The restaurant site selection process is critical and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Our process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels, physical site characteristics, such as visibility, accessibility and traffic volume; relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; supply and demand trends, such as proposed infrastructure improvements, new developments and existing and potential competition. Members of each brand’s executive team inspect, review and approve each restaurant site prior to its acquisition for that brand.

The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly team members.

The following table illustrates the system-wide restaurants opened in fiscal 2012 and the planned openings in fiscal 2013:

	Fiscal 2012 Openings(1)	Fiscal 2013 Projected Openings
Chili’s:
Company-owned	—	—
Franchise(2)	6	5
Maggiano’s	—	—
International:
Company-owned(3)	—	—
Franchise(3)	29	30-35

Total	35	35-40

(1)	The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2012.
(2)	The numbers on this line for fiscal 2013 are projected domestic franchise openings.
(3)	The numbers on this line are for Chili’s.

We periodically reevaluate company-owned restaurant sites to ensure that site attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed five company-owned restaurants in fiscal 2012. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. These closed restaurants were generally performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant brands that have the greatest return potential for the Company and our shareholders.

Franchise Development

In addition to our development of company-owned restaurants, our restaurant brands will continue to expand through our franchisees and joint venture partners.

As part of our strategy to expand through our franchisees, our franchise operations (domestically and internationally) increased in fiscal 2012. The following table illustrates the percentages of franchise operations (versus total restaurants) as of June 27, 2012 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic	International
Brinker	29%	16%
Chili’s	30%	17%
Maggiano’s	—	2%

Domestic

Domestic expansion is focused primarily through growth in our number of franchised restaurants. We are accomplishing this part of our growth through existing, new or renewed development obligations with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). At June 27, 2012, 12 total domestic development arrangements existed. A typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.

Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses, toll plazas and food courts) that can adequately support our restaurant brands.

During the year ended June 27, 2012, our domestic franchisees opened 6 Chili’s restaurants. Additionally, we purchased two Chili’s restaurants from one of our franchisees in the Miami, Florida metropolitan area.

International

We continue our international growth through development agreements with new and existing franchisees and joint venture partners introducing the Chili’s brand into new countries, as well as expanding them in existing countries. At June 27, 2012, we had 25 total development arrangements. During the fiscal year 2012, our international franchisees and joint venture partners opened 29 Chili’s restaurants. In the same year, we entered into new or renewed development agreements with one franchisee for the development of 7 Chili’s restaurants. The areas of development for these locations include all or portions of Costa Rica.

As we develop Chili’s internationally, we will selectively pursue expansion through various means, including franchising and joint ventures. Similar to our domestic franchise agreements, a typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit, as well as, in some instances, multi-brand operations.

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

Advertising and Marketing

Our brands generally target the twenty-four to fifty-four year-old age group, which constitutes approximately 41% of the United States population. We believe that for many meal occasions, these consumers value the benefits of the casual dining category. In choosing not to cook, these consumers want the higher food quality, the opportunity to connect with family and friends and the enhanced dining experience that our restaurant brands offer. To reach this target group, we use a mix of television, radio, print, outdoor or online advertising, as well as mail (direct and electronic) and social media, with each of our restaurant brands utilizing one or more of these mediums to meet the brand’s communication strategy and budget. Our brands have also leveraged extensive consumer marketing research to monitor brand health, guest satisfaction and emerging trends, as well as to validate menu development and creative campaigns.

Our franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions, in conjunction with company funds, for the purpose of retaining agencies, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising must first be approved by us.

Team Members

As of June 27, 2012, we employed approximately 58,068 team members, of which 646 were restaurant support center personnel in Dallas, and 4,399 were restaurant area directors, managers, or trainees. The remaining 53,023 were employed in non-management restaurant positions. Our executive officers have an average of 24 years of experience in the restaurant industry, some of whom began their careers in the restaurants we operate today.

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

You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting and other offers, and are likely to continue to face such competition in the future. Although we may implement a number of business strategies, the future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate our brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at our restaurants, which would reduce the revenues generated by company-owned restaurants and royalty payments from franchisees.

Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. We and our franchisees depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, academic studies, or advocacy organizations among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-owned restaurants and the payments we receive from franchisees.

The global economic crisis continues to impact consumer discretionary spending and a prolonged economic recovery could result in declines in consumer discretionary spending materially affecting our financial performance in the future.

The restaurant industry is dependent upon consumer discretionary spending. Consumer confidence has not recovered from historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit. Current international fiscal concerns threaten to weaken the slow U.S. economic recovery. While sales and traffic gains have been made by the restaurant industry and our restaurants in fiscal 2012, the economic improvement in the restaurant industry continues to come from cost savings initiatives as well as our success to improve our guest experience within our existing restaurant locations. If this current weak economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of the prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Leading economic indicators such as employment and consumer confidence remain challenged and may not show meaningful improvement in fiscal 2013. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in lower royalties collected, sales deleverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. The result could be further reductions in staff levels, asset impairment charges and potential restaurant closures.

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

Due to our international franchising, we are also subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and joint venture partners. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and The Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

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

Successful strategic transactions are important to our future growth and profitability.

We evaluate potential franchisees of new and existing restaurants and joint venture investments, as well as mergers, acquisitions and divestitures, as part of our strategic planning initiative. These transactions involve various inherent risks, including accurately assessing:

•	the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of franchise and joint venture partner candidates;

•	our ability to achieve projected economic and operating synergies; and

•	unanticipated changes in business and economic conditions affecting an acquired business or the completion of a divestiture.

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

Additionally our international franchisees and joint venture partners are subject to risks not encountered by our domestic franchisees. These risks include:

•	difficulties in achieving consistency of product quality and service as compared to U.S. operations;

•	changes to recipes and menu offerings to meet cultural norms;

•	challenges to obtain adequate and reliable supplies necessary to provide menu items and maintain food quality; and

•	differences, changes or uncertainties in economic, regulatory, legal, social and political conditions.

Our sales volumes generally decrease in winter months in North America.

Our sales volumes fluctuate seasonally and are generally higher in the summer months and lower in the winter months, which may cause seasonal fluctuations in our operating results.

Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the Chili’s brand for a majority of our revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on our business, financial condition and results of operations. The speed at which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the capabilities of electronic communication, including social media. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic which could materially impact our financial performance.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by guests, team members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

We are dependent on information technology and any material failure of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

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

Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recover plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets (including rising interest rates and costs for consumers and reduced disposable income); credit availability; increased costs of food commodities; increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics or the prospects of these events; consumer perceptions of food safety; changes in consumer tastes and behaviors; governmental monetary policies; changes in demographic trends; availability of employees; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms) and other acts of God.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Restaurant Locations

At June 27, 2012, our system of company-owned and franchised restaurants included 1,581 restaurants located in 50 states and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Brazil, Canada, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Portugal, Qatar, Russia, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

Table 1: Company-owned vs. franchise (by brand) as of June 27, 2012:

Chili’s
Company-owned	821
Franchise	715
Maggiano’s
Company-owned	44
Franchise	1

Total	1,581

Table 2: Domestic vs. foreign locations (by brand) as of June 27, 2012 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and territories)
Chili’s	1,279(50)	257(33)
Maggiano’s	44(20 & D.C.)	1

Restaurant Property Information

The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Maggiano’s
Square Feet	3,930-5,450	12,000-17,000
Dining Seats	150-220	500-700
Dining Tables	35-50	100-150

The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 27, 2012, we owned the land and building for 188 of our 865 company-owned restaurant locations. For these 188 restaurant locations, the net book value for the land was $142 million and for the buildings was $125 million. For the remaining 677 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $553 million. The 677 leased restaurant locations can be categorized as follows: 535 are ground leases (where we lease land only, but own the building) and 142 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of 5 to 30 years, with renewal terms of 1 to 35 years.

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

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”. Bid prices quoted represent interdealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.

Fiscal year ended June 27, 2012:

	High	Low
First Quarter	$26.57	$20.01
Second Quarter	$27.07	$20.07
Third Quarter	$28.98	$25.66
Fourth Quarter	$32.69	$26.65

Fiscal year ended June 29, 2011:

	High	Low
First Quarter	$18.84	$14.12
Second Quarter	$22.15	$18.24
Third Quarter	$25.32	$20.88
Fourth Quarter	$26.03	$23.20

As of August 13, 2012, there were 654 holders of record of our common stock.

During the fiscal year ended June 27, 2012, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.16	August 29, 2011	September 9, 2011	September 29, 2011
$0.16	November 3, 2011	December 9, 2011	December 29, 2011
$0.16	February 9, 2012	March 9, 2012	March 29, 2012
$0.16	June 1, 2012	June 11, 2012	June 28, 2012

The following graph compares the cumulative five-year total return provided shareholders on Brinker International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index.

The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 27, 2007 and its relative performance is tracked through June 27, 2012. The values shown are neither indicative nor determinative of future performance.

	2007	2008	2009	2010	2011	2012
Brinker International	$100.00	$68.35	$57.57	$53.97	$93.90	$119.67
S&P 500	$100.00	$86.88	$64.10	$73.35	$95.87	$101.09
S&P Restaurants(1)	$100.00	$100.34	$101.87	$127.46	$178.59	$207.35

(1)	The S&P Restaurants Index is comprised of Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands Inc.

Except as described in the immediately preceding paragraphs, during the three-year period ended on August 13, 2012, we issued no securities which were not registered under the Securities Act of 1933, as amended.

We continue to maintain our share repurchase program; on August 23, 2012, our Board of Directors increased our share repurchase authorization by $500 million, bringing the total authorization to $3,385 million. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(b)
March 29, 2012 through May 2, 2012	1,419,201	$27.47	1,418,700	$200,338
May 3, 2012 through May 30, 2012	912,836	$31.68	912,098	$171,425
May 31, 2012 through June 27, 2012	344,200	$31.93	344,200	$160,429

Total	2,676,237	$29.48	2,674,998

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2012, 1,239 shares were tendered by team members at an average price of $29.62.
(b)	The final amount shown is as of June 27, 2012.

Item 6.	SELECTED FINANCIAL DATA.

The information set forth in that section entitled “Selected Financial Data” in our 2012 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report to Shareholders is presented on pages F-2 through F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2012 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Index to Financial Statements attached hereto on page 25 for a listing of all financial statements in our 2012 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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

Management’s Report on Internal Control over Financial Reporting

“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG, LLP on internal control over financial reporting are in our 2012 Annual Report to Shareholders and are presented on pages F-33 through F-35 of Exhibit 13 to this document. We incorporate these reports in this document by reference.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended June 27, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,

you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our team members, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_ policy.asp. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics will be posted on our website within four business days of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION.

If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2012”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 18, 2012, for the annual meeting of shareholders on November 8, 2012. We incorporate that information in this document by reference.

PART IV

Item	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

We make reference to the Index to Financial Statements attached to this document on page 25 for a listing of all financial statements attached as Exhibit 13 to this document.

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
Guy J. Constant, Executive Vice President and Chief Financial Officer

Dated: August 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 27, 2012.

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

All schedules are omitted as the required information is inapplicable or the information is presented in the financials statements or related notes.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended.(1)

3(b)	Bylaws of the Registrant.(2)

4(a)	Form of 5.75% Note due 2014.(3)

4(b)	Indenture between the Registrant and Citibank, N.A., as Trustee.(4)

4(c)	Registration Rights Agreement by and among the Registrant, Citigroup Global Marketing, Inc., and J.P. Morgan Securities, Inc., as representatives of the initial named purchasers of the Notes.(4)

10(a)	Registrant’s Stock Option and Incentive Plan.(5)

10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(6)

10(c)	Registrant’s Performance Share Plan Description.(7)

10(d)	Credit Agreement dated as of June 22, 2010, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, and Wells Fargo Bank, National Association, as amended by Amendment No. 1, dated as of August 9, 2011.(8)

13	2012 Annual Report to Shareholders.(9)

21	Subsidiaries of the Registrant.(10)

23	Consent of Independent Registered Public Accounting Firm.(10)

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(10)

31(b)	Certification by Guy Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(10)

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

32(b)	Certification by Guy Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

99(a)	Proxy Statement of Registrant.(11)

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.
(2)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 30, 2011, and incorporated herein by reference.
(3)	Included in exhibit 4(d) to annual report on Form 10-K for year ended June 30, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to registration statement on Form S-4 filed June 25, 2004, SEC File No. 333-116879, and incorporated herein by reference.

E-1

(5)	Filed as Appendix A to Proxy Statement of Registrant, filed on September 11, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to current report on Form 8-K dated August 9, 2011, and incorporated herein by reference.
(9)	Portions filed herewith, to the extent indicated herein.
(10)	Filed herewith.
(11)	To be filed on or about September 18, 2012.

E-2