Form 10-Q
period 2012-09-26
BRINKER INTERNATIONAL INC
filed 2012-11-05
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, $0.10 par value	73,140,354 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 26, 2012	June 27, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,310	$59,103
Accounts receivable	34,742	43,387
Inventories	25,616	25,360
Prepaid expenses and other	59,626	63,023
Income taxes receivable	6,345	1,055
Deferred income taxes	0	2,918

Total current assets	190,639	194,846

Property and Equipment:
Land	151,919	152,382
Buildings and leasehold improvements	1,408,451	1,399,905
Furniture and equipment	567,360	556,304
Construction-in-progress	13,540	11,211

	2,141,270	2,119,802
Less accumulated depreciation and amortization	(1,097,317)	(1,076,238)

Net property and equipment	1,043,953	1,043,564

Other Assets:
Goodwill	125,604	125,604
Deferred income taxes	20,033	20,231
Other	51,627	51,827

Total other assets	197,264	197,662

Total assets	$1,431,856	$1,436,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,397	$27,334
Accounts payable	78,113	100,531
Accrued liabilities	247,767	273,884
Deferred income taxes	3,359	0

Total current liabilities	356,636	401,749

Long-term debt, less current installments	671,031	587,890
Other liabilities	136,100	136,560
Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 73,117,489 shares outstanding at September 26, 2012, and 176,246,649 shares issued and 74,342,115 shares outstanding at June 27, 2012	17,625	17,625
Additional paid-in capital	467,239	466,781
Retained earnings	2,125,357	2,112,858

	2,610,221	2,597,264
Less treasury stock, at cost (103,129,160 shares at September 26, 2012 and 101,904,534 shares at June 27, 2012)	(2,342,132)	(2,287,391)

Total shareholders’ equity	268,089	309,873

Total liabilities and shareholders’ equity	$1,431,856	$1,436,072

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	September 26, 2012	September 28, 2011
Revenues:
Company sales	$663,668	$647,755
Franchise and other revenues	19,839	20,647

Total revenues	683,507	668,402

Operating Costs and Expenses:
Company restaurants
Cost of sales	184,695	181,618
Restaurant labor	218,866	215,945
Restaurant expenses	163,053	165,565

Company restaurant expenses	566,614	563,128
Depreciation and amortization	32,629	31,183
General and administrative	37,273	32,819
Other gains and charges	447	1,685

Total operating costs and expenses	636,963	628,815

Operating income	46,544	39,587
Interest expense	6,889	7,048
Other, net	(797)	(1,092)

Income before provision for income taxes	40,452	33,631
Provision for income taxes	12,588	10,010

Net income	$27,864	$23,621

Basic net income per share	$0.38	$0.29

Diluted net income per share	$0.36	$0.28

Basic weighted average shares outstanding	73,903	81,744

Diluted weighted average shares outstanding	76,558	83,583

Dividends per share	$0.20	$0.16

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Week Periods Ended
	September 26, 2012	September 28, 2011
Cash Flows from Operating Activities:
Net income	$27,864	$23,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,629	31,183
Stock-based compensation	6,521	3,918
Deferred income taxes	3,404	9,285
Restructure charges and other impairments	447	3,029
Net loss (gain) on disposal of assets	945	(364)
Loss on equity investments	648	135
Other	68	509
Changes in assets and liabilities:
Accounts receivable	8,697	9,498
Inventories	(256)	(801)
Prepaid expenses and other	2,672	3,773
Current income taxes	546	(8,484)
Other assets	(997)	1,556
Accounts payable	(20,666)	(9,394)
Accrued liabilities	(29,891)	(35,454)
Other liabilities	309	(1,157)

Net cash provided by operating activities	32,940	30,853

Cash Flows from Investing Activities:
Payments for property and equipment	(37,001)	(27,662)
Proceeds from sale of assets	649	2,523
Investment in equity method investees	0	(729)

Net cash used in investing activities	(36,352)	(25,868)

Cash Flows from Financing Activities:
Borrowings on revolving credit facility	90,000	0
Purchases of treasury stock	(86,331)	(77,822)
Proceeds from issuances of treasury stock	17,855	3,449
Payments of dividends	(12,803)	(12,222)
Payments on long-term debt	(6,595)	(5,312)
Excess tax benefits from stock-based compensation	6,493	662
Proceeds from issuance of long-term debt	0	70,000
Payments for deferred financing costs	0	(1,620)

Net cash provided by (used in) financing activities	8,619	(22,865)

Net change in cash and cash equivalents	5,207	(17,880)
Cash and cash equivalents at beginning of period	59,103	81,988

Cash and cash equivalents at end of period	$64,310	$64,108

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of September 26, 2012 and June 27, 2012 and for the thirteen week periods ended September 26, 2012 and September 28, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 26, 2012, we owned, operated, or franchised 1,585 restaurants in the United States and 32 countries and two territories outside of the United States.

Beginning in fiscal 2013, revenues are presented in two separate captions on the consolidated statements of income in an effort to provide more clarity around company-owned restaurant revenue and operating expense trends. Company sales includes revenues generated by the operation of company-owned restaurants and gift card redemptions. Franchise and other revenues includes royalties, development fees, franchise fees, Maggiano’s banquet service charge income and certain gift card activity (breakage and discounts). Prior year revenue amounts have been reclassified to conform to the fiscal 2013 presentation. These reclassifications have no effect on total revenue or net income previously reported.

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

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 27, 2012 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. We had approximately 724,000 stock options and restricted share awards outstanding at September 26, 2012 and 2.2 million stock options and restricted share awards outstanding at September 28, 2011 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 26, 2012	June 27, 2012
Term loan	$231,250	$237,500
5.75% notes	289,747	289,709
Revolving credit facility	130,000	40,000
Capital lease obligations	47,431	48,015

	698,428	615,224
Less current installments	(27,397)	(27,334)

	$671,031	$587,890

During the first quarter of fiscal 2013, an additional $90 million was drawn on the revolver primarily to fund share repurchases. As of September 26, 2012, $120 million of credit was available under the revolver.

The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 26, 2012 was approximately 0.22%.

4. SHAREHOLDERS’ EQUITY

In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. We repurchased approximately 2.5 million shares of our common stock for $86.3 million during the first quarter of fiscal 2013. As of September 26, 2012, approximately $579 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowing and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity. During the first quarter of fiscal 2013, we made an annual grant of approximately 223,000 stock options with an exercise price of $34.82 and a fair value of $13.69, and approximately 504,000 restricted share awards with a weighted average fair value of $35.60. Additionally, approximately 806,000 stock options were exercised resulting in cash proceeds of $17.9 million.

In the first quarter of fiscal 2013, we paid dividends of $12.8 million to common stock shareholders, compared to $12.2 million in the prior year. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012 of $14.8 million paid on September 27, 2012.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first quarter of fiscal 2013 and 2012 are as follows (in thousands):

	September 26, 2012	September 28, 2011
Income taxes, net of refunds	$1,215	$8,376
Interest, net of amounts capitalized	2,393	2,023

Non-cash investing activities for the first quarter of fiscal 2013 and 2012 are as follows (in thousands):

	September 26, 2012	September 28, 2011
Retirement of fully depreciated assets	$11,508	$37,138

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of property and equipment and liquor licenses in the second and fourth quarters or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2013 and fiscal 2012.

(b)	Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts. The fair value of the revolving credit facility borrowing approximates carrying value as the interest rates are adjusted based on LIBOR and the company’s credit rating. The fair value of the 5.75% notes is based on quoted market prices. At September 26, 2012, the 5.75% notes had a carrying value of $289.7 million and a fair value of $310.0 million. At June 27, 2012, the 5.75% notes had a carrying value of $289.7 million and a fair value of $310.2 million.

7. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 26, 2012 and June 27, 2012, we have outstanding lease guarantees or are secondarily liable for $140.7 million and $142.6 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2013 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 26, 2012.

In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. In April 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants and we intend to vigorously defend our position on the remaining issues upon remand to the trial court. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income.

	Thirteen Week Periods Ended
	September 26, 2012	September 28, 2011
Revenues:
Company sales	97.1%	96.9%
Franchise and other revenues	2.9%	3.1%

Total revenues	100.0%	100.0%

Operating Costs and Expenses:
Company restaurants
Cost of sales (1)	27.8%	28.0%
Restaurant labor (1)	33.0%	33.3%
Restaurant expense (1)	24.6%	25.6%

Company restaurant expenses (1)	85.4%	86.9%
Depreciation and amortization	4.8%	4.7%
General and administrative	5.5%	4.9%
Other gains and charges	0.1%	0.2%

Total operating costs and expenses	93.2%	94.1%

Operating income	6.8%	5.9%
Interest expense	1.0%	1.1%
Other, net	(0.1)%	(0.2)%

Income before provision for income taxes	5.9%	5.0%
Provision for income taxes	1.8%	1.5%

Net income	4.1%	3.5%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2013.

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013
Chili’s:
Company-owned	0	0	821	823	0
Domestic franchised	0	0	453	470	2-3

Total	0	0	1,274	1,293	2-3
Maggiano’s	0	0	44	44	0

International:(a)
Company-owned	0	0	0	0	0
Franchised	9	7	267	241	30-35

Total	9	7	267	241	30-35
Grand total	9	7	1,585	1,578	32-38

(a)	At the end of the first quarter of fiscal 2013, international franchised restaurants by brand included 266 Chili’s and one Maggiano’s restaurant.

At September 26, 2012, we owned the land and buildings for 188 of the 865 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.0 million and $121.2 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 26, 2012 and September 28, 2011, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.

Key economic indicators such as total employment, consumer confidence and spending levels were somewhat stable in the first half of this quarter; however, slowing industry sales suggest that consumers grew more cautious in the latter half of the quarter. This economic environment has continued to challenge the industry; however, we believe that our strategies and initiatives will provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We are investing in new kitchen equipment, operations software and remodel initiatives as the core pieces of our current strategy. We expect to complete the installation of new kitchen equipment in all of our company-owned Chili’s restaurants by the end of the calendar year. The upgraded equipment will consistently provide a high quality product at a faster pace, enhancing both profitability and guest satisfaction. Based on the installations completed to date and our robust testing process, we believe the usability and efficiency of the equipment will allow for significant labor savings over time. Also, the flexibility of our equipment will allow for the development of new menu categories that we believe will result in increased sales and guest traffic.

The majority of our restaurants are now operating with an integrated point of sale and back office software system that was designed to enhance the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants will result in improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have timely visibility into operating performance and trends which will enhance decision making and improve profitability. We expect to complete the system installation in all company-owned Chili’s restaurants by the end of the calendar year.

We have remodeled a significant number of our company-owned Chili’s restaurants and plan to continue the initiative at a brisk pace. The remodel design is intended to revitalize Chili’s in a way which enhances the relevance of the brand and raises guest expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili’s brand heritage. We believe that these updates will positively impact the guest perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales.

We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Recently, we refreshed our two for twenty and lunch combo offerings and added new menu items including Chipotle Chicken Fajitas and Santa Cruz steak that reflect our southwest positioning. Our enhanced steak selection introduced last year also continues to have a high guest preference. An emphasis on new products, training and our reimaged bar also resulted in improved bar sales over last year. We believe these changes as well as our ability to develop new and innovative items will further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.

Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s continues to offer a compelling menu and great value with Classic Pasta and Marco’s Meal. Additionally, Maggiano’s has implemented initiatives around kitchen efficiency and inventory control to further enhance profitability.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.

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

REVENUES

Beginning in fiscal 2013, revenues are presented in two separate captions on the consolidated statements of income in an effort to provide more clarity around company-owned restaurant revenue and operating expense trends. Company sales includes revenues generated by the operation of company-owned restaurants and gift card redemptions. Franchise and other revenues includes royalties, development fees and franchise fees, Maggiano’s banquet service charge income, and certain gift card activity (breakage and discounts). Prior year revenue amounts have been reclassified to conform to the fiscal 2013 presentation. These reclassifications have no effect on total revenue or net income previously reported.

Total revenues for the first quarter of fiscal 2013 increased to $683.5 million, a 2.3% increase from the $668.4 million generated for the same quarter of fiscal 2012. The increase in revenue was primarily attributable to an increase in comparable restaurant sales as follows:

	Thirteen Week Period Ended September 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.6%	1.6%	0.9%	0.1%	(0.3)%
Chili’s	2.8%	1.4%	1.0%	0.4%	(0.3)%
Maggiano’s	0.9%	2.6%	0.8%	(2.5)%	0.0%

Franchise (1)	2.9%
Domestic	3.7%
International	1.1%
System-wide (2)	2.7%

	Thirteen Week Period Ended September 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.9%	1.4%	(1.4)%	1.9%	(0.4)%
Chili’s	1.7%	1.3%	(1.5)%	1.9%	(0.4)%
Maggiano’s	3.5%	1.8%	(0.4)%	2.1%	0.0%

Franchise (1)	2.0%
Domestic	0.2%
International	7.5%
System-wide (2)	2.0%

(1)	Revenues generated by franchisees are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise revenues, where applicable. We believe including franchise comparable restaurant revenues provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s company sales increased to $581.3 million for the first quarter of fiscal 2013, a 2.7% increase from $566.1 million in the prior year driven by increased menu prices, favorable product mix shifts and improved guest traffic.

Maggiano’s company sales increased to $82.4 million in the first quarter of fiscal 2013, a 0.9% increase from $81.7 million in the prior year driven primarily by menu pricing and favorable product mix shifts, partially offset by lower guest traffic.

Franchise and other revenues decreased 3.9% to $19.8 million in the first quarter of fiscal 2013 compared to $20.6 million in the first quarter of fiscal 2012. The decrease is primarily due to lower gift card breakage income due to increased gift card usage, partially offset by an increase in royalty revenues related to the net addition of 9 franchised restaurants since the first quarter of fiscal 2012. Royalty revenues are recognized based on the sales generated by our franchisees and reported to us. Our franchisees generated approximately $399 million in sales.

COSTS AND EXPENSES

Cost of sales, as a percent of company sales, decreased to 27.8% for the first quarter of fiscal 2013 from 28.0% in the prior year. Cost of sales was favorably impacted in the current quarter by increased menu pricing and a decrease in commodity pricing on produce, dairy and poultry. These changes were partially offset by unfavorable commodity pricing and product mix related to meat.

Restaurant labor, as a percent of company sales, decreased to 33.0% for the first quarter of fiscal 2013 as compared to 33.3% in the prior year driven by sales leverage on fixed costs related to higher revenue and improved labor productivity from the installation of new kitchen equipment, partially offset by increased overtime incurred to support these installations.

Restaurant expenses, as a percent of company sales, decreased to 24.6% for the first quarter of fiscal 2013 as compared to 25.6% in the same period of the prior year primarily driven by lower repair and maintenance expense, credit card fees and utilities expense, and sales leverage on fixed costs.

Depreciation and amortization increased $1.4 million for the first quarter of fiscal 2013 as compared to the prior year primarily due to investments in existing restaurants and asset replacements, partially offset by an increase in fully depreciated assets.

General and administrative expense increased $4.5 million, or 13.6%, for the first quarter of fiscal 2013 as compared to the prior year primarily due to an increase in stock-based and other compensation.

Other gains and charges in the first quarter of fiscal 2013 included $0.4 million in lease termination charges related to previously closed restaurants.

Other gains and charges in the first quarter of fiscal 2012 included a $2.5 million charge related to litigation and $0.7 million in lease termination charges related to previously closed restaurants, partially offset by a $1.3 million gain on the sale of land.

Interest expense remained flat for the first quarter of fiscal 2013 compared to the first quarter of the prior year.

INCOME TAXES

The effective income tax rate increased to 31.1% for the first quarter of fiscal 2013 compared to 29.8% for the same quarter of last year primarily due to increased earnings in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities

During the first quarter of fiscal 2013, net cash flow provided by operating activities was $32.9 million compared to $30.9 million in the prior year. The increase was driven by an increase in earnings in the current year, partially offset by changes in working capital during the first quarter of fiscal 2013.

The working capital deficit decreased to $166.0 million at September 26, 2012 from $206.9 million at June 27, 2012 primarily due to disbursements timing and the impact of the seasonal sales decline in the first quarter.

Cash Flow from Investing Activities

	Thirteen Week Periods Ended
	September 26, 2012	September 28, 2011
Net cash used in investing activities (in thousands):

Payments for property and equipment	$(37,001)	$(27,662)
Proceeds from sale of assets	649	2,523
Investment in equity method investee	0	(729)

	$(36,352)	$(25,868)

Net cash used in investing activities for the first quarter of fiscal 2013 increased to $36.4 million compared to $25.9 million in the prior year. Capital expenditures increased to $37.0 million for the first quarter of fiscal 2013 compared to $27.7 million for the prior year driven primarily by increased investments in new equipment related to our kitchen retrofit initiative, the ongoing Chili’s reimage program and purchases of new and replacement restaurant furniture and equipment. We estimate that our capital expenditures during fiscal 2013 will be approximately $130 million to $140 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities

	Thirteen Week Periods Ended
	September 26, 2012	September 28, 2011
Net cash provided by (used in) financing activities (in thousands):
Borrowings on revolving credit facility	90,000	0
Purchases of treasury stock	$(86,331)	$(77,822)
Proceeds from issuances of treasury stock	17,855	3,449
Payments of dividends	(12,803)	(12,222)
Payments on long-term debt	(6,595)	(5,312)
Excess tax benefits from stock based compensation	6,493	662
Proceeds from issuance of long-term debt	0	70,000
Other	0	(1,620)

	$8,619	$(22,865)

Net cash provided by financing activities for the first quarter of fiscal 2013 increased to approximately $8.6 million compared to net cash used in financing activities of $22.9 million in the prior year primarily due to higher proceeds from the use of credit facilities and increased proceeds from issuances of treasury stock, partially offset by increased spending on share repurchases.

In the first quarter of fiscal 2013, $90 million was drawn from the revolver primarily to fund share repurchases, none of which was repaid by the end of the quarter. As of September 26, 2012, we had $120 million of credit available under the revolver. In October 2012, an additional $20 million was borrowed from the revolver primarily to fund share repurchases.

The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 26, 2012 was approximately 0.22%. As of September 26, 2012, we were in compliance with all financial debt covenants.

As of September 26, 2012, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

We repurchased approximately 2.5 million shares of our common stock for $86.3 million during the first quarter of fiscal 2013. Subsequent to the end of the quarter, we repurchased approximately 750,000 shares for approximately $23.1 million.

In the first quarter of fiscal 2013, we paid dividends of $12.8 million to common stock shareholders, compared to $12.2 million in the prior year. The quarterly dividend payment increased due to a 14 percent increase in the dividend per share, partially offset by the impact of share repurchase activity. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012 of $14.8 million paid on September 27, 2012. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.

In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. As of September 26, 2012, approximately $579 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first quarter of fiscal 2013, approximately 806,000 stock options were exercised resulting in cash proceeds of $17.9 million. We received an excess tax benefit from stock-based compensation of $6.5 million during the current quarter primarily as a result of the normally scheduled distribution of restricted stock grants and increased stock option exercises.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) updated its guidance on testing indefinite-lived intangible assets for impairment to allow companies the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The updated guidance is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which requires that we adopt these provisions beginning in the first quarter of fiscal 2014; however, early adoption is permitted. We do not expect the adoption of this updated guidance to have a significant impact on our consolidated financial statements.

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance is applicable for fiscal years beginning after December  15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our first quarter ended September 26, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2012 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

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

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2013 and the material affect of a prolonged economic recovery on our future results.

•

The impact of the current weak economic recovery on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The importance of the success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand tainting public perception of the brand.

•	Litigation could have a material adverse impact on our business and our financial performance.

•

Dependence on information technology and any material failure of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	The impact of disruptions in the global financial markets on the availability and cost of credit and consumer spending patterns.

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

•

Other risk factors may adversely affect our financial performance, including, pricing, consumer spending and consumer confidence, changes in economic conditions and financial and credit markets, credit availability, increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, increased healthcare costs, health epidemics or pandemics or the prospects of these events, consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather and other acts of God.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to our consolidated financial statements set forth in Part I of this report.

Item 1A. RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2012.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the first quarter of fiscal 2013 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
June 28, 2012 through August 1, 2012	1,005,607	$32.15	1,005,000	$128,100
August 2, 2012 through August 29, 2012	206,526	$33.82	51,350	$626,429
August 30, 2012 through September 26, 2012	1,331,949	$35.26	1,331,949	$579,431

	2,544,082	$33.92	2,388,299

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2013, 155,783 shares were tendered by team members at an average price of $34.24.

(b)	In August 2012, the Board of Directors authorized a $500.0 million increase to our existing share repurchase program.

Item 6. EXHIBITS

31(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Douglas H. Brooks, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Guy J. Constant, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: November 5, 2012	By:	/s/ Douglas H. Brooks
Douglas H. Brooks,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)