Form 10-Q
period 2012-12-26
BRINKER INTERNATIONAL INC
filed 2013-02-04
CIK 703351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2013
Common Stock, $0.10 par value	70,781,933 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BRINKER INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 26, 2012	June 27, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,105	$59,103
Accounts receivable	80,486	43,387
Inventories	26,337	25,360
Prepaid expenses and other	62,676	63,023
Income taxes receivable	0	1,055
Deferred income taxes	0	2,918

Total current assets	262,604	194,846

Property and Equipment, at Cost:
Land	150,220	152,382
Buildings and leasehold improvements	1,407,614	1,399,905
Furniture and equipment	569,089	556,304
Construction-in-progress	17,896	11,211

	2,144,819	2,119,802
Less accumulated depreciation and amortization	(1,106,843)	(1,076,238)

Net property and equipment	1,037,976	1,043,564

Other Assets:
Goodwill	125,604	125,604
Deferred income taxes	26,932	20,231
Other	48,090	51,827

Total other assets	200,626	197,662

Total assets	$1,501,206	$1,436,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,462	$27,334
Accounts payable	83,720	100,531
Accrued liabilities	304,456	273,884
Income taxes payable	13,295	0
Deferred income taxes	2,451	0

Total current liabilities	431,384	401,749

Long-term debt, less current installments	684,171	587,890
Other liabilities	132,668	136,560
Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 71,893,411 shares outstanding at December 26, 2012, and 176,246,649 shares issued and 74,342,115 shares outstanding at June 27, 2012	17,625	17,625
Additional paid-in capital	468,707	466,781
Retained earnings	2,147,913	2,112,858

	2,634,245	2,597,264
Less treasury stock, at cost (104,353,238 shares at December 26, 2012 and 101,904,534 shares at June 27, 2012)	(2,381,262)	(2,287,391)

Total shareholders’ equity	252,983	309,873

Total liabilities and shareholders’ equity	$1,501,206	$1,436,072

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
Revenues:
Company sales	$669,129	$661,710	$1,332,797	$1,309,465
Franchise and other revenues	20,635	20,194	40,474	40,841

Total revenues	689,764	681,904	1,373,271	$1,350,306

Operating Costs and Expenses:
Company restaurants
Cost of sales	184,591	185,189	369,286	366,807
Restaurant labor	217,177	214,317	436,043	430,262
Restaurant expenses	162,191	160,077	325,244	325,642

Company restaurant expenses	563,959	559,583	1,130,573	1,122,711
Depreciation and amortization	32,979	31,153	65,608	62,336
General and administrative	31,030	31,215	68,303	64,034
Other gains and charges	230	4,033	677	5,718

Total operating costs and expenses	628,198	625,984	1,265,161	1,254,799

Operating income	61,566	55,920	108,110	95,507
Interest expense	7,066	6,509	13,955	13,557
Other, net	(726)	(854)	(1,523)	(1,946)

Income before provision for income taxes	55,226	50,265	95,678	83,896
Provision for income taxes	18,049	14,591	30,637	24,601

Net income	$37,177	$35,674	$65,041	$59,295

Basic net income per share	$0.51	$0.45	$0.89	$0.73

Diluted net income per share	$0.50	$0.44	$0.86	$0.72

Basic weighted average shares outstanding	72,560	79,840	73,232	80,792

Diluted weighted average shares outstanding	74,720	81,655	75,639	82,619

Dividends per share	$0.20	$0.16	$0.40	$0.32

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011
Cash Flows from Operating Activities:
Net income	$65,041	$59,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,608	62,336
Stock-based compensation	9,314	6,449
Deferred income taxes	(4,404)	13,432
Restructure charges and other impairments	3,027	4,898
Loss on equity investments	997	1,391
Net (gain) loss on disposal of assets	(96)	573
Other	137	606
Changes in assets and liabilities:
Accounts receivable	(37,011)	(43,811)
Inventories	(992)	(2,027)
Prepaid expenses and other	4,094	3,361
Other assets	(1,277)	1,105
Accounts payable	(15,059)	207
Accrued liabilities	26,400	16,803
Current income taxes	15,666	(9,070)
Other liabilities	(168)	(1,303)

Net cash provided by operating activities	131,277	114,245

Cash Flows from Investing Activities:
Payments for property and equipment	(69,752)	(53,475)
Proceeds from sale of assets	5,335	4,279
Investment in equity method investee	0	(912)

Net cash used in investing activities	(64,417)	(50,108)

Cash Flows from Financing Activities:
Purchases of treasury stock	(131,445)	(125,638)
Borrowings on revolving credit facility	110,000	0
Payments of dividends	(27,677)	(25,073)
Proceeds from issuances of treasury stock	22,515	16,649
Payments on long-term debt	(13,190)	(5,625)
Excess tax benefits from stock-based compensation	6,939	792
Proceeds from issuances of long-term debt	0	70,000
Payments for deferred financing costs	0	(1,620)

Net cash used in financing activities	(32,858)	(70,515)

Net change in cash and cash equivalents	34,002	(6,378)
Cash and cash equivalents at beginning of period	59,103	81,988

Cash and cash equivalents at end of period	$93,105	$75,610

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.

Our consolidated financial statements as of December 26, 2012 and June 27, 2012 and for the thirteen week and twenty-six week periods ended December 26, 2012 and December 28, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 26, 2012, we owned, operated or franchised 1,593 restaurants in the United States and 32 countries and two territories outside of the United States.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 851,000 stock options and restricted share awards outstanding at December 26, 2012 and 1.8 million stock options and restricted share awards outstanding at December 28, 2011 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 26, 2012	June 27, 2012
Term loan	$225,000	$237,500
5.75% notes	289,785	289,709
Revolving credit facility	150,000	40,000
Capital lease obligations	46,848	48,015

	711,633	615,224
Less current installments	(27,462)	(27,334)

	$684,171	$587,890

During the first two quarters of fiscal 2013, an additional $110 million was drawn on the revolver primarily to fund share repurchases. As of December 26, 2012, $100 million of credit was available under the revolver.

The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 26, 2012 was approximately 0.21%.

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

During fiscal 2013, long-lived assets with a carrying value of $0.8 million, primarily related to one underperforming restaurant, were written down to their fair value of $0.1 million resulting in an impairment charge of $0.7 million, which was included in other gains and charges in the consolidated statement of income for the period. During fiscal 2012, ten underperforming restaurants with a carrying value of $1.5 million were written down to their fair value of $0.4 million resulting in an impairment charge of $1.1 million, which was included in other gains and charges in the consolidated statement of income for the period. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 26, 2012 and December 28, 2011 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At December 26, 2012	$0	$0	$140	$140
At December 28, 2011	$0	$0	$369	$369

(b)	Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts. The fair value of the revolving credit facility borrowing approximates carrying value as the interest rates are adjusted based on LIBOR and the company’s credit rating. The fair value of the 5.75% notes is based on quoted market prices. At December 26, 2012, the 5.75% notes had a carrying value of $289.8 million and a fair value of $307.0 million. At June 27, 2012, the 5.75% notes had a carrying value of $289.7 million and a fair value of $310.2 million.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
Restaurant impairment charges	$661	$1,098	$661	$1,098
Restaurant closure charges	2,148	2,395	2,582	3,122
Gains on the sale of assets, net	(2,349)	4	(2,350)	(1,340)
Other gains and charges, net	(230)	536	(216)	2,838

	$230	$4,033	$677	$5,718

We recorded impairment charges of $0.7 million and $1.1 million in fiscal 2013 and 2012, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 4 for fair value disclosures related to these charges.

During the first two quarters of fiscal 2013, we recorded $2.6 million in restaurant closure charges, consisting primarily of $1.4 million in lease termination charges and $1.0 million related to long-lived asset impairments. The charges were primarily related to restaurants closed in prior years. Additionally, we recorded year-to-date net gains of $2.4 million primarily related to land sales.

During the first two quarters of fiscal 2012, we recorded $3.1 million in restaurant closure charges, consisting primarily of $2.4 million in lease termination charges associated with restaurants closed in prior years and $0.4 million related to long-lived asset impairments resulting from closures.

Additionally, we recorded $2.5 million in charges related to the pending settlement of a class action lawsuit in the first quarter of fiscal 2012, partially offset by a $1.3 million gain related to the sale of land.

6. SHAREHOLDERS’ EQUITY

In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. We repurchased approximately 4.0 million shares of our common stock for $131.4 million during the first two quarters of fiscal 2013. As of December 26, 2012, approximately $534 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowing and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity. During the first quarter of fiscal 2013, we made an annual grant of approximately 223,000 stock options with an exercise price of $34.82 and a fair value of $13.69, and approximately 504,000 restricted share awards with a weighted average fair value of $35.60. Additionally, during the first two quarters of fiscal 2013, approximately 1.0 million stock options were exercised resulting in cash proceeds of $22.5 million.

During the first two quarters of fiscal 2013, we paid dividends of $27.7 million to common stock shareholders, compared to $25.1 million in the prior year. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012. Additionally, we declared a quarterly dividend of $14.4 million in November 2012, payable on December 27, 2012.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the first two quarters of fiscal 2013 and 2012 are as follows (in thousands):

	December 26, 2012	December 28, 2011
Income taxes, net of refunds	$10,574	$15,090
Interest, net of amounts capitalized	13,345	12,199

Non-cash investing activities for the first two quarters of fiscal 2013 and 2012 are as follows (in thousands):

	December 26, 2012	December 28, 2011
Retirement of fully depreciated assets	$31,019	$55,202

8. CONTINGENCIES

In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 26, 2012 and June 27, 2012, we have outstanding lease guarantees or are secondarily liable for $141.7 million and $142.6 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2013 through fiscal 2023. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 26, 2012.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
Revenues:
Company sales	97.0%	97.0%	97.1%	97.0%
Franchise and other revenues	3.0%	3.0%	2.9%	3.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Company restaurants
Cost of sales (1)	27.6%	28.0%	27.7%	28.0%
Restaurant labor (1)	32.5%	32.4%	32.7%	32.8%
Restaurant expense (1)	24.2%	24.2%	24.4%	24.9%

Company restaurant expenses (1)	84.3%	84.6%	84.8%	85.7%
Depreciation and amortization	4.8%	4.6%	4.8%	4.6%
General and administrative	4.5%	4.6%	5.0%	4.7%
Other gains and charges	0.0%	0.6%	0.0%	0.4%

Total operating costs and expenses	91.1%	91.8%	92.1%	92.9%

Operating income	8.9%	8.2%	7.9%	7.1%
Interest expense	1.0%	0.9%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Income before provision for income taxes	8.0%	7.4%	7.0%	6.2%
Provision for income taxes	2.6%	2.2%	2.3%	1.8%

Net income	5.4%	5.2%	4.7%	4.4%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2013.

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013
Chili’s:
Company-owned	2	0	2	0	823	821	0
Domestic Franchised	1	1	2	1	452	467	2

Total	3	1	4	1	1,275	1,288	2
Maggiano’s:	0	0	0	0	44	44	0

International: (a)
Company-owned	0	0	0	0	0	0	0
Franchised	10	4	19	11	274	242	30-35

Total	10	4	19	11	274	242	30-35
Grand Total	13	5	23	12	1,593	1,574	32-37

(a)	At the end of the second quarter of fiscal 2013, international franchised restaurants included 274 Chili’s restaurants.

At December 26, 2012, we owned the land and buildings for 189 of the 867 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.1 million and $120.0 million, respectively.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 26, 2012 and December 28, 2011, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW

We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.

Key economic indicators such as total employment, consumer confidence and spending levels were somewhat neutral this quarter; however, soft industry sales late in the quarter suggests that consumers remain cautious. This economic environment has continued to challenge the industry; however, we believe that our strategies and initiatives will provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.

Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We are investing in new kitchen equipment, operations software and remodel initiatives as the core pieces of our current strategy. We completed the installation of new kitchen equipment in all of our company-owned Chili’s restaurants this quarter. The upgraded equipment will consistently provide a high quality product at a faster pace, enhancing both profitability and guest satisfaction. Based on the installations completed earlier in the rollout and our robust testing process, we believe the usability and efficiency of the equipment will allow for significant labor savings over time. Also, the flexibility of our equipment will allow for the development of new menu categories that we believe will result in increased sales and guest traffic.

All company-owned Chili’s restaurants are now operating with an integrated point of sale and back office software system that was designed to enhance the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants will result in improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have timely visibility into operating performance and trends which will enhance decision making and improve profitability. We expect to begin the system installation in Maggiano’s restaurants by the end of the calendar year.

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

We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Recently, we introduced some additional lighter choices to the menu with the Mango Chile Chicken and Mango Chile Tilapia entrees. We also expanded the dessert and appetizer selection with a new freshly baked skillet cookie and soft pretzel bread sticks. Our two for twenty and lunch combo offerings have been refreshed with new menu items including Southwestern Mac ‘n’ Cheese with Grilled Chicken that reflect our southwest positioning. Our new steak selection introduced last year also continues to have a high guest preference and has been enhanced with steak topper add-ons. An emphasis on new products, training and our reimaged bar also resulted in improved bar sales over last year. We believe these changes as well as our ability to develop new and innovative items will further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.

Improvements at Chili’s will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s continues to deliver sales growth and strong margin performance. Maggiano’s offers a compelling menu and great value with Classic Pasta and Marco’s Meal. Kitchen efficiency and inventory controls continue to enhance profitability and strengthen the business model.

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

Revenues for the second quarter of fiscal 2013 increased to $689.8 million, a 1.2% increase from the $681.9 million generated for the same quarter of fiscal 2012. Revenues for the twenty-six week period ended December 26, 2012 were $1,373.3 million, a 1.7% increase from the $1,350.3 million generated for the same period in fiscal 2012. The increase in revenue was primarily attributable to an increase in comparable restaurant sales as follows:

	Thirteen Week Period Ended December 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.9%	1.8%	1.2%	(2.1)%	0.0%
Chili’s	1.0%	1.6%	1.3%	(1.9)%	0.0%
Maggiano’s	0.6%	2.3%	0.7%	(2.4)%	0.0%
Franchise (1)	2.4%
Domestic	2.2%
International	2.7%
System-wide (2)	1.5%

	Thirteen Week Period Ended December 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.7%	1.2%	(0.5)%	1.0%	(0.5)%
Chili’s	1.4%	1.1%	(0.8)%	1.1%	(0.5)%
Maggiano’s	2.8%	1.8%	0.4%	0.6%	0.0%
Franchise (1)	2.6%
Domestic	1.7%
International	4.8%
System-wide (2)	2.0%

	Twenty-Six Week Period Ended December 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.8%	1.7%	1.0%	(0.9)%	(0.1)%
Chili’s	1.9%	1.5%	1.0%	(0.6)%	(0.1)%
Maggiano’s	0.7%	2.5%	0.7%	(2.5)%	0.0%
Franchise (1)	2.6%
Domestic	2.8%
International	2.1%
System-wide (2)	2.1%

	Twenty-Six Week Period Ended December 28, 2011
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.8%	1.3%	(0.9)%	1.4%	(0.4)%
Chili’s	1.6%	1.2%	(1.1)%	1.5%	(0.4)%
Maggiano’s	3.1%	1.9%	0.0%	1.2%	0.0%
Franchise (1)	2.3%
Domestic	1.0%
International	6.1%
System-wide (2)	2.0%

(1)	Revenues generated by franchisees are not included in revenues on the consolidated statements of income; however, we generate royalty revenue and advertising fees based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(2)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s revenues increased 1.2% to $563.3 million in the second quarter of fiscal 2013 from $556.5 million in the prior year. For the year-to-date period, Chili’s revenues increased 2.0% to $1,144.6 million from $1,122.6 million in fiscal 2012. The increases were primarily driven by increased menu pricing and favorable mix shift.

Maggiano’s revenues increased 0.6% to $105.8 million in the second quarter of fiscal 2013 from $105.2 million in the same quarter of fiscal 2012. For the year-to-date period, Maggiano’s revenues increased 0.7% to $188.2 million from $186.9 million in fiscal 2012. The increases were primarily driven by increased menu pricing and favorable mix shift.

Franchise and other revenues increased 2.0% to $20.6 million in the second quarter of fiscal 2013 compared to $20.2 million in the prior year driven primarily by an increase in royalty revenue. For the year-to-date period, franchise and other revenues decreased 0.7% to $40.5 million compared to $40.8 million in fiscal 2012 primarily due to lower gift card breakage income due to increased gift card usage trends, partially offset by an increase in royalty revenues related to the net addition of 17 franchised restaurants since the second quarter of fiscal 2012. Our franchisees generated approximately $401 million and $800 million in sales for the second quarter and year-to-date period of fiscal 2013.

COSTS AND EXPENSES

Cost of sales, as a percent of company sales, decreased to 27.6% for the second quarter and 27.7% for the year-to-date period of fiscal 2013 from 28.0% for the respective prior year periods. Cost of sales was favorably impacted in the current year by increased menu pricing, favorable commodity pricing on produce, poultry and dairy and decreased commodity usage at Maggiano’s from efforts to reduce waste. These changes were partially offset by unfavorable commodity pricing and product mix related to beef and pork.

Restaurant labor, as a percent of company sales, increased to 32.5% for the second quarter from 32.4% in the prior year due to increased employee health insurance claims and increased overtime incurred to support the installation of new kitchen equipment, partially offset by sales leverage related to higher revenue and improved labor productivity from the installation of the equipment. Restaurant labor, as a percent of company sales, decreased to 32.7% for the year-to-date period of fiscal 2013 from 32.8% in the prior year. The year-to-date period was positively impacted by sales leverage and improved labor productivity, partially offset by increased overtime incurred to support the installation of new kitchen equipment.

Restaurant expenses, as a percent of company sales, remained flat at 24.2% for the second quarter of fiscal 2013 as compared to the prior year. For the year-to-date period, restaurant expenses, as a percent of company sales, decreased to 24.4% in the current year from 24.9% in the prior year. The decrease was primarily driven by lower repair and maintenance expenses, utilities expenses and credit card fees, as well as sales leverage on fixed costs related to higher revenue, partially offset by higher workers’ compensation insurance expenses.

Depreciation and amortization increased $1.8 million for the second quarter of fiscal 2013 and $3.3 million for the year-to-date period of fiscal 2013 compared to the same periods of the prior year primarily due to investments in existing restaurants and asset replacements, partially offset by an increase in fully depreciated assets.

General and administrative expenses remained flat for the second quarter of fiscal 2013 as compared to the prior year. General and administrative expenses increased $4.3 million for the year-to-date period of fiscal 2013 as compared to the prior year primarily due to an increase in stock-based and other compensation.

Other gains and charges in fiscal 2013 include charges of $0.7 million related to the impairment of long-lived assets held for use associated primarily with one underperforming restaurant. Additionally, we incurred $1.4 million in lease termination charges and $1.0 million related to long-lived asset impairments. The charges were primarily related to restaurants closed in prior years. We also recorded net year-to-date gains of $2.4 million primarily related to land sales.

Other gains and charges in fiscal 2012 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $2.4 million in lease termination charges associated with restaurants closed in prior periods and $0.4 million related to long-lived asset impairments resulting from closures. We also recorded $2.5 million in charges related to the pending settlement of a class action lawsuit, partially offset by gains of $1.3 million primarily related to land sales.

Interest expense increased to $7.1 million and $14.0 million for the second quarter and year-to-date period of fiscal 2013, respectively, compared to $6.5 million and $13.6 million for the same prior year periods resulting from higher borrowing balances.

INCOME TAXES

The effective income tax rate increased to 32.7% and 32.0% for the second quarter and year-to-date periods of fiscal 2013 compared to 29.0% and 29.3% in the prior year primarily due to increased earnings and the temporary expiration of employment tax credits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flow from Operating Activities

During the first six months of fiscal 2013, net cash flow provided by operating activities was $131.3 million compared to $114.2 million in the prior year. The increase was driven by an increase in earnings in the current year, partially offset by changes in working capital during the first six months of fiscal 2013.

The working capital deficit decreased to $168.8 million at December 26, 2012 from $206.9 million at June 27, 2012 primarily due to an increase in accounts receivable due to third party gift card sales during the holiday season and timing of operational payments, partially offset by the seasonal increase in the gift card liability and increased income taxes payable in the first six months of fiscal 2013.

Cash Flow from Investing Activities

	Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011
Net cash used in investing activities (in thousands):

Payments for property and equipment	$(69,752)	$(53,475)
Proceeds from sale of assets	5,335	4,279
Investment in equity method investee	0	(912)

	$(64,417)	$(50,108)

Net cash used in investing activities for the first six months of fiscal 2013 increased to approximately $64.4 million compared to $50.1 million in the prior year. Capital expenditures increased to $69.8 million for the first six months of fiscal 2013 compared to $53.5 million for the prior year driven primarily by investments in the ongoing Chili’s reimage program, new equipment related to our kitchen retrofit initiative and purchases of replacement restaurant furniture and equipment. We estimate that our capital expenditures during fiscal 2013 will be approximately $130 million to $140 million and will be funded entirely by cash from operations.

Cash Flow from Financing Activities

	Twenty-Six Week Periods Ended
	December 26, 2012	December 28, 2011
Net cash used in financing activities (in thousands):

Purchases of treasury stock	$(131,445)	$(125,638)
Borrowings on revolving credit facility	110,000	0
Payments of dividends	(27,677)	(25,073)
Proceeds from issuances of treasury stock	22,515	16,649
Payments on long-term debt	(13,190)	(5,625)
Excess tax benefits from stock based compensation	6,939	792
Proceeds from issuance of long-term debt	0	70,000
Other	0	(1,620)

	$(32,858)	$(70,515)

Net cash used in financing activities for the first six months of fiscal 2013 decreased to approximately $32.9 million compared to $70.5 million in the prior year primarily due to borrowing on the credit facility and increased proceeds from issuances of treasury stock related to stock option exercises, partially offset by increased repayments on long-term debt and spending on share repurchases.

In the first six months of fiscal 2013, $110 million was drawn from the revolver primarily to fund share repurchases, none of which was repaid by the end of the quarter. As of December 26, 2012, we had $100 million of credit available under the revolver.

The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 26, 2012 was approximately 0.21%. As of December 26, 2012, we were in compliance with all financial debt covenants.

As of December 26, 2012, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.

We repurchased approximately 1.5 million shares of our common stock for $45.1 million during the second quarter of fiscal 2013 and a total of 4.0 million shares for approximately $131.4 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 1.4 million shares for $45.3 million.

We paid dividends of $27.7 million to common stock shareholders in the first six months of fiscal 2013 compared to $25.1 million in dividends paid in same period of fiscal 2012. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012 and paid on September 27, 2012. Additionally, we declared a quarterly dividend of $14.4 million in November 2012, payable on December 27, 2012. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.

In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. As of December 26, 2012, approximately $534 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first six months of fiscal 2013, approximately 1.0 million stock options were exercised resulting in cash proceeds of $22.5 million. We received an excess tax benefit from stock-based compensation of $6.5 million during the first quarter primarily as a result of the normally scheduled distribution of restricted stock grants and increased stock option exercises.

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

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance was applicable to us beginning in fiscal 2013 and did not have a material impact on our consolidated financial statements.

In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The updated guidance was applicable to us beginning in fiscal 2013 and did not have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during our second quarter ended December 26, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2013 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 27, 2012 through October 31, 2012	301,476	$30.25	300,000	$570,356
November 1, 2012 through November 28, 2012	544,354	$31.07	544,300	$553,435
November 29, 2012 through December 26, 2012	640,000	$29.77	640,000	$534,370

	1,485,830	$30.34	1,484,300

(a)	These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2013, 1,530 shares were tendered by team members at an average price of $34.59.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Guy J. Constant, Executive Vice President, Chief Financial Officer and President of Global Business Development of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Guy J. Constant, Executive Vice President, Chief Financial Officer and President of Global Business Development of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BRINKER INTERNATIONAL, INC.

Date: February 4, 2013	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: February 4, 2013	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President, Chief Financial Officer and President of Global Business Development (Principal Financial Officer)