Form 10-Q
period 2013-03-27
BRINKER INTERNATIONAL INC
filed 2013-05-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2013
Commission File Number 1-10275
____________________________________________________________________
BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS	75240
(Address of principal executive offices)	(Zip Code)
(972) 980-9917
(Registrant’s telephone number, including area code)
____________________________________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock, $0.10 par value	70,547,209 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 27, 2013	June 27, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,692	$59,103
Accounts receivable	38,471	43,387
Inventories	24,548	25,360
Prepaid expenses and other	64,381	63,023
Income taxes receivable	0	1,055
Deferred income taxes	1,805	2,918
Total current assets	214,897	194,846
Property and Equipment, at Cost:
Land	149,310	152,382
Buildings and leasehold improvements	1,421,291	1,399,905
Furniture and equipment	574,132	556,304
Construction-in-progress	12,996	11,211
	2,157,729	2,119,802
Less accumulated depreciation and amortization	(1,127,808)	(1,076,238)
Net property and equipment	1,029,921	1,043,564
Other Assets:
Goodwill	125,604	125,604
Deferred income taxes	27,029	20,231
Other	48,411	51,827
Total other assets	201,044	197,662
Total assets	$1,445,862	$1,436,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,528	$27,334
Accounts payable	83,135	100,531
Accrued liabilities	273,636	273,884
Income taxes payable	6,336	0
Total current liabilities	390,635	401,749
Long-term debt, less current installments	677,309	587,890
Other liabilities	132,709	136,560
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 70,586,927 shares outstanding at March 27, 2013, and 176,246,649 shares issued and 74,342,115 shares outstanding at June 27, 2012	17,625	17,625
Additional paid-in capital	472,890	466,781
Retained earnings	2,185,130	2,112,858
	2,675,645	2,597,264
Less treasury stock, at cost (105,659,722 shares at March 27, 2013 and 101,904,534 shares at June 27, 2012)	(2,430,436)	(2,287,391)
Total shareholders’ equity	245,209	309,873
Total liabilities and shareholders’ equity	$1,445,862	$1,436,072

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012	March 27, 2013	March 28, 2012
Revenues:
Company sales	$724,693	$728,868	$2,057,490	$2,038,333
Franchise and other revenues	18,066	13,177	58,540	54,018
Total revenues	742,759	742,045	2,116,030	2,092,351
Operating Costs and Expenses:
Company restaurants
Cost of sales	198,316	205,155	567,602	571,962
Restaurant labor	231,822	233,806	667,865	664,068
Restaurant expenses	164,537	164,230	489,781	489,872
Company restaurant expenses	594,675	603,191	1,725,248	1,725,902
Depreciation and amortization	33,222	30,929	98,830	93,265
General and administrative	33,986	40,006	102,289	104,040
Other gains and charges	1,550	(104)	2,227	5,614
Total operating costs and expenses	663,433	674,022	1,928,594	1,928,821
Operating income	79,326	68,023	187,436	163,530
Interest expense	7,085	6,530	21,040	20,087
Other, net	(573)	(1,072)	(2,096)	(3,018)
Income before provision for income taxes	72,814	62,565	168,492	146,461
Provision for income taxes	20,863	17,632	51,500	42,233
Net income	$51,951	$44,933	$116,992	$104,228

Basic net income per share	$0.73	$0.58	$1.61	$1.31

Diluted net income per share	$0.71	$0.56	$1.56	$1.28

Basic weighted average shares outstanding	71,067	77,582	72,511	79,722

Diluted weighted average shares outstanding	73,341	79,735	74,873	81,658

Dividends per share	$0.20	$0.16	$0.60	$0.48

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012
Cash Flows from Operating Activities:
Net income	$116,992	$104,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,830	93,265
Stock-based compensation	12,909	10,393
Deferred income taxes	(9,867)	14,017
Restructure charges and other impairments	3,792	5,042
Net loss on disposal of assets	1,115	1,541
Loss on equity investments	752	1,154
Other	205	703
Changes in assets and liabilities:
Accounts receivable	5,543	4,149
Inventories	760	(1,381)
Prepaid expenses and other	1,586	3,389
Other assets	(2,367)	1,025
Accounts payable	(15,644)	5,806
Accrued liabilities	(4,617)	(4,693)
Current income taxes	12,893	(2,481)
Other liabilities	(246)	(2,347)
Net cash provided by operating activities	222,636	233,810
Cash Flows from Investing Activities:
Payments for property and equipment	(98,690)	(85,177)
Proceeds from sale of assets	6,535	4,344
Investment in equity method investee	0	(1,083)
Net cash used in investing activities	(92,155)	(81,916)
Cash Flows from Financing Activities:
Purchases of treasury stock	(191,799)	(208,347)
Borrowings on revolving credit facility	110,000	0
Payments of dividends	(42,161)	(37,850)
Proceeds from issuances of treasury stock	32,042	27,946
Payments on long-term debt	(19,785)	(12,187)
Excess tax benefits from stock-based compensation	7,811	924
Proceeds from issuances of long-term debt	0	70,000
Payments for deferred financing costs	0	(1,620)
Net cash used in financing activities	(103,892)	(161,134)
Net change in cash and cash equivalents	26,589	(9,240)
Cash and cash equivalents at beginning of period	59,103	81,988
Cash and cash equivalents at end of period	$85,692	$72,748

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of March 27, 2013 and June 27, 2012 and for the thirteen week and thirty-nine week periods ended March 27, 2013 and March 28, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 27, 2013, we owned, operated or franchised 1,588 restaurants in the United States and 32 countries and two territories outside of the United States.
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
2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 470,000 stock options and restricted share awards outstanding at March 27, 2013 and 628,000 stock options and restricted share awards outstanding at March 28, 2012 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 27, 2013	June 27, 2012
Term loan	$218,750	$237,500
5.75% notes	289,823	289,709
Revolving credit facility	150,000	40,000
Capital lease obligations	46,264	48,015
	704,837	615,224
Less current installments	(27,528)	(27,334)
	$677,309	$587,890
During the first three quarters of fiscal 2013, an additional $110 million was drawn on the revolver primarily to fund share repurchases. As of March 27, 2013, $100 million of credit was available under the revolver.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 27, 2013 was approximately 0.20%.
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
The following table presents fair values for those assets measured at fair value on a non-recurring basis at March 27, 2013 and March 28, 2012 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At March 27, 2013	$0	$0	$140	$140
At March 28, 2012	$0	$0	$369	$369

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts. The fair value of the revolving credit facility borrowing approximates carrying value as the interest rates are adjusted based on LIBOR and the company’s credit rating. The fair value of the 5.75% notes is based on quoted market prices. At March 27, 2013, the 5.75% notes had a carrying value of $289.8 million and a fair value of $305.0 million. At June 27, 2012, the 5.75% notes had a carrying value of $289.7 million and a fair value of $310.2 million.
5. OTHER GAINS AND CHARGES
Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012	March 27, 2013	March 28, 2012
Restaurant impairment charges	$0	$0	$661	$1,098
Restaurant closure charges	305	1,032	2,887	4,154
Severance and other benefits	1,269	0	1,269	100
Gains on the sale of assets, net	(81)	(25)	(2,430)	(1,365)
Other	57	(1,111)	(160)	1,627
	$1,550	$(104)	$2,227	$5,614
We recorded impairment charges of $0.7 million and $1.1 million in fiscal 2013 and 2012, respectively. The impairment charges, which were associated with underperforming restaurants that continue to operate, were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 4 for fair value disclosures related to these charges.
During the first three quarters of fiscal 2013, we recorded $2.9 million in restaurant closure charges, consisting primarily of $1.7 million in lease termination charges and $1.0 million related to long-lived asset impairments. The charges were primarily related to restaurants closed in prior years.
Additionally, we recorded $1.3 million in severance and other benefits resulting from organizational changes made during the third quarter of fiscal 2013. The severance charges include expense related to the accelerated vesting of stock-based compensation awards. We also recorded year-to-date net gains of $2.4 million primarily related to land sales.
During the first three quarters of fiscal 2012, we recorded $4.2 million in restaurant closure charges, consisting primarily of $3.2 million in lease termination charges associated with restaurants closed in prior years and $0.4 million related to long-lived asset impairments resulting from closures.
Additionally, we recorded $1.3 million in net charges related to legal matters in the first three quarters of fiscal 2012. These net charges included gains of approximately $1.1 million recorded in the third quarter related to the resolution of issues reserved for in prior years and charges of approximately $2.4 million recorded in the second quarter related to the pending settlement of a class action lawsuit. We also recorded net year-to-date gains of $1.4 million related to the sale of land.

6. SHAREHOLDERS’ EQUITY
In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. We repurchased approximately 5.8 million shares of our common stock for $191.8 million during the first three quarters of fiscal 2013. As of March 27, 2013, approximately $474.1 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowing and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity. During the first three quarters of fiscal 2013, we granted approximately 276,000 stock options with an exercise price of $34.28 and a fair value of $13.42, and approximately 535,000 restricted share awards with a weighted average fair value of $35.40. Additionally, during the first three quarters of fiscal 2013, approximately 1.5 million stock options were exercised resulting in cash proceeds of $32.0 million.
During the first three quarters of fiscal 2013, we paid dividends of $42.2 million to common stock shareholders, compared to $37.9 million in the prior year. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012. Additionally, we declared a quarterly dividend of $14.2 million in February 2013, payable on March 28, 2013.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest for the first three quarters of fiscal 2013 and 2012 are as follows (in thousands):

	March 27, 2013	March 28, 2012
Income taxes, net of refunds	$38,799	$27,264
Interest, net of amounts capitalized	15,909	14,073

Non-cash investing activities for the first three quarters of fiscal 2013 and 2012 are as follows (in thousands):

	March 27, 2013	March 28, 2012
Retirement of fully depreciated assets	$43,262	$68,184

8. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 27, 2013 and June 27, 2012, we have outstanding lease guarantees or are secondarily liable for $136.8 million and $142.6 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2013 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 27, 2013.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012	March 27, 2013	March 28, 2012
Revenues:
Company sales	97.6%	98.2%	97.2%	97.4%
Franchise and other revenues	2.4%	1.8%	2.8%	2.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs and Expenses:
Company restaurants
Cost of sales (1)	27.4%	28.1%	27.6%	28.1%
Restaurant labor (1)	32.0%	32.1%	32.5%	32.6%
Restaurant expenses (1)	22.7%	22.6%	23.8%	24.0%
Company restaurant expenses (1)	82.1%	82.8%	83.9%	84.7%
Depreciation and amortization	4.5%	4.2%	4.7%	4.5%
General and administrative	4.6%	5.4%	4.8%	5.0%
Other gains and charges	0.2%	0.0%	0.1%	0.3%
Total operating costs and expenses	89.3%	90.8%	91.1%	92.2%
Operating income	10.7%	9.2%	8.9%	7.8%
Interest expense	1.0%	0.9%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Income before provision for income taxes	9.8%	8.4%	8.0%	7.0%
Provision for income taxes	2.8%	2.3%	2.5%	2.0%
Net income	7.0%	6.1%	5.5%	5.0%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the third quarter, year-to-date, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2013:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013
Chili’s:
Company-owned	0	0	2	0	821	820	0
Domestic Franchised	0	0	2	1	447	462	2
Total	0	0	4	1	1,268	1,282	2
Maggiano’s:	0	0	0	0	44	44	0
International: (a)
Company-owned	0	0	0	0	0	0	0
Franchised	6	6	25	17	276	248	30-35
Total	6	6	25	17	276	248	30-35
Grand Total	6	6	29	18	1,588	1,574	32-37

(a)	At the end of the third quarter of fiscal 2013, international franchised restaurants included 276 Chili’s restaurants.
At March 27, 2013, we owned the land and buildings for 189 of the 865 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.4 million and $119.2 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 27, 2013 and March 28, 2012, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment, consumer confidence and spending levels were somewhat neutral this quarter; however, soft industry sales in the quarter suggests that consumers remain cautious. This economic environment has continued to challenge the industry; however, we believe that our strategies and initiatives will provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
Our current initiatives are designed to drive profitable sales growth and improve the guest experience in our restaurants. We are investing in new kitchen equipment, operations software and remodel initiatives as the core pieces of our current strategy. We have now completed the installation of new kitchen equipment in both our company-owned Chili’s restaurants and our domestic franchise restaurants. We anticipate that the upgraded equipment will consistently provide a high quality product at a faster pace, enhancing both profitability and guest satisfaction. Based on our robust testing process, we believe the usability and efficiency of the equipment results in significant labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe results in increased sales and guest traffic.
All company-owned Chili’s restaurants are now operating with an integrated point of sale and back office software system that was designed to enhance the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants will result in improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have more timely visibility into operating performance and trends which will enhance decision making and improve profitability. We expect to begin the system installation in Maggiano’s restaurants by the end of the calendar year.
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
We continually evaluate our menu at Chili’s to improve quality, freshness and value by introducing new items and improving existing favorites. Chili's has introduced several pizza choices to the menu this quarter and recently added lighter entree selections like Mango Chile Chicken and Mango Chile Tilapia. The dessert and appetizer sections of the menu have also recently been enhanced with a new freshly baked skillet cookie and soft pretzel bread sticks. Our two for twenty dollars and lunch combo offerings have been refreshed with new menu items including pizzas and Southwestern Mac ‘n’ Cheese with Grilled Chicken. Our new steak selection introduced last year also continues to have a high guest preference and has been enhanced with steak topper add-ons. An emphasis on new products, training and our reimaged bar also resulted in improved bar sales over last year. We believe these changes as well as our ability to develop new and innovative items will further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.
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
Revenues for the third quarter of fiscal 2013 increased to $742.8 million, a 0.1% increase from the $742.0 million generated for the same quarter of fiscal 2012. Revenues for the thirty-nine week period ended March 27, 2013 were $2,116.0 million, a 1.1% increase from the $2,092.4 million generated for the same period in fiscal 2012. The increase in revenue for the third quarter was primarily attributable to a $5.2 million reduction in revenues in the prior year resulting from a change in the estimate of gift card breakage. Excluding the gift card breakage adjustment, revenues for the third quarter of fiscal 2013 decreased 0.6 percent primarily due to traffic declines. The increase in revenue for the first nine months was due to increases in menu pricing and favorable mix shifts. Comparable restaurant sales are as follows:

	Thirteen Week Periods Ended March 27, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(0.9)%	1.5%	0.5%	(2.9)%	0.2%
Chili’s	(1.1)%	1.5%	0.6%	(3.2)%	0.2%
Maggiano’s	0.4%	1.6%	(0.2)%	(1.0)%	0.0%
Franchise (1)	1.3%
Domestic	(0.3)%
International	5.1%
System-wide (2)	(0.2)%

	Thirteen Week Periods Ended March 28, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	4.5%	2.0%	0.8%	1.7%	(0.6)%
Chili’s	4.6%	1.9%	0.9%	1.8%	(0.6)%
Maggiano’s	3.9%	2.2%	0.2%	1.5%	0.0%
Franchise (1)	3.5%
Domestic	3.8%
International	2.6%
System-wide (2)	4.2%

	Thirty-Nine Week Periods Ended March 27, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.8%	1.6%	1.0%	(1.8)%	0.0%
Chili’s	0.8%	1.5%	1.0%	(1.7)%	0.0%
Maggiano’s	0.6%	2.3%	0.3%	(2.0)%	0.0%
Franchise (1)	2.4%
Domestic	2.1%
International	3.2%
System-wide (2)	1.4%

	Thirty-Nine Week Periods Ended March 28, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.8%	1.5%	(0.4)%	1.7%	(0.5)%
Chili’s	2.7%	1.4%	(0.5)%	1.8%	(0.5)%
Maggiano’s	3.4%	2.0%	0.0%	1.4%	0.0%
Franchise (1)	2.9%
Domestic	2.0%
International	5.4%
System-wide (2)	2.8%

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
Chili’s revenues decreased 0.7% to $632.6 million in the third quarter of fiscal 2013 from $637.0 million in the prior year. The decrease was primarily driven by traffic declines. For the year-to-date period, Chili’s revenues increased 1.0% to $1,777.2 million from $1,759.6 million in fiscal 2012. The increase was primarily driven by increased menu pricing and favorable mix shift, partially offset by traffic declines.
Maggiano’s revenues increased 0.2% to $92.1 million in the third quarter of fiscal 2013 from $91.9 million in the same quarter of fiscal 2012. For the year-to-date period, Maggiano’s revenues increased 0.6% to $280.3 million from $278.7 million in fiscal 2012. The increases were primarily driven by increased menu pricing, partially offset by traffic declines.
Franchise and other revenues increased 38.2% to $18.1 million in the third quarter of fiscal 2013 compared to $13.1 million in the prior year. For the year-to-date period, franchise and other revenues increased 8.1% to $58.5 million compared to $54.1 million in fiscal 2012. The increases were driven primarily by a $5.2 million reduction in revenues in the prior year resulting from a change in the estimate of gift card breakage. Additionally, royalty revenues increased related to the net addition of 13 franchised restaurants since the third quarter of fiscal 2012. Our franchisees generated approximately $424 million and $1,228 million in sales for the third quarter and year-to-date period of fiscal 2013.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 27.4% for the third quarter and 27.6% for the year-to-date period of fiscal 2013 from 28.1% for the respective prior year periods. Cost of sales was favorably impacted in the current year by increased menu pricing and favorable commodity pricing on produce. These changes were partially offset by unfavorable commodity pricing related to beef and pork.
Restaurant labor, as a percent of company sales, decreased to 32.0% for the third quarter from 32.1% in the prior year. Restaurant labor, as a percent of company sales, decreased to 32.5% for the year-to-date period of fiscal 2013 from 32.6% in the prior year. The quarter and year-to-date periods were positively impacted by improved labor productivity related to the installation of new kitchen equipment and lower manager bonuses, partially offset by increased employee health insurance claims and increased overtime incurred to support the installation of the equipment.

Restaurant expenses, as a percent of company sales, increased to 22.7% for the third quarter of fiscal 2013 from 22.6% as compared to the prior year due to higher workers' compensation insurance expenses. For the year-to-date period, restaurant expenses, as a percent of company sales, decreased to 23.8% in the current year from 24.0% in the prior year. The decrease was primarily driven by lower utilities expenses, repair and maintenance expenses and credit card fees, partially offset by higher workers’ compensation insurance expenses.
Depreciation and amortization increased $2.3 million for the third quarter of fiscal 2013 and $5.6 million for the year-to-date period of fiscal 2013 compared to the same periods of the prior year primarily due to investments in existing restaurants and asset replacements, partially offset by an increase in fully depreciated assets.
General and administrative expenses decreased $6.0 million for the third quarter of fiscal 2013 and $1.8 million for the year-to-date period of fiscal 2013 as compared to the same periods in the prior year primarily due to lower performance-based compensation. Higher stock-based and other compensation in the first six months of fiscal 2013 partially offset this decrease.
Other gains and charges in fiscal 2013 include charges of $0.7 million related to the impairment of long-lived assets held for use associated primarily with one underperforming restaurant. Additionally, we incurred $1.7 million in lease termination charges and $1.0 million related to long-lived asset impairments. The charges were primarily related to restaurants closed in prior years. Additionally, we recorded severance charges of $1.3 million related to organizational changes made in the third quarter, partially offset by net year-to-date gains of $2.4 million primarily related to land sales.
Other gains and charges in fiscal 2012 include charges of $1.1 million related to the impairment of long-lived assets held for use associated with underperforming restaurants. Additionally, we incurred $3.2 million in lease termination charges associated with restaurants closed in prior periods and $0.4 million related to long-lived asset impairments resulting from closures. We also recorded $1.3 million in net charges related to legal matters, partially offset by gains of $1.4 million primarily related to land sales.
Interest expense increased to $7.1 million and $21.0 million for the third quarter and year-to-date period of fiscal 2013, respectively, compared to $6.5 million and $20.1 million for the same prior year periods resulting from higher borrowing balances.
INCOME TAXES
The effective income tax rate increased to 28.7% and 30.6% for the third quarter and year-to-date periods of fiscal 2013 compared to 28.2% and 28.8% in the prior year primarily due to increased earnings and the tax benefit resulting from higher net charges related to special items in the prior year, partially offset by a credit related to the prior year.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first nine months of fiscal 2013, net cash flow provided by operating activities was $222.6 million compared to $233.8 million in the prior year. The decrease was driven by changes in working capital during the first nine months of fiscal 2013, partially offset by an increase in earnings in the current year.
The working capital deficit decreased to $175.7 million at March 27, 2013 from $206.9 million at June 27, 2012 primarily due to the timing of operational payments, partially offset by increased income taxes payable in the first nine months of fiscal 2013.
Cash Flow from Investing Activities

	Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(98,690)	$(85,177)
Proceeds from sale of assets	6,535	4,344
Investment in equity method investee	0	(1,083)
	$(92,155)	$(81,916)

Net cash used in investing activities for the first nine months of fiscal 2013 increased to approximately $92.2 million compared to $81.9 million in the prior year. Capital expenditures increased to $98.7 million for the first nine months of fiscal 2013 compared to $85.2 million for the prior year driven primarily by investments in the ongoing Chili’s reimage program, purchases of replacement restaurant furniture and equipment and new equipment related to our kitchen retrofit initiative. We estimate that our capital expenditures during fiscal 2013 will be approximately $130 million to $140 million and will be funded entirely by cash from operations.
Cash Flow from Financing Activities

	Thirty-Nine Week Periods Ended
	March 27, 2013	March 28, 2012
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(191,799)	$(208,347)
Borrowings on revolving credit facility	110,000	0
Payments of dividends	(42,161)	(37,850)
Proceeds from issuances of treasury stock	32,042	27,946
Payments on long-term debt	(19,785)	(12,187)
Excess tax benefits from stock based compensation	7,811	924
Proceeds from issuance of long-term debt	0	70,000
Other	0	(1,620)
	$(103,892)	$(161,134)
Net cash used in financing activities for the first nine months of fiscal 2013 decreased to approximately $103.9 million compared to $161.1 million in the prior year primarily due to borrowing on the credit facility, decreased spending on share repurchases and increased proceeds from issuances of treasury stock related to stock option exercises, partially offset by increased repayments on long-term debt.
In the first nine months of fiscal 2013, $110 million was drawn from the revolver primarily to fund share repurchases, none of which was repaid by the end of the quarter. As of March 27, 2013, we had $100 million of credit available under the revolver.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 27, 2013 was approximately 0.20%. As of March 27, 2013, we were in compliance with all financial debt covenants.
As of March 27, 2013, our credit rating by Standard and Poor’s (“S&P”) was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and ultimately regain our investment grade rating from Moody’s.
We repurchased approximately 1.8 million shares of our common stock for $60.4 million during the third quarter of fiscal 2013 and a total of 5.8 million shares for approximately $191.8 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 420,000 shares for $16 million.
We paid dividends of $42.2 million to common stock shareholders in the first nine months of fiscal 2013 compared to $37.9 million in dividends paid in same period of fiscal 2012. Our Board of Directors approved a 25 percent increase in the quarterly dividend from $0.16 to $0.20 per share effective with the dividend declared in August 2012. Additionally, we declared a quarterly dividend of $14.2 million in February 2013, payable on March 28, 2013. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2012, our Board of Directors authorized a $500.0 million increase to our existing share repurchase program. As of March 27, 2013, approximately $474.1 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.

During the first nine months of fiscal 2013, approximately 1.5 million stock options were exercised resulting in cash proceeds of $32.0 million. We received an excess tax benefit from stock-based compensation of $7.8 million during the first three quarters primarily as a result of the normally scheduled distribution of restricted stock grants and increased stock option exercises.
Subsequent to the end of the quarter, we sold our 16.6% ownership interest in Romano's Macaroni Grill for approximately $8.3 million in cash proceeds. We sold Romano's Macaroni Grill to Mac Acquisition LLC, an affiliate of Golden Gate Capital, in fiscal 2009 and retained a minority ownership interest. This amount will be recorded as a gain in the other gains and charges caption of our consolidated statement of income in the fourth quarter.
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
There were no changes in our internal control over financial reporting during our third quarter ended March 27, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand that may taint public perception of the brand.

•	Litigation could have a material adverse impact on our business and our financial performance.

•	Dependence on information technology and any material failure of that technology or our ability to execute a comprehensive business continuity plan.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	Continuing disruptions in the global financial markets on the availability and cost of credit and consumer spending patterns.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2013 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 27, 2012 through January 30, 2013	1,236,532	$32.90	1,235,000	$493,718
January 31, 2013 through February 27, 2013	108,896	$33.80	107,300	$490,087
February 28, 2013 through March 27, 2013	446,915	$35.71	446,252	$474,140
	1,792,343	$33.65	1,788,552

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2013, 3,791 shares were tendered by team members at an average price of $32.62.

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

BRINKER INTERNATIONAL, INC.

Date: May 3, 2013	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: May 3, 2013	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President, Chief Financial Officer and President of Global Business Development (Principal Financial Officer)