Form 10-Q
period 2013-09-25
BRINKER INTERNATIONAL INC
filed 2013-11-04
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 25, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, $0.10 par value	67,025,044 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 25, 2013	June 26, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,604	$59,367
Accounts receivable	29,518	37,842
Inventories	24,097	24,628
Prepaid expenses and other	71,384	71,824
Income taxes receivable	9,072	4,930
Total current assets	189,675	198,591
Property and Equipment, at Cost:
Land	148,895	147,581
Buildings and leasehold improvements	1,447,509	1,435,426
Furniture and equipment	585,184	580,115
Construction-in-progress	14,292	20,588
	2,195,880	2,183,710
Less accumulated depreciation and amortization	(1,167,801)	(1,147,895)
Net property and equipment	1,028,079	1,035,815
Other Assets:
Goodwill	133,260	142,103
Deferred income taxes	21,139	24,064
Other	61,029	52,030
Total other assets	215,428	218,197
Total assets	$1,433,182	$1,452,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,566	$27,596
Accounts payable	85,617	93,326
Accrued liabilities	250,472	268,444
Deferred income taxes	3,237	845
Total current liabilities	366,892	390,211
Long-term debt, less current installments	813,268	780,121
Other liabilities	133,032	132,914
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 66,944,050 shares outstanding at September 25, 2013, and 176,246,649 shares issued and 67,444,099 shares outstanding at June 26, 2013	17,625	17,625
Additional paid-in capital	469,156	477,420
Retained earnings	2,230,505	2,217,623
	2,717,286	2,712,668
Less treasury stock, at cost (109,302,599 shares at September 25, 2013 and 108,802,550 shares at June 26, 2013)	(2,597,296)	(2,563,311)
Total shareholders’ equity	119,990	149,357
Total liabilities and shareholders’ equity	$1,433,182	$1,452,603

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Period Ended
	September 25, 2013	September 26, 2012
Revenues:
Company sales	$664,502	$663,668
Franchise and other revenues	19,422	19,839
Total revenues	683,924	683,507
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	180,658	184,695
Restaurant labor	218,716	218,866
Restaurant expenses	166,954	163,053
Company restaurant expenses	566,328	566,614
Depreciation and amortization	33,156	32,629
General and administrative	34,421	37,273
Other gains and charges	1,006	447
Total operating costs and expenses	634,911	636,963
Operating income	49,013	46,544
Interest expense	7,013	6,889
Other, net	(582)	(797)
Income before provision for income taxes	42,582	40,452
Provision for income taxes	13,370	12,588
Net income	$29,212	$27,864

Basic net income per share	$0.44	$0.38

Diluted net income per share	$0.42	$0.36

Basic weighted average shares outstanding	66,693	73,903

Diluted weighted average shares outstanding	68,802	76,558

Dividends per share	$0.24	$0.20

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Week Period Ended
	September 25, 2013	September 26, 2012
Cash Flows from Operating Activities:
Net income	$29,212	$27,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,156	32,629
Stock-based compensation	5,000	6,521
Deferred income taxes	1,862	3,404
Restructure charges and other impairments	640	447
Net loss on disposal of assets	1,199	945
(Gain) loss on equity investments	(122)	648
Other	165	68
Changes in assets and liabilities:
Accounts receivable	8,429	8,697
Inventories	531	(256)
Prepaid expenses and other	1,404	2,672
Other assets	(727)	(997)
Accounts payable	(4,469)	(20,666)
Accrued liabilities	(20,213)	(29,891)
Current income taxes	(1,494)	546
Other liabilities	843	309
Net cash provided by operating activities	55,416	32,940
Cash Flows from Investing Activities:
Payments for property and equipment	(29,844)	(37,001)
Proceeds from sale of assets	0	649
Net cash used in investing activities	(29,844)	(36,352)
Cash Flows from Financing Activities:
Purchases of treasury stock	(66,301)	(86,331)
Borrowings on revolving credit facility	60,000	90,000
Payments on revolving credit facility	(20,000)	0
Payments of dividends	(15,281)	(12,803)
Excess tax benefits from stock-based compensation	13,924	6,493
Payments on long-term debt	(6,630)	(6,595)
Proceeds from issuances of treasury stock	4,953	17,855
Net cash (used in) provided by financing activities	(29,335)	8,619
Net change in cash and cash equivalents	(3,763)	5,207
Cash and cash equivalents at beginning of period	59,367	59,103
Cash and cash equivalents at end of period	$55,604	$64,310

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of September 25, 2013 and June 26, 2013 and for the thirteen week periods ended September 25, 2013 and September 26, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 25, 2013, we owned, operated or franchised 1,596 restaurants in the United States and 31 countries and two territories outside of the United States.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 26, 2013 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2.	ACQUISITION OF CHILI'S RESTAURANTS

On June 1, 2013, we completed the acquisition of 11 Chili's restaurants in Alberta, Canada from an existing franchisee for $24.6 million in cash. The results of operations of the Canadian restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of the Canadian restaurants were recorded at their respective fair values as of the date of acquisition. During the first quarter of fiscal 2014, we completed the valuation of the reacquired franchise rights and recorded the asset at an estimated fair value of $8.9 million in other assets on the consolidated balance sheet, with a corresponding decrease to goodwill.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. We expect the majority of the goodwill balance to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities. We do not expect any further material adjustments to the purchase price allocation. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the Canadian restaurants on our consolidated financial statements.
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 333,000 stock options and restricted share awards outstanding at September 25, 2013 and 724,000 stock options and restricted share awards outstanding at September 26, 2012 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 25, 2013	June 26, 2013
3.88% notes	$299,714	$299,707
2.60% notes	249,838	249,829
Term loan	206,250	212,500
Revolving credit facility	40,000	0
Capital lease obligations	45,032	45,681
	840,834	807,717
Less current installments	(27,566)	(27,596)
	$813,268	$780,121
During the first quarter of fiscal 2014, $60 million was drawn on the revolver primarily to fund share repurchases. We repaid $20 million of the outstanding balance leaving $210 million of credit available under the revolver as of September 25, 2013.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 25, 2013 was approximately 0.18%. Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.
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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amount of property and equipment and liquor licenses in the second and fourth quarters or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2014 and fiscal 2013.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts while the fair value of the 2.60% notes and 3.88% notes is based on quoted market prices. At September 25, 2013, the 2.60% notes had a carrying value of $249.8 million and a fair value of $248.5 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $281.6 million. At June 26, 2013, the 2.60% notes had a carrying value of $249.8 million and a fair value of $244.2 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $279.5 million. The carrying amount of debt outstanding pursuant to the term loan and revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates.
6. SHAREHOLDERS’ EQUITY
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. We repurchased approximately 1.6 million shares of our common stock for $66.3 million during the first quarter of fiscal 2014.

As of September 25, 2013, approximately $479.4 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowing and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first quarter of fiscal 2014, we granted approximately 175,000 stock options with a weighted average exercise price of $40.85 and a weighted average fair value of $15.65, and approximately 414,000 restricted share awards with a weighted average fair value of $39.12. Additionally, during the first quarter of fiscal 2014, approximately 219,000 stock options were exercised resulting in cash proceeds of $5.0 million. We received an excess tax benefit from stock-based compensation of $14.0 million during the first quarter primarily as a result of the normally scheduled distribution of restricted stock grants and performance shares.
During the first quarter of fiscal 2014, we paid dividends of $15.3 million to common stock shareholders, compared to $12.8 million in the prior year. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013 of $16.0 million paid on September 26, 2013.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash (refunded) paid for income taxes and paid for interest in the first quarter of fiscal 2014 and 2013 are as follows (in thousands):

	September 25, 2013	September 26, 2012
Income taxes, net of refunds	$(1,729)	$1,215
Interest, net of amounts capitalized	1,808	2,393

Non-cash investing activities for the first quarter of fiscal 2014 and 2013 are as follows (in thousands):

	September 25, 2013	September 26, 2012
Retirement of fully depreciated assets	$9,514	$11,508

8. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 25, 2013 and June 26, 2013, we have outstanding lease guarantees or are secondarily liable for $127.0 million and $132.6 million, respectively. This amount represents the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2014 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 25, 2013.

In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. On April 12, 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants. On September 26, 2013, the trial court granted plaintiffs’ motion to certify a meal period subclass and denied our motion to decertify the rest period subclass. We intend to continue our vigorous defense of this lawsuit. Given the trial court’s recent ruling, Management believes it is reasonably possible that a loss has been incurred but the amount cannot be reasonably estimated at this time given there are significant issues to be resolved that will have a material impact on the potential range of loss.

We are engaged in various other legal proceedings and have certain unresolved claims pending. Reserves have been established based on our best estimates of our potential liability in certain of these matters. Management is of the opinion that, apart from the discussion above, there are no matters pending or threatened which are likely to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations. However, Management understands that evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income:

	Thirteen Week Period Ended
	September 25, 2013	September 26, 2012
Revenues:
Company sales	97.2%	97.1%
Franchise and other revenues	2.8%	2.9%
Total revenues	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	27.2%	27.8%
Restaurant labor (1)	32.9%	33.0%
Restaurant expenses (1)	25.1%	24.6%
Company restaurant expenses (1)	85.2%	85.4%
Depreciation and amortization	4.8%	4.8%
General and administrative	5.0%	5.5%
Other gains and charges	0.1%	0.1%
Total operating costs and expenses	92.8%	93.2%
Operating income	7.2%	6.8%
Interest expense	1.1%	1.0%
Other, net	(0.1)%	(0.1)%
Income before provision for income taxes	6.2%	5.9%
Provision for income taxes	1.9%	1.8%
Net income	4.3%	4.1%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2014:

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014
Company-owned restaurants:
Chili's domestic	3	0	824	821	6-8
Chili's international	0	0	11	0	2-4
Maggiano's	0	0	44	44	1-2
Total company-owned	3	0	879	865	9-14
Franchise restaurants:
Chili's domestic	1	0	443	453	4-5
Chili's international	5	7	274	267	32-35
Total franchise	6	7	717	720	36-40
Total restaurants:
Chili's domestic	4	0	1,267	1,274	10-13
Chili's international	5	7	285	267	34-39
Maggiano's	0	0	44	44	1-2
Grand total	9	7	1,596	1,585	45-54
At September 25, 2013, we owned the land and buildings for 189 of the 879 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled $141.5 million and $119.1 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 25, 2013 and September 26, 2012, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the customer experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment and spending levels continued to improve slightly this year; however, the casual dining industry experienced soft sales and traffic and consumer confidence remains volatile. It appears that consumers have shifted spending to housing and large ticket items in part due to historically low interest rates. Slow economic growth has challenged our industry for several years and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
Our current initiatives are designed to drive profitable sales growth and improve the customer experience in our restaurants. We are investing in new kitchen equipment, operations software and remodel initiatives as the core pieces of our strategy. We have completed the installation of new kitchen equipment in our company-owned Chili's restaurants and we are now expanding the project to include additional equipment. We anticipate that the upgraded equipment will consistently provide a high quality product at a faster pace, enhancing both profitability and customer satisfaction. Based on our robust testing process, we believe the usability and efficiency of the equipment results in significant labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe results in increased sales and customer traffic.
All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to enhance the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants will result in improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have more timely visibility into operating performance and trends which will enhance decision making and improve profitability.
We have remodeled a significant number of our company-owned Chili's restaurants and plan to continue the initiative at a brisk pace. The remodel design is intended to revitalize Chili's in a way which enhances the relevance of the brand and raises customer expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili's brand heritage. We believe that these updates will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales. In addition to our remodel initiative, we intend to grow our brands by opening restaurants in strategically desirable markets. We anticipate opening approximately nine to fourteen restaurants this year.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. The upgraded kitchen equipment at Chili's has allowed for the development of successful new menu items this quarter, including the Bacon Avocado Chicken sandwich, which has quickly become the best-selling sandwich on our menu. Other recent menu innovations, including pizza and flatbread continue to perform well. Our two for twenty dollars and lunch combo offerings continue to drive traffic and provide our customers an excellent value. We will continually seek opportunities to reinforce value and create interest with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and improvements in costs of sales margins. Maggiano's offers a compelling menu and great value with On the House Classic Pasta and Marco's Meal. Menu innovations this quarter include the Stuffed Pasta entrees. Kitchen efficiency and inventory controls continue to enhance profitability and strengthen the business model.
Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through acquisitions, franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We completed the acquisition of 11 Chili's restaurants in Alberta, Canada last fiscal year and are excited about the potential growth for the Chili's brand in Canada. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.
The casual dining industry is a competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and strengthen our competitive position. The effective execution of our financial strategies, including repurchasing shares of our common stock, payment of quarterly dividends, disciplined use of capital and efficient management of operating expenses, will further enhance our profitability and return value to our shareholders. We remain confident in the financial health of our company, the long-term prospects of the industry, as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.
REVENUES
Total revenues for the first quarter of fiscal 2014 increased to $683.9 million, a 0.1% increase from the $683.5 million generated for the same quarter of fiscal 2013 driven by a 0.1% increase in company sales primarily attributable to an increase in capacity, partially offset by a decrease in comparable restaurant sales as follows:

	Thirteen Week Period Ended September 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(1.3)%	0.9%	1.1%	(3.3)%	1.5%
Chili’s (1)	(1.6)%	0.9%	0.9%	(3.4)%	1.6%
Maggiano’s	0.6%	0.6%	2.1%	(2.1)%	0.0%
Franchise (2)	(1.0)%
U.S.	(2.6)%
International	2.7%
Domestic (3)	(1.9)%
System-wide (4)	(1.2)%

	Thirteen Week Period Ended September 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.6%	1.6%	0.9%	0.1%	(0.3)%
Chili’s (1)	2.8%	1.4%	1.0%	0.4%	(0.3)%
Maggiano’s	0.9%	2.6%	0.8%	(2.5)%	0.0%
Franchise (2)	2.9%
U.S.	3.7%
International	1.1%
Domestic (3)	3.1%
System-wide (4)	2.7%

(1)
Chili's company-owned comparable restaurant sales does not include sales generated by the 11 restaurants acquired in Canada in June 2013. Acquired or newly opened restaurants are not included in this calculation until 18 months of operations are completed. Chili's capacity for the first quarter of fiscal 2014 includes the impact of the Canada restaurants.

(2)
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

(3)	Domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(4)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchisee operated restaurants.

Chili’s company sales increased slightly to $581.6 million in the first quarter of fiscal 2014 from $581.3 million in the prior year primarily driven by the acquisition of 11 restaurants in Canada, partially offset by a decrease in comparable restaurant sales due to traffic declines.
Maggiano’s company sales increased 0.6% to $82.9 million in the first quarter of fiscal 2014 from $82.4 million in the same quarter of fiscal 2013 primarily driven by favorable mix and menu pricing.
Franchise and other revenues decreased 2.0% to $19.4 million in the first quarter of fiscal 2014 compared to $19.8 million in the prior year primarily driven by lower domestic royalty income. Our franchisees generated approximately $389 million in sales for the first quarter of fiscal 2014.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 27.2% for the first quarter of fiscal 2014 from 27.8% for the prior year period. Cost of sales was impacted in the current year by favorable mix changes related to the introduction of new menu items, improved waste control and increased menu pricing, partially offset by unfavorable commodity pricing primarily related to meat and poultry.
Restaurant labor, as a percent of company sales, decreased to 32.9% for the first quarter of fiscal 2014 from 33.0% in the prior year. The quarter was positively impacted by improved labor productivity related to the installation of new kitchen equipment, partially offset by increased health insurance expenses related to the severity of claims, unrelated to the Affordable Care Act.
Restaurant expenses, as a percent of company sales, increased to 25.1% for the first quarter of fiscal 2014 from 24.6% as compared to the prior year due to higher advertising accruals, worker's compensation insurance expense and costs related to new restaurant development.
Depreciation and amortization expense increased $0.5 million for the first quarter of fiscal 2014 compared to the same period of the prior year primarily due to investments in existing restaurants as well as the acquisition of 11 restaurants in Canada, partially offset by an increase in fully depreciated assets and restaurant closures.
General and administrative expenses decreased $2.9 million for the first quarter of fiscal 2014 as compared to the same period in the prior year primarily due to lower stock-based and other compensation costs and a decrease in professional fees.
Other gains and charges in fiscal 2014 consists primarily of charges associated with closed restaurants. Other gains and charges in fiscal 2013 include $0.4 million in lease termination charges related to previously closed restaurants.
Interest expense increased to $7.0 million for the first quarter of fiscal 2014 compared to $6.9 million for the same prior year period resulting from higher borrowing balances, partially offset by lower interest rates.
INCOME TAXES
The effective income tax rate increased to 31.4% for the first quarter of fiscal 2014 compared to 31.1% in the prior year primarily due to increased earnings and lower tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first three months of fiscal 2014, net cash flow provided by operating activities was $55.4 million compared to $32.9 million in the prior year. The increase was driven by changes in working capital during the first three months of fiscal 2014 and an increase in earnings in the current year. Operational payments in the prior year were higher than normal due to a significant timing difference related to spend on company initiatives.
The working capital deficit decreased to $177.2 million at September 25, 2013 from $191.6 million at June 26, 2013 primarily due to the timing of operational payments, the impact of the seasonal sales decline in the first quarter, the payout of fiscal 2013 performance-based compensation and the normal seasonal decrease in the gift card liability.

Cash Flow used in Investing Activities

	Thirteen Week Period Ended
	September 25, 2013	September 26, 2012
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(29,844)	$(37,001)
Proceeds from sale of assets	0	649
	$(29,844)	$(36,352)
Net cash used in investing activities for the first three months of fiscal 2014 decreased to approximately $29.8 million compared to $36.4 million in the prior year. Capital expenditures decreased to $29.8 million for the first three months of fiscal 2014 compared to $37.0 million for the prior year driven primarily by the completion of our kitchen retrofit initiative in fiscal 2013. We estimate that our capital expenditures during fiscal 2014 will be approximately $150 million to $160 million and will be funded entirely by cash from operations.
Cash Flow (used in) provided by Financing Activities

	Thirteen Week Period Ended
	September 25, 2013	September 26, 2012
Net cash (used in) provided by financing activities (in thousands):
Purchases of treasury stock	$(66,301)	$(86,331)
Borrowings on revolving credit facility	60,000	90,000
Payments on revolving credit facility	(20,000)	0
Payments of dividends	(15,281)	(12,803)
Excess tax benefits from stock-based compensation	13,924	6,493
Payments on long-term debt	(6,630)	(6,595)
Proceeds from issuances of treasury stock	4,953	17,855
	$(29,335)	$8,619
Net cash used in financing activities for the first three months of fiscal 2014 was approximately $29.3 million compared to net cash provided by financing activities of $8.6 million in the prior year primarily due to decreased net borrowing on the credit facility and decreased proceeds from issuances of treasury stock related to stock option exercises, partially offset by decreased spending on share repurchases and an increase in excess tax benefits from stock-based compensation.
We repurchased approximately 1.6 million shares of our common stock for $66.3 million during the first quarter of fiscal 2014. Subsequent to the end of the quarter, we repurchased approximately 260,000 shares for $11 million.
In the first three months of fiscal 2014, $60 million was drawn from the revolver primarily to fund share repurchases, of which $20 million was repaid by the end of the quarter. As of September 25, 2013, we had $210 million of credit available under the revolver. In October 2013, an additional $20 million was borrowed from the revolver for general corporate purposes, including share repurchases.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 25, 2013 was approximately 0.18%. As of September 25, 2013, we were in compliance with all financial debt covenants.
As of September 25, 2013, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $15.3 million to common stock shareholders in the first three months of fiscal 2014 compared to $12.8 million in dividends paid in same period of fiscal 2013. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013 of $16.0 million paid on

September 26, 2013. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. As of September 25, 2013, approximately $479.4 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first three months of fiscal 2014, approximately 219,000 stock options were exercised resulting in cash proceeds of $5.0 million. We received an excess tax benefit from stock-based compensation of $14.0 million during the first quarter primarily as a result of the normally scheduled distribution of restricted stock grants and performance shares.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (“FASB”) updated its guidance on testing indefinite-lived intangible assets for impairment to allow companies the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The updated guidance is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which requires that we adopt these provisions beginning in the first quarter of fiscal 2014; however, early adoption is permitted. The updated guidance was applicable to us beginning in fiscal 2014 and did not have a material impact on our consolidated financial statements.
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
There were no changes in our internal control over financial reporting during our first quarter ended September 25, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 26, 2013 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
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

The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2014 and the material affect of a prolonged economic recovery on our future results.

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

•	Failure to protect the integrity and security of individually identifiable data of our customers and teammates possibly exposing us to litigation and damage our reputation.

•	Identification of material weakness in internal control may adversely affect our financial results.

•
Other risk factors may adversely affect our financial performance, including, pricing, consumer spending and consumer confidence, changes in economic conditions and financial and credit markets, credit availability, increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, increased health care costs, health epidemics or pandemics or the prospects of these events, consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather and other acts of God.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 8 to our consolidated financial statements set forth in Part I of this report.
Item 1A. RISK FACTORS
There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 26, 2013.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the first quarter of fiscal 2014 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
June 27, 2013 through July 31, 2013	1,310,494	$40.61	1,310,428	$279,368
August 1, 2013 through August 28, 2013	307,490	$42.35	0	$479,368
August 29, 2013 through September 25, 2013	823	$39.96	0	$479,368
	1,618,807	$40.94	1,310,428

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2014, 308,379 shares were tendered by team members at an average price of $42.35.

(b)	In August 2013, the Board of Directors authorized a $200.0 million increase to our existing share repurchase program.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: November 4, 2013	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: November 4, 2013	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President, Chief Financial Officer and President of Global Business Development (Principal Financial Officer)