Form 10-Q
period 2013-12-25
BRINKER INTERNATIONAL INC
filed 2014-02-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2014
Common Stock, $0.10 par value	67,140,955 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 25, 2013	June 26, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$62,655	$59,367
Accounts receivable	87,277	37,842
Inventories	24,443	24,628
Prepaid expenses and other	72,766	71,824
Income taxes receivable	0	4,930
Total current assets	247,141	198,591
Property and Equipment, at Cost:
Land	148,788	147,581
Buildings and leasehold improvements	1,460,001	1,435,426
Furniture and equipment	575,512	580,115
Construction-in-progress	10,487	20,588
	2,194,788	2,183,710
Less accumulated depreciation and amortization	(1,168,386)	(1,147,895)
Net property and equipment	1,026,402	1,035,815
Other Assets:
Goodwill	133,502	142,103
Deferred income taxes	22,567	24,064
Other	59,956	52,030
Total other assets	216,025	218,197
Total assets	$1,489,568	$1,452,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,737	$27,596
Accounts payable	75,126	93,326
Accrued liabilities	319,981	268,444
Income taxes payable	4,445	0
Deferred income taxes	1,666	845
Total current liabilities	428,955	390,211
Long-term debt, less current installments	806,215	780,121
Other liabilities	130,905	132,914
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 66,492,495 shares outstanding at December 25, 2013, and 176,246,649 shares issued and 67,444,099 shares outstanding at June 26, 2013	17,625	17,625
Additional paid-in capital	472,628	477,420
Retained earnings	2,253,854	2,217,623
	2,744,107	2,712,668
Less treasury stock, at cost (109,754,154 shares at December 25, 2013 and 108,802,550 shares at June 26, 2013)	(2,620,614)	(2,563,311)
Total shareholders’ equity	123,493	149,357
Total liabilities and shareholders’ equity	$1,489,568	$1,452,603

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
Revenues:
Company sales	$684,385	$669,129	$1,348,887	$1,332,797
Franchise and other revenues	20,010	20,635	39,432	40,474
Total revenues	704,395	689,764	1,388,319	1,373,271
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	185,179	184,591	365,837	369,286
Restaurant labor	219,919	217,177	438,635	436,043
Restaurant expenses	169,877	162,191	336,831	325,244
Company restaurant expenses	574,975	563,959	1,141,303	1,130,573
Depreciation and amortization	33,538	32,979	66,694	65,608
General and administrative	30,362	31,030	64,783	68,303
Other gains and charges	1,221	230	2,227	677
Total operating costs and expenses	640,096	628,198	1,275,007	1,265,161
Operating income	64,299	61,566	113,312	108,110
Interest expense	7,047	7,066	14,060	13,955
Other, net	(461)	(726)	(1,043)	(1,523)
Income before provision for income taxes	57,713	55,226	100,295	95,678
Provision for income taxes	17,969	18,049	31,339	30,637
Net income	$39,744	$37,177	$68,956	$65,041

Basic net income per share	$0.59	$0.51	$1.03	$0.89

Diluted net income per share	$0.58	$0.50	$1.00	$0.86

Basic weighted average shares outstanding	66,811	72,560	66,752	73,232

Diluted weighted average shares outstanding	68,628	74,720	68,715	75,639

Dividends per share	$0.24	$0.20	$0.48	$0.40

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012
Cash Flows from Operating Activities:
Net income	$68,956	$65,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,694	65,608
Stock-based compensation	8,196	9,314
Deferred income taxes	2,318	(4,404)
Restructure charges and other impairments	2,091	3,027
Net loss (gain) on disposal of assets	2,051	(96)
(Gain) loss on equity investments	(206)	997
Other	331	137
Changes in assets and liabilities:
Accounts receivable	(49,444)	(37,011)
Inventories	185	(992)
Prepaid expenses and other	3,617	4,094
Other assets	(1,708)	(1,277)
Accounts payable	(10,512)	(15,059)
Accrued liabilities	49,604	26,400
Current income taxes	5,285	15,666
Other liabilities	(137)	(168)
Net cash provided by operating activities	147,321	131,277
Cash Flows from Investing Activities:
Payments for property and equipment	(69,692)	(69,752)
Proceeds from sale of assets	833	5,335
Net cash used in investing activities	(68,859)	(64,417)
Cash Flows from Financing Activities:
Purchases of treasury stock	(93,101)	(131,445)
Borrowings on revolving credit facility	80,000	110,000
Payments on revolving credit facility	(40,000)	0
Payments of dividends	(31,345)	(27,677)
Excess tax benefits from stock-based compensation	14,569	6,939
Payments on long-term debt	(13,260)	(13,190)
Proceeds from issuances of treasury stock	7,963	22,515
Net cash used in financing activities	(75,174)	(32,858)
Net change in cash and cash equivalents	3,288	34,002
Cash and cash equivalents at beginning of period	59,367	59,103
Cash and cash equivalents at end of period	$62,655	$93,105

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of December 25, 2013 and June 26, 2013 and for the thirteen week and twenty-six week periods ended December 25, 2013 and December 26, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 25, 2013, we owned, operated or franchised 1,602 restaurants in the United States and 31 countries and two territories outside of the United States.
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
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 271,000 stock options and restricted share awards outstanding at December 25, 2013 and 851,000 stock options and restricted share awards outstanding at December 26, 2012 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 25, 2013	June 26, 2013
3.88% notes	$299,722	$299,707
2.60% notes	249,847	249,829
Term loan	200,000	212,500
Revolving credit facility	40,000	0
Capital lease obligations	44,383	45,681
	833,952	807,717
Less current installments	(27,737)	(27,596)
	$806,215	$780,121
During fiscal 2014, $60 million was drawn from the revolver in the first quarter and an additional $20 million was drawn in the second quarter primarily to fund share repurchases. We repaid $20 million in the first quarter and an additional $20 million in the second quarter. As of December 25, 2013, we had $210 million of credit available under the revolver.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 25, 2013 was approximately 0.17%. Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.
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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

During fiscal 2014, long-lived assets with a carrying value of $2.6 million, primarily related to four underperforming restaurants, were written down to their fair value of $1.3 million resulting in an impairment charge of $1.3 million, which was included in other gains and charges in the consolidated statement of income for the period. During fiscal 2013, long-lived assets with a carrying value of $0.8 million, primarily related to one underperforming restaurant, were written down to their fair value of $0.1 million resulting in an impairment charge of $0.7 million, which was included in other gains and charges in the consolidated statement of income for the period.
The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 25, 2013 and December 26, 2012 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-live assets held for use
At December 25, 2013	$0	$0	$1,342	$1,342
At December 26, 2012	$0	$0	$140	$140

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts while the fair value of the 2.60% notes and 3.88% notes is based on quoted market prices. At December 25, 2013, the 2.60% notes had a carrying value of $249.8 million and a fair value of $246.8 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $272.2 million. At June 26, 2013, the 2.60% notes had a carrying value of $249.8 million and a fair value of $244.2 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $279.5 million. The carrying amount of debt outstanding pursuant to the term loan and revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates.

6. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
Restaurant impairment charges	$1,285	$661	$1,285	$661
Restaurant closure charges	265	2,148	1,107	2,582
Gains on the sale of assets, net	(579)	(2,350)	(579)	(2,350)
Other	250	(229)	414	(216)
	$1,221	$230	$2,227	$677

In the second quarter of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $0.3 million of restaurant closure charges consisting primarily of lease termination charges and a $0.6 million gain primarily related to land sales in the second quarter. Restaurant closure charges for the first six months of fiscal 2014 are $1.1 million and consist primarily of lease termination charges and other costs associated with closed restaurants.
In the second quarter of fiscal 2013, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that continue to operate. We also recorded $2.1 million in restaurant closure charges, consisting primarily of $1.1 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility. Additionally, we recorded net gains of $2.4 million primarily related to land sales.
Restaurant closure charges for the first six months of fiscal 2013 were $2.6 million consisting primarily of $1.5 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility.
The impairment charges were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 5 for fair value disclosures related to the restaurant impairment charges.
7. SHAREHOLDERS’ EQUITY
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. We repurchased approximately 2.2 million shares of our common stock for $93.1 million during the first two quarters of fiscal 2014. As of December 25, 2013, approximately $452.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, and borrowing, planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first quarter of fiscal 2014, we granted approximately 175,000 stock options with a weighted average exercise price of $40.85 and a weighted average fair value of $15.65, and approximately 414,000 restricted share awards with a weighted average fair value of $39.12. Additionally, during the first two quarters of fiscal 2014, approximately 349,000 stock options were exercised resulting in cash proceeds of approximately $8.0 million. We received an excess tax benefit from stock-based compensation of approximately $14.6 million during the first two quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares.
During the first two quarters of fiscal 2014, we paid dividends of $31.3 million to common stock shareholders, compared to $27.7 million in the prior year. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013. Additionally, we declared a quarterly dividend of $16.0 million in November 2013 which was paid on December 26, 2013. The dividend accrual was included in accrued liabilities on our consolidated balance sheet as of December 25, 2013.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first two quarters of fiscal 2014 and 2013 are as follows (in thousands):

	December 25, 2013	December 26, 2012
Income taxes, net of refunds	$7,182	$10,574
Interest, net of amounts capitalized	12,766	13,345

Non-cash investing activities for the first two quarters of fiscal 2014 and 2013 are as follows (in thousands):

	December 25, 2013	December 26, 2012
Retirement of fully depreciated assets	$37,241	$31,019

9. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 25, 2013 and June 26, 2013, we have outstanding lease guarantees or are secondarily liable for $127.4 million and $132.6 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2014 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 25, 2013.

In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. On April 12, 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants. On September 26, 2013, the trial court granted plaintiffs’ motion to certify a meal period subclass and denied our motion to decertify the rest period subclass. We intend to continue our vigorous defense of this lawsuit. Given the trial court’s recent ruling, we believe it is reasonably possible that a loss has been incurred but the amount cannot be reasonably estimated at this time given there are significant issues to be resolved that will have a material impact on the potential range of loss.

We are engaged in various other legal proceedings and have certain unresolved claims pending. Reserves have been established based on our best estimates of our potential liability in certain of these matters. We are of the opinion that, apart from the discussion above, there are no matters pending or threatened which are likely to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations. However, we understand that evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
Revenues:
Company sales	97.2%	97.0%	97.2%	97.1%
Franchise and other revenues	2.8%	3.0%	2.8%	2.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	27.1%	27.6%	27.1%	27.7%
Restaurant labor (1)	32.1%	32.5%	32.5%	32.7%
Restaurant expenses (1)	24.8%	24.2%	25.0%	24.4%
Company restaurant expenses (1)	84.0%	84.3%	84.6%	84.8%
Depreciation and amortization	4.8%	4.8%	4.8%	4.8%
General and administrative	4.3%	4.5%	4.7%	5.0%
Other gains and charges	0.2%	0.0%	0.2%	0.0%
Total operating costs and expenses	90.9%	91.1%	91.8%	92.1%
Operating income	9.1%	8.9%	8.2%	7.9%
Interest expense	1.0%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	8.2%	8.0%	7.2%	7.0%
Provision for income taxes	2.6%	2.6%	2.2%	2.3%
Net income	5.6%	5.4%	5.0%	4.7%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the second quarter, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2014:

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014
Company-owned restaurants:
Chili's domestic	0	2	3	2	824	823	6-8
Chili's international	1	0	1	0	12	0	2-4
Maggiano's	1	0	1	0	45	44	1-2
Total company-owned	2	2	5	2	881	867	9-14
Franchise restaurants:
Chili's domestic	0	1	1	2	442	452	4-5
Chili's international	6	10	11	19	279	274	32-35
Total franchise	6	11	12	21	721	726	36-40
Total restaurants:
Chili's domestic	0	3	4	4	1,266	1,275	10-13
Chili's international	7	10	12	19	291	274	34-39
Maggiano's	1	0	1	0	45	44	1-2
Grand total	8	13	17	23	1,602	1,593	45-54
At December 25, 2013, we owned the land and buildings for 189 of the 881 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $141.5 million and $118.4 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 25, 2013 and December 26, 2012, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the customer experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment, spending levels and consumer confidence continued to improve slightly this year; however, the casual dining industry has experienced soft sales and traffic. Consumers have shifted spending to housing and large ticket items in part due to historically low interest rates. Slow economic growth has challenged the industry for several years and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
Our current initiatives are designed to drive profitable sales and traffic growth and improve the customer experience in our restaurants. We are investing in new kitchen equipment, operations software and reimage initiatives as the core pieces of our strategy. We have completed the installation of new kitchen equipment in our company-owned Chili's restaurants and are now expanding the project to include additional equipment. We anticipate that the upgraded kitchen equipment will consistently provide a higher quality product at a faster pace, enhancing both profitability and customer satisfaction. Based on our robust testing process, we believe the usability and efficiency of the equipment results in significant labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe results in increased sales and customer traffic.
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
We have reimaged a significant number of our company-owned Chili's restaurants and are on track to complete a total of approximately 75 percent of company-owned restaurants by the end of fiscal 2014. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand and raises customer expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili's brand heritage. We believe that these updates will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales. In addition to our reimage initiative, we intend to grow our brands by opening restaurants in strategically desirable markets. We anticipate opening approximately eight to twelve Chili's restaurants this year.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. The upgraded kitchen equipment at Chili's has allowed for the development of successful new menu items this year, including the Santa Fe Quesadillas and the Bacon Avocado Chicken sandwich, which has quickly become the best-selling sandwich on our menu. Other recent menu innovations such as flatbreads continue to perform well. Our two for twenty dollars and lunch combo offerings, which continue to drive traffic and provide our customers an excellent value, have been refreshed with new menu items including Bacon Jack Chicken and Chipotle Garlic Steak. In January 2014, we introduced our new Fresh Mex platform upgrading some of our current offerings and introducing a variety of new entrees. We will continually seek opportunities to reinforce value and create interest with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and improvements in costs of sales margins. Maggiano's offers a compelling menu and great value with On the House Classic Pasta and Marco's Meal. Menu innovations this year include the Stuffed Pasta entrees. Kitchen efficiency and inventory controls continue to enhance profitability and strengthen the business model. We opened our newest Maggiano’s in Annapolis in October 2013.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through acquisitions, franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We completed the acquisition of 11 Chili's restaurants in Alberta, Canada last fiscal year and are excited about the potential growth for the Chili's brand in Canada. During the second quarter of fiscal 2014, seven new international Chili's restaurants were opened, including one company-owned restaurant in Mexico. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.
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
REVENUES
Total revenues for the second quarter of fiscal 2014 increased to $704.4 million, a 2.1% increase from the $689.8 million generated for the same quarter of fiscal 2013 driven by a 2.3% increase in company sales attributable to higher capacity and positive comparable restaurant sales (see table below). Total revenues for the twenty-six week period ended December 25, 2013 were $1,388.3 million, a 1.1% increase from the $1,373.3 million generated for the same period in fiscal 2013 driven by a 1.2% increase in company sales attributable to higher capacity, partially offset by a decrease in comparable restaurant sales (see table below).

	Thirteen Week Period Ended December 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.8%	1.5%	0.8%	(1.5)%	1.6%
Chili’s (1)	0.7%	1.5%	1.1%	(1.9)%	1.5%
Maggiano’s	0.9%	1.5%	(0.5)%	(0.1)%	1.9%
Franchise (2)	0.0%
U.S.	(0.7)%
International	1.4%
Domestic (3)	0.3%
System-wide (4)	0.5%

	Thirteen Week Period Ended December 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.9%	1.8%	1.2%	(2.1)%	0.0%
Chili’s (1)	1.0%	1.6%	1.3%	(1.9)%	0.0%
Maggiano’s	0.6%	2.3%	0.7%	(2.4)%	0.0%
Franchise (2)	2.4%
U.S.	2.2%
International	2.7%
Domestic (3)	1.4%
System-wide (4)	1.5%

	Twenty-Six Week Period Ended December 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(0.3)%	1.2%	0.8%	(2.3)%	1.5%
Chili’s (1)	(0.5)%	1.2%	1.0%	(2.7)%	1.5%
Maggiano’s	0.7%	1.1%	0.1%	(0.5)%	1.0%
Franchise (2)	(0.5)%
U.S.	(1.5)%
International	1.9%
Domestic (3)	(0.8)%
System-wide (4)	(0.4)%

	Twenty-Six Week Period Ended December 26, 2012
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.8%	1.7%	1.0%	(0.9)%	(0.1)%
Chili’s (1)	1.9%	1.5%	1.0%	(0.6)%	(0.1)%
Maggiano’s	0.7%	2.5%	0.7%	(2.5)%	0.0%
Franchise (2)	2.6%
U.S.	2.8%
International	2.1%
Domestic (3)	2.2%
System-wide (4)	2.1%

(1)
Chili's company-owned comparable restaurant sales do not include sales generated by the 11 restaurants acquired in Canada in June 2013. Acquired or newly opened restaurants are not included in this calculation until 18 months of operations are completed. Chili's capacity for the second quarter and year-to-date periods of fiscal 2014 includes the impact of the Canada restaurants.

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
Chili’s company sales increased 2.4% to $576.7 million in the second quarter of fiscal 2014 from $563.3 million in the prior year primarily driven by increased restaurant capacity and comparable restaurant sales. For the year-to-date period, Chili's company sales increased 1.2% to $1,158.3 million compared to $1,144.6 million in fiscal 2013 due to increased restaurant capacity, partially offset by a decrease in comparable restaurant sales. Chili's capacity increased 1.5% for the second quarter and year-to-date period of fiscal 2014 (as measured by average-weighted sales weeks) compared to the respective prior year periods due to the acquisition of 11 restaurants in Canada in June 2013 and two net restaurant openings since the second quarter of fiscal 2013.
Maggiano’s company sales increased 1.8% to $107.7 million in the second quarter of fiscal 2014 from $105.8 million in the same quarter of fiscal 2013. For the year-to-date period, Maggiano's company sales increased 1.3% to $190.6 million compared to $188.2 million in fiscal 2013. The increases were primarily driven by increases in menu pricing and restaurant capacity. Maggiano's capacity increased 1.9% for the second quarter and 1.0% for the year-to-date period of fiscal 2014 (as measured by average-weighted sales weeks) compared to the respective prior year periods due to one restaurant opening since the second quarter of fiscal 2013.

Franchise and other revenues decreased 2.9% to $20.0 million in the second quarter of fiscal 2014 compared to $20.6 million in the prior year. For the year-to-date period, franchise and other revenues decreased 2.7% to $39.4 million compared to $40.5 million. The decreases were primarily driven by lower domestic royalty income primarily due to closures, as well as lower international franchise and development fees. Our franchisees generated approximately $390 million and $779 million in sales for the second quarter and year-to-date period of fiscal 2014.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 27.1% for the second quarter and year-to-date period of fiscal 2014 from 27.6% and 27.7% for the quarter and year-to-date prior year periods. Cost of sales was favorably impacted in the current year by mix changes related to the introduction of new menu items, improved waste control and increased menu pricing, partially offset by unfavorable commodity pricing primarily related to meat and poultry.
Restaurant labor, as a percent of company sales, decreased to 32.1% for the second quarter and 32.5% for the year-to-date period of fiscal 2014 from 32.5% and 32.7% for the respective prior year periods primarily due to improved labor productivity related to the installation of new kitchen equipment. Server initiatives also favorably impacted the second quarter of fiscal 2014, partially offset by higher restaurant manager bonuses.
Restaurant expenses, as a percent of company sales, increased to 24.8% for the second quarter and 25.0% for the year-to-date period of fiscal 2014 from 24.2% and 24.4% for the respective prior year periods. The increases are primarily due to higher advertising accruals, worker's compensation insurance expenses and costs associated with strategic initiatives, including new restaurant development.
Depreciation and amortization expense increased $0.6 million for the second quarter and $1.1 million for the year-to-date period of fiscal 2014 compared to the same period of the prior year primarily due to investments in existing restaurants as well as the acquisition of 11 restaurants in Canada, partially offset by an increase in fully depreciated assets.
General and administrative expenses decreased $0.7 million for the second quarter of fiscal 2014 as compared to the same period in the prior year primarily due to lower performance-based and other compensation costs partially offset by an increase in professional fees and higher stock-based compensation costs. For the year-to-date period, general and administrative expenses decreased $3.5 million as compared to the same period in the prior year primarily due to lower stock-based compensation, performance-based and other compensation costs, partially offset by an increase in professional fees.
In the second quarter of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $0.3 million of restaurant closure charges consisting primarily of lease termination charges and a $0.6 million gain primarily related to land sales in the second quarter. Restaurant closure charges for the first six months of fiscal 2014 are $1.1 million and consist primarily of lease termination charges and other costs associated with closed restaurants.
In the second quarter of fiscal 2013, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that continue to operate. We also recorded $2.1 million in restaurant closure charges, consisting primarily of $1.1 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility. Additionally, we recorded net gains of $2.3 million primarily related to land sales. Restaurant closure charges for the first six months of fiscal 2013 were $2.6 million consisting primarily of $1.5 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility.
Interest expense remained flat for the second quarter and year-to-date periods of fiscal 2014 compared to the same prior year periods resulting from lower interest rates offset by higher borrowing balances.
INCOME TAXES
Excluding the impact of other gains and charges, the effective income tax rate decreased to 31.3% and 31.4% for the second quarter and year-to-date periods of fiscal 2014 compared to 32.7% and 32.1% in the prior year primarily due to the impact of tax credits for workforce programs and deductions related to increased stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first six months of fiscal 2014, net cash flow provided by operating activities was $147.3 million compared to $131.3 million in the prior year. The increase was driven by higher earnings in the current year and favorable changes in working capital during the first six months of fiscal 2014 driven by lower performance based compensation, partially offset by the timing of operational receipts.
The working capital deficit decreased to $181.8 million at December 25, 2013 from $191.6 million at June 26, 2013 primarily due to an increase in third party gift card sales during the holiday season and timing of operational payments, partially offset by the seasonal increase in the gift card liability and increased income taxes payable in the first six months of fiscal 2014.
Cash Flow used in Investing Activities

	Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(69,692)	$(69,752)
Proceeds from sale of assets	833	5,335
	$(68,859)	$(64,417)
Net cash used in investing activities for the first six months of fiscal 2014 increased to approximately $68.9 million compared to $64.4 million in the prior year. Capital expenditures remained flat at approximately $69.7 million for the first six months of fiscal 2014 compared to $69.8 million for the prior year. New restaurant construction and purchases for the ongoing Chili's reimage program increased in fiscal 2014 compared to the prior year. Capital expenditures in fiscal 2013 included purchases related to our kitchen retrofit initiative, which was completed in the second quarter of fiscal 2013. We estimate that our capital expenditures during fiscal 2014 will be approximately $150 million to $160 million and will be funded entirely by cash from operations.
Cash Flow used in Financing Activities

	Twenty-Six Week Periods Ended
	December 25, 2013	December 26, 2012
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(93,101)	$(131,445)
Borrowings on revolving credit facility	80,000	110,000
Payments on revolving credit facility	(40,000)	0
Payments of dividends	(31,345)	(27,677)
Excess tax benefits from stock-based compensation	14,569	6,939
Payments on long-term debt	(13,260)	(13,190)
Proceeds from issuances of treasury stock	7,963	22,515
	$(75,174)	$(32,858)
Net cash used in financing activities for the first six months of fiscal 2014 increased to $75.2 million from $32.9 million in the prior year primarily due to lower net borrowings on the credit facility and proceeds from issuances of treasury stock related to stock option exercises, partially offset by decreased spending on share repurchases and an increase in excess tax benefits from stock-based compensation.
We repurchased approximately 0.6 million shares of our common stock for $26.8 million in the second quarter and a total of 2.2 million shares for $93.1 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 374,000 shares for $18 million.
During fiscal 2014, $60 million was drawn from the revolver in the first quarter and an additional $20 million was drawn in the second quarter primarily to fund share repurchases. We repaid $20 million in the first quarter and an additional $20 million in the second quarter. As of December 25, 2013, we had $210 million of credit available under the revolver. In January 2014, an additional $18 million was borrowed from the revolver for general corporate purposes, including share repurchases.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 25, 2013 was approximately 0.17%. As of December 25, 2013, we were in compliance with all financial debt covenants.
As of December 25, 2013, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $31.3 million to common stock shareholders in the first six months of fiscal 2014 compared to $27.7 million in dividends paid in same period of fiscal 2013. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013. Additionally, we declared a quarterly dividend of $16.0 million in November 2013, paid on December 26, 2013. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. As of December 25, 2013, approximately $452.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first six months of fiscal 2014, approximately 349,000 stock options were exercised resulting in cash proceeds of $8.0 million. We received an excess tax benefit from stock-based compensation of $14.6 million during the first two quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares.
We have evaluated ways to monetize the value of our owned real estate and determined that the alternatives considered are more costly than other financing options currently available due to a combination of the income tax impact and higher effective borrowing rates.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations and the repayment of current debt obligations for the foreseeable future. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (“FASB”) updated its guidance on testing indefinite-lived intangible assets for impairment to allow companies the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The updated guidance was effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which required that we adopt these provisions in fiscal 2014. The updated guidance did not have a material impact on our consolidated financial statements.
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
There were no changes in our internal control over financial reporting during our second quarter ended December 25, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Failure to protect the integrity and security of individually identifiable data of our customers and teammates possibly exposing us to litigation and damaging our reputation.

•	Identification of material weakness in internal control may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the second quarter of fiscal 2014 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 26, 2013 through October 30, 2013	100,493	$42.19	100,000	$475,147
October 31, 2013 through November 27, 2013	164,992	$44.10	164,992	$467,868
November 28, 2013 through December 25, 2013	330,027	$46.28	327,500	$452,697
	595,512	$44.98	592,492

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2014, 3,020 shares were tendered by team members at an average price of $42.97.

Item 6. EXHIBITS

3	Bylaws of Registrant

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: February 3, 2014	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: February 3, 2014	By:	/s/ Guy J. Constant
Guy J. Constant,
Executive Vice President, Chief Financial Officer and President of Global Business Development (Principal Financial Officer)