Form 10-Q
period 2014-03-26
BRINKER INTERNATIONAL INC
filed 2014-05-05
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2014
Common Stock, $0.10 par value	64,951,528 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 26, 2014	June 26, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$64,609	$59,367
Accounts receivable	43,476	44,082
Inventories	24,346	24,628
Prepaid expenses and other	62,725	65,584
Income taxes receivable	0	4,930
Total current assets	195,156	198,591
Property and Equipment, at Cost:
Land	148,801	147,581
Buildings and leasehold improvements	1,470,583	1,435,426
Furniture and equipment	585,250	580,115
Construction-in-progress	24,039	20,588
	2,228,673	2,183,710
Less accumulated depreciation and amortization	(1,191,264)	(1,147,895)
Net property and equipment	1,037,409	1,035,815
Other Assets:
Goodwill	133,163	142,103
Deferred income taxes	25,258	24,064
Other	59,092	52,030
Total other assets	217,513	218,197
Total assets	$1,450,078	$1,452,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,810	$27,596
Accounts payable	93,309	93,326
Accrued liabilities	283,830	268,444
Income taxes payable	10,796	0
Deferred income taxes	549	845
Total current liabilities	416,294	390,211
Long-term debt, less current installments	817,259	780,121
Other liabilities	128,419	132,914
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 65,302,505 shares outstanding at March 26, 2014, and 176,246,649 shares issued and 67,444,099 shares outstanding at June 26, 2013	17,625	17,625
Additional paid-in capital	480,040	477,420
Accumulated other comprehensive income (loss)	(1,862)	0
Retained earnings	2,293,639	2,217,623
	2,789,442	2,712,668
Less treasury stock, at cost (110,944,144 shares at March 26, 2014 and 108,802,550 shares at June 26, 2013)	(2,701,336)	(2,563,311)
Total shareholders’ equity	88,106	149,357
Total liabilities and shareholders’ equity	$1,450,078	$1,452,603
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013	March 26, 2014	March 27, 2013
Revenues:
Company sales	$739,200	$724,693	$2,088,087	$2,057,490
Franchise and other revenues	19,208	18,066	58,640	58,540
Total revenues	758,408	742,759	2,146,727	2,116,030
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	195,439	198,316	561,276	567,602
Restaurant labor	233,890	231,822	672,525	667,865
Restaurant expenses	171,574	164,537	508,405	489,781
Company restaurant expenses	600,903	594,675	1,742,206	1,725,248
Depreciation and amortization	34,218	33,222	100,912	98,830
General and administrative	34,009	33,986	98,792	102,289
Other gains and charges	2,088	1,550	4,315	2,227
Total operating costs and expenses	671,218	663,433	1,946,225	1,928,594
Operating income	87,190	79,326	200,502	187,436
Interest expense	7,068	7,085	21,128	21,040
Other, net	(693)	(573)	(1,736)	(2,096)
Income before provision for income taxes	80,815	72,814	181,110	168,492
Provision for income taxes	24,552	20,863	55,891	51,500
Net income	$56,263	$51,951	$125,219	$116,992

Basic net income per share	$0.85	$0.73	$1.88	$1.61

Diluted net income per share	$0.82	$0.71	$1.83	$1.56

Basic weighted average shares outstanding	66,479	71,067	66,661	72,511

Diluted weighted average shares outstanding	68,342	73,341	68,591	74,873

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,108)	$0	$(1,862)	$0
Other comprehensive loss	(1,108)	0	(1,862)	0
Comprehensive income	$55,155	$51,951	$123,357	$116,992

Dividends per share	$0.24	$0.20	$0.72	$0.60

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013
Cash Flows from Operating Activities:
Net income	$125,219	$116,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,912	98,830
Stock-based compensation	12,990	12,909
Deferred income taxes	(1,490)	(9,867)
Restructure charges and other impairments	3,836	3,792
Net loss on disposal of assets	3,208	1,115
(Gain) loss on equity investments	(353)	752
Other	355	205
Changes in assets and liabilities:
Accounts receivable	2,820	5,543
Inventories	212	760
Prepaid expenses and other	4,115	1,586
Other assets	(1,694)	(2,367)
Accounts payable	4,168	(15,644)
Accrued liabilities	11,699	(4,617)
Current income taxes	14,043	12,893
Other liabilities	(2,940)	(246)
Net cash provided by operating activities	277,100	222,636
Cash Flows from Investing Activities:
Payments for property and equipment	(113,980)	(98,690)
Proceeds from sale of assets	833	6,535
Net cash used in investing activities	(113,147)	(92,155)
Cash Flows from Financing Activities:
Purchases of treasury stock	(191,811)	(191,799)
Borrowings on revolving credit facility	98,000	110,000
Payments on revolving credit facility	(40,000)	0
Payments of dividends	(47,556)	(42,161)
Excess tax benefits from stock-based compensation	17,972	7,811
Payments on long-term debt	(19,890)	(19,785)
Proceeds from issuances of treasury stock	24,574	32,042
Net cash used in financing activities	(158,711)	(103,892)
Net change in cash and cash equivalents	5,242	26,589
Cash and cash equivalents at beginning of period	59,367	59,103
Cash and cash equivalents at end of period	$64,609	$85,692

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” “the Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of March 26, 2014 and June 26, 2013 and for the thirteen week and thirty-nine week periods ended March 26, 2014 and March 27, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 26, 2014, we owned, operated or franchised 1,608 restaurants in the United States and 31 countries and two territories outside of the United States.
Beginning in the third quarter of fiscal 2014, other comprehensive income is presented on the newly titled consolidated statements of comprehensive income. The foreign currency translation adjustment included in comprehensive income represents the unrealized impact of translating the financial statements of the Canadian entity from Canadian dollars, the functional currency, to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the business. The accumulated other comprehensive income (loss) is presented on the consolidated balance sheets. Additionally, certain prior year balances in the consolidated balance sheets have been reclassified to conform with fiscal 2014 presentation. These reclassifications have no effect on our net income as previously reported and an immaterial impact on our prior year consolidated balance sheets.
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
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 119,000 stock options and restricted share awards outstanding at March 26, 2014 and 470,000 stock options and restricted share awards outstanding at March 27, 2013 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 26, 2014	June 26, 2013
3.88% notes	$299,729	$299,707
2.60% notes	249,856	249,829
Term loan	193,750	212,500
Revolving credit facility	58,000	0
Capital lease obligations	43,734	45,681
	845,069	807,717
Less current installments	(27,810)	(27,596)
	$817,259	$780,121
During the first nine months of fiscal 2014, $98 million was drawn from the the revolver primarily to fund share repurchases. We repaid $40 million of the outstanding balance leaving $192 million of credit available under the revolver as of March 26, 2014.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 26, 2014 was approximately 0.15%. Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.
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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

During fiscal 2014, long-lived assets with a carrying value of $2.6 million, primarily related to four underperforming restaurants, were written down to their fair value of $1.3 million resulting in an impairment charge of $1.3 million, which was included in other gains and charges in the consolidated statement of comprehensive income for the period. During fiscal 2013, long-lived assets with a carrying value of $0.8 million, primarily related to one underperforming restaurant, were written down to their fair value of $0.1 million resulting in an impairment charge of $0.7 million, which was included in other gains and charges in the consolidated statement of comprehensive income for the period. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at March 26, 2014 and March 27, 2013 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At March 26, 2014	$0	$0	$1,342	$1,342
At March 27, 2013	$0	$0	$140	$140

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The fair values of the 2.60% notes and 3.88% notes are based on quoted market prices and are considered Level 1 fair value measurements. At March 26, 2014, the 2.60% notes had a carrying value of $249.9 million and a fair value of $248.2 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $279.8 million. At June 26, 2013, the 2.60% notes had a carrying value of $249.8 million and a fair value of $244.2 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $279.5 million. The carrying amount of debt outstanding pursuant to the term loan and revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates (Level 2).

6. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013	March 26, 2014	March 27, 2013
Restaurant impairment charges	$0	$0	$1,285	$661
Restaurant closure charges	1,224	305	2,330	2,887
Severance and other benefits	717	1,269	1,110	1,269
Gains on the sale of assets, net	0	(81)	(579)	(2,430)
Other	147	57	169	(160)
	$2,088	$1,550	$4,315	$2,227

In the third quarter of fiscal 2014, we recorded $1.2 million of restaurant closure charges consisting primarily of lease termination charges and other costs associated with closed restaurants. Additionally, we incurred $0.7 million in severance and other benefits related to organization changes made during the third quarter. The severance charges include expense related to the accelerated vesting of stock-based compensation awards.
During the first nine months of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $2.3 million of restaurant closure charges consisting primarily of lease termination charges and incurred $1.1 million in severance and other benefits related to organizational changes. Additionally, a $0.6 million gain was recorded primarily related to land sales in the second quarter.
In the third quarter of fiscal 2013, we incurred $1.3 million related to severance and other benefits related to organizational changes made during the third quarter of fiscal 2013. The severance charges include expense related to the accelerated vesting of stock-based compensation awards.
During the first nine months of fiscal 2013, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $2.9 million in restaurant closure charges, consisting primarily of $1.7 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility. Additionally, we incurred $1.3 million in severance and other benefits and recorded net gains of $2.4 million primarily related to land sales.

The impairment charges were measured as the excess of the carrying amount of property and equipment over the fair value. See Note 5 for fair value disclosures related to the restaurant impairment charges.
7. SHAREHOLDERS’ EQUITY
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. We repurchased approximately 4.1 million shares of our common stock for $191.8 million during the first three quarters of fiscal 2014. As of March 26, 2014, approximately $354.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, and borrowing, planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first three quarters of fiscal 2014, we granted approximately 175,000 stock options with a weighted average exercise price of $40.85 and a weighted average fair value of $15.65, and approximately 448,000 restricted share awards with a weighted average fair value of $39.61. Additionally, during the first three quarters of fiscal 2014, approximately 1.0 million stock options were exercised resulting in cash proceeds of approximately $24.6 million. We received an excess tax benefit from stock-based compensation of approximately $18.0 million during the first three quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares.
During the first three quarters of fiscal 2014, we paid dividends of $47.6 million to common stock shareholders, compared to $42.2 million in the prior year. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013. Additionally, we declared a quarterly dividend of $15.8 million in February 2014 which was paid on March 27, 2014. The dividend accrual was included in accrued liabilities on our consolidated balance sheet as of March 26, 2014.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first three quarters of fiscal 2014 and 2013 are as follows (in thousands):

	March 26, 2014	March 27, 2013
Income taxes, net of refunds	$22,825	$38,799
Interest, net of amounts capitalized	14,640	15,909

Non-cash investing activities for the first three quarters of fiscal 2014 and 2013 are as follows (in thousands):

	March 26, 2014	March 27, 2013
Retirement of fully depreciated assets	$49,601	$43,262

9. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 26, 2014 and June 26, 2013, we have outstanding lease guarantees or are secondarily liable for $123.5 million and $132.6 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2014 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 26, 2014.

In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. On April 12, 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants. On September 26, 2013, the trial court granted plaintiffs’ motion to certify a meal period subclass and denied our motion to decertify the rest period subclass. We intend to continue our vigorous defense of this lawsuit. Given the trial court’s recent ruling, we believe it is reasonably possible that a loss has been incurred but the amount cannot be reasonably estimated at this time given there are significant issues to be resolved that will have a material impact on the potential loss or range of loss. Subsequent to the end of the quarter, the parties participated in a mediation where preliminary settlement discussions began, but a settlement was not achieved and significant issues still remain to be resolved that will have a material impact on the potential range of loss.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013	March 26, 2014	March 27, 2013
Revenues:
Company sales	97.5%	97.6%	97.3%	97.2%
Franchise and other revenues	2.5%	2.4%	2.7%	2.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.5%	27.4%	26.9%	27.6%
Restaurant labor (1)	31.6%	32.0%	32.2%	32.5%
Restaurant expenses (1)	23.2%	22.7%	24.3%	23.8%
Company restaurant expenses (1)	81.3%	82.1%	83.4%	83.9%
Depreciation and amortization	4.5%	4.5%	4.7%	4.7%
General and administrative	4.5%	4.6%	4.6%	4.8%
Other gains and charges	0.3%	0.2%	0.2%	0.1%
Total operating costs and expenses	88.5%	89.3%	90.7%	91.1%
Operating income	11.5%	10.7%	9.3%	8.9%
Interest expense	0.9%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	10.7%	9.8%	8.4%	8.0%
Provision for income taxes	3.3%	2.8%	2.6%	2.5%
Net income	7.4%	7.0%	5.8%	5.5%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the third quarter, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2014:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014
Company-owned restaurants:
Chili's domestic	2	0	5	2	823	821	6-8
Chili's international	0	0	1	0	12	0	2-4
Maggiano's	0	0	1	0	45	44	1-2
Total company-owned	2	0	7	2	880	865	9-14
Franchise restaurants:
Chili's domestic	0	0	1	2	441	447	3
Chili's international	10	6	21	25	287	276	31-33
Total franchise	10	6	22	27	728	723	34-36
Total restaurants:
Chili's domestic	2	0	6	4	1,264	1,268	9-11
Chili's international	10	6	22	25	299	276	33-37
Maggiano's	0	0	1	0	45	44	1-2
Grand total	12	6	29	29	1,608	1,588	43-50
At March 26, 2014, we owned the land and buildings for 190 of the 880 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $142.9 million and $118.2 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 26, 2014 and March 27, 2013, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
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
Our current initiatives are designed to drive profitable sales and traffic growth and improve the customer experience in our restaurants. We are investing in new kitchen equipment, operations software and reimage initiatives as the core pieces of our strategy. We have completed the installation of new kitchen equipment in our company-owned Chili's restaurants and are now expanding the project to include additional equipment. We anticipate that the upgraded kitchen equipment will consistently provide a higher quality product at a faster pace, enhancing both profitability and customer satisfaction. We believe the usability and efficiency of the equipment will result in substantial labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe will provide opportunities for sales and customer traffic growth.
All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to enhance the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants has improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have more timely visibility into operating performance and trends which will enhance decision making and improve profitability.
We have reimaged a significant number of our company-owned Chili's restaurants and are on track to complete a total of approximately 75 percent of company-owned restaurants by the end of fiscal 2014. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand and raises customer expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili's brand heritage. We believe that these updates will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales. In addition to our reimage initiative, we intend to grow our brands by opening restaurants in strategically desirable markets. We anticipate opening approximately eight to twelve Chili's restaurants this fiscal year.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. The upgraded kitchen equipment at Chili's has allowed for the development of several successful new menu items this year. In January 2014, we introduced our new Fresh Mex platform upgrading some of our current offerings and introducing a variety of new entrees. Other new menu items include the Santa Fe Quesadillas and the Bacon Avocado Chicken sandwich, which remains the best-selling sandwich on our menu. Additionally, the flatbreads continue to perform well. Our two for twenty dollars and lunch combo offerings, which continue to drive traffic and provide our customers an excellent value, have been refreshed with new menu items including Pork Carnitas Fajitas and the renovated Grilled Chicken Fajitas. We will continually seek opportunities to reinforce value and create interest with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
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

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through acquisitions, franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We completed the acquisition of 11 Chili's restaurants in Alberta, Canada last fiscal year and are excited about the potential growth for the Chili's brand in Canada. During the third quarter of fiscal 2014, ten new international Chili's restaurants were opened. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.
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
REVENUES
Total revenues for the third quarter of fiscal 2014 increased to $758.4 million, a 2.1% increase from the $742.8 million generated for the same quarter of fiscal 2013 driven by a 2.0% increase in company sales attributable to higher capacity and positive comparable restaurant sales (see table below). Total revenues for the thirty-nine week period ended March 26, 2014 were $2,146.7 million, a 1.5% increase from the $2,116.0 million generated for the same period in fiscal 2013 driven by a 1.5% increase in company sales attributable to higher capacity and a slight increase in comparable restaurant sales (see table below).

	Thirteen Week Period Ended March 26, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.7%	1.2%	0.7%	(1.2)%	1.6%
Chili’s (1)	0.7%	1.1%	0.8%	(1.2)%	1.6%
Maggiano’s	0.2%	1.5%	(0.4)%	(0.9)%	2.3%
Franchise (2)	0.2%
U.S.	0.1%
International	0.6%
Domestic (3)	0.5%
System-wide (4)	0.5%

	Thirteen Week Period Ended March 27, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(0.9)%	1.5%	0.5%	(2.9)%	0.2%
Chili’s (1)	(1.1)%	1.5%	0.6%	(3.2)%	0.2%
Maggiano’s	0.4%	1.6%	(0.2)%	(1.0)%	0.0%
Franchise (2)	1.3%
U.S.	(0.3)%
International	5.1%
Domestic (3)	(0.8)%
System-wide (4)	(0.2)%

	Thirty-Nine Week Period Ended March 26, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.1%	1.2%	0.9%	(2.0)%	1.1%
Chili’s (1)	0.0%	1.2%	1.0%	(2.2)%	1.1%
Maggiano’s	0.6%	1.2%	(0.1)%	(0.5)%	1.4%
Franchise (2)	(0.2)%
U.S.	(0.9)%
International	1.6%
Domestic (3)	(0.3)%
System-wide (4)	0.0%

	Thirty-Nine Week Period Ended March 27, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.8%	1.6%	1.0%	(1.8)%	0.0%
Chili’s (1)	0.8%	1.5%	1.0%	(1.7)%	0.0%
Maggiano’s	0.6%	2.3%	0.3%	(2.0)%	0.0%
Franchise (2)	2.4%
U.S.	2.1%
International	3.2%
Domestic (3)	1.2%
System-wide (4)	1.4%

(1)
Chili's company-owned comparable restaurant sales do not include sales generated by the 11 restaurants acquired in Canada in June 2013. Acquired or newly opened restaurants are not included in this calculation until 18 months of operations are completed. Chili's capacity for the third quarter and year-to-date periods of fiscal 2014 includes the impact of the Canada restaurants.

(2)
Revenues generated by franchisees are not included in revenues on the consolidated statements of comprehensive income; however, we generate royalty revenue and advertising fees based on franchise sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(3)	Domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(4)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise operated restaurants.
Chili’s company sales increased 2.1% to $645.8 million in the third quarter of fiscal 2014 from $632.6 million in the prior year primarily driven by increased restaurant capacity and comparable restaurant sales. For the year-to-date period, Chili's company sales increased 1.5% to $1,804.1 million compared to $1,777.2 million in fiscal 2013 due to increased restaurant capacity. Chili's company-owned restaurant capacity increased 1.6% and 1.1% for the third quarter and year-to-date period of fiscal 2014 (as measured by average-weighted sales weeks) compared to the respective prior year periods due to the acquisition of 11 restaurants in Canada in June 2013 and three net restaurant openings since the third quarter of fiscal 2013.
Maggiano’s company sales increased 1.4% to $93.4 million in the third quarter of fiscal 2014 from $92.1 million in the same quarter of fiscal 2013. For the year-to-date period, Maggiano's company sales increased 1.3% to $284.0 million compared to $280.3 million in fiscal 2013. The increases were primarily driven by increases in restaurant capacity and menu pricing. Maggiano's capacity increased 2.3% for the third quarter and 1.4% for the year-to-date period of fiscal 2014 (as measured by average-weighted sales weeks) compared to the respective prior year periods due to one restaurant opening since the third quarter of fiscal 2013.

Franchise and other revenues increased 6.1% to $19.2 million in the third quarter of fiscal 2014 compared to $18.1 million in the prior year primarily driven by other revenues. For the year-to-date period, franchise and other revenues increased slightly to $58.6 million compared to $58.5 million. Our franchisees generated approximately $414 million and $1,192 million in sales for the third quarter and year-to-date period of fiscal 2014.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.5% and 26.9% for the third quarter and year-to-date period of fiscal 2014 from 27.4% and 27.6% for the respective quarter and year-to-date prior year periods. Cost of sales was favorably impacted in the current year by the introduction of new menu items, improved waste control, efficiency gains related to new kitchen equipment and increased menu pricing. Commodity pricing for the third quarter was flat with higher meat and seafood costs offset by favorable pricing on other items. For the year-to-date period, commodity pricing was favorable primarily driven by other items.
Restaurant labor, as a percent of company sales, decreased to 31.6% for the third quarter and 32.2% for the year-to-date period of fiscal 2014 from 32.0% and 32.5% for the respective prior year periods. The decreases are primarily due to favorable health insurance expenses coupled with leverage related to higher revenue, partially offset by higher restaurant manager salaries and bonuses.
Restaurant expenses, as a percent of company sales, increased to 23.2% for the third quarter and 24.3% for the year-to-date period of fiscal 2014 from 22.7% and 23.8% for the respective prior year periods. The increases are primarily due to higher advertising, utilities and facilities expenses and costs associated with strategic initiatives, including new restaurant development.
Depreciation and amortization expense increased $1.0 million for the third quarter and $2.1 million for the year-to-date period of fiscal 2014 compared to the same periods of the prior year primarily due to investments in existing restaurants as well as the acquisition of 11 restaurants in Canada, partially offset by an increase in fully depreciated assets.
General and administrative expenses remained flat for the third quarter of fiscal 2014 as compared to the same period in the prior year. For the year-to-date period, general and administrative expenses decreased $3.5 million as compared to the same period in the prior year primarily due to lower performance-based and other compensation costs, partially offset by an increase in professional fees.
In the third quarter of fiscal 2014, we recorded $1.2 million of restaurant closure charges consisting primarily of lease termination charges and other costs associated with closed restaurants. Additionally, we incurred $0.7 million in severance and other benefits related to organization changes made during the third quarter. During the first nine months of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $2.3 million of restaurant closure charges consisting primarily of lease termination charges and incurred $1.1 million in severance and other benefits. Additionally, a $0.6 million gain was recorded primarily related to land sales in the second quarter.
In the third quarter of fiscal 2013, we incurred $1.3 million related to severance and other benefits. During the first nine months of fiscal 2013, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that continue to operate. We also recorded $2.9 million in restaurant closure charges, consisting primarily of $1.7 million in lease termination charges and $0.9 million primarily related to the write-down of land associated with a closed facility. Additionally, we recorded net gains of $2.4 million primarily related to land sales.
Interest expense remained flat for the third quarter and year-to-date periods of fiscal 2014 compared to the same prior year periods resulting from lower interest rates offset by higher borrowing balances.
INCOME TAXES
On a GAAP basis, the effective income tax rate increased to 30.4 percent for the third quarter of fiscal 2014 compared to 28.7 percent in the prior year. Excluding other gains and charges, the effective income tax rate increased to 30.6 percent in the third quarter of fiscal 2014 compared to 28.9 percent in the prior year. The increase in the quarterly effective tax rates was primarily due to increased earnings and lower tax credits as the impact of tax benefits related to other gains and charges was equivalent each quarter. The effective income tax rate on a GAAP basis for the year-to-date period of fiscal 2014 increased to 30.9 percent compared to 30.6 percent in the prior year. Excluding other gains and charges, the effective income tax rate increased to 31.0 percent in the year-to-date period of fiscal 2014 compared to 30.7 percent in the prior year. The increase in the year-to-date effective tax rates was primarily due to increased earnings and lower tax credits, partially offset by a higher tax benefit related to other gains and charges in the current year.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first nine months of fiscal 2014, net cash flow provided by operating activities was $277.1 million compared to $222.6 million in the prior year. The increase was driven by higher earnings in the current year and the timing of operational payments.
The working capital deficit increased to $221.1 million at March 26, 2014 from $191.6 million at June 26, 2013 primarily due to the seasonal increase in the gift card liability and increased income taxes payable in the first nine months of fiscal 2014.
Cash Flow used in Investing Activities

	Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(113,980)	$(98,690)
Proceeds from sale of assets	833	6,535
	$(113,147)	$(92,155)
Net cash used in investing activities for the first nine months of fiscal 2014 increased to approximately $113.1 million compared to $92.2 million in the prior year. Capital expenditures increased to approximately $114.0 million for the first nine months of fiscal 2014 compared to $98.7 million for the prior year. New restaurant construction and purchases for the ongoing Chili's reimage program increased in fiscal 2014 compared to the prior year. Capital expenditures in fiscal 2013 included purchases related to our kitchen retrofit initiative, which was completed in the second quarter of fiscal 2013. We estimate that our capital expenditures during fiscal 2014 will be approximately $150 million to $160 million and will be funded entirely by cash from operations.
Cash Flow used in Financing Activities

	Thirty-Nine Week Periods Ended
	March 26, 2014	March 27, 2013
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(191,811)	$(191,799)
Borrowings on revolving credit facility	98,000	110,000
Payments on revolving credit facility	(40,000)	0
Payments of dividends	(47,556)	(42,161)
Excess tax benefits from stock-based compensation	17,972	7,811
Payments on long-term debt	(19,890)	(19,785)
Proceeds from issuances of treasury stock	24,574	32,042
	$(158,711)	$(103,892)
Net cash used in financing activities for the first nine months of fiscal 2014 increased to $158.7 million from $103.9 million in the prior year primarily due to lower net borrowings on the credit facility and proceeds from issuances of treasury stock related to stock option exercises, partially offset by an increase in excess tax benefits from stock-based compensation.
We repurchased approximately 1.9 million shares of our common stock for $98.7 million in the third quarter and a total of 4.1 million shares for $191.8 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 386,000 shares for $20 million.

During the first nine months of fiscal 2014, $98 million was drawn from the the revolver primarily to fund share repurchases. We repaid $40 million of the outstanding balance leaving $192 million of credit available under the revolver as of March 26, 2014. In April 2014, an additional $22 million was borrowed from the revolver for general corporate purposes, including share repurchases.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at March 26, 2014 was approximately 0.15%. As of March 26, 2014, we were in compliance with all financial debt covenants.
As of March 26, 2014, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $47.6 million to common stock shareholders in the first nine months of fiscal 2014 compared to $42.2 million in dividends paid in same period of fiscal 2013. Our Board of Directors approved a 20 percent increase in the quarterly dividend from $0.20 to $0.24 per share effective with the dividend declared in August 2013. Additionally, we declared a quarterly dividend of $15.8 million in February 2014, paid on March 27, 2014. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2013, our Board of Directors authorized a $200.0 million increase to our existing share repurchase program. As of March 26, 2014, approximately $354.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first nine months of fiscal 2014, approximately 1.0 million stock options were exercised resulting in cash proceeds of $24.6 million. We received an excess tax benefit from stock-based compensation of $18.0 million during the first three quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares.
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

There were no changes in our internal control over financial reporting during our third quarter ended March 26, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
Failure to protect the integrity and security of personal information about our guests and team members may result in significant costs, possibly exposing us to litigation and damaging our sales and reputation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2014 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 26, 2013 through January 29, 2014	192,536	$49.72	179,700	$443,699
January 30, 2014 through February 26, 2014	801,966	$49.05	800,121	$404,433
February 27, 2014 through March 26, 2014	935,000	$53.22	935,000	$354,651
	1,929,502	$51.14	1,914,821

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2014, 14,681 shares were tendered by team members at an average price of $45.21.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Marie L. Perry, Senior Vice President and Treasurer, Controller and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)
Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)
Certification by Marie L. Perry, Senior Vice President and Treasurer, Controller and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BRINKER INTERNATIONAL, INC.

Date: May 5, 2014	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Marie L. Perry
Marie L. Perry,
Senior Vice President and Treasurer,
Controller and Chief Financial Officer
(Principal Financial Officer)