Form 10-K
period 2014-06-25
BRINKER INTERNATIONAL INC
filed 2014-08-25
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2014	Commission File No. 1-10275
____________________________________________________________________
BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,981,803,247.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, $0.10 par value	64,617,734 shares

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 25, 2014 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on October 30, 2014, to be dated on or about September 15, 2014, into Part III hereof, to the extent indicated herein.
PART I

Item 1.	BUSINESS.
General
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
We own, develop, operate and franchise the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for 39 years. Chili’s also enjoys a global presence with locations in 31 countries, including two U.S. territories, around the world. Consistent in all locations, whether domestic or international and company-owned or franchised, More Life Happens Here around every table, every day. Chili’s passion is making our guests feel special. Our Team Members, referred to as ChiliHeads, take special pride in proudly serving America’s Favorites Like No Place Else.
Chili’s varied menu features America’s favorites boldly flavored and freshly prepared, including several signature items such as Baby Back Ribs smoked in-house, Big Mouth Burgers, Signature Sizzling Fajitas, hand-battered Chicken Crispers and house-made Chips and Salsa. This year, Chili's introduced our Fresh Mex category with new flavorful baked enchiladas and Fresh Mex bowls. The all-day menu offers our guests a generous selection of appetizers, entrees and desserts at affordable prices. Special lunch combos are available on weekdays. In addition to our flavorful food options, Chili’s offers a full selection of alcoholic beverages available from the bar, with Margaritas and draft beer being favorites of our guests. For guests seeking convenience, Chili’s offers To Go service that can be ordered on-line, via mobile app, or by calling the restaurant. Most Chili’s offer a separate To Go entrance for quick service.
During the year ended June 25, 2014, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $17.69. The average revenue per meal, including alcoholic beverages, was approximately $14.31 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 85.9% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.1%. Our average annual sales volume per Chili’s restaurant during this same year was $3.1 million.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. The exterior of each Maggiano’s restaurant varies to reflect local architecture; however, the interior of all locations transport our guests back to a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities designed to host large party business or social events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers, entrées with bountiful portions of pasta, chicken, seafood, veal and prime steaks, and desserts. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of Handcrafted Classic Cocktails and premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.
During the year ended June 25, 2014, entrée selections ranged in menu price from $12.95 to $42.50. The average revenue per meal, including alcoholic beverages, was approximately $26.72 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 83.0% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 17.0%. Sales from events at our banquet facilities made up 19.4% of our total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.81 million.

Business Strategy
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment, spending levels and consumer confidence continued to improve steadily this fiscal year; however, the casual dining industry has continued to experience soft sales and traffic. Historically low interest rates have diverted consumer discretionary spending to bigger ticket items and housing. U.S. economic growth subsequent to the recession has been steady; however, wage growth has been slow. This slow recovery has challenged the restaurant industry and consumers since 2009 and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
Our current initiatives are designed to drive profitable sales and traffic growth and improve the guest experience in our restaurants. We have invested in upgraded kitchen equipment, operations software and reimage initiatives as components of our strategy.
The upgraded kitchen equipment has enabled us to provide a higher quality product at a faster pace, enhancing both profitability and customer satisfaction. We believe the usability and efficiency of the equipment will result in substantial labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe will provide opportunities for sales and customer traffic growth.
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
We have also leveraged technology initiatives to drive traffic and enhance the guest experience in our restaurants. All company-owned Chili’s restaurants are now outfitted with Ziosk table top devices which gives us the largest network of tabletop devices in the country. Ziosk is a multi-functional tablet which provides entertainment, ordering, guest survey and pay at the table capabilities. We plan to build on this momentum by investing in additional technology initiatives including upgrades to our on-line ordering and mobile platforms. We will also launch a loyalty program at Chili’s in fiscal 2015 which will utilize Ziosk and provide us an opportunity to interact with our guests on a more personal basis.
We have reimaged approximately 80 percent of our company-owned Chili's restaurants. We plan to complete this program in our company-owned restaurants by end of fiscal 2015, and continue to work with our franchisees to reimage their restaurants. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand and raises customer expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili's brand heritage. We believe that these updates will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales. In addition to our reimage initiative, we intend to grow our brands by opening restaurants in strategically desirable markets.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. We introduced the new Fresh Mex platform this year, upgraded some of our current offerings and added a variety of new entrees. New menu items include the Mix and Match Fajitas, Santa Fe Quesadillas and the Bacon Avocado Chicken sandwich, which remains the best-selling sandwich on our menu. Our $20 dinner for two and lunch combo offerings, which continue to drive traffic and provide our customers an excellent value, have been refreshed with new menu items including Pork Carnitas Fajitas and the updated Grilled Chicken Fajitas. We will continually seek opportunities to reinforce value and create interest for Chili's with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value. Chili’s also introduced a new line of Chili’s branded frozen entrees at the end of fiscal 2014 and is now available domestically in over 13,000 retail locations.
Improvements at Chili's will have the most significant impact on the business; however, our results also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and has opened two restaurants this year based on a new prototype, excluding banquet space. This new prototype will allow the brand to enter new markets that were not suitable for the existing model. Maggiano's offers a compelling menu and great value with On the House Classic Pasta, Marco's Meal and the new Stuffed Pasta entrees. A new lighter version of Maggiano’s traditional menu items will be offered beginning in September. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through acquisitions, franchise relationships, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We completed the acquisition of 11 Chili's restaurants in Alberta, Canada at the end of last fiscal year and are excited about the potential growth for the Chili's brand in Canada. Thirty-two new international Chili's restaurants were opened this year and we plan on opening another 35 to 39 international restaurants in the upcoming fiscal year. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.
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
Company Development
In fulfilling our long-term vision, over the past fiscal year we continued the expansion of our restaurant brands domestically through a select number of new company-owned restaurants in strategically desirable markets. We will concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands.
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
The following table illustrates the system-wide restaurants opened in fiscal 2014 and the planned openings in fiscal 2015:

	Fiscal 2014 Openings(1)	Fiscal 2015 Projected Openings
Chili’s:
Company-owned	10	8 - 10
Franchise(2)	2	5
Maggiano’s	2	4
International:
Company-owned(3)	3	1
Franchise(3)	29	34 - 38
Total	46	52 - 58
____________________________________________________________________

(1)	The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2014.

(2)	The numbers on this line for fiscal 2015 are projected domestic franchise openings.

(3)	The numbers on this line are for Chili’s.

We periodically re-evaluate company-owned restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed eight company-owned restaurants in fiscal 2014. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. These closed restaurants were generally performing below our standards or were near or at the expiration of their lease term. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
In addition to our development of company-owned restaurants, our restaurant brands will maintain expansion through our franchisees and joint venture partners.
As part of our strategy to expand through our franchisees, our franchise operations (domestically and internationally) increased in fiscal 2014. The following table illustrates the percentages of franchise operations as of June 25, 2014 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	33%	95%	45%
Chili’s	35%	95%	47%
Maggiano’s	—%	—%	—%
____________________________________________________________________

(1)	The percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	The percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	The percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
Domestic
Domestic expansion is also focused on growing our number of franchised restaurants. We are accomplishing this through existing, new or renewed development obligations with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). As of June 25, 2014, nine total domestic development arrangements existed. A typical domestic franchise development agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic franchise development agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses and food courts) that can adequately support our restaurant brands.
During the year ended June 25, 2014, our domestic franchisees opened two Chili’s restaurants.
International
We continue our international growth through development agreements with new and existing franchisees and joint venture partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 25, 2014, we had 22 total development arrangements. During fiscal year 2014, our international franchisees and joint venture partners opened 29 Chili’s restaurants. In the same year, we entered into new development agreements with franchisees for development in Kuwait for five Chili's Express restaurants and Tunisia for five Chili's restaurants. We also entered into a new development agreement with one of our existing franchisees for development in Mexico City and certain surrounding Mexican states for 17 additional Chili's restaurants. Following the end of our fiscal year 2014, we also entered into a new development agreement with a franchisee for development in Morocco for five Chili's restaurants.

As we develop Chili’s internationally, we will selectively pursue expansion through various means, including franchising, joint ventures and acquisitions. Similar to our domestic franchise agreements, a typical international franchise development agreements provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future development agreements to remain limited to enterprises who demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement, as well as, in some instances, multi-brand operations.
During the year ended June 25, 2014, we opened three company-owned Chili's restaurants, two in Mexico City and one in Alberta, Canada.
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
We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members, and enjoy turnover of managers and team members that is below industry averages.
We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two-to-three months for restaurant management trainees, as well as special training for high-potential managers. We also provide reoccurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of protein products, we do require our suppliers to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Due to the relatively rapid turnover of perishable food products, inventories in the restaurants, which consists primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees and joint venture operations may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
Our brands generally target the 25 to 59 year-old age group, which constitutes approximately 47 percent of the United States population. It is our belief that these consumers value the benefits of the casual dining category for multiple meal occasions. Brinker has launched several brand initiatives aimed at making both brands more relevant for today's evolving consumer. From restaurant reimages designed to provide a more comfortable, up-to-date environment, to new kitchen equipment and procedures that deliver a more consistent food experience, to food innovation with quality ingredients, made with care and attractively presented, to brand messaging that leverages the unique connections each brand has with its guests. We engage with our target groups, through a mix of national television, digital, radio, print, outdoor, online advertising, as well as mail (direct and electronic), and social media with each of our restaurant brands utilizing one or more of these mediums to meet their communication strategy and budget.

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
Team Members
As of June 25, 2014, we employed approximately 55,586 team members, of which 614 were restaurant support center personnel in Dallas, and 4,023 were restaurant area directors, managers, or trainees. The remaining 51,949 were employed in non-management restaurant positions. Our executive officers have an average of 22 years of experience in the restaurant industry.
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
Available Information
We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy.

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
The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. Despite a slowly rebounding U.S. employment market, there is active competition for quality management personnel and hourly team members. We continue to face competition as a result of several factors, including quick service and fast casual restaurants also offering high quality food and beverage offerings, the convergence in grocery, deli and restaurant services, including the grocery industry offering of convenient meals in the form of improved entrees and side dishes. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs.
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
The slow global economic recovery continues to impact consumer discretionary spending and a continued and prolonged economic recovery could result in declines in consumer discretionary spending materially affecting our financial performance in the future.
The restaurant industry is dependent upon consumer discretionary spending. Consumer confidence has not fully recovered from prior lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of significantly limited job availability, slow recovering home values, limited investment gains in the financial markets and continued reduced access to credit. Economic headwinds were encountered in fiscal 2014, including increased personal income taxes and payroll taxes. Economic improvement in the restaurant industry continues to come from cost savings initiatives as well as our success to improve the guest experience within our existing restaurant locations. If this current slow economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of the prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Leading economic indicators such as employment and consumer confidence remain challenged and are only showing meaningful improvement towards the end of fiscal 2014. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will also result in lower royalties collected, sales deleverage, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. The result could be further reductions in staff levels, asset impairment charges and potential restaurant closures.
Future slow global economic recovery or recessionary effects on us are unknown at this time and could have a potential material adverse affect on our financial position and results of operations. There is no assurance that the government’s plan to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.
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
We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including, tip credits, working conditions, safety standards and immigration status. We have experienced and continue to expect adjustments in payroll expenses as a result of federal and state mandated increases in the minimum wage; we cannot be certain there will be no additional significant increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to review the Affordable Care Act and regulations issued related to the law to evaluate the potential impact of this law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.
We are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We do not expect to incur material costs from compliance with the provision of the Affordable Care Act requiring disclosure of calories on the menus, but cannot reliably anticipate any changes in guest behavior resulting from implementation of this portion of the law, which could have adverse effects on our sales or results of operations.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather, natural disasters such as floods, drought and hurricanes; the inability of our suppliers to obtain credit in a tight credit market; food safety warnings or advisories or the prospect of such pronouncements; or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.
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

•	identify adequate sources of capital to fund and finance strategic initiatives, including reimaging of existing restaurants, new restaurant development and new equipment;

•	identify available, suitable and economically viable locations for new restaurants;

•	obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis;

•	hire all necessary contractors and subcontractors, obtain construction materials at suitable prices, and maintain construction schedules; and

•	hire and train or retain qualified managers and team members for existing and new restaurants.
The success of our franchisees is important to our future growth.
We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to maintain brand consistency, the franchise relationship reduces our direct day-to-day control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of same. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; and failure to comply with food quality and preparation requirements subjecting us to litigation even when we are not legally liable for a franchisee’s actions or failure to act.
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
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. A security breach or cyber attack could include theft of credit card data or other personal information as well as our intellectual property. Significant capital investments might be required to remediate any problems.
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
We receive and maintain certain personal information about our guests and teammates. The use of this information by us is regulated at the federal and state levels, as well as by certain third party contracts. If we or our business associates fail to comply with these laws and regulations or our information systems are compromised as a result of a cyber attack or any other failure it could adversely and materially affect our reputation, as well as operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change or cyber risks evolve pertaining to this data, we may incur additional costs to ensure we remain in compliance.

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
Previous disruptions to the global financial markets and continuing slow economic recovery have adversely impacted the availability of credit already arranged and the availability and cost of credit in the future. The disruptions in the financial markets also had an adverse effect on the U.S. and world economy, which has negatively impacted consumer spending patterns. There can be no assurance that various U.S. and world government present and future responses to the previous disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity or the availability of credit.
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
We make certain estimates and projections with regards to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or discounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
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
Restaurant Locations
At June 25, 2014, our system of company-owned and franchised restaurants included 1,615 restaurants located in 50 states and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Columbia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:
Table 1: Company-owned vs. franchise (by brand) as of June 25, 2014:

Chili’s
Company-owned (domestic)	824
Company-owned (international)	14
Franchise	731
Maggiano’s
Company-owned	46
Total	1,615
Table 2: Domestic vs. foreign locations (by brand) as of June 25, 2014 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and territories)
Chili’s	1,262(50)	307(31)
Maggiano’s	46(21 & D.C.)	—
Restaurant Property Information
The following table illustrates the approximate average dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Maggiano’s
Square Feet	3,930-6,000	7,700-24,000
Dining Seats	150-252	200-700
Dining Tables	35-54	35-150

The leases typically provide for a fixed rental plus percentage rentals based on sales volume. At June 25, 2014, we owned the land and building for 189 of our 884 company-owned restaurant locations (domestic and international). For these 189 restaurant locations, the net book value for the land was $143 million and for the buildings was $120 million. For the remaining 695 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $526 million. The 695 leased restaurant locations can be categorized as follows: 549 are ground leases (where we lease land only, but own the building) and 146 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of five to 30 years, with renewal terms of one to 35 years.

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
The aggregate litigation reserves of approximately $39.5 million established in the fourth quarter of fiscal 2014 are based on the terms set forth in the applicable agreements and our reasonable expectations regarding future events. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis.  Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
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
On April 8, 2014, the parties participated in mediation where preliminary settlement discussions began, but a settlement was not achieved and significant issues remained outstanding.  On August 6, 2014, the parties reached a preliminary settlement agreement, which remains subject to court approval, to resolve all claims in exchange for a settlement payment not to exceed $56.5 million.  We established a reserve of approximately $39.0 million related to this pending class action litigation, but the actual amount of any settlement payment could vary from our reserve and will be subject to many factors including approval by the court, claims process, and other matters typically associated with the potential settlement of complex class action litigation.

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
Fiscal year ended June 25, 2014:

	High	Low
First Quarter	$43.74	$38.19
Second Quarter	$47.37	$38.87
Third Quarter	$55.00	$44.77
Fourth Quarter	$53.55	$48.04

Fiscal year ended June 26, 2013:

	High	Low
First Quarter	$35.98	$30.62
Second Quarter	$35.30	$28.71
Third Quarter	$37.07	$30.39
Fourth Quarter	$41.60	$37.25
As of August 11, 2014, there were 547 holders of record of our common stock.
During the fiscal year ended June 25, 2014, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.24	August 22, 2013	September 6, 2013	September 26, 2013
$0.24	November 7, 2013	December 6, 2013	December 26, 2013
$0.24	February 6, 2014	March 7, 2014	March 27, 2014
$0.24	May 29, 2014	June 13, 2014	June 26, 2014

The graph below matches Brinker International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.
The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 24, 2009 and its relative performance is tracked through June 25, 2014. The values shown are neither indicative nor determinative of future performance.

	2009	2010	2011	2012	2013	2014
Brinker International	$100.00	$93.74	$163.11	$207.88	$269.56	$362.47
S&P 500	$100.00	$114.43	$149.55	$157.70	$190.18	$236.98
S&P Restaurants(1)	$100.00	$125.12	$175.31	$203.54	$233.94	$266.69
____________________________________________________________________

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.
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
During the three-year period ended on August 11, 2014, we issued no securities which were not registered under the Securities Act of 1933, as amended.
We continue to maintain our share repurchase program; on August 22, 2013, our Board of Directors increased our share repurchase authorization by $200 million, bringing the total authorization to $3,585 million. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(b)
March 27, 2014 through April 30, 2014	385,924	$51.81	385,856	$334,651
May 1, 2014 through May 28, 2014	—	$—	—	$334,651
May 29, 2014 through June 25, 2014	549,000	$50.58	549,000	$306,869
Total	934,924	$51.09	934,856
____________________________________________________________________

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2014, 68 shares were tendered by team members at an average price of $53.56.

(b)	The final amount shown is as of June 25, 2014.

Item 6.	SELECTED FINANCIAL DATA.
The information set forth in that section entitled “Selected Financial Data” in our 2014 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report to Shareholders is presented on pages F-2 through F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2014 Annual Report to Shareholders presented on page F-12 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
We refer you to the Index to Financial Statements attached hereto on page 21 for a listing of all financial statements in our 2014 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are in our 2014 Annual Report to Shareholders and are presented on pages F-33 through F-35 of Exhibit 13 to this document. We incorporate these reports in this document by reference.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter ended June 25, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,
you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.
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
If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2014”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.
If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 15, 2014, for the annual meeting of shareholders on October 30, 2014. We incorporate that information in this document by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements.
We make reference to the Index to Financial Statements attached to this document on page 21 for a listing of all financial statements attached as Exhibit 13 to this document.
(a)(2) Financial Statement Schedules.
None.
(a)(3) Exhibits.
We make reference to the Index to Exhibits preceding the exhibits attached hereto on pages E-1 for a list of all exhibits filed as a part of this document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ MARIE L. PERRY
Marie L. Perry, Senior Vice President, Treasurer, Controller and Chief Financial Officer
Dated: August 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 25, 2014.

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International, President of Chili's Grill & Bar (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ MARIE L. PERRY	Senior Vice President, Treasurer, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)
Marie L. Perry

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ GERARDO I. LOPEZ	Director
Gerardo I. Lopez

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ ROSENDO G. PARRA	Director
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

13	2014 Annual Report to Shareholders.(9)

21	Subsidiaries of the Registrant.(10)

23	Consent of Independent Registered Public Accounting Firm.(10)

31(a)	Certification by Wyman T. Roberts, President, Chief Executive Officer and President of Chili's Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(10)

31(b)	Certification by Marie L. Perry, Senior Vice President, Treasurer, Controller and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(10)

32(a)
Certification by Wyman T. Roberts, President, Chief Executive Officer and President of Chili's Grill & Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

32(b)
Certification by Marie L. Perry, Senior Vice President, Treasurer, Controller and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

99(a)	Proxy Statement of Registrant.(11)

101+	Interactive Data File

+
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________________________________________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended December 25, 2013, and incorporated herein by reference.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an Appendix A to Proxy Statement of Registrant to be filed on or about September 17, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to current report on Form 8-K dated August 9, 2011, and incorporated herein by reference.

(9)	Portions filed herewith, to the extent indicated herein.

(10)	Filed herewith.

(11)	To be filed on or about September 15, 2014.

E - 1