Form 10-Q
period 2014-09-24
BRINKER INTERNATIONAL INC
filed 2014-11-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 24, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2014
Common Stock, $0.10 par value	63,555,675 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 24, 2014	June 25, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$63,691	$57,685
Accounts receivable	38,452	47,850
Inventories	24,161	23,643
Prepaid expenses and other	61,963	65,506
Deferred income taxes	12,840	16,170
Total current assets	201,107	210,854
Property and Equipment, at Cost:
Land	148,053	149,184
Buildings and leasehold improvements	1,503,590	1,483,894
Furniture and equipment	598,526	593,344
Construction-in-progress	24,817	32,844
	2,274,986	2,259,266
Less accumulated depreciation and amortization	(1,224,510)	(1,202,812)
Net property and equipment	1,050,476	1,056,454
Other Assets:
Goodwill	133,194	133,434
Deferred income taxes	32,202	30,090
Intangibles, net	18,349	18,841
Other	40,883	40,931
Total other assets	224,628	223,296
Total assets	$1,476,211	$1,490,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$27,959	$27,884
Accounts payable	90,137	102,931
Accrued liabilities	321,697	328,017
Income taxes payable	1,104	7,278
Total current liabilities	440,897	466,110
Long-term debt, less current installments	865,272	832,302
Other liabilities	131,861	129,098
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 64,203,210 shares outstanding at September 24, 2014, and 176,246,649 shares issued and 64,558,909 shares outstanding at June 25, 2014	17,625	17,625
Additional paid-in capital	477,274	484,320
Accumulated other comprehensive loss	(1,747)	(940)
Retained earnings	2,320,687	2,306,532
	2,813,839	2,807,537
Less treasury stock, at cost (112,043,439 shares at September 24, 2014 and 111,687,740 shares at June 25, 2014)	(2,775,658)	(2,744,443)
Total shareholders’ equity	38,181	63,094
Total liabilities and shareholders’ equity	$1,476,211	$1,490,604
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	September 24, 2014	September 25, 2013
Revenues:
Company sales	$686,864	$664,502
Franchise and other revenues	24,154	20,158
Total revenues	711,018	684,660
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	184,785	180,658
Restaurant labor	227,276	218,716
Restaurant expenses	175,538	167,690
Company restaurant expenses	587,599	567,064
Depreciation and amortization	35,542	33,156
General and administrative	32,634	34,421
Other gains and charges	933	1,006
Total operating costs and expenses	656,708	635,647
Operating income	54,310	49,013
Interest expense	6,999	7,013
Other, net	(503)	(582)
Income before provision for income taxes	47,814	42,582
Provision for income taxes	15,076	13,370
Net income	$32,738	$29,212

Basic net income per share	$0.51	$0.44

Diluted net income per share	$0.49	$0.42

Basic weighted average shares outstanding	64,668	66,693

Diluted weighted average shares outstanding	66,263	68,802

Other comprehensive income (loss):
Foreign currency translation adjustment	$(807)	$65
Other comprehensive income (loss)	(807)	65
Comprehensive income	$31,931	$29,277

Dividends per share	$0.28	$0.24

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Week Periods Ended
	September 24, 2014	September 25, 2013
Cash Flows from Operating Activities:
Net income	$32,738	$29,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,542	33,156
Stock-based compensation	3,788	5,000
Deferred income taxes	1,218	1,862
Restructure charges and other impairments	933	640
Net loss on disposal of assets	714	1,199
Gain on equity investments	(108)	(122)
Other	219	165
Changes in assets and liabilities:
Accounts receivable	8,324	8,429
Inventories	(518)	531
Prepaid expenses and other	4,315	1,404
Intangibles and other assets	(932)	(727)
Accounts payable	(4,322)	(4,469)
Accrued liabilities	(9,305)	(19,765)
Current income taxes	(5,113)	(1,494)
Other liabilities	3,405	395
Net cash provided by operating activities	70,898	55,416
Cash Flows from Investing Activities:
Payments for property and equipment	(40,183)	(29,844)
Proceeds from sale of assets	1,216	0
Net cash used in investing activities	(38,967)	(29,844)
Cash Flows from Financing Activities:
Purchases of treasury stock	(53,316)	(66,301)
Borrowings on revolving credit facility	40,000	60,000
Payments of dividends	(17,198)	(15,281)
Excess tax benefits from stock-based compensation	9,376	13,924
Payments on long-term debt	(6,669)	(6,630)
Proceeds from issuances of treasury stock	1,882	4,953
Payments on revolving credit facility	0	(20,000)
Net cash used in financing activities	(25,925)	(29,335)
Net change in cash and cash equivalents	6,006	(3,763)
Cash and cash equivalents at beginning of period	57,685	59,367
Cash and cash equivalents at end of period	$63,691	$55,604

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of September 24, 2014 and June 25, 2014 and for the thirteen week periods ended September 24, 2014 and September 25, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 24, 2014, we owned, operated or franchised 1,622 restaurants in the United States and 29 countries and two territories outside of the United States.
We discovered an immaterial error related to the classification of certain revenues and expenses in the consolidated statements of comprehensive income in the previously issued financial statements for the year ended June 25, 2014 primarily related to Maggiano’s delivery services.  The amounts had previously been reported net instead of gross. The error did not impact net income as previously reported or any prior amounts reported on the consolidated balance sheets, statements of cash flows or statements of shareholders' equity.  We corrected the error by adjusting the previously reported consolidated statement of comprehensive income for the thirteen week period ended September 25, 2013, which resulted in a $0.7 million increase in franchise and other revenues and restaurant expenses.
The foreign currency translation adjustment included in comprehensive income on the consolidated statements of comprehensive income represents the unrealized impact of translating the financial statements of the Canadian restaurants from Canadian dollars, the functional currency, to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the business. The accumulated other comprehensive loss is presented on the consolidated balance sheets.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 25, 2014 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 450,000 stock options and restricted share awards outstanding at September 24, 2014 and 333,000 stock options and restricted share awards outstanding at September 25, 2013 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	September 24, 2014	September 25, 2013
Basic weighted average shares outstanding	64,668	66,693
Dilutive stock options	653	932
Dilutive restricted shares	942	1,177
	1,595	2,109
Diluted weighted average shares outstanding	66,263	68,802
3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 24, 2014	June 25, 2014
3.88% notes	$299,744	$299,736
2.60% notes	249,873	249,864
Term loan	181,250	187,500
Revolving credit facility	120,000	80,000
Capital lease obligations	42,364	43,086
	893,231	860,186
Less current installments	(27,959)	(27,884)
	$865,272	$832,302
During the first three months of fiscal 2015, $40 million was drawn from the revolving credit facility primarily to fund share repurchases, leaving $130 million of credit available under the revolving credit facility as of September 24, 2014.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 24, 2014 was approximately 0.15%. Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

4. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 24, 2014	June 25, 2014
Gift cards	$98,939	$104,378
Payroll	64,037	77,585
Litigation reserves	39,500	39,500
Sales tax	18,515	19,622
Insurance	22,019	20,652
Property tax	18,114	14,209
Dividends	18,150	15,625
Other	42,423	36,446
	$321,697	$328,017
Other liabilities consist of the following (in thousands):

	September 24, 2014	June 25, 2014
Straight-line rent	$58,301	$57,462
Insurance	37,247	36,352
Landlord contributions	24,748	23,404
Unrecognized tax benefits	5,347	5,247
Other	6,218	6,633
	$131,861	$129,098

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of property and equipment and liquor licenses in the second and fourth quarters or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2015 and fiscal 2014.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The fair values of the 2.60% notes and 3.88% notes are based on quoted market prices and are considered Level 2 fair value measurements. At September 24, 2014, the 2.60% notes had a carrying value of $249.9 million and a fair value of $250.0 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $291.6 million. At June 25, 2014, the 2.60% notes had a carrying value of $249.9 million and a fair value of $250.4 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $290.2 million. The carrying amount of debt outstanding pursuant to the term loan and revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates (Level 2).
6. SHAREHOLDERS’ EQUITY
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. We repurchased approximately 1.1 million shares of our common stock for $53.3 million during the first quarter of fiscal 2015 including 871,000 shares purchased under the share repurchase program. As of September 24, 2014, approximately $613.0 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first quarter of fiscal 2015, we granted approximately 219,000 stock options with a weighted average exercise price of $49.04 and a weighted average fair value of $11.61, and approximately 220,000 restricted share awards with a weighted average fair value of $48.90. Additionally, during the first quarter of fiscal 2015, approximately 81,000 stock options were exercised resulting in cash proceeds of approximately $1.9 million. We received an excess tax benefit from stock-based compensation of approximately $9.4 million during the first quarter primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first quarter of fiscal 2015, we paid dividends of $17.2 million to common stock shareholders, compared to $15.3 million in the first quarter of the prior year. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014 of $18.2 million, which was paid during the second quarter on September 25, 2014. The dividend accrual was included in accrued liabilities on our consolidated balance sheet as of September 24, 2014.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first quarter of fiscal 2015 and 2014 are as follows (in thousands):

	September 24, 2014	September 25, 2013
Income taxes, net of refunds	$8,758	$(1,729)
Interest, net of amounts capitalized	1,774	1,808

Non-cash investing and financing activities for the first quarter of fiscal 2015 and 2014 are as follows (in thousands):

	September 24, 2014	September 25, 2013
Retirement of fully depreciated assets	$12,376	$9,514
Accrued dividends	18,150	16,047

8. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 24, 2014 and June 25, 2014, we have outstanding lease guarantees or are secondarily liable for $115.6 million and $116.5 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2015 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 24, 2014, as the likelihood of default by the buyers on the assignment agreements was deemed to be less than probable.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 24, 2014, we had $32.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
The aggregate litigation reserves of approximately $39.5 million at September 24, 2014 are based on the terms set forth in the applicable agreements and our reasonable expectations regarding future events. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks, styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. The lawsuit sought penalties and attorney’s fees and was certified as a class action by the trial court in July 2006. In July 2008, the California Court of Appeal decertified the class action on all claims with prejudice. In October 2008, the California Supreme Court granted a writ to review the decision of the Court of Appeal and oral arguments were heard by the California Supreme Court on November 8, 2011. On April 12, 2012, the California Supreme Court issued an opinion affirming in part, reversing in part, and remanding in part for further proceedings. The California Supreme Court’s opinion resolved many of the legal standards for meal periods and rest breaks in our California restaurants. On September 26, 2013, the trial court granted plaintiffs’ motion to certify a meal period subclass and denied our motion to decertify the rest period subclass.
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
We are engaged in various other legal proceedings and have certain unresolved claims pending. Reserves have been established based on our best estimates of our potential liability in certain of these matters. Based upon consultation with legal counsel, Management is of the opinion that there are no matters pending or threatened which are likely to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.
9. SUBSEQUENT EVENTS
In October 2014, an additional $43 million was borrowed from the revolver for general corporate purposes, including share repurchases. Subsequent to the end of the quarter, we repurchased approximately 810,000 shares for $42.0 million.
On October 30, 2014, our Board of Directors declared a quarterly dividend of $0.28 per share to be paid on December 26, 2014 to shareholders of record as of December 5, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended
	September 24, 2014	September 25, 2013
Revenues:
Company sales	96.6%	97.1%
Franchise and other revenues	3.4%	2.9%
Total revenues	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.9%	27.2%
Restaurant labor (1)	33.1%	32.9%
Restaurant expenses (1)	25.5%	25.2%
Company restaurant expenses (1)	85.5%	85.3%
Depreciation and amortization	5.0%	4.8%
General and administrative	4.6%	5.0%
Other gains and charges	0.1%	0.1%
Total operating costs and expenses	92.4%	92.8%
Operating income	7.6%	7.2%
Interest expense	1.0%	1.1%
Other, net	(0.1)%	(0.1)%
Income before provision for income taxes	6.7%	6.2%
Provision for income taxes	2.1%	1.9%
Net income	4.6%	4.3%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2015:

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015
Company-owned restaurants:
Chili's domestic	1	3	824	824	8-10
Chili's international	0	0	14	11	1
Maggiano's	2	0	48	44	3
Total company-owned	3	3	886	879	12-14
Franchise restaurants:
Chili's domestic	3	1	439	443	5
Chili's international	6	5	297	274	34-38
Total franchise	9	6	736	717	39-43
Total restaurants:
Chili's domestic	4	4	1,263	1,267	13-15
Chili's international	6	5	311	285	35-39
Maggiano's	2	0	48	44	3
Grand total	12	9	1,622	1,596	51-57
At September 24, 2014, we owned the land and buildings for 189 of the 886 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $142.2 million and $120.8 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 24, 2014 and September 25, 2013, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 24, 2014, we owned, operated, or franchised 1,622 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment, spending levels and consumer confidence continued to improve steadily this quarter and have resulted in slight improvements for the industry; however, sales and traffic have been a challenge for the industry over the last five years. More recently, historically low interest rates have diverted consumer discretionary spending to bigger ticket items and housing. U.S. economic growth subsequent to the recession has been steady; however, wage growth has been slow. This slow recovery has challenged the restaurant industry and consumers since 2009 and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
Our current initiatives are designed to drive profitable sales and traffic growth and improve the customer experience in our restaurants. Our investments in kitchen equipment, operations software and reimages have helped us improve operational efficiency and enhance the relevance of the Chili’s brand. Upgraded kitchen equipment has enabled us to provide a higher quality product at a faster pace, enhancing both profitability and guest satisfaction. We believe the usability and efficiency of the equipment will result in substantial labor savings over time. Also, the flexibility of our equipment allows for the development of new menu categories that we believe will provide opportunities for sales and customer traffic growth.
All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to improve the efficiency of our restaurant operations and reporting capabilities. Timely and more detailed reporting in our restaurants has improved inventory and labor management while reducing software maintenance costs. Additionally, our management team will have more timely visibility into operating performance and trends which will enhance decision making and improve profitability.
We have also differentiated the Chili’s brand by leveraging technology initiatives to engage our guests and drive traffic. All company-owned Chili’s restaurants are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey and pay at the table capabilities. We plan to build on this momentum by launching a Chili’s loyalty program later this fiscal year which will utilize our existing tabletop technology and provide us an opportunity to interact with our guests on a more personal basis. We are also investing in additional upgrades to our on-line ordering and mobile platforms.
We have reimaged approximately 90 percent of our company-owned Chili's restaurants and plan to complete the initiative by the end of fiscal 2015. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand and raises customer expectations regarding the quality of the experience. The design is contemporary while staying true to the Chili's brand heritage. We believe that these updates will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide a long-term positive impact to traffic and sales. In addition to our reimage initiative, we intend to grow our brands by opening restaurants in strategically desirable markets. We anticipate opening eight to ten company-owned Chili’s restaurants in fiscal 2015.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. This quarter, we added Top Shelf Enchiladas to the successful Fresh Mex platform that was introduced last year. This platform includes Fresh Mex Bowls, Mix and Match Fajitas and Tableside Guacamole. Our burger menu was also updated with a new line of Craft Burgers, featuring fresh potato buns and house made garlic pickles. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and plans to open three restaurants this fiscal year based on the new prototype, which excludes banquet space. This new prototype will allow the brand to enter new markets for which the existing model was not suited. Maggiano's offers a compelling menu with the new Lighter Take options which feature lighter, full portion versions of classic Italian dishes with one third less calories. On the House Classic Pasta, Marco's Meal and the new Stuffed Pasta entrees continue to exceed our guests' expectations regarding traditional Italian fare. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, acquisitions, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We opened one new company-owned Chili's restaurant in Canada in fiscal 2014 and are excited about the potential growth for the brand in Canada. We plan to open 35 to 39 new international Chili's restaurants this year, including one company-owned location in Canada in fiscal 2015. Our growing franchise operations both domestically and internationally enable us to improve margins as royalty payments impact the bottom line.
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
REVENUES
Total revenues for the first quarter of fiscal 2015 increased to $711.0 million, a 3.8% increase from the $684.7 million generated for the same quarter of fiscal 2014 driven by a 3.4% increase in company sales attributable to positive comparable restaurant sales and higher capacity (see table below).

	Thirteen Week Period Ended September 24, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.4%	1.7%	0.4%	0.3%	0.8%
Chili’s (1)	2.6%	1.8%	0.7%	0.1%	0.5%
Maggiano’s	0.6%	1.5%	(1.8)%	0.9%	7.0%
Chili's Franchise (2)	1.0%
U.S.	1.7%
International	(0.5)%
Chili's Domestic (3)	2.3%
System-wide (4)	1.9%

	Thirteen Week Period Ended September 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(1.3)%	0.9%	1.1%	(3.3)%	1.5%
Chili’s (1)	(1.6)%	0.9%	0.9%	(3.4)%	1.6%
Maggiano’s	0.6%	0.6%	2.1%	(2.1)%	0.0%
Chili's Franchise (2)	(1.0)%
U.S.	(2.6)%
International	2.7%
Chili's Domestic (3)	(1.9)%
System-wide (4)	(1.2)%

(1)
Chili's company-owned comparable restaurant sales do not include sales generated by the 12 Canadian restaurants. Acquired or newly opened restaurants are not included in this calculation until 18 months of operations are completed.

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
Chili’s company sales increased 3.2% to $600.1 million in the first quarter of fiscal 2015 from $581.6 million in the same quarter of fiscal 2014 primarily driven by increased comparable restaurant sales and restaurant capacity. Chili's company-owned restaurant capacity increased 0.5% for the first quarter of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year quarter due to three net restaurant openings since the first quarter of fiscal 2014.
Maggiano’s company sales increased 4.7% to $86.8 million in the first quarter of fiscal 2015 from $82.9 million in the same quarter of fiscal 2014. The increases were primarily driven by increases in restaurant capacity, menu pricing and traffic, partially offset by unfavorable mix. Maggiano's capacity increased 7.0% for the first quarter of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year quarter due to four restaurant openings since the first quarter of fiscal 2014.
Franchise and other revenues increased 19.8% to $24.2 million in the first quarter of fiscal 2015 compared to $20.2 million in the prior year primarily driven by the revenues associated with tabletop devices, royalty revenues related to Chili's new retail food products, and higher international royalty income due to international franchise restaurant openings. Our franchisees generated approximately $397 million in sales for the first quarter of fiscal 2015 compared to approximately $389 million in sales for the first quarter of fiscal 2014.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.9% for the first quarter of fiscal 2015 from 27.2% for the prior year period. Cost of sales, as a percent of company sales, was favorably impacted by menu pricing, menu item changes, efficiency gains related to new fryer equipment, and improved waste control, partially offset by unfavorable pricing primarily related to burger meat, cheese and avocados which are market based, as well as unfavorable pricing related to seafood.
Restaurant labor, as a percent of company sales, increased to 33.1% for the first quarter of fiscal 2015 from 32.9% for the prior year period. The increase is primarily due to higher restaurant manager bonuses driven by improved operating performance, increased wages resulting from minimum wage increases, as well as higher payroll tax rates. Restaurant labor, as a percent of company sales, was positively impacted by decreased employee health insurance expenses resulting from favorable claims experience as compared to the prior year period coupled with leverage related to higher company sales.
Restaurant expenses, as a percent of company sales, increased to 25.5% for the first quarter of fiscal 2015 from 25.2% for the prior year period. The increase is primarily due to equipment charges associated with tabletop devices and higher credit card fees, partially offset by leverage related to higher company sales.
Depreciation and amortization expense increased $2.4 million for the first quarter of fiscal 2015 compared to the same period of the prior year primarily due to investments in the Chili's reimage program, fryer equipment and new restaurant openings, partially offset by an increase in fully depreciated assets.

General and administrative expenses decreased $1.8 million for the first quarter of fiscal 2015 as compared to the same period in the prior year primarily due to a special stock-based compensation grant in the prior year and lower professional fees related to litigation.
Other gains and charges in the first quarter of fiscal 2015 and fiscal 2014 consists primarily of charges associated with closed restaurants.
Interest expense remained flat for the first quarter of fiscal 2015 compared to the prior year.
INCOME TAXES
On a GAAP basis, the effective income tax rate increased to 31.5% for the first quarter of fiscal 2015 compared to 31.4% in the prior year. Excluding other gains and charges, the effective income tax rate increased to 31.7% in the first quarter of fiscal 2015 compared to 31.6% in the prior year. The increase in the quarterly effective tax rates was primarily due to increased earnings, partially offset by a net increase in Federal credits. For fiscal 2015, we estimate our effective tax rate will be approximately 31% based on current tax law and the assumption that Congress renews the work opportunity tax credit retroactive to January 2014. Our actual effective tax rate for fiscal 2015 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first three months of fiscal 2015, net cash flow provided by operating activities was $70.9 million compared to $55.4 million in the prior year. The increase was driven by changes in working capital during the first three months of fiscal 2015 and an increase in earnings in the current year.
The working capital deficit decreased to $239.8 million at September 24, 2014 from $255.3 million at June 25, 2014 primarily due to the timing of operational payments, the payout of fiscal 2014 performance-based compensation and the normal seasonal decrease in gift card activity.
Cash Flow used in Investing Activities

	Thirteen Week Periods Ended
	September 24, 2014	September 25, 2013
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(40,183)	$(29,844)
Proceeds from sale of assets	1,216	—
	$(38,967)	$(29,844)
Net cash used in investing activities for the first three months of fiscal 2015 increased to approximately $39.0 million compared to $29.8 million in the prior year. Capital expenditures increased to approximately $40.2 million for the first three months of fiscal 2015 compared to $29.8 million for the prior year. New restaurant construction for both Chili's and Maggiano's as well as purchases for the ongoing Chili's reimage program increased in fiscal 2015 compared to the prior year. We estimate that our capital expenditures during fiscal 2015 will be approximately $130 million to $140 million and will be funded entirely by cash from operations.

Cash Flow used in Financing Activities

	Thirteen Week Periods Ended
	September 24, 2014	September 25, 2013
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(53,316)	$(66,301)
Borrowings on revolving credit facility	40,000	60,000
Payments of dividends	(17,198)	(15,281)
Excess tax benefits from stock-based compensation	9,376	13,924
Payments on long-term debt	(6,669)	(6,630)
Proceeds from issuances of treasury stock	1,882	4,953
Payments on revolving credit facility	—	(20,000)
	$(25,925)	$(29,335)
Net cash used in financing activities for the first three months of fiscal 2015 decreased to $25.9 million from $29.3 million in the prior year primarily due to decreased spending on share repurchases, partially offset by a decrease in the excess tax benefit from stock-based compensation, a decrease in proceeds from issuances of treasury stock related to stock option exercises and an increase in payments of dividends.
We repurchased approximately 1.1 million shares of our common stock for $53.3 million in the first quarter. Subsequent to the end of the quarter, we repurchased approximately 810,000 shares for $42 million.
During the first three months of fiscal 2015, $40 million was drawn from the revolving credit facility primarily to fund share repurchases, leaving $130 million of credit available under the revolving credit facility as of September 24, 2014. In October 2014, an additional $43 million was borrowed from the revolving credit facility for general corporate purposes, including share repurchases.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at September 24, 2014 was approximately 0.15%. As of September 24, 2014, we were in compliance with all financial debt covenants.
As of September 24, 2014, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $17.2 million to common stock shareholders in the first three months of fiscal 2015 compared to $15.3 million in dividends paid in the same period of fiscal 2014. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014 of $18.2 million, which was paid during the second quarter on September 25, 2014. On October 30, 2014, our Board of Directors declared a quarterly dividend of $0.28 per share to be paid on December 26, 2014 to shareholders of record as of December 5, 2014. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. As of September 24, 2014, approximately $613.0 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first three months of fiscal 2015, approximately 81,000 stock options were exercised resulting in cash proceeds of $1.9 million. We received an excess tax benefit from stock-based compensation of $9.4 million during the first quarter primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.

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
RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This update requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in Subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 was effective for us during the quarter ended September 24, 2014. The adoption of this standard has not had an impact on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks since the prior reporting period.
Item 4. CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during our first quarter ended September 24, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2014 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to see all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.

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
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2015 and the material affect of a prolonged economic recovery on our future results.

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

•
Dependence on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

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
Item 1A. RISK FACTORS
There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2014.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the first quarter of fiscal 2015 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
June 26, 2014 through July 30, 2014	2,257	$49.39	—	$306,869
July 31, 2014 through August 27, 2014	431,896	$47.87	235,000	$645,502
August 28, 2014 through September 24, 2014	636,000	$51.12	636,000	$612,978
	1,070,153	$49.80	871,000

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2015, 199,153 shares were tendered by team members at an average price of $47.32.

(b)	In August 2014, the Board of Directors authorized a $350.0 million increase to our existing share repurchase program.

Item 6. EXHIBITS

3	Bylaws of Registrant

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Marie L. Perry, Senior Vice President, Treasurer, Controller and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: November 3, 2014	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: November 3, 2014	By:	/s/ Marie L. Perry
Marie L. Perry,
Senior Vice President, Treasurer,
Controller and Chief Financial Officer
(Principal Financial Officer)