Form 10-Q
period 2014-12-24
BRINKER INTERNATIONAL INC
filed 2015-02-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 24, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2015
Common Stock, $0.10 par value	63,118,600 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 24, 2014	June 25, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$78,409	$57,685
Accounts receivable	100,501	47,850
Inventories	25,158	23,643
Prepaid expenses and other	64,103	65,506
Deferred income taxes	17,282	16,170
Total current assets	285,453	210,854
Property and Equipment, at Cost:
Land	148,054	149,184
Buildings and leasehold improvements	1,522,354	1,483,894
Furniture and equipment	604,192	593,344
Construction-in-progress	14,558	32,844
	2,289,158	2,259,266
Less accumulated depreciation and amortization	(1,243,711)	(1,202,812)
Net property and equipment	1,045,447	1,056,454
Other Assets:
Goodwill	132,823	133,434
Deferred income taxes	32,947	30,090
Intangibles, net	17,587	18,841
Other	35,574	40,931
Total other assets	218,931	223,296
Total assets	$1,549,831	$1,490,604
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$28,036	$27,884
Accounts payable	77,561	102,931
Accrued liabilities	397,551	328,017
Income taxes payable	7,961	7,278
Total current liabilities	511,109	466,110
Long-term debt, less current installments	901,241	832,302
Other liabilities	132,540	129,098
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 63,194,877 shares outstanding at December 24, 2014, and 176,246,649 shares issued and 64,558,909 shares outstanding at June 25, 2014	17,625	17,625
Additional paid-in capital	480,625	484,320
Accumulated other comprehensive loss	(5,276)	(940)
Retained earnings	2,344,026	2,306,532
	2,837,000	2,807,537
Less treasury stock, at cost (113,051,772 shares at December 24, 2014 and 111,687,740 shares at June 25, 2014)	(2,832,059)	(2,744,443)
Total shareholders’ equity	4,941	63,094
Total liabilities and shareholders’ equity	$1,549,831	$1,490,604
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013	December 24, 2014	December 25, 2013
Revenues:
Company sales	$717,768	$684,385	$1,404,632	$1,348,887
Franchise and other revenues	25,130	21,277	49,284	41,435
Total revenues	742,898	705,662	1,453,916	1,390,322
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	193,762	185,179	378,547	365,837
Restaurant labor	227,733	219,919	455,009	438,635
Restaurant expenses	178,898	171,144	354,436	338,834
Company restaurant expenses	600,393	576,242	1,187,992	1,143,306
Depreciation and amortization	36,072	33,538	71,614	66,694
General and administrative	32,660	30,362	65,294	64,783
Other gains and charges	8,291	1,221	9,224	2,227
Total operating costs and expenses	677,416	641,363	1,334,124	1,277,010
Operating income	65,482	64,299	119,792	113,312
Interest expense	7,349	7,047	14,348	14,060
Other, net	(611)	(461)	(1,114)	(1,043)
Income before provision for income taxes	58,744	57,713	106,558	100,295
Provision for income taxes	17,438	17,969	32,514	31,339
Net income	$41,306	$39,744	$74,044	$68,956

Basic net income per share	$0.65	$0.59	$1.15	$1.03

Diluted net income per share	$0.64	$0.58	$1.13	$1.00

Basic weighted average shares outstanding	63,590	66,811	64,129	66,752

Diluted weighted average shares outstanding	64,963	68,628	65,613	68,715

Other comprehensive loss:
Foreign currency translation adjustment	$(3,529)	$(819)	$(4,336)	$(754)
Other comprehensive loss	(3,529)	(819)	(4,336)	(754)
Comprehensive income	$37,777	$38,925	$69,708	$68,202

Dividends per share	$0.28	$0.24	$0.56	$0.48

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013
Cash Flows from Operating Activities:
Net income	$74,044	$68,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,614	66,694
Stock-based compensation	6,992	8,196
Deferred income taxes	(3,969)	2,318
Restructure charges and other impairments	8,326	2,091
Net loss on disposal of assets	2,974	2,051
Gain on equity investments	(188)	(206)
Other	418	331
Changes in assets and liabilities:
Accounts receivable	(49,665)	(49,444)
Inventories	(1,564)	185
Prepaid expenses and other	2,495	3,617
Intangibles and other assets	(2,018)	(1,708)
Accounts payable	(12,107)	(10,512)
Accrued liabilities	60,569	51,071
Current income taxes	(2,286)	5,285
Other liabilities	6,830	(1,604)
Net cash provided by operating activities	162,465	147,321
Cash Flows from Investing Activities:
Payments for property and equipment	(79,481)	(69,692)
Proceeds from sale of assets	1,950	833
Net cash used in investing activities	(77,531)	(68,859)
Cash Flows from Financing Activities:
Purchases of treasury stock	(112,789)	(93,101)
Borrowings on revolving credit facility	83,000	80,000
Payments of dividends	(35,409)	(31,345)
Excess tax benefits from stock-based compensation	10,351	14,569
Payments on long-term debt	(13,338)	(13,260)
Proceeds from issuances of treasury stock	3,975	7,963
Payments on revolving credit facility	0	(40,000)
Net cash used in financing activities	(64,210)	(75,174)
Net change in cash and cash equivalents	20,724	3,288
Cash and cash equivalents at beginning of period	57,685	59,367
Cash and cash equivalents at end of period	$78,409	$62,655

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of December 24, 2014 and June 25, 2014 and for the thirteen week and twenty-six week periods ended December 24, 2014 and December 25, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 24, 2014, we owned, operated or franchised 1,634 restaurants in the United States and 29 countries and two territories outside of the United States.
We discovered an immaterial error related to the classification of certain revenues and expenses in the consolidated statements of comprehensive income in the previously issued financial statements for the year ended June 25, 2014 primarily related to Maggiano’s delivery services.  The amounts had previously been reported net instead of gross. The error did not impact net income as previously reported or any prior amounts reported on the consolidated balance sheets, statements of cash flows or statements of shareholders' equity.  We corrected the error by adjusting the previously reported consolidated statement of comprehensive income for the thirteen week and twenty-six week periods ended December 25, 2013, which resulted in a $1.3 million and a $2.0 million increase in franchise and other revenues and restaurant expenses, respectively.
The foreign currency translation adjustment included in comprehensive income on the consolidated statements of comprehensive income represents the unrealized impact of translating the financial statements of the Canadian restaurants and the Mexican joint venture from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the businesses. The accumulated other comprehensive loss is presented on the consolidated balance sheets. We reinvest foreign earnings, therefore, United States deferred income taxes have not been provided on foreign earnings.
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

2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 235,000 stock options and restricted share awards outstanding at December 24, 2014 and 271,000 stock options and restricted share awards outstanding at December 25, 2013 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013	December 24, 2014	December 25, 2013
Basic weighted average shares outstanding	63,590	66,811	64,129	66,752
Dilutive stock options	673	918	663	925
Dilutive restricted shares	700	899	821	1,038
	1,373	1,817	1,484	1,963
Diluted weighted average shares outstanding	64,963	68,628	65,613	68,715
3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 24, 2014	June 25, 2014
3.88% notes	$299,751	$299,736
2.60% notes	249,882	249,864
Term loan	175,000	187,500
Revolving credit facility	163,000	80,000
Capital lease obligations	41,644	43,086
	929,277	860,186
Less current installments	(28,036)	(27,884)
	$901,241	$832,302
During the first six months of fiscal 2015, $83 million was drawn from the $250 million revolving credit facility primarily to fund share repurchases, leaving $87 million of credit available under the revolving credit facility as of December 24, 2014.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 24, 2014 was approximately 0.17%. Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

4.	OTHER GAINS AND CHARGES
Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013	December 24, 2014	December 25, 2013
Litigation reserves	$5,800	$0	$5,800	$0
Restaurant impairment charges	747	1,285	747	1,285
Restaurant closure charges	509	265	1,381	1,107
Loss (Gain) on the sale of assets, net	1,069	(579)	1,093	(579)
Impairment of liquor licenses	175	0	175	0
Other	(9)	250	28	414
	$8,291	$1,221	$9,224	$2,227
In the second quarter of fiscal 2015, the Hohnbaum case was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. See Note 9 for additional disclosures. Additionally, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $0.5 million primarily related to lease termination charges.
In the second quarter of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $0.3 million of restaurant closure charges consisting primarily of lease termination charges and a $0.6 million gain primarily related to land sales in the second quarter.
Restaurant closure charges for the first six months of fiscal 2015 and 2014 are $1.4 million and $1.1 million and consist primarily of lease termination charges and other costs associated with closed restaurants.

5. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following (in thousands):

	December 24, 2014	June 25, 2014
Gift cards	$166,671	$104,378
Payroll	72,913	77,585
Litigation reserves	45,175	39,500
Sales tax	20,914	19,622
Insurance	21,933	20,652
Property tax	16,239	14,209
Dividends	17,752	15,625
Other	35,954	36,446
	$397,551	$328,017

Other liabilities consist of the following (in thousands):

	December 24, 2014	June 25, 2014
Straight-line rent	$58,947	$57,462
Insurance	33,993	36,352
Landlord contributions	25,972	23,404
Unrecognized tax benefits	6,424	5,247
Other	7,204	6,633
	$132,540	$129,098

6. FAIR VALUE MEASUREMENTS
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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amount of property and equipment and transferable liquor licenses semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value.
We determine fair value of property and equipment based on projected discounted future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. Based on our semi-annual review, during fiscal 2015, long-lived assets with a carrying value of $0.7 million, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $0.7 million. During fiscal 2014, long-lived assets with a carrying value of $2.6 million, primarily related to four underperforming restaurants, were written down to their fair value of $1.3 million resulting in an impairment charge of $1.3 million.
We determine fair value of transferable liquor licenses based on prices in the open market for licenses in same or similar jurisdictions. Based on our semi-annual review, during fiscal 2015, one transferable liquor license with a carrying value of $225,000 was written down to the fair value of $50,000 resulting in an impairment charge of $175,000. During fiscal 2014, we reviewed the transferable liquor licenses and determined there was no impairment.
All impairment charges related to underperforming restaurants and liquor licenses were included in other gains and charges in the consolidated statement of comprehensive income for the periods presented.
The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 24, 2014 and December 25, 2013 (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held for use:
At December 24, 2014	$0	$0	$0	$0
At December 25, 2013	$0	$0	$1,342	$1,342
Liquor licenses:
At December 24, 2014	$0	$50	$0	$50
At December 25, 2013	$0	$0	$0	$0

We review the carrying amount of goodwill and reacquired franchise rights annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determined that there was no impairment of goodwill during our annual test in fiscal 2015 and fiscal 2014 as the fair value of our reporting units was substantially in excess of the carrying value. We also determined that there was no impairment of reacquired franchise rights during our annual test in fiscal 2015 and fiscal 2014. No indicators of impairment were identified through the end of the second quarter of fiscal 2015.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The fair values of the 2.60% notes and 3.88% notes are based on quoted market prices and are considered Level 2 fair value measurements. At December 24, 2014, the 2.60% notes had a carrying value of $249.9 million and a fair value of $248.6 million and the 3.88% notes had a carrying value of $299.8 million and a fair value of $296.2 million. At June 25, 2014, the 2.60% notes had a carrying value of $249.9 million and a fair value of $250.4 million and the 3.88% notes had a carrying value of $299.7 million and a fair value of $290.2 million. The carrying amount of debt outstanding pursuant to the term loan and revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates (Level 2).
7. SHAREHOLDERS’ EQUITY
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. We repurchased approximately 2.2 million shares of our common stock for $112.8 million during the first two quarters of fiscal 2015 including 2.0 million shares purchased under the share repurchase program. As of December 24, 2014, approximately $553.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first two quarters of fiscal 2015, we granted approximately 226,000 stock options with a weighted average exercise price of $49.18 and a weighted average fair value of $11.64, and approximately 227,000 restricted share awards with a weighted average fair value of $49.05. Additionally, during the first two quarters of fiscal 2015, approximately 172,000 stock options were exercised resulting in cash proceeds of approximately $4.0 million. We received an excess tax benefit from stock-based compensation of approximately $10.4 million during the first two quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first two quarters of fiscal 2015, we paid dividends of $35.4 million to common stock shareholders, compared to $31.3 million in the prior year. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014. We also declared a quarterly dividend of $17.8 million in October 2014 which was paid on December 26, 2014. The dividend accrual was included in accrued liabilities on our consolidated balance sheet as of December 24, 2014.

8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first two quarters of fiscal 2015 and 2014 are as follows (in thousands):

	December 24, 2014	December 25, 2013
Income taxes, net of refunds	$26,643	$7,182
Interest, net of amounts capitalized	13,002	12,766

Non-cash investing and financing activities for the first two quarters of fiscal 2015 and 2014 are as follows (in thousands):

	December 24, 2014	December 25, 2013
Retirement of fully depreciated assets	$25,029	$37,241
Accrued dividends	17,752	16,009
Accrued capital expenditures	1,745	2,166

9. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 24, 2014 and June 25, 2014, we have outstanding lease guarantees or are secondarily liable for $108.2 million and $116.5 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2015 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 24, 2014, as the likelihood of default by the buyers on the assignment agreements was deemed to be less than probable.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 24, 2014, we had $32.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
The aggregate litigation reserves of approximately $45.2 million at December 24, 2014 are based on the terms set forth in the applicable agreements and our reasonable expectations regarding future events. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
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
On April 8, 2014, the parties participated in mediation where preliminary settlement discussions began, but a settlement was not achieved and significant issues remained outstanding.  On August 6, 2014, the parties reached a preliminary settlement agreement, which remained subject to court approval, to resolve all claims in exchange for a settlement payment not to exceed $56.5 million.  On December 12, 2014, the court granted final approval of the settlement agreement. We expect the final settlement amount to be approximately $44.3 million and have established a reserve for this amount. We expect to fund the settlement in February 2015 subject to the validation of all submitted claims. We do not expect any significant deviation from the established reserve.

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
10. SUBSEQUENT EVENTS
In January 2015, an additional $14 million was borrowed from the revolver for general corporate purposes, including share repurchases. Subsequent to the end of the quarter, we repurchased approximately 600,000 shares for $36.2 million.

We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al.  A settlement agreement was fully executed by all parties in January 2015 and we received approximately $8.6 million in January 2015 per the terms of this agreement.  This amount will be included in other gains and charges in the consolidated statement of comprehensive income in the third quarter of fiscal 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013	December 24, 2014	December 25, 2013
Revenues:
Company sales	96.6%	97.0%	96.6%	97.0%
Franchise and other revenues	3.4%	3.0%	3.4%	3.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	27.0%	27.1%	27.0%	27.1%
Restaurant labor (1)	31.7%	32.1%	32.4%	32.5%
Restaurant expenses (1)	24.9%	25.0%	25.2%	25.2%
Company restaurant expenses (1)	83.6%	84.2%	84.6%	84.8%
Depreciation and amortization	4.9%	4.8%	4.9%	4.8%
General and administrative	4.4%	4.3%	4.5%	4.7%
Other gains and charges	1.1%	0.2%	0.6%	0.2%
Total operating costs and expenses	91.2%	90.9%	91.8%	91.8%
Operating income	8.8%	9.1%	8.2%	8.2%
Interest expense	1.0%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	7.9%	8.2%	7.3%	7.2%
Provision for income taxes	2.3%	2.6%	2.2%	2.2%
Net income	5.6%	5.6%	5.1%	5.0%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the second quarter, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2015:

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015
Company-owned restaurants:
Chili's domestic	3	0	4	3	826	824	8-10
Chili's international	1	1	1	1	13	12	1
Maggiano's	1	1	3	1	49	45	3
Total company-owned	5	2	8	5	888	881	12-14
Franchise restaurants:
Chili's domestic	1	0	4	1	440	442	5
Chili's international	9	6	15	11	306	279	34-38
Total franchise	10	6	19	12	746	721	39-43
Total restaurants:
Chili's domestic	4	0	8	4	1,266	1,266	13-15
Chili's international	10	7	16	12	319	291	35-39
Maggiano's	1	1	3	1	49	45	3
Grand total	15	8	27	17	1,634	1,602	51-57
At December 24, 2014, we owned the land and buildings for 189 of the 888 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $142.2 million and $120.1 million, respectively, at December 24, 2014.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 24, 2014 and December 25, 2013, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 24, 2014, we owned, operated, or franchised 1,634 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment, spending levels and consumer confidence continued to improve steadily this quarter and have resulted in slight improvements for the industry; however, sales and traffic have been a challenge for the industry over the last five years. U.S. economic growth subsequent to the recession has been steady but wage growth has been slow. This wage pressure has challenged the restaurant industry and consumers since 2009, and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
We have completed a number of significant initiatives in recent years that have helped us drive profitable sales and traffic growth and to improve the customer experience in our restaurants. Investments in reimages, new kitchen equipment and operations software have improved the relevance of the Chili’s brand and the efficiency of our restaurants. Our kitchen equipment has enabled us to provide a higher quality product at a faster pace, enhancing both profitability and guest satisfaction. We have reimaged approximately 95 percent of our company-owned Chili's restaurants and plan to complete the initiative by the end of fiscal 2015. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand while staying true to the Chili's brand heritage. All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to improve the efficiency of our restaurant operations and reporting capabilities. We believe that these initiatives will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to engage our guests and drive traffic. All domestic Chili’s restaurants are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey and pay at the table capabilities. We plan to build on this momentum by launching a Chili’s loyalty program later this fiscal year which will utilize our existing tabletop technology and provide us an opportunity to interact with our guests on a more personal basis. We are also investing in additional upgrades to our on-line ordering and mobile platforms.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been very successful for us and includes Fresh Mex Bowls, Mix and Match Fajitas and Tableside Guacamole. Our burger menu was also recently updated with a new line of Craft Burgers, featuring fresh potato buns and house made garlic pickles. Additionally, we are introducing a new Texas themed platform in the third quarter that will feature ribs, steaks and burgers paired with boldly flavored sides including smoked potatoes, grilled asparagus, and skillet jalapeno cornbread. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and has opened three restaurants this fiscal year based on the new prototype, which excludes banquet space. This new prototype will allow the brand to enter new markets for which the existing model was not suited. Maggiano's offers a compelling menu with the new Lighter Take options which feature lighter, full portion versions of classic Italian dishes with one third less calories. We believe the On the House Classic Pasta and Marco's Meal entrees will exceed our guests' expectations regarding traditional Italian fare. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.

Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, acquisitions, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We and our franchisees plan to open 35 to 39 new international Chili's restaurants this year, including one company-owned location in Canada in fiscal 2015. Our growing franchise operations enable us to improve revenues and operating income through increased royalties and franchise fees.
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

REVENUES
Total revenues for the second quarter of fiscal 2015 increased to $742.9 million, a 5.3% increase from the $705.7 million generated for the same quarter of fiscal 2014 driven by a 4.9% increase in company sales attributable to positive comparable restaurant sales and higher capacity (see table below). Total revenues for the twenty-six week period ended December 24, 2014 were $1,453.9 million, a 4.6% increase from the $1,390.3 million generated for the same period in fiscal 2014 driven by a 4.1% increase in company sales attributable to positive comparable restaurant sales and higher capacity (see table below). The Christmas Day calendar shift created a positive impact of 1.1% and 0.5% on comparable restaurant sales for the second quarter and year-to-date periods, respectively.

	Thirteen Week Period Ended December 24, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	3.7%	1.5%	0.2%	2.0%	0.8%
Chili’s	4.0%	1.4%	0.5%	2.1%	0.4%
Maggiano’s	2.3%	2.2%	(1.5)%	1.6%	8.7%
Chili's Franchise (1)	3.2%
U.S.	4.9%
International	(0.5)%
Chili's Domestic (2)	4.2%
System-wide (3)	3.5%

	Thirteen Week Period Ended December 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.8%	1.5%	0.8%	(1.5)%	1.6%
Chili’s	0.7%	1.5%	1.1%	(1.9)%	1.5%
Maggiano’s	0.9%	1.5%	(0.5)%	(0.1)%	1.9%
Chili's Franchise (1)	0.0%
U.S.	(0.7)%
International	1.4%
Chili's Domestic (2)	0.3%
System-wide (3)	0.5%

	Twenty-Six Week Period Ended December 24, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	3.0%	1.8%	0.1%	1.1%	0.7%
Chili’s	3.3%	1.8%	0.5%	1.0%	0.4%
Maggiano’s	1.6%	1.7%	(1.4)%	1.3%	7.9%
Chili's Franchise (1)	2.1%
U.S.	3.3%
International	(0.6)%
Chili's Domestic (2)	3.3%
System-wide (3)	2.7%

	Twenty-Six Week Period Ended December 25, 2013
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(0.3)%	1.2%	0.8%	(2.3)%	1.5%
Chili’s	(0.5)%	1.2%	1.0%	(2.7)%	1.5%
Maggiano’s	0.7%	1.1%	0.1%	(0.5)%	1.0%
Chili's Franchise (1)	(0.5)%
U.S.	(1.5)%
International	1.9%
Chili's Domestic (2)	(0.8)%
System-wide (3)	(0.4)%

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

(2)	Domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(3)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise operated restaurants.
Chili’s company sales increased 4.4% to $602.0 million in the second quarter of fiscal 2015 from $576.7 million in the same quarter of fiscal 2014. For the year-to-date period, Chili's company sales increased 3.8% to $1,202.0 million in fiscal 2015 from $1,158.3 million in fiscal 2014. The increases were primarily driven by increased comparable restaurant sales and restaurant capacity. The Christmas Day calendar shift created a positive impact of 1.1% and 0.5% on comparable restaurant sales for the second quarter and year-to-date periods, respectively. Chili's company-owned restaurant capacity increased 0.4% for the second quarter and year-to-date periods of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year periods due to three net restaurant openings since the second quarter of fiscal 2014.
Maggiano’s company sales increased 7.5% to $115.8 million in the second quarter of fiscal 2015 from $107.7 million in the same quarter of fiscal 2014. For the year-to-date period, Maggiano's company sales increased 6.3% to $202.6 million in fiscal 2015 from $190.6 million in fiscal 2014. The increases were primarily driven by increases in comparable restaurant sales and restaurant capacity. The Christmas Day calendar shift created a positive impact of 1.2% and 0.6% on comparable restaurant sales for the second quarter and year-to-date periods, respectively. Maggiano's capacity increased 8.7% and 7.9% for the second quarter and year-to-date periods of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year periods due to four restaurant openings since the second quarter of fiscal 2014.
Franchise and other revenues increased 18.1% to $25.1 million in the second quarter of fiscal 2015 compared to $21.3 million in the prior year. For the year-to-date period, franchise and other revenues increased 18.9% to $49.3 million in fiscal 2015 from $41.4 million in fiscal 2014. The increases were primarily driven by the revenues associated with tabletop devices, royalty revenues related to Chili's new retail food products, and higher royalty income driven by increased comparable restaurant sales in domestic franchise restaurants. Our franchisees generated approximately $406 million and $799 million in sales for the second quarter and year-to-date periods of fiscal 2015.

COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 27.0% for the second quarter and year-to-date period of fiscal 2015 from 27.1% for the prior year periods. Cost of sales, as a percent of company sales, was favorably impacted by menu pricing, menu item changes and efficiency gains related to new fryer equipment, partially offset by unfavorable commodity pricing primarily related to burger meat, cheese and avocados which are market based, as well as unfavorable pricing related to seafood.
Restaurant labor, as a percent of company sales, decreased to 31.7% for the second quarter and 32.4% for the year-to-date period of fiscal 2015 from 32.1% and 32.5% for the respective prior year periods. Restaurant labor, as a percent of company sales, was favorably impacted by leverage related to higher company sales coupled with lower health insurance expenses, partially offset by increased wage rates.
Restaurant expenses, as a percent of company sales, decreased to 24.9% for the second quarter of fiscal 2015 from 25.0% for the prior year period primarily due to leverage related to higher company sales, partially offset by higher credit card fees, equipment charges associated with tabletop devices and new restaurant development. Restaurant expenses, as a percent of company sales, remained flat at 25.2% for the year-to-date period of fiscal 2015 as compared to fiscal 2014 primarily due to higher credit card fees, equipment charges associated with tabletop devices and new restaurant development offset by leverage related to higher company sales.
Depreciation and amortization expense increased $2.5 million for the second quarter and $4.9 million for the year-to-date period primarily due to investments in the Chili's reimage program, new restaurant openings and new fryer equipment, partially offset by an increase in fully depreciated assets.
General and administrative expense increased $2.3 million for the second quarter primarily due to higher performance-based compensation. For the year-to-date period, general and administrative expense increased $0.5 million primarily due to higher performance-based compensation, partially offset by lower stock-based compensation and professional fees.
In the second quarter of fiscal 2015, other gains and charges were $8.3 million. The Hohnbaum case was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. Additionally, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $0.5 million primarily related to lease termination charges. Restaurant closure charges for the first six months of 2015 are $1.4 million and consist primarily of lease termination charges.
In the second quarter of fiscal 2014, other gains and charges were $1.2 million. We recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or are scheduled to close. We also recorded $0.3 million of restaurant closure charges consisting primarily of lease termination charges and a $0.6 million gain primarily related to land sales in the second quarter. Restaurant closure charges for the first six months of 2014 are $1.1 million and consist primarily of lease termination charges and other costs associated with closed restaurants.
Interest expense remained flat for the second quarter and year-to-date periods of fiscal 2015 compared to the prior year.
INCOME TAXES
On a GAAP basis, the effective income tax rate decreased to 29.7% and 30.5% for the second quarter and year-to-date periods of fiscal 2015 compared to 31.1% and 31.2% in the prior year comparable periods primarily due to an increase in the FICA Tip Credit, partially offset by an increase in earnings. Excluding other gains and charges, the effective income tax rate decreased to 30.7% and 31.1% in second quarter and year-to-date periods of fiscal 2015 compared to 31.3% and 31.4% in the prior year comparable periods primarily due to an increase in the FICA Tip Credit, partially offset by an increase in earnings.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first six months of fiscal 2015, net cash flow provided by operating activities was $162.5 million compared to $147.3 million in the prior year. The increase was driven by higher earnings in the current year and favorable changes in working capital during the first six months of fiscal 2015.
The working capital deficit decreased to $225.7 million at December 24, 2014 from $255.3 million at June 25, 2014 primarily due to an increase in receivables related to third party gift card sales during the holiday season and timing of operational payments, partially offset by the seasonal increase in the gift card liability.
Cash Flow used in Investing Activities

	Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(79,481)	$(69,692)
Proceeds from sale of assets	1,950	833
	$(77,531)	$(68,859)
Net cash used in investing activities for the first six months of fiscal 2015 increased to approximately $77.5 million compared to $68.9 million in the prior year. Capital expenditures increased to approximately $79.5 million for the first six months of fiscal 2015 compared to $69.7 million for the prior year primarily due to increased new restaurant construction for both Chili's and Maggiano's, partially offset by decreased spending on equipment in fiscal 2015 compared to the prior year due to the purchase of new fryer equipment in fiscal 2014.
Cash Flow used in Financing Activities

	Twenty-Six Week Periods Ended
	December 24, 2014	December 25, 2013
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(112,789)	$(93,101)
Borrowings on revolving credit facility	83,000	80,000
Payments of dividends	(35,409)	(31,345)
Payments on long-term debt	(13,338)	(13,260)
Excess tax benefits from stock-based compensation	10,351	14,569
Proceeds from issuances of treasury stock	3,975	7,963
Payments on revolving credit facility	0	(40,000)
	$(64,210)	$(75,174)
Net cash used in financing activities for the first six months of fiscal 2015 decreased to $64.2 million from $75.2 million in the prior year primarily due to increased net borrowings on the revolving credit facility, partially offset by increased spending on share repurchases, a decrease in the excess tax benefit from stock-based compensation, an increase in payments of dividends, and a decrease in proceeds from issuances of treasury stock related to stock option exercises.
We repurchased approximately 1.1 million shares of our common stock for $59.5 million in the second quarter and a total of 2.2 million shares of for $112.8 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 600,000 shares for $36.2 million.

During the first six months of fiscal 2015, $83 million was drawn from the $250 million revolving credit facility primarily to fund share repurchases, leaving $87 million of credit available under the revolving credit facility as of December 24, 2014. In January 2015, an additional $14 million was borrowed from the revolving credit facility for general corporate purposes, including share repurchases.
The term loan and revolving credit facility bear interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.50%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.63%. One month LIBOR at December 24, 2014 was approximately 0.17%. As of December 24, 2014, we were in compliance with all financial debt covenants.
As of December 24, 2014, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $35.4 million to common stock shareholders in the first six months of fiscal 2015 compared to $31.3 million in dividends paid in the same period of fiscal 2014. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014. Additionally, we declared a quarterly dividend of $17.8 million in October 2014 which was paid on December 26, 2014. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. As of December 24, 2014, approximately $553.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first six months of fiscal 2015, approximately 172,000 stock options were exercised resulting in cash proceeds of $4.0 million. We received an excess tax benefit from stock-based compensation of $10.4 million during the first two quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.

We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al.  A settlement agreement was fully executed by all parties in January 2015 and we received approximately $8.6 million in January 2015 per the terms of this agreement.  This amount will be included in other gains and charges in the consolidated statement of comprehensive income in the third quarter of fiscal 2015.
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
There were no changes in our internal control over financial reporting during our second quarter ended December 24, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 25, 2014 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
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
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the global economic crisis on our business and financial results in fiscal 2015 and the material affect of a prolonged economic recovery on our future results.

•	The impact of the current economy on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increases in energy costs and the impact on our profitability.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful mergers, acquisitions, divestitures and other strategic transactions that are important to our future growth and profitability.

•	The inability to meet our business strategy plan and the impact on our profitability in the future.

•	The success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand that may taint public perception of the brand.

•	Litigation could have a material adverse impact on our business and our financial performance.

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

•	Identification of material weakness in internal control over financial reporting may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the second quarter of fiscal 2015 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 25, 2014 through October 29, 2014	816,997	$51.74	811,600	$570,964
October 30, 2014 through November 26, 2014	93,800	$54.39	93,800	$565,860
November 27, 2014 through December 24, 2014	213,345	$56.61	211,996	$553,854
	1,124,142	$52.89	1,117,396

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2015, 6,746 shares were tendered by team members at an average price of $51.78.

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

BRINKER INTERNATIONAL, INC.

Date: February 2, 2015	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: February 2, 2015	By:	/s/ Marie L. Perry
Marie L. Perry,
Senior Vice President, Treasurer,
Controller and Chief Financial Officer
(Principal Financial Officer)