Form 10-Q
period 2015-03-25
BRINKER INTERNATIONAL INC
filed 2015-05-04
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock, $0.10 par value	61,134,527 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 25, 2015	June 25, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$63,543	$57,685
Accounts receivable	43,083	47,850
Inventories	24,125	23,643
Prepaid expenses and other	58,431	65,506
Deferred income taxes	864	16,170
Total current assets	190,046	210,854
Property and Equipment, at Cost:
Land	148,053	149,184
Buildings and leasehold improvements	1,536,292	1,483,894
Furniture and equipment	607,965	593,344
Construction-in-progress	17,065	32,844
	2,309,375	2,259,266
Less accumulated depreciation and amortization	(1,271,950)	(1,202,812)
Net property and equipment	1,037,425	1,056,454
Other Assets:
Goodwill	132,309	133,434
Deferred income taxes	23,512	30,090
Intangibles, net	17,234	18,841
Other	36,793	40,931
Total other assets	209,848	223,296
Total assets	$1,437,319	$1,490,604
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current installments of long-term debt	$3,115	$27,884
Accounts payable	89,382	102,931
Accrued liabilities	312,336	328,017
Income taxes payable	1,808	7,278
Total current liabilities	406,641	466,110
Long-term debt, less current installments	933,207	832,302
Other liabilities	129,600	129,098
Commitments and Contingencies (Note 9)
Shareholders’ (Deficit) Equity:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 62,035,497 shares outstanding at March 25, 2015, and 176,246,649 shares issued and 64,558,909 shares outstanding at June 25, 2014	17,625	17,625
Additional paid-in capital	488,338	484,320
Accumulated other comprehensive loss	(8,123)	(940)
Retained earnings	2,391,810	2,306,532
	2,889,650	2,807,537
Less treasury stock, at cost (114,211,152 shares at March 25, 2015 and 111,687,740 shares at June 25, 2014)	(2,921,779)	(2,744,443)
Total shareholders’ (deficit) equity	(32,129)	63,094
Total liabilities and shareholders’ (deficit) equity	$1,437,319	$1,490,604
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014	March 25, 2015	March 26, 2014
Revenues:
Company sales	$761,736	$739,200	$2,166,368	$2,088,087
Franchise and other revenues	22,479	20,093	71,763	61,528
Total revenues	784,215	759,293	2,238,131	2,149,615
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	203,960	195,439	582,507	561,276
Restaurant labor	240,105	233,890	695,114	672,525
Restaurant expenses	173,611	172,459	528,047	511,293
Company restaurant expenses	617,676	601,788	1,805,668	1,745,094
Depreciation and amortization	36,599	34,218	108,213	100,912
General and administrative	35,194	34,009	100,488	98,792
Other gains and charges	(8,477)	2,088	747	4,315
Total operating costs and expenses	680,992	672,103	2,015,116	1,949,113
Operating income	103,223	87,190	223,015	200,502
Interest expense	7,361	7,068	21,709	21,128
Other, net	(454)	(693)	(1,568)	(1,736)
Income before provision for income taxes	96,316	80,815	202,874	181,110
Provision for income taxes	30,889	24,552	63,403	55,891
Net income	$65,427	$56,263	$139,471	$125,219

Basic net income per share	$1.04	$0.85	$2.19	$1.88

Diluted net income per share	$1.02	$0.82	$2.14	$1.83

Basic weighted average shares outstanding	62,891	66,479	63,719	66,661

Diluted weighted average shares outstanding	64,091	68,342	65,108	68,591

Other comprehensive loss:
Foreign currency translation adjustment	$(2,847)	$(1,108)	$(7,183)	$(1,862)
Other comprehensive loss	(2,847)	(1,108)	(7,183)	(1,862)
Comprehensive income	$62,580	$55,155	$132,288	$123,357

Dividends per share	$0.28	$0.24	$0.84	$0.72

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014
Cash Flows from Operating Activities:
Net income	$139,471	$125,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,213	100,912
Stock-based compensation	11,587	12,990
Deferred income taxes	21,884	(1,490)
Restructure charges and other impairments	8,402	3,836
Net loss on disposal of assets	3,819	3,208
Gain on equity investments	(283)	(353)
Other	215	355
Changes in assets and liabilities:
Accounts receivable	7,450	2,820
Inventories	(563)	212
Prepaid expenses and other	8,154	4,115
Intangibles and other assets	(3,197)	(1,694)
Accounts payable	(1,693)	4,168
Accrued liabilities	(24,334)	11,699
Current income taxes	(8,080)	14,043
Other liabilities	3,862	(2,940)
Net cash provided by operating activities	274,907	277,100
Cash Flows from Investing Activities:
Payments for property and equipment	(107,108)	(113,980)
Proceeds from sale of assets	1,950	833
Net cash used in investing activities	(105,158)	(113,147)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	442,750	98,000
Purchases of treasury stock	(217,019)	(191,811)
Payments on long-term debt	(188,758)	(19,890)
Payments on revolving credit facility	(177,000)	(40,000)
Payments of dividends	(53,248)	(47,556)
Excess tax benefits from stock-based compensation	16,920	17,972
Proceeds from issuances of treasury stock	14,965	24,574
Payments for deferred financing costs	(2,501)	0
Net cash used in financing activities	(163,891)	(158,711)
Net change in cash and cash equivalents	5,858	5,242
Cash and cash equivalents at beginning of period	57,685	59,367
Cash and cash equivalents at end of period	$63,543	$64,609

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of March 25, 2015 and June 25, 2014 and for the thirteen week and thirty-nine week periods ended March 25, 2015 and March 26, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 25, 2015, we owned, operated or franchised 1,629 restaurants in the United States and 29 countries and two territories outside of the United States.
We discovered an immaterial error related to the classification of certain revenues and expenses in the consolidated statements of comprehensive income in the previously issued financial statements for the year ended June 25, 2014 primarily related to Maggiano’s delivery services.  The amounts had previously been reported net instead of gross. The error did not impact net income as previously reported or any prior amounts reported on the consolidated balance sheets, statements of cash flows or statements of shareholders' equity.  We corrected the error by adjusting the previously reported consolidated statements of comprehensive income for the thirteen week and thirty-nine week periods ended March 26, 2014, which resulted in a $0.9 million and a $2.9 million increase in franchise and other revenues and restaurant expenses, respectively.
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

2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted earnings per share calculation.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014	March 25, 2015	March 26, 2014
Basic weighted average shares outstanding	62,891	66,479	63,719	66,661
Dilutive stock options	525	815	617	888
Dilutive restricted shares	675	1,048	772	1,042
	1,200	1,863	1,389	1,930
Diluted weighted average shares outstanding	64,091	68,342	65,108	68,591

Awards excluded due to anti-dilutive effect on earnings per share	19	119	234	241
3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 25, 2015	June 25, 2014
Revolving credit facility	$345,750	$80,000
3.88% notes	299,759	299,736
2.60% notes	249,891	249,864
Capital lease obligations	40,922	43,086
Term loan	0	187,500
	936,322	860,186
Less current installments	(3,115)	(27,884)
	$933,207	$832,302
During the first nine months of fiscal 2015, $97 million was drawn from the $250 million revolving credit facility primarily to fund share repurchases, and we paid the required quarterly term loan payments totaling $18.7 million. In March 2015, we terminated the existing credit facility including both the $250 million revolver and the term loan and entered into a new $750 million revolving credit facility. Approximately $345.8 million was drawn from the new revolver and the proceeds were used to pay off the outstanding balances of the term loan and $250 million revolver in the amount of $168.8 million and $177.0 million, respectively.
The maturity date of the $750 million revolving credit facility is March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at March 25, 2015 was approximately 0.18%. As of March 25, 2015, $404.3 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

4.	OTHER GAINS AND CHARGES
Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014	March 25, 2015	March 26, 2014
Litigation	$(8,553)	$0	$(2,753)	$0
Restaurant impairment charges	0	0	747	1,285
Restaurant closure charges	76	1,224	1,457	2,330
Loss (Gain) on the sale of assets, net	0	0	1,093	(579)
Impairment of liquor licenses	0	0	175	0
Other	0	864	28	1,279
	$(8,477)	$2,088	$747	$4,315
We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al.  A settlement agreement was fully executed by all parties in January 2015 and we received approximately $8.6 million per the terms of this agreement.
During the second quarter of fiscal 2015, the class action lawsuit styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. See Note 9 for additional disclosures. Additionally, during the first nine months of fiscal 2015 we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $1.5 million primarily related to lease termination charges.
In the third quarter of fiscal 2014, we recorded $1.2 million of restaurant closure charges consisting primarily of lease termination charges and other costs associated with closed restaurants.
During the first nine months of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or were scheduled to close. We also recorded $2.3 million of restaurant closure charges consisting primarily of lease termination charges and a $0.6 million gain primarily related to land sales in the second quarter.

5. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of the following (in thousands):

	March 25, 2015	June 25, 2014
Gift cards	$119,233	$104,378
Payroll	81,800	77,585
Litigation reserves	1,185	39,500
Sales tax	21,266	19,622
Insurance	20,160	20,652
Property tax	11,041	14,209
Dividends	17,513	15,625
Other	40,138	36,446
	$312,336	$328,017

Other liabilities consist of the following (in thousands):

	March 25, 2015	June 25, 2014
Straight-line rent	$55,938	$57,462
Insurance	33,157	36,352
Landlord contributions	25,410	23,404
Unrecognized tax benefits	6,619	5,247
Other	8,476	6,633
	$129,600	$129,098

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
All impairment charges related to underperforming restaurants and liquor licenses were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.
The following table presents fair values for those assets measured at fair value on a non-recurring basis at March 25, 2015 and March 26, 2014 (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held for use:
At March 25, 2015	$0	$0	$0	$0
At March 26, 2014	$0	$0	$1,342	$1,342
Liquor licenses:
At March 25, 2015	$0	$50	$0	$50
At March 26, 2014	$0	$0	$0	$0

We review the carrying amount of goodwill and reacquired franchise rights annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determined that there was no impairment of goodwill during our annual test in fiscal 2015 and fiscal 2014 as the fair value of our reporting units was substantially in excess of the carrying value. We also determined that there was no impairment of reacquired franchise rights during our annual test in fiscal 2015 and fiscal 2014. No indicators of impairment were identified through the end of the third quarter of fiscal 2015.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to the revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 2.60% notes and 3.88% notes are based on quoted market prices and are considered Level 2 fair value measurements.
The carrying amounts and fair values of the 2.60% notes and 3.88% notes are as follows (in thousands):

	March 25, 2015		June 25, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,891	$251,163	$249,864	$250,400
3.88% Notes	$299,759	$299,328	$299,736	$290,211

7. SHAREHOLDERS’ (DEFICIT) EQUITY
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. We repurchased approximately 3.9 million shares of our common stock for $217.0 million during the first three quarters of fiscal 2015 including 3.7 million shares purchased under the share repurchase program. As of March 25, 2015, approximately $449.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as a reduction in treasury stock within shareholders’ (deficit) equity.
During the first three quarters of fiscal 2015, we granted approximately 235,000 stock options with a weighted average exercise price of $49.56 and a weighted average fair value of $11.71, and approximately 262,000 restricted share awards with a weighted average fair value of $50.40. Additionally, during the first three quarters of fiscal 2015, approximately 719,000 stock options were exercised resulting in cash proceeds of approximately $15.0 million. We received an excess tax benefit from stock-based compensation of approximately $16.9 million during the first three quarters primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first three quarters of fiscal 2015, we paid dividends of $53.2 million to common stock shareholders, compared to $47.6 million in the prior year. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014. We also declared a quarterly dividend of $17.5 million in February 2015 which was paid on March 26, 2015. The dividend accrual was included in accrued liabilities on our consolidated balance sheet as of March 25, 2015.

8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first three quarters of fiscal 2015 and 2014 are as follows (in thousands):

	March 25, 2015	March 26, 2014
Income taxes, net of refunds	$30,329	$22,825
Interest, net of amounts capitalized	15,230	14,640

Non-cash investing and financing activities for the first three quarters of fiscal 2015 and 2014 are as follows (in thousands):

	March 25, 2015	March 26, 2014
Retirement of fully depreciated assets	$32,061	$49,601
Accrued dividends	17,513	15,838
Accrued capital expenditures	3,357	5,262

9. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 25, 2015 and June 25, 2014, we have outstanding lease guarantees or are secondarily liable for $104.7 million and $116.5 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2015 through fiscal 2024. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of March 25, 2015, as the likelihood of default by the buyers on the assignment agreements was deemed to be less than probable.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 25, 2015, we had $32.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
The aggregate litigation reserves of approximately $1.2 million at March 25, 2015 are based on the terms set forth in the applicable agreements and our reasonable expectations regarding future events. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks, styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. On August 6, 2014, the parties reached a preliminary settlement agreement, which remained subject to court approval, to resolve all claims in exchange for a settlement payment not to exceed $56.5 million.  On December 12, 2014, the court granted final approval of the settlement agreement. In February 2015, we funded the settlement in the amount of $44.0 million against our previously established reserve. We do not expect any further payments related to this matter.
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
10. SUBSEQUENT EVENTS
In April 2015, an additional $30 million was borrowed from the revolver for general corporate purposes, including share repurchases. Subsequent to the end of the quarter, we repurchased approximately 926,000 shares for $56.2 million.

11. EFFECT OF NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt this guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not expect the updated guidance to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014	March 25, 2015	March 26, 2014
Revenues:
Company sales	97.1%	97.4%	96.8%	97.1%
Franchise and other revenues	2.9%	2.6%	3.2%	2.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.8%	26.5%	26.9%	26.9%
Restaurant labor (1)	31.5%	31.6%	32.1%	32.2%
Restaurant expenses (1)	22.8%	23.3%	24.4%	24.5%
Company restaurant expenses (1)	81.1%	81.4%	83.4%	83.6%
Depreciation and amortization	4.7%	4.5%	4.8%	4.7%
General and administrative	4.5%	4.5%	4.5%	4.6%
Other gains and charges	(1.1)%	0.3%	0.0%	0.2%
Total operating costs and expenses	86.8%	88.5%	90.0%	90.7%
Operating income	13.2%	11.5%	10.0%	9.3%
Interest expense	1.0%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	12.3%	10.6%	9.1%	8.4%
Provision for income taxes	4.0%	3.2%	2.9%	2.6%
Net income	8.3%	7.4%	6.2%	5.8%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the third quarter, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2015:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015
Company-owned restaurants:
Chili's domestic	2	2	6	5	827	823	8-10
Chili's international	0	0	1	1	13	12	1
Maggiano's	0	0	3	1	49	45	3
Total company-owned	2	2	10	7	889	880	12-14
Franchise restaurants:
Chili's domestic	1	0	5	1	435	441	5
Chili's international	2	10	17	21	305	287	28-30
Total franchise	3	10	22	22	740	728	33-35
Total restaurants:
Chili's domestic	3	2	11	6	1,262	1,264	13-15
Chili's international	2	10	18	22	318	299	29-31
Maggiano's	0	0	3	1	49	45	3
Grand total	5	12	32	29	1,629	1,608	45-49
At March 25, 2015, we owned the land and buildings for 189 of the 889 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $142.2 million and $115.3 million, respectively, at March 25, 2015.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 25, 2015 and March 26, 2014, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 25, 2015, we owned, operated, or franchised 1,629 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment and consumer confidence continued to improve steadily this quarter and have driven slight improvements in the casual dining industry; however, sales and traffic have been a challenge over the last five years. U.S. economic growth subsequent to the recession has been steady but wage growth has been slow. This wage pressure has challenged restaurant operators and consumers since 2009, and as a result, our strategies and initiatives have been developed to provide a solid foundation for earnings growth going forward and are appropriate for all operating conditions.
We have completed a number of significant initiatives in recent years that have helped us drive profitable sales and traffic growth and to improve the customer experience in our restaurants. Investments in reimages, new kitchen equipment and operations software have improved the relevance of the Chili’s brand and the efficiency of our restaurants. Our kitchen equipment has enabled us to provide a higher quality product at a faster pace, enhancing both profitability and guest satisfaction. Our Chili’s reimage program is substantially complete with the few remaining restaurants scheduled to be completed by the end of fiscal 2015. The reimage design is intended to revitalize Chili's in a way which enhances the relevance of the brand while staying true to the Chili's brand heritage. All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to improve the efficiency of our restaurant operations and reporting capabilities. We believe that these initiatives will positively impact the customer perception of the restaurant in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to engage our guests and drive traffic. All domestic Chili’s restaurants are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey and pay at the table capabilities. We plan to build on this momentum by launching a Chili’s loyalty program called My Chili's Rewards in the fourth quarter of this fiscal year which will utilize our existing tabletop technology and provide us an opportunity to interact with our guests on a more personal basis. We are also investing in additional upgrades to our on-line ordering and mobile platforms. We are also launching new technology at the host stand called No Wait, which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts, and to send them a text when their table is ready. We believe this technology will not only further improve the guest and team member experience, but will also support our efforts to improve throughput, by turning tables faster within our current operational model.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been very successful and includes Fresh Mex Bowls, Mix and Match Fajitas and Tableside Guacamole. We will launch our new Top Shelf taco category including Pork Carnitas and Ranchero Chicken tacos in the fourth quarter. Our burger menu was also updated with a new line of Craft Burgers, featuring fresh potato buns and house made garlic pickles. Additionally, in the third quarter we introduced Fresh Tex, a new Texas themed platform that features ribs, steaks and burgers. We also added new in-house smoked wings to the menu in the third quarter. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
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
Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, acquisitions, joint venture arrangements and equity investments, taking advantage of demographic and eating trends which we believe will accelerate in the international market over the next decade. We and our franchisees plan to open 29 to 31 new international Chili's restaurants this year, including one company-owned location in Canada in fiscal 2015. Our growing franchise operations enable us to improve revenues and operating income through increased royalties and franchise fees.
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
REVENUES
Total revenues for the third quarter of fiscal 2015 increased to $784.2 million, a 3.3% increase from the $759.3 million generated for the same quarter of fiscal 2014 driven by a 3.0% increase in company sales attributable to positive comparable restaurant sales and higher capacity (see table below). Total revenues for the thirty-nine week period ended March 25, 2015 were $2,238.1 million, a 4.1% increase from the $2,149.6 million generated for the same period in fiscal 2014 driven by a 3.7% increase in company sales attributable to positive comparable restaurant sales and higher capacity (see table below). Comparable restaurant sales increased 2.6% for the third quarter excluding the impact of Christmas Day moving to the third quarter.

	Thirteen Week Period Ended March 25, 2015
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	1.7%	0.8%	1.2%	(0.3)%	1.0%
Chili’s	1.9%	0.6%	1.5%	(0.2)%	0.5%
Maggiano’s	0.1%	2.5%	(1.1)%	(1.3)%	8.9%
Chili's Franchise (1)	2.5%
U.S.	3.1%
International	1.2%
Chili's Domestic (2)	2.2%
System-wide (3)	2.0%

	Thirteen Week Period Ended March 26, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.7%	1.2%	0.7%	(1.2)%	1.6%
Chili’s	0.7%	1.1%	0.8%	(1.2)%	1.6%
Maggiano’s	0.2%	1.5%	(0.4)%	(0.9)%	2.3%
Chili's Franchise (1)	0.2%
U.S.	0.1%
International	0.6%
Chili's Domestic (2)	0.5%
System-wide (3)	0.5%

	Thirty-Nine Week Period Ended March 25, 2015
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.6%	1.2%	0.8%	0.6%	0.9%
Chili’s	2.8%	1.0%	1.1%	0.7%	0.5%
Maggiano’s	1.1%	2.0%	(1.3)%	0.4%	8.2%
Chili's Franchise (1)	2.2%
U.S.	3.2%
International	(0.1)%
Chili's Domestic (2)	2.9%
System-wide (3)	2.4%

	Thirty-Nine Week Period Ended March 26, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	0.1%	1.2%	0.9%	(2.0)%	1.1%
Chili’s	0.0%	1.2%	1.0%	(2.2)%	1.1%
Maggiano’s	0.6%	1.2%	(0.1)%	(0.5)%	1.4%
Chili's Franchise (1)	(0.2)%
U.S.	(0.9)%
International	1.6%
Chili's Domestic (2)	(0.3)%
System-wide (3)	0.0%

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
Chili’s company sales increased 2.6% to $662.9 million in the third quarter of fiscal 2015 from $645.8 million in the same quarter of fiscal 2014. For the year-to-date period, Chili's company sales increased 3.4% to $1,865.0 million in fiscal 2015 from $1,804.1 million in fiscal 2014. The increases were primarily driven by increased comparable restaurant sales and restaurant capacity. Comparable restaurant sales increased 2.8% for the third quarter excluding the impact of Christmas Day moving to the third quarter. Chili's company-owned restaurant capacity increased 0.5% for the third quarter and year-to-date periods of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year periods due to five net restaurant openings since the third quarter of fiscal 2014.
Maggiano’s company sales increased 5.8% to $98.8 million in the third quarter of fiscal 2015 from $93.4 million in the same quarter of fiscal 2014. For the year-to-date period, Maggiano's company sales increased 5.8% to $301.4 million in fiscal 2015 from $284.0 million in fiscal 2014. The increases were primarily driven by increases in restaurant capacity and comparable restaurant sales. Comparable restaurant sales increased 1.4% for the third quarter excluding the impact of Christmas Day moving to the third quarter. Maggiano's capacity increased 8.9% and 8.2% for the third quarter and year-to-date periods of fiscal 2015 (as measured by average-weighted sales weeks) compared to the prior year periods due to four restaurant openings since the third quarter of fiscal 2014.
Franchise and other revenues increased 11.9% to $22.5 million in the third quarter of fiscal 2015 compared to $20.1 million in the prior year. For the year-to-date period, franchise and other revenues increased 16.6% to $71.8 million in fiscal 2015 from $61.5 million in fiscal 2014. The increases were driven by the revenues associated with tabletop devices, royalty revenues related to Chili's new retail food products, and higher royalty income primarily driven by international franchise restaurant openings. Our franchisees generated approximately $424 million and $1,220 million in sales for the third quarter and year-to-date periods of fiscal 2015.

COSTS AND EXPENSES
Cost of sales, as a percent of company sales, increased to 26.8% for the third quarter of fiscal 2015 from 26.5% for the prior year. Cost of sales was negatively impacted by menu item mix and unfavorable commodity pricing primarily related to burger meat, which is market based, as well as unfavorable pricing related to fajita beef and salmon, partially offset by favorable menu pricing and efficiency gains related to new fryer equipment. Cost of sales, as a percent of company sales, remained flat at 26.9% for the year-to-date period as compared to fiscal 2014.
Restaurant labor, as a percent of company sales, decreased to 31.5% for the third quarter and 32.1% for the year-to-date period of fiscal 2015 from 31.6% and 32.2% for the respective prior year periods. Restaurant labor, as a percent of company sales, was favorably impacted by leverage related to higher company sales coupled with lower health insurance expenses, partially offset by increased wage rates.
Restaurant expenses, as a percent of company sales, decreased to 22.8% for the third quarter and 24.4% for the year-to-date period of fiscal 2015 from 23.3% and 24.5% for the respective prior year periods. Restaurant expense, as a percent of company sales, was favorably impacted by leverage related to higher company sales and lower workers' compensation insurance expense, lower maintenance costs and fewer asset write-offs associated with our decreased restaurant capital spend, partially offset by equipment charges associated with tabletop devices and higher credit card fees.
Depreciation and amortization expense increased $2.4 million for the third quarter and $7.3 million for the year-to-date period primarily due to investments in the Chili's reimage program, new restaurant openings and new fryer equipment, partially offset by an increase in fully depreciated assets.
General and administrative expense increased $1.2 million for the third quarter primarily due to an increase in technology and innovation expenditures made in support of sales driving initiatives. For the year-to-date period, general and administrative expense increased $1.7 million primarily due to higher performance-based compensation and technology and innovation expenditures noted above, partially offset by lower stock-based compensation and professional fees.
In the third quarter of fiscal 2015, other gains and charges were an $8.5 million gain. We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al.  A settlement agreement was fully executed by all parties in January 2015 and we received approximately $8.6 million per the terms of this agreement. During the second quarter of fiscal 2015, the Hohnbaum case was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. In February 2015, we funded the settlement in the amount of $44.0 million against our previously established reserve. Additionally, during the first nine months of fiscal 2015 we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $1.5 million primarily related to lease termination charges.
In the third quarter of fiscal 2014, we recorded $1.2 million of restaurant closure charges consisting primarily of lease termination charges and other costs associated with closed restaurants. During the first nine months of fiscal 2014, we recorded restaurant impairment charges of $1.3 million related to underperforming restaurants that either continue to operate or were scheduled to close. We also recorded $2.3 million of restaurant closure charges consisting primarily of lease termination charges and incurred $1.1 million in severance and other benefits. Additionally, a $0.6 million gain was recorded primarily related to land sales in the second quarter.
Interest expense increased approximately $0.3 million and $0.6 million in the third quarter and year-to-date periods of fiscal 2015, respectively, compared to the prior year primarily due to higher borrowing balances.
INCOME TAXES
On a GAAP basis, the effective income tax rate increased to 32.1% and 31.3% for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to 30.4% and 30.9% in the prior year periods primarily due to increased earnings, partially offset by the impact of tax credit changes. Excluding the impact of special items, the effective income tax rate increased to 31.5% and 31.3% for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to 30.6% and 31.0% in the prior year periods primarily due to increased earnings, partially offset by the impact of tax credit changes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first nine months of fiscal 2015, net cash flow provided by operating activities was $274.9 million compared to $277.1 million in the prior year. The decrease was driven by unfavorable changes in working capital during the first nine months of fiscal 2015 offset by higher earnings in the current year. Cash flow provided by operating activities decreased primarily due to the payment of the Hohnbaum legal settlement net of taxes and the timing of operational payments, partially offset by the timing of rental payments and cash receipts related to third-party gift card sales.
Cash Flow used in Investing Activities

	Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(107,108)	$(113,980)
Proceeds from sale of assets	1,950	833
	$(105,158)	$(113,147)
Capital expenditures decreased to approximately $107.1 million for the first nine months of fiscal 2015 compared to$114.0 million for the prior year primarily due to decreased spending on equipment in fiscal 2015 compared to the prior year due to the purchase of new fryer equipment in fiscal 2014, partially offset by increased new restaurant construction for both Chili's and Maggiano's.
Cash Flow used in Financing Activities

	Thirty-Nine Week Periods Ended
	March 25, 2015	March 26, 2014
Net cash used in financing activities (in thousands):
Borrowings on revolving credit facility	$442,750	$98,000
Purchases of treasury stock	(217,019)	(191,811)
Payments on long-term debt	(188,758)	(19,890)
Payments on revolving credit facility	(177,000)	(40,000)
Payments of dividends	(53,248)	(47,556)
Excess tax benefits from stock-based compensation	16,920	17,972
Proceeds from issuances of treasury stock	14,965	24,574
Payments for deferred financing costs	(2,501)	0
	$(163,891)	$(158,711)

Net cash used in financing activities for the first nine months of fiscal 2015 increased to $163.9 million from $158.7 million in the prior year primarily due to increased spending on share repurchases, a decrease in proceeds from issuances of treasury stock related to stock option exercises and an increase in payments of dividends, partially offset by an increase in net borrowings on the revolving credit facility.
We repurchased approximately 1.7 million shares of our common stock for $104.2 million in the third quarter and a total of 3.9 million shares for $217.0 million year-to-date. Subsequent to the end of the quarter, we repurchased approximately 926,000 shares for $56.2 million.
During the first nine months of fiscal 2015, $97 million was drawn from the $250 million revolving credit facility primarily to fund share repurchases and we paid the required quarterly term loan payments totaling $18.7 million. In March 2015, we terminated the existing credit facility including both the $250 million revolver and the term loan and entered into a new $750 million revolving credit facility. Approximately $345.8 million was drawn from the new revolver and the proceeds were used to pay off the outstanding balances of the term loan and $250 million revolver in the amount of $168.8 million and $177.0 million, respectively. In April 2015, an additional $30 million was borrowed from the $750 million revolving credit facility for general corporate purposes, including share repurchases.
The maturity date of the $750 million revolving credit facility is March 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at March 25, 2015 was approximately 0.18%. As of March 25, 2015, $404.3 million of credit is available under the revolving credit facility. As of March 25, 2015, we were in compliance with all financial debt covenants.
As of March 25, 2015, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. Our corporate family rating by Moody’s was Ba1 (non-investment grade) and our senior unsecured rating was Ba2 (non-investment grade) with a stable outlook. Our goal is to retain our investment grade rating from S&P and Fitch and ultimately regain our investment grade rating from Moody’s.
We paid dividends of $53.2 million to common stock shareholders in the first nine months of fiscal 2015 compared to $47.6 million in dividends paid in the same period of fiscal 2014. Additionally, our Board of Directors approved a 17 percent increase in the quarterly dividend from $0.24 to $0.28 per share effective with the dividend declared in August 2014. Additionally, we declared a quarterly dividend of $17.5 million in February 2015 which was paid on March 26, 2015. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2014, our Board of Directors authorized a $350.0 million increase to our existing share repurchase program. As of March 25, 2015, approximately $449.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as a reduction of shareholders’ equity.
During the first nine months of fiscal 2015, approximately 719,000 stock options were exercised resulting in cash proceeds of $15.0 million. We received an excess tax benefit from stock-based compensation of $16.9 million during the first three quarters primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
Contractual Obligations and Commitments

Payments due under our contractual obligations for outstanding indebtedness have changed from the amounts disclosed in our 2014 Form 10-K. In March 2015, we terminated the existing credit facility including both the $250 million revolver and the term loan and entered into a new $750 million revolving credit facility. Approximately $345.8 million was drawn from the new revolver and the proceeds were used to pay off the outstanding balances of the term loan and $250 million revolver in the amount of $168.8 million and $177.0 million, respectively. The maturity date of the new $750 million revolving credit facility is March 2020. See footnote 3, Long-Term Debt, for additional disclosures.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt this guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not expect the updated guidance to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
There were no changes in our internal control over financial reporting during our third quarter ended March 25, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2015 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 25, 2014 through January 28, 2015	599,598	$60.38	599,598	$517,639
January 29, 2015 through February 25, 2015	538,329	$59.65	538,000	$485,538
February 26, 2015 through March 25, 2015	597,199	$60.08	596,200	$449,704
	1,735,126	$60.05	1,733,798

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2015, 1,328 shares were tendered by team members at an average price of $59.94.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Thomas J. Edwards, Jr., Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)
Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)
Certification by Thomas J. Edwards, Jr., Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BRINKER INTERNATIONAL, INC.

Date: May 4, 2015	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: May 4, 2015	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)