Form 10-K
period 2015-06-24
BRINKER INTERNATIONAL INC
filed 2015-08-24
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2015	Commission File No. 1-10275
____________________________________________________________________
BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,497,359,922.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, $0.10 par value	60,105,325 shares

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 24, 2015 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on October 29, 2015, to be dated on or about September 14, 2015, into Part III hereof, to the extent indicated herein.
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
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for 40 years. Chili’s also enjoys a global presence with locations in 30 countries and two U.S. territories around the world. Whether domestic or international, company-owned or franchised, Chili’s and its more than 100,000 team members are dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make people feel special. Chili’s menu features authentic Fresh Mex and Fresh Tex cuisine including signature items such as Baby Back Ribs smoked in-house, Hand-Crafted Burgers served with house-made garlic dill pickles, Mix and Match Fajitas, Tableside Guacamole and house-made Chips and Salsa. This year, Chili's expanded upon its Fresh Tex and Fresh Mex menu platforms introducing items like Smoked Wings, White Spinach Queso and Top Shelf Tacos, carefully crafted with a unique blend of flavors and high-quality ingredients. The all-day menu offers guests a generous selection of appetizers, entrees and desserts at affordable prices. Weekday Lunch Combos are also available enabling guests to pick their favorites for the perfect meal. In addition to our flavorful food options, Chili’s offers a full selection of alcoholic beverages including flavor-infused margaritas and craft beer. For guests seeking convenience, Chili’s To Go menu is available to order online, through the brand’s mobile app or by calling the restaurant. In addition to convenience, guests can enjoy the control of on-demand ordering, a number of entertainment offerings and the pay-at-the table feature that is available on the tabletop device located on every Chili’s table nationwide. In May 2015, Chili's has also launched My Chili's Rewards, a guest loyalty program to its company-owned restaurants. My Chili's Rewards enables guests to earn and redeem their Chili's favorites when they want on any device they want.
During the year ended June 24, 2015, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $17.99. The average revenue per meal, including alcoholic beverages, was approximately $14.52 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 86.3% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.7%. Our average annual sales volume per Chili’s restaurant during this same year was $3.1 million.
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

During the year ended June 24, 2015, entrée selections ranged in menu price from $12.95 to $42.50. The average revenue per meal, including alcoholic beverages, was approximately $27.00 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 83.0% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 17.0%. Sales from events at our banquet facilities made up 18.7% of Maggiano's total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.6 million.
Business Strategy
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Key economic indicators such as total employment and consumer confidence continued to improve steadily this year and have driven slight improvements in the casual dining industry; however, growing sales and traffic has been a challenge over the last five years with steadily increasing competition. U.S. economic growth has been steady but wage growth has been slow and this wage pressure has challenged both restaurant operators and consumers as discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for earnings growth going forward.
We have completed a number of significant initiatives in recent years that have helped us drive profitable sales and traffic growth and to improve the guest experience in our restaurants. Investments in restaurant reimages, new kitchen equipment and operations software have improved the relevance of the Chili’s brand and the efficiency of our restaurants. Our new kitchen equipment enables us to provide a higher quality product at a faster pace, enhancing both profitability and guest satisfaction. Our Chili’s reimage program is complete and the design is intended to revitalize Chili's in a way which enhances the relevance of the brand while staying true to Chili's brand heritage. All company-owned Chili's and Maggiano's restaurants are now operating with an integrated point of sale and back office software system that was designed to improve the efficiency of our restaurant operations and reporting capabilities. We believe that these initiatives will positively impact the customer perception of our restaurant in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to engage our guests and drive traffic. All traditional domestic Chili’s restaurants, with the exception of airport and college locations, are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey and pay-at-the-table capabilities. We built on this momentum by launching the Chili’s loyalty program called My Chili's Rewards in the fourth quarter of this fiscal year which utilizes our existing tabletop technology and provides us an opportunity to connect with our guests in a meaningful way to tailor their experience in our restaurants. We are also investing in additional upgrades to our on-line ordering and mobile platforms. We have also launched No Wait, a new technology which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts, and to send them a text when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app which we believe will reduce the in-restaurant wait time and increase the efficiency of our restaurants by allowing us to turn tables more effectively.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been very successful and includes Fresh Mex Bowls, Mix and Match Fajitas and Tableside Guacamole. We leveraged this success by launching our new Top-Shelf Taco category including Pork Carnitas, Ranchero Chicken and Prime Rib tacos in the fourth quarter. We also introduced Fresh Tex, a new Texas themed platform featuring ribs, steaks and burgers this year. Our traditional burger menu was also updated with a new line of Craft Burgers, featuring fresh potato buns and house made garlic pickles. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's continues to deliver sales growth and has opened three restaurants in fiscal 2015 based on the new prototype, which excludes banquet space. This new prototype will allow the brand to enter new markets for which the existing model was not suited. Maggiano's is committed to delivering high quality food and a dining experience in line with our brand heritage. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
We capitalized on an opportunity to further expand our domestic business by purchasing a franchisee of 103 Chili’s restaurants in the Northeast and Southeast U.S. subsequent to the end of the year. We believe this acquisition fits well within our capital allocation strategy and will enable us to grow our sales and profits in fiscal 2016. We have begun implementing several initiatives at these locations designed to increase sales and margins including restaurant reimage, loyalty and other operational processes. Global expansion allows further diversification which will enable us to build strength in a variety of markets and economic conditions. This expansion will come through franchise relationships, acquisitions, joint venture arrangements and equity investments. Our international franchisees opened 22 new restaurants in fiscal 2015 and plan to open 25 to 30 new international Chili's restaurants in fiscal 2016. Growing franchise operations enables us to improve revenues and operating income through increased royalties and franchise fees. We continue to work with our domestic franchisees to increase the pace of reimages of their restaurants, and to leverage technology initiatives like My Chili's Rewards and No Wait in their restaurants.
The casual dining industry is a highly competitive business which is sensitive to changes in economic conditions, trends in lifestyles and fluctuating costs. Our priority remains increasing profitable growth over time in all operating environments. We have designed both operational and financial strategies to achieve this goal and in our opinion, improve shareholder value. Success with our initiatives to improve sales trends and operational effectiveness will enhance the profitability of our restaurants and strengthen our competitive position. We believe the effective execution of our financial strategies, including repurchasing shares of our common stock, payment of quarterly dividends, disciplined use of capital and efficient management of operating expenses, will enhance shareholder value. We remain confident in the financial health of our company, the long-term prospects of the industry, as well as our ability to perform effectively in a competitive marketplace and a variety of economic environments.
Company Development
In fulfilling our long-term vision, over the past fiscal year we continued the expansion of our restaurant brands domestically through a select number of new company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a newer smaller prototype that allows us to expand into these markets serving our guests while maintaining a focus on profitability and return on invested capital.
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
The following table illustrates the system-wide restaurants opened in fiscal 2015 and the planned openings in fiscal 2016:

	Fiscal 2015 Openings(1)	Fiscal 2016 Projected Openings
Chili’s:
Company-owned	9	11-13
Franchise(2)	5	8-10
Maggiano’s	3	3
International:
Company-owned(3)	1	—
Franchise(3)	22	25-30
Total	40	47-56
____________________________________________________________________

(1)	The numbers in this column are the total of new restaurant openings and openings of relocated restaurants during fiscal 2015.

(2)	The numbers on this line for fiscal 2016 are projected domestic franchise openings.

(3)	The numbers on this line are for Chili’s.

We periodically re-evaluate company-owned restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed seven company-owned restaurants in fiscal 2015. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. These closed restaurants were generally performing below our standards or were near or at the expiration of their lease terms. If local market conditions warrant, we also opportunistically evaluate company-owned restaurants to determine if relocation to a proximate, more desirable site will strengthen our presence in those trade areas or markets. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
In addition to our development of company-owned restaurants, our restaurant brands will maintain expansion through our franchisees and joint venture partners.
As part of our strategy to expand through our franchisees, our franchise operations (domestically and internationally) increased in fiscal 2015. The following table illustrates the percentages of franchise operations as of June 24, 2015 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	33%	96%	45%
Chili’s	34%	96%	47%
Maggiano’s	—%	—%	—%
____________________________________________________________________

(1)	The percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	The percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	The percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
International
We continue our international growth through development agreements with new and existing franchisees and joint venture partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 24, 2015, we had 22 total development arrangements. During fiscal year 2015, our international franchisees and joint venture partners opened 22 Chili’s restaurants. We entered into a new development agreement with one of our existing franchisees for development of two Chili's Express restaurants at U.S. Armed Forces installations on the island of Okinawa, Japan.
As we develop Chili’s internationally, we will selectively pursue expansion through various means, including franchising, joint ventures and acquisitions. Similar to our domestic agreements, typical international agreements provide the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises who demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement, as well as, in some instances, multi-brand operations.
During the year ended June 24, 2015, we also opened one company-owned Chili's restaurant in Alberta, Canada.
Domestic
We remain committed to also growing our number of domestic franchised restaurants. We are accomplishing this through existing, new or renewed development and franchise obligations with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). As of June 24, 2015, two domestic development arrangements existed. Typical domestic agreements provide for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
Domestic expansion efforts continue to focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports, college campuses and food courts) that can adequately support our restaurant brands.
During the year ended June 24, 2015, our domestic franchisees opened five Chili’s restaurants.
Following the end of our fiscal year 2015, we acquired Pepper Dining Holding Corp., a franchisee of 103 Chili's restaurants primarily located in the Northeast and Southeast United States. This acquisition represented an opportunity to create value for our shareholders and generate additional earnings and cash flow growth. We continue to remain committed to growing and expanding our existing franchisees.
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
We ensure consistent quality standards in all brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two-to-three months for restaurant management trainees, as well as special training for high-potential managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of protein products, we require our suppliers to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Due to the relatively rapid turnover of perishable food products, inventories in the restaurants, which consists primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees and joint venture operations may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
Our brands generally target the 18 to 59 year-old age group. It is our belief that these consumers value the benefits of the casual dining category for multiple meal occasions. Brinker has launched several brand initiatives aimed at making both brands more "New School" or specifically more relevant for today's evolving consumer.  In doing so, we focus on the largest segment opportunities such as guests we have identified as "Win-backs", who have stopped using the brand six months or more ago, and "Switchers", who are not loyal to one brand. Initiatives include restaurant reimages designed to provide a more comfortable, up-

to-date environment; new kitchen equipment and procedures that deliver a more consistent food experience; food innovation with quality ingredients, made with care and presented with pride; and brand messaging that showcases the vibrant experiences of our restaurants, while demonstrating our quality, freshness and the care we put into the preparation of our food. We engage with our target groups, through a mix of national television, digital advertising, database marketing and social media with each of our restaurant brands utilizing one or more of these mediums to meet our communication strategies and budget. We recently launched an industry-leading loyalty program enabling members to earn and redeem what they want, when they want on the device they want - online, mobile app or tabletop tablet.
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
Team Members
As of June 24, 2015, we employed approximately 53,000 team members, of which 615 were restaurant support center personnel in Dallas, and 4,007 were restaurant area directors, managers, or trainees. The remaining 48,394 were employed in non-management restaurant positions. Our executive officers have an average of 20 years of experience in the restaurant industry.
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
The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. The U.S. total employment market is growing, and there is active competition for quality management personnel and hourly team members. We continue to face competition as a result of several factors, including quick service and fast casual restaurants also offering high quality food and beverage choices and the convergence in grocery, deli and restaurant services. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs.
Our restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting among other offers, and are likely to continue to face such future competition in light of the slow paced economic growth. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate our brands from their competitors, which is in part limited by the advertising spend available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at our restaurants, which would decrease revenues or profitability generated by company-owned restaurants and royalty payments from franchisees.
Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The foodservice industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, including the impact on consumer eating habits of new information regarding diet, nutrition, health and health insurance. We and our franchisees depend on the sustained demand for our products, which may be affected by factors outside of our control. Changes in nutritional or health insurance guidelines issued by federal or local government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, academic studies, or advocacy organizations, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-owned restaurants and the payments we receive from franchisees.
The slow global economic growth continues to impact consumer discretionary spending and a continued and prolonged slow trend in growth could result in declines in consumer discretionary spending materially affecting our financial performance in the future.
The restaurant industry is dependent upon consumer discretionary spending. Despite improvement in total employment and consumer confidence in the U.S., consumer incomes have been slow to recover and discretionary income for restaurant visits has been challenged. Economic improvement in the restaurant industry continues to come from cost savings initiatives as well as our success to improve the guest experience within our existing restaurant locations. If this current slow economic growth continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of the prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will also result in lower royalties collected, sales deleverage, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures.
Future slow global economic growth or recessionary effects on us are unknown at this time and could have a potential material adverse affect on our financial position and results of operations. There is no assurance that any governmental plan to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.
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
We are also subject to federal and state environmental regulations, and although these have not had a material negative affect on our operations, we cannot ensure this will not occur in the future. In particular, the U.S. and other foreign governments have increased focus on environmental matters such as climate change, greenhouse gases and water conservation. This may lead to new initiatives directed at regulating an unspecified array of environmental matters. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather, natural disasters such as floods, drought and hurricanes; the inability of our suppliers to obtain credit in a tight credit market; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks (such as the avian flu outbreak in the midwestern U.S. in 2015); or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.
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

We acquired Pepper Dining Holding Corp., a franchisee with 103 Chili's restaurants in the northeastern and southeastern U.S. on June 25, 2015. These acquired restaurants have lower annual average sales volumes and different margin structures than our company-owned Chili's restaurants. We are integrating the acquired restaurants into our Chili's operations structure and are rolling out processes to improve sales and margins. We are also reimaging these restaurants and leveraging technology investments in the restaurants. There is no assurance that these initiatives will achieve the sales growth and margin improvements for which we have planned, and would not adversely impact our profitability in the future if not met.
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
The current slow economic growth could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.
If the slow economic growth continues or returns to prior recessionary levels, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at retail centers in which we or our franchisees are located or have executed leases, may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, this may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.
The success of our franchisees is important to our future growth.
We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; and failure to comply with food quality and preparation requirements subjecting us to litigation even when we are not legally liable for a franchisee’s actions or failure to act.
Additionally our international franchisees and joint venture partners are subject to risks not encountered by our domestic franchisees. These risks include:

•	difficulties in achieving consistency of product quality and service as compared to U.S. operations;

•	changes to recipes and menu offerings to meet cultural norms;

•	challenges to obtain adequate and reliable supplies necessary to provide menu items and maintain food quality; and

•	differences, changes or uncertainties in economic, regulatory, legal, cultural, social and political conditions.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.
There has been a marked increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.
Many of our competitors are expanding their use of social media and new social medial platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. We have initiated a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. The initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
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
Failure to protect the integrity and security of individually identifiable data of our guests and teammates and confidential and proprietary information of the company could damage our reputation and expose us to loss of revenues and litigation.

We receive and maintain certain personal information about our guests and team members in our information technology systems, such as point-of-sale, web and mobile platforms, including our rewards program. Additionally our systems contain proprietary and confidential information related to our business. Use of this information is regulated at the federal and state levels, as well as by certain third party contracts. If our or our business associates' information systems are compromised as a result of a cyber attack or other external or internal method, or we fail to comply with applicable laws and regulations, it could result in a violation of the laws and regulations, and an adverse and material impact on our reputation, operations, results of operations and financial condition. Such security breaches could also result in litigation or governmental investigation against us or the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack, failure or to have failed to properly respond to an incident. Like many other retail companies, we experience frequent attempts to compromise our systems but none have resulted in a material breach. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur additional costs in technology, third party services and personnel to remain in compliance and maintain systems designed to anticipate and prevent cyber attacks. Our security frameworks prevent breaches of our systems and data loss, but these measures cannot provide assurance that we will be successful in preventing such breaches or data loss.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Chili's® and Maggiano's® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
Some business processes are currently outsourced to third parties. Such processes include certain information technology processes, gift card tracking and authorization, credit card authorization and processing, insurance claims processing, certain payroll processing, tax filings and other accounting processes. We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.
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
We make certain estimates and projections with regards to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
Identification of material weakness in internal control over financial reporting may adversely affect our financial results.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control over financial reporting. If such a material weakness is identified, it could indicate a lack of adequate controls to generate accurate financial statements. We routinely assess our internal control over financial reporting, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting team members, especially in light of the increased demand for such individuals among publicly traded companies.
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
Restaurant Locations
At June 24, 2015, our system of company-owned and franchised restaurants included 1,629 restaurants located in 49 states and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Oman, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:
Table 1: Company-owned vs. franchise (by brand) as of June 24, 2015:

Chili’s
Company-owned (domestic)	826
Company-owned (international)	13
Franchise	741
Maggiano’s
Company-owned	49
Total	1,629
Table 2: Domestic vs. foreign locations (by brand) as of June 24, 2015 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and U.S. territories)
Chili’s	1,259(49)	321(31)
Maggiano’s	49(21 & D.C.)	—
Restaurant Property Information
The following table illustrates the approximate dining capacity for each current prototypical restaurant in our restaurant brands:

	Chili’s	Maggiano’s
Square Feet	3,930-6,000	7,700-24,000
Dining Seats	150-252	200-700
Dining Tables	35-54	35-150

At June 24, 2015, we owned the land and building for 188 of our 888 company-owned restaurant locations (domestic and international). For these 188 restaurant locations, the net book value for the land was $142 million and for the buildings was $113 million. For the remaining 700 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $533 million. The 700 leased restaurant locations can be categorized as follows: 569 are ground leases (where we lease land only, but own the building) and 131 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of five to 30 years, with renewal terms of one to 30 years. The leases typically provide for a fixed rental plus percentage rentals based on sales volume.

Other Properties
We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters which is currently utilized by us, reserved for future expansion of our headquarters, or sublet to third parties. We also lease office space in Florida for use as a regional operations office. The size of this office space is approximately 4,000 square feet. Effective as of Fiscal 2016, and in connection with the purchase of Pepper Dining Holding Corp., there are two short-term regional office leases. One is located in Charlotte, North Carolina, and the other is in Providence, Rhode Island. These offices are approximately 1,600 square feet and approximately 1,955 square feet, respectively.

Item 3.	LEGAL PROCEEDINGS.
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
In August 2004, certain current and former hourly restaurant team members filed a putative class action lawsuit against us in California Superior Court alleging violations of California labor laws with respect to meal periods and rest breaks, styled as Hohnbaum, et al. v. Brinker Restaurant Corporation, et al.
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
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”. Bid prices quoted represent inter-dealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.
Fiscal year ended June 24, 2015:

	High	Low
First Quarter	$51.77	$44.16
Second Quarter	$58.93	$49.55
Third Quarter	$63.12	$57.43
Fourth Quarter	$61.82	$54.04
Fiscal year ended June 25, 2014:

	High	Low
First Quarter	$43.74	$38.19
Second Quarter	$47.37	$38.87
Third Quarter	$55.00	$44.77
Fourth Quarter	$53.55	$48.04

As of August 10, 2015, there were 524 holders of record of our common stock.
During the fiscal year ended June 24, 2015, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.28	August 21, 2014	September 5, 2014	September 25, 2014
$0.28	October 30, 2014	December 5, 2014	December 26, 2014
$0.28	February 5, 2015	March 6, 2015	March 26, 2015
$0.28	May 21, 2015	June 12, 2015	June 25, 2015

The graph below matches Brinker International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.
The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 30, 2010 and its relative performance is tracked through June 24, 2015. The values shown are neither indicative nor determinative of future performance.

	2010	2011	2012	2013	2014	2015
Brinker International	$100.00	$174.00	$221.76	$287.55	$386.66	$446.25
S&P 500	$100.00	$130.69	$137.81	$166.20	$207.10	$222.47
S&P Restaurants(1)	$100.00	$140.12	$162.68	$213.15	$213.15	$242.78
____________________________________________________________________

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.
In May 2013, the Company issued $250.0 million in the aggregate principal amount at maturity of 2.600% Notes due 2018 (the "2018 Notes") and $300.0 million in the aggregate principal amount at maturity of 3.875% Notes due 2023 (the "2023 Notes", and together with the 2018 Notes, the "Notes"). J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as the joint book-running managers for the offering. The Notes were issued in a public offering pursuant to a registration statement on Form S-3, File No. 333-188252, and are freely tradeable. The Notes are redeemable at the Company's option at any time, in whole or in part. The proceeds of the offering were used for general corporate purposes, including the redemption of the 5.75% notes due June 2014, pay down of the revolver and the repurchase of the Company's common stock pursuant to its share repurchase program.
During the three-year period ended on August 10, 2015, we issued no securities which were not registered under the Securities Act of 1933, as amended.
We continue to maintain our share repurchase program; on August 21, 2014, our Board of Directors increased our share repurchase authorization by $350 million, bringing the total authorization to $3,935 million. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(b)
March 26, 2015 through April 29, 2015	926,991	$60.62	926,000	$393,554
April 30, 2015 through May 27, 2015	148,170	$55.59	148,000	$385,324
May 28, 2015 through June 24, 2015	440,878	$56.20	440,594	$360,554
Total	1,516,039	$58.84	1,514,594
____________________________________________________________________

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2015, 1,445 shares were tendered by team members at an average price of $59.90.

(b)	The final amount shown is as of June 24, 2015.

Item 6.	SELECTED FINANCIAL DATA.
The information set forth in that section entitled “Selected Financial Data” in our 2015 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report to Shareholders is presented on pages F-2 through F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2015 Annual Report to Shareholders presented on page F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
We refer you to the Index to Financial Statements attached hereto on page 22 for a listing of all financial statements in our 2015 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are in our 2015 Annual Report to Shareholders and are presented on pages F-35 through F-37 of Exhibit 13 to this document. We incorporate our report in this document by reference.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter ended June 24, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,
you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.
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
If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2015”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.
If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 14, 2015, for the annual meeting of shareholders on October 29, 2015. We incorporate that information in this document by reference.

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

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ THOMAS J. EDWARDS, JR.
Thomas J. Edwards, Jr., Executive Vice President and Chief Financial Officer
Dated: August 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 24, 2015.

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International, President of Chili's Grill & Bar (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ THOMAS J. EDWARDS, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas J. Edwards, Jr.

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ ELAINE M. BOLTZ	Director
Elaine M. Boltz

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ GERARDO I. LOPEZ	Director
Gerardo I. Lopez

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ ROSENDO G. PARRA	Director
Rosendo G. Parra

/S/ JOSE LUIS PRADO	Director
Jose Luis Prado

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

13	2015 Annual Report to Shareholders.(9)

21	Subsidiaries of the Registrant.(10)

23	Consent of Independent Registered Public Accounting Firm.(10)

31(a)	Certification by Wyman T. Roberts, President, Chief Executive Officer and President of Chili's Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(10)

31(b)	Certification by Thomas J. Edwards,, Jr., Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(10)

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

____________________________________________________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995, and incorporated herein by reference.

(2)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended December 25, 2013, and incorporated herein by reference.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an Appendix A to Proxy Statement of Registrant filed on September 17, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to current report on Form 8-K dated August 9, 2011, and incorporated herein by reference.

(9)	Portions filed herewith, to the extent indicated herein.

(10)	Filed herewith.

(11)	To be filed on or about September 14, 2015.

E - 1