Form 10-Q
period 2015-09-23
BRINKER INTERNATIONAL INC
filed 2015-11-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 23, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/26/2015
Common Stock, $0.10 par value	59,554,938 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 23, 2015	June 24, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$66,027	$55,121
Accounts receivable, net	36,744	46,588
Inventories	25,164	23,035
Prepaid expenses and other	64,262	62,480
Deferred income taxes	0	2,493
Total current assets	192,197	189,717
Property and Equipment, at Cost:
Land	147,763	147,763
Buildings and leasehold improvements	1,609,074	1,546,957
Furniture and equipment	641,834	618,084
Construction-in-progress	15,716	15,001
	2,414,387	2,327,805
Less accumulated depreciation and amortization	(1,329,346)	(1,295,761)
Net property and equipment	1,085,041	1,032,044
Other Assets:
Goodwill	160,448	132,381
Deferred income taxes	45,306	30,644
Intangibles, net	31,710	16,642
Other	34,629	34,445
Total other assets	272,093	214,112
Total assets	$1,549,331	$1,435,873
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,521	$3,439
Accounts payable	84,541	92,947
Gift card liability	107,671	114,726
Accrued payroll	65,669	82,915
Other accrued liabilities	127,215	111,197
Income taxes payable	3,971	13,251
Deferred income taxes	565	0
Total current liabilities	393,153	418,475
Long-term debt, less current installments	1,125,410	970,825
Other liabilities	138,908	125,033
Commitments and Contingencies (Note 9)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 60,131,396 shares outstanding at September 23, 2015, and 176,246,649 shares issued and 60,585,608 shares outstanding at June 24, 2015	17,625	17,625
Additional paid-in capital	485,147	490,111
Accumulated other comprehensive loss	(11,435)	(8,630)
Retained earnings	2,445,602	2,431,683
	2,936,939	2,930,789
Less treasury stock, at cost (116,115,253 shares at September 23, 2015 and 115,661,041 shares at June 24, 2015)	(3,045,079)	(3,009,249)
Total shareholders’ deficit	(108,140)	(78,460)
Total liabilities and shareholders’ deficit	$1,549,331	$1,435,873
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Revenues:
Company sales	$740,481	$686,864
Franchise and other revenues	22,078	24,154
Total revenues	762,559	711,018
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	196,603	184,785
Restaurant labor	246,577	227,276
Restaurant expenses	189,173	175,538
Company restaurant expenses	632,353	587,599
Depreciation and amortization	39,171	35,542
General and administrative	33,111	32,634
Other gains and charges	1,677	933
Total operating costs and expenses	706,312	656,708
Operating income	56,247	54,310
Interest expense	7,767	6,999
Other, net	(273)	(503)
Income before provision for income taxes	48,753	47,814
Provision for income taxes	15,546	15,076
Net income	$33,207	$32,738

Basic net income per share	$0.55	$0.51

Diluted net income per share	$0.54	$0.49

Basic weighted average shares outstanding	60,225	64,668

Diluted weighted average shares outstanding	61,208	66,263

Other comprehensive loss:
Foreign currency translation adjustment	$(2,805)	$(807)
Other comprehensive loss	(2,805)	(807)
Comprehensive income	$30,402	$31,931

Dividends per share	$0.32	$0.28

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Cash Flows from Operating Activities:
Net income	$33,207	$32,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,171	35,542
Stock-based compensation	4,189	3,788
Deferred income taxes	1,375	1,218
Restructure charges and other impairments	574	933
Net (gain) loss on disposal of assets	(1,233)	714
Undistributed earnings on equity investments	(173)	(108)
Other	98	219
Changes in assets and liabilities:
Accounts receivable	6,904	8,324
Inventories	22	(518)
Prepaid expenses and other	(814)	4,315
Intangibles and other assets	(526)	(932)
Accounts payable	(12,175)	(4,322)
Accrued liabilities	(21,140)	(9,305)
Current income taxes	(7,427)	(5,113)
Other liabilities	3,497	3,405
Net cash provided by operating activities	45,549	70,898
Cash Flows from Investing Activities:
Payments for property and equipment	(23,731)	(40,183)
Payment for business acquisition, net of cash acquired	(105,577)	0
Proceeds from sale of assets	2,756	1,216
Net cash used in investing activities	(126,552)	(38,967)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	155,500	40,000
Purchases of treasury stock	(51,061)	(53,316)
Payments of dividends	(18,076)	(17,198)
Excess tax benefits from stock-based compensation	4,752	9,376
Proceeds from issuances of treasury stock	1,306	1,882
Payments on long-term debt	(512)	(6,669)
Net cash provided by (used in) financing activities	91,909	(25,925)
Net change in cash and cash equivalents	10,906	6,006
Cash and cash equivalents at beginning of period	55,121	57,685
Cash and cash equivalents at end of period	$66,027	$63,691

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of September 23, 2015 and June 24, 2015 and for the thirteen week periods ended September 23, 2015 and September 24, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 23, 2015, we owned, operated or franchised 1,632 restaurants in the United States and 30 countries and two territories outside of the United States.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 24, 2015 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. ACQUISITION OF CHILI'S RESTAURANTS

On June 25, 2015, we completed the stock acquisition of Pepper Dining Holding Corp. ("Pepper Dining"), a franchisee of 103 Chili's Grill & Bar restaurants primarily located in the Northeast and Southeast United States. The purchase price of $106.5 million, excluding cash and customary working capital adjustments of $0.9 million, was funded with borrowings from our existing credit facility. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of the restaurants were recorded at their preliminary respective fair values as of the date of acquisition. We are in the process of finalizing the fair value of the acquired assets and liabilities through internal studies and third-party valuations.

The preliminary allocation of the purchase price is as follows (in thousands):

Current assets including cash and cash equivalents	$6,331
Current deferred income taxes	2,050
Property and equipment	70,576
Goodwill	28,543
Reacquired franchise rights (1)	10,400
Deferred income taxes	10,928
Favorable leases	5,496
Total assets acquired	134,324
Current liabilities	18,065
Unfavorable leases	8,846
Total liabilities assumed	26,911
Net assets acquired (2)	$107,413

(1)	The reacquired franchise rights have an amortization period of 12 years.

(2)	The net assets acquired includes cash and cash equivalents of $1.8 million.

We expect $12.8 million of the goodwill balance to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities. The acquired restaurants generated approximately $61.8 million of revenue for the period ended September 23, 2015 and are expected to generate approximately $2.5 million of average annual revenue per restaurant in fiscal 2016, partially offset by the loss of average annual royalty revenues of approximately $104,000 per restaurant. Pro-forma financial information of the combined entities are not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Basic weighted average shares outstanding	60,225	64,668
Dilutive stock options	400	653
Dilutive restricted shares	583	942
	983	1,595
Diluted weighted average shares outstanding	61,208	66,263

Awards excluded due to anti-dilutive effect on earnings per share	357	450

4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 23, 2015	June 24, 2015
Revolving credit facility	$539,250	$383,750
3.88% notes	299,774	299,766
2.60% notes	249,908	249,899
Capital lease obligations	39,999	40,849
	1,128,931	974,264
Less current installments	(3,521)	(3,439)
	$1,125,410	$970,825
During the first three months of fiscal 2016, $155.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and share repurchases.
The maturity date of the $750 million revolving credit facility is March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at September 23, 2015 was approximately 0.19%. As of September 23, 2015, $210.8 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.
5. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	September 23, 2015	June 24, 2015
Sales tax	$19,726	$20,308
Insurance	23,764	22,658
Property tax	19,135	14,224
Dividends	19,241	16,961
Other	45,349	37,046
	$127,215	$111,197
Other liabilities consist of the following (in thousands):

	September 23, 2015	June 24, 2015
Straight-line rent	$57,777	$56,345
Insurance	35,368	30,988
Landlord contributions	24,352	24,785
Unfavorable leases	8,944	663
Unrecognized tax benefits	5,207	5,144
Other	7,260	7,108
	$138,908	$125,033

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amounts of property and equipment and transferable liquor licenses semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2016 and fiscal 2015.

We review the carrying amounts of goodwill and reacquired franchise rights annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2016 and fiscal 2015 and no indicators of impairment were identified through the end of the first quarter of fiscal 2016.

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
The carrying amounts and fair values of the 2.60% notes and 3.88% notes are as follows (in thousands):

	September 23, 2015		June 24, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,908	$250,490	$249,899	$250,583
3.88% Notes	$299,774	$291,180	$299,766	$290,706

7. SHAREHOLDERS’ DEFICIT
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4,185.0 million. We repurchased approximately 894,000 shares of our common stock for $51.1 million during the first quarter of fiscal 2016, including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of September 23, 2015, approximately $566.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first quarter of fiscal 2016, we granted approximately 277,000 stock options with a weighted average exercise price of $54.15 and a weighted average fair value of $11.19, and approximately 264,000 restricted share awards with a weighted average fair value of $49.89. Additionally, during the first quarter of fiscal 2016, approximately 50,000 stock options were exercised resulting in cash proceeds of approximately $1.3 million. We received an excess tax benefit from stock-based compensation of approximately $4.8 million during the first quarter primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.

During the first quarter of fiscal 2016, we paid dividends of $18.1 million to common stock shareholders, compared to $17.2 million in the prior year. Additionally, our Board of Directors approved a 14% increase in the quarterly dividend from $0.28 to $0.32 per share effective with the dividend declared in August 2015 of $19.2 million, which was paid on September 24, 2015. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of September 23, 2015.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first quarter of fiscal 2016 and 2015 are as follows (in thousands):

	September 23, 2015	September 24, 2014
Income taxes, net of refunds	$15,266	$8,758
Interest, net of amounts capitalized	2,280	1,774

Non-cash investing and financing activities for the first quarter of fiscal 2016 and 2015 are as follows (in thousands):

	September 23, 2015	September 24, 2014
Retirement of fully depreciated assets	$3,757	$12,376
Dividends declared but not paid	19,288	18,583
Accrued capital expenditures	3,010	5,827

9. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 23, 2015 and June 24, 2015, we have outstanding lease guarantees or are secondarily liable for $84.7 million and $98.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2016 through fiscal 2025. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 23, 2015. Our secondary liability position was reduced by approximately $19.0 million in the first quarter of fiscal 2016 related to the Pepper Dining acquisition. See Note 2 for additional disclosures related to the acquisition.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 23, 2015, we had $34.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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
10. SUBSEQUENT EVENTS
In October 2015, an additional $32 million was borrowed from the revolver for general corporate purposes, including share repurchases. Subsequent to the end of the quarter, we repurchased approximately 760,000 shares for $37.8 million.
On October 29, 2015, our Board of Directors declared a quarterly dividend of $0.32 per share to be paid on December 24, 2015 to shareholders of record as of December 4, 2015.

11. EFFECT OF NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt this guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not expect the updated guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Revenues:
Company sales	97.1%	96.6%
Franchise and other revenues	2.9%	3.4%
Total revenues	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.6%	26.9%
Restaurant labor (1)	33.3%	33.1%
Restaurant expenses (1)	25.5%	25.5%
Company restaurant expenses (1)	85.4%	85.5%
Depreciation and amortization	5.1%	5.0%
General and administrative	4.3%	4.6%
Other gains and charges	0.2%	0.1%
Total operating costs and expenses	92.6%	92.4%
Operating income	7.4%	7.6%
Interest expense	1.0%	1.0%
Other, net	0.0%	(0.1)%
Income before provision for income taxes	6.4%	6.7%
Provision for income taxes	2.0%	2.1%
Net income	4.4%	4.6%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2016:

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016
Company-owned restaurants:
Chili's domestic (1)	4	1	933	824	11-13
Chili's international	0	0	13	14	0
Maggiano's	0	2	49	48	3
Total company-owned	4	3	995	886	14-16
Franchise restaurants:
Chili's domestic (1)	1	3	327	439	8-10
Chili's international	6	6	310	297	25-30
Total franchise	7	9	637	736	33-40
Total restaurants:
Chili's domestic	5	4	1,260	1,263	19-23
Chili's international	6	6	323	311	25-30
Maggiano's	0	2	49	48	3
Grand total	11	12	1,632	1,622	47-56

(1)
Chili's domestic company-owned restaurants total open at the end of the first quarter of fiscal 2016 includes an increase of 103 Chili's restaurants acquired from a franchisee with a corresponding decrease to Chili's domestic franchise restaurants.

At September 23, 2015, we owned the land and buildings for 191 of the 995 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $141.9 million and $114.9 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 23, 2015 and September 24, 2014, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 23, 2015, we owned, operated, or franchised 1,632 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
We have experienced regional economic pressures in the south and increased competition through aggressive discounting this year. Growing sales and traffic has been a challenge with steadily increasing competition and discounting in the casual dining industry at a five year high. U.S. economic growth has been steady but wage growth has been slow. This wage pressure has challenged both restaurant operators and consumers as discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for earnings growth going forward.
We have completed a number of significant initiatives in recent years that have helped us drive profitable sales and traffic growth and to improve the guest experience in our restaurants. Investments in restaurant reimages, new kitchen equipment and operations software have improved the relevance of our brands and the efficiency of our restaurants. We believe that these initiatives have positively impacted the customer perception of our restaurants in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively and drive traffic. All domestic Chili’s restaurants with the exception of airport and college locations are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey and pay-at-the-table capabilities. We built on this initiative by recently launching our My Chili's Rewards loyalty program which utilizes our existing tabletop technology and provides us an opportunity to connect with our guests in a meaningful way to tailor their experience in our restaurants. We are also investing in additional upgrades to our on-line ordering and mobile platforms. We have also launched No Wait, a new application which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts and to send them a text when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app which we believe will reduce restaurant wait times. The application also enables our hosts to optimize available seating to increase the efficiency of our restaurants.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been successful and includes Fresh Mex Bowls, Mix and Match Fajitas and Tableside Guacamole. We leveraged this success by launching our new Top-Shelf Taco category including Pork Carnitas, Ranchero Chicken and Prime Rib tacos. Our recently launched, Texas themed Fresh Tex platform features ribs, steaks and burgers and our traditional burger menu now features Craft Burgers with fresh potato buns and house made garlic pickles. We also have a strong focus on innovation with our lunch business and are planning to enhance the daypart by offering new price points and a quicker pace. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's plans to open three restaurants this year based on the new prototype, which excludes banquet space. This new prototype allows the brand to enter new markets for which the existing model was not suited. Maggiano's is committed to delivering high quality food and a dining experience in line with our brand heritage. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.

We capitalized on an opportunity to further expand our domestic business by acquiring a franchisee which owned 103 Chili’s restaurants primarily located in the Northeast and Southeast United States. We believe this acquisition fits well within our capital allocation strategy and will enable us to grow our sales and profits in fiscal 2016.
REVENUES
Total revenues for the first quarter of fiscal 2016 increased to $762.6 million, a 7.2% increase from the $711.0 million generated for the same quarter of fiscal 2015 driven by a 7.8% increase in company sales attributable to an increase in restaurant capacity resulting from the acquisition on June 25, 2015 of Pepper Dining, a franchisee of 103 Chili's restaurants, partially offset by negative comparable restaurant sales (see table below).

	Thirteen Week Period Ended September 23, 2015
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(1.6)%	1.9%	(1.4)%	(2.1)%	12.2%
Chili’s (1)	(1.6)%	1.7%	(1.4)%	(1.9)%	12.6%
Maggiano’s	(1.7)%	3.0%	(0.6)%	(4.1)%	4.1%
Chili's Franchise (2)	2.2%
U.S.	0.8%
International	4.8%
Chili's Domestic (3)	(1.1)%
System-wide (4)	(0.5)%

	Thirteen Week Period Ended September 24, 2014
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	2.4%	1.7%	0.4%	0.3%	0.8%
Chili’s	2.6%	1.8%	0.7%	0.1%	0.5%
Maggiano’s	0.6%	1.5%	(1.8)%	0.9%	7.0%
Chili's Franchise (2)	1.0%
U.S.	1.7%
International	(0.5)%
Chili's Domestic (3)	2.3%
System-wide (4)	1.9%

(1)	Chili's company-owned comparable restaurant sales includes 103 Chili's restaurants acquired from a franchisee in the first quarter of fiscal 2016.

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
Chili’s company sales increased 8.8% to $653.1 million in the first quarter of fiscal 2016 from $600.1 million in the same quarter of fiscal 2015. The increase was primarily driven by increased restaurant capacity, partially offset by a decrease in comparable restaurant sales. Chili's company-owned restaurant capacity increased 12.6% for the first quarter of fiscal 2016 (as measured by sales weeks) compared to the prior year period due to the acquisition of 103 Chili's restaurants on June 25, 2015 from a franchisee and to five net restaurant openings since the first quarter of fiscal 2015. Comparable restaurant sales decreased 1.6% for the first quarter.
Maggiano’s company sales increased 0.7% to $87.4 million in the first quarter of fiscal 2016 from $86.8 million in the same quarter of fiscal 2015. The increase was primarily driven by increased restaurant capacity, partially offset by a decrease in comparable restaurant sales. Maggiano's capacity increased 4.1% for the first quarter of fiscal 2016 (as measured by sales weeks)

compared to the prior year period due to one restaurant opening since the first quarter of fiscal 2015. Comparable restaurant sales decreased 1.7% for the first quarter.
Franchise and other revenues decreased 8.6% to $22.1 million in the first quarter of fiscal 2016 compared to $24.2 million in the prior year. The decrease was driven primarily by a decrease in royalty revenues resulting from the acquisition of 103 Chili's restaurants. Our franchisees generated approximately $331 million in sales for the first quarter of fiscal 2016.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.6% for the first quarter of fiscal 2016 from 26.9% for the prior year period. Cost of sales, as a percent of company sales, was favorably impacted by menu pricing and commodity pricing primarily related to avocados, cheese and seafood, partially offset by unfavorable menu item mix and commodity pricing primarily related to beef and chicken.
Restaurant labor, as a percent of company sales, increased to 33.3% for the first quarter of fiscal 2016 from 33.1% for the prior year period primarily due to increased wage rates.
Restaurant expenses, as a percent of company sales, were flat for the first quarter of fiscal 2016 compared to the prior year period. Restaurant expense, as a percent of company sales, was unfavorably impacted by higher repairs and maintenance and rent expenses, offset by lower advertising and preopening expenses.
Depreciation and amortization expense increased $3.6 million for the first quarter of fiscal 2016 compared to the same period of the prior year primarily due to previous investments in the Chili's reimage program, depreciation on acquired restaurants and new restaurant openings, partially offset by an increase in fully depreciated assets.
General and administrative expense increased $0.5 million for the first quarter of fiscal 2016 as compared to the same period in the prior year primarily due to the acquisition of 103 Chili's restaurants resulting in the termination of accounting and information technology support fees paid by the franchisee to Brinker.
In the first quarter of fiscal 2016, other gains and charges were $1.7 million consisting primarily of severance charges and transaction costs, partially offset by a gain on the sale of property. Other gains and charges in the first quarter of fiscal 2015 consists primarily of charges associated with closed restaurants.
Interest expense increased approximately $0.8 million in the first quarter of fiscal 2016 compared to the same prior year period primarily due to higher borrowing balances, partially offset by lower interest rates.
INCOME TAXES
The effective income tax rate increased to 31.9% for the first quarter of fiscal 2016 compared to 31.5% in the prior year primarily due to increased earnings and lower tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first three months of fiscal 2016, net cash flow provided by operating activities was $45.5 million compared to $70.9 million in the prior year. The decrease was driven by significant changes in working capital during the first three months of fiscal 2016 primarily related to the settlement of liabilities assumed as part of the acquisition of Pepper Dining, the pay-out of long-term incentive compensation, timing of operational and tax payments and lower net gift card activity. The decrease was partially offset by higher earnings in the current year.

Cash Flow used in Investing Activities

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Net cash used in investing activities (in thousands):
Payment for business acquisition	$(105,577)	$0
Payments for property and equipment	(23,731)	(40,183)
Proceeds from sale of assets	2,756	1,216
	$(126,552)	$(38,967)
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.
Capital expenditures decreased to approximately $23.7 million for the first three months of fiscal 2016 compared to $40.2 million for the prior year primarily due to decreased spending on the Chili's reimage program in fiscal 2016 compared to the prior year, partially offset by increased new restaurant construction for Chili's and normal asset replacement. The reimage program was substantially completed in fiscal 2015; however, we will begin reimaging the restaurants acquired from Pepper Dining in fiscal 2016.
Cash Flow Provided by (Used in) Financing Activities

	Thirteen Week Periods Ended
	September 23, 2015	September 24, 2014
Net cash provided by (used in) financing activities (in thousands):
Borrowings on revolving credit facility	$155,500	$40,000
Purchases of treasury stock	(51,061)	(53,316)
Payments of dividends	(18,076)	(17,198)
Excess tax benefits from stock-based compensation	4,752	9,376
Proceeds from issuances of treasury stock	1,306	1,882
Payments on long-term debt	(512)	(6,669)
	$91,909	$(25,925)
Net cash provided by financing activities for the first three months of fiscal 2016 increased to $91.9 million from net cash used in financing activities of $25.9 million in the prior year primarily due to increased borrowings on the revolving credit facility and decreases in payments on long-term debt and spending on share repurchases, partially offset by decreases in excess tax benefits from stock-based compensation and proceeds from issuances of treasury stock related to stock option exercises and an increase in payments of dividends.
During the first three months of fiscal 2016, $155.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and share repurchases. In October 2015, an additional $32 million was borrowed from the $750 million revolving credit facility for general corporate purposes, including share repurchases.
The maturity date of the $750 million revolving credit facility is March 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at September 23, 2015 was approximately 0.19%. As of September 23, 2015, $210.8 million of credit is available under the revolving credit facility. As of September 23, 2015, we were in compliance with all financial debt covenants.
As of September 23, 2015, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. On August 25, 2015, Moody’s upgraded our senior unsecured notes from Ba2 (non-investment grade) to Baa3 (investment grade) with a stable outlook. In addition, Moody’s withdrew our Ba1 (non-investment grade) corporate family rating. Our goal is to retain our investment grade rating from S&P, Fitch and Moody’s.

We repurchased approximately 894,000 shares of our common stock for $51.1 million in the first three months of fiscal 2016 including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, we repurchased approximately 760,000 shares for $37.8 million.
We paid dividends of $18.1 million to common stock shareholders in the first three months of fiscal 2016 compared to $17.2 million in dividends paid in the same period of fiscal 2015. Additionally, our Board of Directors approved a 14 percent increase in the quarterly dividend from $0.28 to $0.32 per share effective with the dividend declared in August 2015 of $19.2 million, which was paid during the second quarter on September 24, 2015. On October 29, 2015, our Board of Directors declared a quarterly dividend of $0.32 per share to be paid on December 24, 2015 to shareholders of record as of December 4, 2015. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program. As of September 23, 2015, approximately $566.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase to shareholders’ deficit.
During the first three months of fiscal 2016, approximately 50,000 stock options were exercised resulting in cash proceeds of $1.3 million. We received an excess tax benefit from stock-based compensation of $4.8 million during the first quarter primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations and the repayment of current debt obligations for the foreseeable future. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business. We periodically evaluate ways to monetize the value of our owned real estate and should alternatives become available that are more cost effective than our financing options currently available, we will consider execution of those alternatives.
RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt this guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not expect the updated guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and the related accounting treatment. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt this guidance in the first quarter of fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued. The new guidance may be applied prospectively for all arrangements entered into or materially modified after the effective date or on a retrospective basis. We do not expect the updated guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
There were no changes in our internal control over financial reporting during our first quarter ended September 23, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 24, 2015 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	The impact of the slow global economic growth on our business and financial results in fiscal 2016 and the material affect of a prolonged slow trend in growth on our future results.

•	The risk inflation may increase our operating expenses.

•	The effect of potential changes in governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increased costs or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Increases in energy costs and the impact on our profitability.

•	Our ability to consummate successful strategic transactions that are important to our future growth and profitability.

•	Our inability to meet our business strategy plan and the impact on our profitability in the future.

•
The impact of the current slow economic growth on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand that may taint public perception of the brand.

•	Failure to respond to and effectively manage the accelerated impact of social media could adversely impact our business.

•	Litigation could have a material adverse impact on our business and our financial performance.

•
Dependence on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

•	Failure to protect the integrity and security of individually identifiable data of our guests and teammates could expose us to litigation and damage our reputation.

•	Failure to protect our service marks and intellectual property could harm our business.

•	Outsourcing of certain business processes to third-party vendors that subject us to risk, including disruptions in business and increased costs.

•	Continuing disruptions in the global financial markets on the availability and cost of credit and consumer spending patterns.

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

•	Identification of a material weakness in internal control over financial reporting may adversely affect our stock price.

•
Other risk factors may adversely affect our financial performance, including pricing, consumer spending and consumer confidence, changes in economic conditions and financial and credit markets, credit availability, increased costs of food commodities, increased fuel costs and availability for our team members, customers and suppliers, increased health care costs, health epidemics or pandemics or the prospects of these events, consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, availability of employees, terrorist acts, energy shortages and rolling blackouts, and weather and other acts of God.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 9 to our consolidated financial statements set forth in Part I of this report.
Item 1A. RISK FACTORS
There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 24, 2015.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the first quarter of fiscal 2016 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
June 25, 2015 through July 29, 2015	362,451	$58.08	360,500	$339,607
July 30, 2015 through August 26, 2015	477,500	$56.66	405,236	$566,554
August 27, 2015 through September 23, 2015	54,262	$54.15	0	$566,554
	894,213	$57.08	765,736

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2016, 128,477 shares were tendered by team members at an average price of $54.96.

(b)	In August 2015, the Board of Directors authorized a $250.0 million increase to our existing share repurchase program.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, Chief Executive Officer and President and President of Chili’s Grill and Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Thomas J. Edwards, Jr., Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

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

BRINKER INTERNATIONAL, INC.

Date: November 2, 2015	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: November 2, 2015	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)