Form 10-Q
period 2015-12-23
BRINKER INTERNATIONAL INC
filed 2016-02-01
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 23, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1/25/2016
Common Stock, $0.10 par value	57,106,559 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 23, 2015	June 24, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$71,288	$55,121
Accounts receivable, net	87,706	46,588
Inventories	25,868	23,035
Restaurant supplies	44,468	43,968
Prepaid expenses	23,611	18,512
Deferred income taxes	997	2,493
Total current assets	253,938	189,717
Property and Equipment, at Cost:
Land	147,576	147,763
Buildings and leasehold improvements	1,622,146	1,546,957
Furniture and equipment	649,169	618,084
Construction-in-progress	13,356	15,001
	2,432,247	2,327,805
Less accumulated depreciation and amortization	(1,361,015)	(1,295,761)
Net property and equipment	1,071,232	1,032,044
Other Assets:
Goodwill	160,208	132,381
Deferred income taxes	28,808	30,644
Intangibles, net	31,214	16,642
Other	34,484	34,445
Total other assets	254,714	214,112
Total assets	$1,579,884	$1,435,873
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,605	$3,439
Accounts payable	82,941	92,947
Gift card liability	166,035	114,726
Accrued payroll	73,443	82,915
Other accrued liabilities	121,997	111,197
Income taxes payable	989	13,251
Total current liabilities	449,010	418,475
Long-term debt, less current installments	1,156,493	970,825
Other liabilities	139,313	125,033
Commitments and Contingencies (Note 10)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 58,255,713 shares outstanding at December 23, 2015, and 176,246,649 shares issued and 60,585,608 shares outstanding at June 24, 2015	17,625	17,625
Additional paid-in capital	488,229	490,111
Accumulated other comprehensive loss	(11,895)	(8,630)
Retained earnings	2,474,441	2,431,683
	2,968,400	2,930,789
Less treasury stock, at cost (117,990,936 shares at December 23, 2015 and 115,661,041 shares at June 24, 2015)	(3,133,332)	(3,009,249)
Total shareholders’ deficit	(164,932)	(78,460)
Total liabilities and shareholders’ deficit	$1,579,884	$1,435,873
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014	December 23, 2015	December 24, 2014
Revenues:
Company sales	$765,672	$717,768	$1,506,153	$1,404,632
Franchise and other revenues	22,938	25,130	45,016	49,284
Total revenues	788,610	742,898	1,551,169	1,453,916
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	203,799	193,762	400,402	378,547
Restaurant labor	247,596	227,733	494,173	455,009
Restaurant expenses	190,660	178,898	379,833	354,436
Company restaurant expenses	642,055	600,393	1,274,408	1,187,992
Depreciation and amortization	39,114	36,072	78,285	71,614
General and administrative	31,909	32,660	65,020	65,294
Other gains and charges	(87)	8,291	1,590	9,224
Total operating costs and expenses	712,991	677,416	1,419,303	1,334,124
Operating income	75,619	65,482	131,866	119,792
Interest expense	7,907	7,349	15,674	14,348
Other, net	(560)	(611)	(833)	(1,114)
Income before provision for income taxes	68,272	58,744	117,025	106,558
Provision for income taxes	20,578	17,438	36,124	32,514
Net income	$47,694	$41,306	$80,901	$74,044

Basic net income per share	$0.81	$0.65	$1.35	$1.15

Diluted net income per share	$0.80	$0.64	$1.34	$1.13

Basic weighted average shares outstanding	59,198	63,590	59,712	64,129

Diluted weighted average shares outstanding	59,899	64,963	60,553	65,613

Other comprehensive loss:
Foreign currency translation adjustment	$(460)	$(3,529)	$(3,265)	$(4,336)
Other comprehensive loss	(460)	(3,529)	(3,265)	(4,336)
Comprehensive income	$47,234	$37,777	$77,636	$69,708

Dividends per share	$0.32	$0.28	$0.64	$0.56

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014
Cash Flows from Operating Activities:
Net income	$80,901	$74,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,285	71,614
Stock-based compensation	7,522	6,992
Deferred income taxes	16,305	(3,969)
Restructure charges and other impairments	1,229	8,326
Net (gain) loss on disposal of assets	(274)	2,974
Undistributed earnings on equity investments	(213)	(188)
Other	149	418
Changes in assets and liabilities:
Accounts receivable	(41,551)	(49,665)
Inventories	(720)	(1,564)
Prepaid expenses and other	(4,760)	2,495
Intangibles and other assets	(724)	(2,018)
Accounts payable	(11,899)	(12,107)
Accrued liabilities	39,367	60,569
Current income taxes	(13,254)	(2,286)
Other liabilities	5,202	6,830
Net cash provided by operating activities	155,565	162,465
Cash Flows from Investing Activities:
Payments for property and equipment	(52,199)	(79,481)
Payment for business acquisition, net of cash acquired	(105,577)	0
Proceeds from sale of assets	2,756	1,950
Net cash used in investing activities	(155,020)	(77,531)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	207,500	83,000
Purchases of treasury stock	(140,089)	(112,789)
Payments of dividends	(37,363)	(35,409)
Payments on revolving credit facility	(20,000)	0
Excess tax benefits from stock-based compensation	4,907	10,351
Proceeds from issuances of treasury stock	1,691	3,975
Payments on long-term debt	(1,024)	(13,338)
Net cash provided by (used in) financing activities	15,622	(64,210)
Net change in cash and cash equivalents	16,167	20,724
Cash and cash equivalents at beginning of period	55,121	57,685
Cash and cash equivalents at end of period	$71,288	$78,409

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of December 23, 2015 and June 24, 2015 and for the thirteen and twenty-six week periods ended December 23, 2015 and December 24, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 23, 2015, we owned, operated or franchised 1,646 restaurants in the United States and 30 countries and two territories outside of the United States.
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

2. ACQUISITION OF CHILI'S RESTAURANTS

On June 25, 2015, we completed the stock acquisition of Pepper Dining Holding Corp. ("Pepper Dining"), a franchisee of 103 Chili's Grill & Bar restaurants primarily located in the Northeast and Southeast United States. The purchase price of $106.5 million, excluding cash and customary working capital adjustments of $0.9 million, was funded with borrowings from our existing credit facility. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of the restaurants were recorded at their preliminary respective fair values as of the date of acquisition. We are in the process of finalizing the fair value of the acquired assets and liabilities through internal studies and third-party valuations. This process is substantially complete and we do not expect any material adjustments to the fair values recorded.

The preliminary allocation of the purchase price is as follows (in thousands):

Current assets including cash and cash equivalents (1)	$6,331
Current deferred income taxes	2,050
Property and equipment	70,576
Goodwill	28,543
Reacquired franchise rights (2)	10,400
Deferred income taxes	10,928
Favorable leases	5,496
Total assets acquired	134,324
Current liabilities	18,065
Unfavorable leases	8,846
Total liabilities assumed	26,911
Net assets acquired (1)	$107,413

(1)	The net assets acquired includes cash and cash equivalents of $1.8 million.

(2)	The reacquired franchise rights have an amortization period of 12 years.

We expect $12.8 million of the goodwill balance to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities. The acquired restaurants generated approximately $62.2 million and $124.0 million of revenue for the thirteen and twenty-six week periods ended December 23, 2015 and are expected to generate approximately $2.5 million of average annual revenue per restaurant in fiscal 2016, partially offset by the loss of average annual royalty revenues of approximately $104,000 per restaurant. Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 682,000 stock options and restricted share awards outstanding at December 23, 2015 and 235,000 stock options and restricted share awards outstanding at December 24, 2014 that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014	December 23, 2015	December 24, 2014
Basic weighted average shares outstanding	59,198	63,590	59,712	64,129
Dilutive stock options	314	673	356	663
Dilutive restricted shares	387	700	485	821
	701	1,373	841	1,484
Diluted weighted average shares outstanding	59,899	64,963	60,553	65,613

4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 23, 2015	June 24, 2015
Revolving credit facility	$571,250	$383,750
3.88% notes	299,781	299,766
2.60% notes	249,917	249,899
Capital lease obligations	39,150	40,849
	1,160,098	974,264
Less current installments	(3,605)	(3,439)
	$1,156,493	$970,825
During the first six months of fiscal 2016, $207.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and share repurchases. We repaid $20.0 million in the second quarter.
The maturity date of the $750 million revolving credit facility is March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at December 23, 2015 was approximately 0.42%. As of December 23, 2015, $178.8 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014	December 23, 2015	December 24, 2014
Litigation	$(2,032)	$5,800	$(2,032)	$5,800
Restaurant impairment charges	468	747	525	747
Severance	209	0	2,368	0
Acquisition costs	0	0	580	0
Loss (Gain) on the sale of assets, net	0	1,069	(1,762)	1,093
Restaurant closure charges	0	509	0	1,381
Impairment of liquor licenses	0	175	0	175
Other	1,268	(9)	1,911	28
	$(87)	$8,291	$1,590	$9,224

We were a plaintiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015 and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation. Additionally, we incurred expenses of $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. We also recorded impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. See note 7 for fair value disclosures.
During the first quarter of fiscal 2016, we incurred $2.2 million in severance and other benefits related to organizational changes made during the quarter. Additionally, we recorded $0.6 million of transaction costs related to the acquisition of Pepper Dining and a $1.8 million gain on the sale of property.

In the second quarter of fiscal 2015, the class action lawsuit styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. Additionally, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $0.5 million primarily related to lease termination charges.

6. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	December 23, 2015	June 24, 2015
Sales tax	$22,990	$20,308
Insurance	24,431	22,658
Property tax	17,096	14,224
Dividends	18,719	16,961
Other	38,761	37,046
	$121,997	$111,197
Other liabilities consist of the following (in thousands):

	December 23, 2015	June 24, 2015
Straight-line rent	$58,521	$56,345
Insurance	35,809	30,988
Landlord contributions	25,192	24,785
Unfavorable leases	7,197	663
Unrecognized tax benefits	5,008	5,144
Other	7,586	7,108
	$139,313	$125,033

7. FAIR VALUE MEASUREMENTS
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

We determine the fair value of property and equipment based on discounted projected future cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. Based on our semi-annual review, during the first six months of fiscal 2016, long-lived assets with a carrying value of $106,000, primarily related to underperforming restaurants previously impaired, were determined to have no fair value resulting in an impairment charge of $106,000. During fiscal 2015, long-lived assets with a carrying value of $747,000, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $747,000.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review, during the second quarter of fiscal 2016, we determined there was no impairment. During fiscal 2015, one transferable liquor license with a carrying value of $225,000 was written down to the fair value of $50,000 resulting in an impairment charge of $175,000.

We review the carrying amounts of goodwill and reacquired franchise rights annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determined that there was no impairment of goodwill during our annual test in the second quarter of fiscal 2016 and fiscal 2015 as the fair value of our reporting units was substantially in excess of the carrying value. We also determined that there was no impairment of reacquired franchise rights during our annual test in the second quarter of fiscal 2016 and fiscal 2015. No indicators of impairment were identified through the end of the second quarter of fiscal 2016.

During the second quarter of fiscal 2016, we recorded an impairment charge of $187,000 related to a parcel of undeveloped land that we own. The land had a carrying value of $937,000 and was written down to the fair value of $750,000. The fair value was based on the sales price of comparable properties. Additionally, we recorded an impairment charge of $231,000 related to a capital lease asset that is subleased to a franchise. The capital lease asset had a carrying value of $338,000 and was written down to the fair value of $107,000. The fair value of the capital lease asset is based on discounted projected future cash flows from the sublease.

All impairment charges were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 23, 2015 and December 24, 2014 (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held for use:
At December 23, 2015	$0	$0	$0	$0
At December 24, 2014	$0	$0	$0	$0
Liquor licenses:
At December 23, 2015	$0	$0	$0	$0
At December 24, 2014	$0	$50	$0	$50
Other long-lived assets:
At December 23, 2015	$0	$750	$107	$857
At December 24, 2014	$0	$0	$0	$0

(b)	Other Financial Instruments
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
The carrying amounts and fair values of the 2.60% notes and 3.88% notes are as follows (in thousands):

	December 23, 2015		June 24, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,917	$249,173	$249,899	$250,583
3.88% Notes	$299,781	$289,443	$299,766	$290,706

8. SHAREHOLDERS’ DEFICIT
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4,185.0 million. We repurchased approximately 2.8 million shares of our common stock for $140.1 million during the first two quarters of fiscal 2016, including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of December 23, 2015, approximately $477.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first two quarters of fiscal 2016, we granted approximately 279,000 stock options with a weighted average exercise price per share of $54.11 and a weighted average fair value per share of $11.18, and approximately 269,000 restricted share awards with a weighted average fair value per share of $49.83. Additionally, during the first two quarters of fiscal 2016, approximately 65,000 stock options were exercised resulting in cash proceeds of approximately $1.7 million. We received an excess tax benefit from stock-based compensation of approximately $4.9 million during the first two quarters primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first two quarters of fiscal 2016, we paid dividends of $37.4 million to common stock shareholders, compared to $35.4 million in the prior year. Additionally, our Board of Directors approved a 14% increase in the quarterly dividend from

$0.28 to $0.32 per share effective with the dividend declared in August 2015. We also declared a quarterly dividend of $18.7 million in October 2015 which was paid on December 24, 2015. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of December 23, 2015.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first two quarters of fiscal 2016 and 2015 are as follows (in thousands):

	December 23, 2015	December 24, 2014
Income taxes, net of refunds	$26,966	$26,643
Interest, net of amounts capitalized	13,828	13,002

Non-cash investing and financing activities for the first two quarters of fiscal 2016 and 2015 are as follows (in thousands):

	December 23, 2015	December 24, 2014
Retirement of fully depreciated assets	$9,901	$25,029
Dividends declared but not paid	18,912	18,403
Accrued capital expenditures	1,283	1,745

10. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 23, 2015 and June 24, 2015, we have outstanding lease guarantees or are secondarily liable for $77.7 million and $98.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2016 through fiscal 2025. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 23, 2015. Our secondary liability position was reduced by approximately $19.0 million in the first quarter of fiscal 2016 related to the Pepper Dining acquisition. See Note 2 for additional disclosures related to the acquisition.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 23, 2015, we had $25.2 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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
11. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, an additional $20.0 million was borrowed from the revolver for general corporate purposes, including share repurchases. Additionally, we repurchased approximately 1.9 million shares for $91.0 million.

12. EFFECT OF NEW ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and the related accounting treatment. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued. This update may be applied prospectively for all arrangements entered into or materially modified after the effective date or on a retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. This update is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this update on our ongoing financial reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014	December 23, 2015	December 24, 2014
Revenues:
Company sales	97.1%	96.6%	97.1%	96.6%
Franchise and other revenues	2.9%	3.4%	2.9%	3.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.6%	27.0%	26.6%	27.0%
Restaurant labor (1)	32.4%	31.7%	32.8%	32.4%
Restaurant expenses (1)	24.9%	24.9%	25.2%	25.2%
Company restaurant expenses (1)	83.9%	83.6%	84.6%	84.6%
Depreciation and amortization	5.0%	4.9%	5.0%	4.9%
General and administrative	4.0%	4.4%	4.2%	4.5%
Other gains and charges	0.0%	1.1%	0.1%	0.6%
Total operating costs and expenses	90.4%	91.2%	91.5%	91.8%
Operating income	9.6%	8.8%	8.5%	8.2%
Interest expense	1.0%	1.0%	1.0%	1.0%
Other, net	(0.1)%	(0.1)%	—%	(0.1)%
Income before provision for income taxes	8.7%	7.9%	7.5%	7.3%
Provision for income taxes	2.7%	2.3%	2.3%	2.2%
Net income	6.0%	5.6%	5.2%	5.1%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the second quarter, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2016:

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016
Company-owned restaurants:
Chili's domestic (1)	4	3	8	4	935	826	11-13
Chili's international	0	1	0	1	13	13	0
Maggiano's	2	1	2	3	51	49	2
Total company-owned	6	5	10	8	999	888	13-15
Franchise restaurants:
Chili's domestic (1)	2	1	3	4	326	440	8-10
Chili's international	11	9	17	15	321	306	25-30
Total franchise	13	10	20	19	647	746	33-40
Total restaurants:
Chili's domestic	6	4	11	8	1,261	1,266	19-23
Chili's international	11	10	17	16	334	319	25-30
Maggiano's	2	1	2	3	51	49	2
Grand total	19	15	30	27	1,646	1,634	46-55

(1)
Chili's domestic company-owned restaurants total open at the end of the second quarter of fiscal 2016 includes an increase of 103 Chili's restaurants acquired from a franchisee with a corresponding decrease to Chili's domestic franchise restaurants.

At December 23, 2015, we owned the land and buildings for 191 of the 999 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $141.7 million and $110.7 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 23, 2015 and December 24, 2014, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 23, 2015, we owned, operated, or franchised 1,646 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry along with recent economic pressures in certain oil producing states. U.S. economic growth has been steady but wage growth has been slow. This wage pressure has challenged both restaurant operators and consumers as discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for earnings growth going forward.
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
We have also differentiated the Chili’s brand by leveraging technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively and drive traffic. All domestic Chili’s restaurants with the exception of airport and college locations are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey, pay-at-the-table capabilities and loyalty program functionality. We also plan to leverage our tabletop devices to enable our recently announced partnership with Plenti, a consumer rewards program including a coalition of major national brands. We believe the integration of the My Chili’s Rewards program into Plenti will allow us to drive sales and profits. We are also investing in a new online ordering system that expands our current capabilities and gives our guests greater control of their experience. We plan to launch the Plenti and online ordering platforms late this fiscal year or early in fiscal 2017. We have also launched No Wait, a new application which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts and to send them a text when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app which we believe will reduce restaurant wait times. The application also enables our hosts to optimize available seating to increase the efficiency of our restaurants.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been successful and includes Fresh Mex Bowls, Mix and Match Fajitas, and Tableside Guacamole. We leveraged this success by launching our new Top-Shelf Taco category including Pork Carnitas, Ranchero Chicken and Prime Rib tacos. Our recently launched Texas themed Fresh Tex platform features ribs, steaks and burgers, and our traditional burger menu now features Craft Burgers with fresh potato buns and house made garlic pickles. We also have a strong focus on innovation with our lunch business and are planning to enhance the daypart by offering new price points and a quicker pace. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
Improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened two restaurants this year based on the new prototype, which excludes banquet space. This new prototype allows the brand to enter new markets for which the existing model was not suited. Maggiano's is committed to delivering high quality food and a dining experience in line with our brand heritage. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.

We capitalized on an opportunity to further expand our domestic business by acquiring a franchisee which owned 103 Chili’s restaurants primarily located in the Northeast and Southeast United States. We believe this acquisition fits well within our capital allocation strategy and will enable us to grow our sales and profits in fiscal 2016. Our global Chili's business continues to grow with locations in 31 countries and two U.S. territories. Our international franchisees are on track to open 25-30 new restaurants this year.
REVENUES
Total revenues for the second quarter of fiscal 2016 increased to $788.6 million, a 6.2% increase from the $742.9 million generated for the same quarter of fiscal 2015 driven by a 6.7% increase in company sales. Total revenues for the twenty-six week period ended December 23, 2015 were $1,551.2 million, a 6.7% increase from the $1,453.9 million generated for the same period in fiscal 2015 driven by a 7.2% increase in company sales. The increase in company sales for the second quarter and year-to-date periods was driven by an increase in restaurant capacity resulting from the acquisition of Pepper Dining, partially offset by negative comparable restaurant sales (see table below).

	Thirteen Week Period Ended December 23, 2015
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.6)%	1.2%	0.1%	(3.9)%	12.4%
Chili’s (1)	(2.8)%	0.8%	0.4%	(4.0)%	13.0%
Maggiano’s	(1.8)%	2.3%	(1.2)%	(2.9)%	2.1%
Chili's Franchise (2)	0.9%
U.S.	(0.1)%
International	2.6%
Chili's Domestic (3)	(2.1)%
System-wide (4)	(1.6)%

	Thirteen Week Period Ended December 24, 2014
	Comparable Sales	Price Increase (5)	Mix Shift (5)	Traffic (5)	Capacity
Company-owned	3.7%	1.8%	0.2%	1.7%	0.8%
Chili’s	4.0%	1.7%	0.6%	1.7%	0.4%
Maggiano’s	2.3%	2.4%	(1.6)%	1.5%	8.7%
Chili's Franchise (2)	3.2%
U.S.	4.9%
International	(0.5)%
Chili's Domestic (3)	4.2%
System-wide (4)	3.5%

	Twenty-Six Week Period Ended December 23, 2015
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.1)%	1.2%	(0.4)%	(2.9)%	12.3%
Chili’s (1)	(2.2)%	1.0%	(0.4)%	(2.8)%	12.8%
Maggiano’s	(1.7)%	2.6%	(1.1)%	(3.2)%	3.0%
Chili's Franchise (2)	1.5%
U.S.	0.3%
International	3.7%
Chili's Domestic (3)	(1.6)%
System-wide (4)	(1.1)%

	Twenty-Six Week Period Ended December 24, 2014
	Comparable Sales	Price Increase (5)	Mix Shift (5)	Traffic (5)	Capacity
Company-owned	3.0%	2.0%	0.1%	0.9%	0.7%
Chili’s	3.3%	2.0%	0.6%	0.7%	0.4%
Maggiano’s	1.6%	2.0%	(1.5)%	1.1%	7.9%
Chili's Franchise (2)	2.1%
U.S.	3.3%
International	(0.6)%
Chili's Domestic (3)	3.3%
System-wide (4)	2.7%

(1)	Chili's company-owned comparable restaurant sales includes 103 Chili's restaurants acquired from a franchisee in the first quarter of fiscal 2016.

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

(3)	Domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(4)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise operated restaurants.

(5)	Reclassifications have been made between pricing impact, mix-shift and traffic in the prior year periods to conform with current year classification.
Chili’s company sales increased 8.1% to $651.0 million in the second quarter of fiscal 2016 from $602.0 million in the same quarter of fiscal 2015. For the year-to-date period, Chili's company sales increased 8.5% to $1,304.1 million in fiscal 2016 from $1,202.0 million in fiscal 2015. The increases were primarily driven by higher restaurant capacity, partially offset by decreases in comparable restaurant sales. Chili's company-owned restaurant capacity increased 13.0% and 12.8% for the second quarter and year-to-date periods of fiscal 2016, respectively, (as measured by sales weeks) compared to the prior year periods due to the acquisition of 103 Chili's restaurants on June 25, 2015 from a franchisee and to six net restaurant openings since the second quarter of fiscal 2015. Comparable restaurant sales decreased 2.8% and 2.2% for the second quarter and year-to-date periods of fiscal 2016, respectively.
Maggiano’s company sales decreased 0.9% to $114.7 million in the second quarter of fiscal 2016 from $115.8 million in the same quarter of fiscal 2015. For the year-to-date period, Maggiano's company sales decreased 0.2% to $202.1 million in fiscal 2016 from $202.6 million in fiscal 2015. The decreases were primarily driven by declines in comparable restaurant sales, partially offset by increased restaurant capacity. Maggiano's capacity increased 2.1% and 3.0% for the second quarter and year-to-date periods of fiscal 2016, respectively, (as measured by sales weeks) compared to the prior year periods due to two restaurant openings since the second quarter of fiscal 2015. Comparable restaurant sales decreased 1.8% and 1.7% for the second quarter and year-to-date periods of fiscal 2016, respectively.
Franchise and other revenues decreased 8.8% to $22.9 million in the second quarter of fiscal 2016 compared to $25.1 million in the prior year. For the year-to-date period, franchise and other revenues decreased 8.7% to $45.0 million in fiscal 2016 from $49.3 million in fiscal 2015. The decreases were driven primarily by a decline in royalty revenues resulting from the acquisition of 103 Chili's restaurants from a former franchisee. Our franchisees generated approximately $338 million and $667 million in sales for the second quarter and year-to-date periods of fiscal 2016, respectively.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.6% for the second quarter and year-to-date period of fiscal 2016 from 27.0% for the respective prior year periods. Cost of sales, as a percent of company sales, was positively impacted by favorable menu pricing and commodity pricing related to burger meat, cheese, seafood, and avocados, partially offset by unfavorable menu item mix and commodity pricing primarily related to steak and chicken.
Restaurant labor, as a percent of company sales, increased to 32.4% for the second quarter and 32.8% for the year-to-date period of fiscal 2016 from 31.7% and 32.4% for the respective prior year periods primarily due to increased wage rates, partially offset by lower incentive bonus and productivity initiatives.

Restaurant expenses, as a percent of company sales, remained flat at 24.9% for the second quarter and flat at 25.2% for the year-to-date period of fiscal 2016 compared to the respective prior year periods primarily due to higher repairs and maintenance and rent expenses offset by lower advertising, workers' compensation insurance expenses and operations supervision expenses.
Depreciation and amortization expense increased $3.0 million for the second quarter and $6.7 million for the year-to-date period primarily due to depreciation on acquired restaurants, asset replacements, new restaurant openings and previous investments in the Chili's reimage program, partially offset by an increase in fully depreciated assets.
General and administrative expense decreased approximately $0.8 million for the second quarter and $0.3 million for the year-to-date period of fiscal 2016 compared to the respective prior year periods primarily due to lower performance-based compensation, partially offset by the termination of accounting and information technology support fees received from Pepper Dining subsequent to the acquisition.
In the second quarter of fiscal 2016, other gains and charges totaled to a net gain of $87,000. We were a plantiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015 and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation. Additionally, we incurred expenses of $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. We also recorded impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. In the first quarter of fiscal 2016, other gains and charges were $1.7 million consisting primarily of severance charges and acquisition costs, partially offset by a gain on the sale of property.
In the second quarter of fiscal 2015, other gains and charges were $8.3 million. The class action lawsuit styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. Additionally, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $0.5 million primarily related to lease termination charges. Restaurant closure charges for the first six months of 2015 were $1.4 million and consisted primarily of lease termination charges.
Interest expense increased approximately $0.6 million for the second quarter and $1.3 million for the year-to-date period of fiscal 2016 compared to the respective prior year periods primarily due to higher borrowing balances, partially offset by lower interest rates.
INCOME TAXES
The effective income tax rate increased to 30.1% and 30.9% for the second quarter and year-to-date periods of fiscal 2016 compared to 29.7% and 30.5% in the prior year comparable periods primarily due to increased earnings, partially offset by an increase in the FICA Tip Credit and the positive impact of the resolution of certain tax positions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first six months of fiscal 2016, net cash flow provided by operating activities was $155.6 million compared to $162.5 million in the prior year. The decrease was driven by changes in working capital during the first six months of fiscal 2016 primarily related to the settlement of liabilities assumed as part of the acquisition of Pepper Dining, the timing of tax payments, the pay-out of long-term incentive compensation and lower net gift card activity. The decrease was partially offset by the timing of operational payments as well as higher earnings in the current year.

Cash Flow used in Investing Activities

	Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014
Net cash used in investing activities (in thousands):
Payment for business acquisition, net of cash acquired	$(105,577)	$0
Payments for property and equipment	(52,199)	(79,481)
Proceeds from sale of assets	2,756	1,950
	$(155,020)	$(77,531)
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.
Capital expenditures decreased to approximately $52.2 million for the first six months of fiscal 2016 compared to $79.5 million for the prior year primarily due to decreased spending on the Chili's reimage program in fiscal 2016 compared to the prior year, partially offset by increased normal asset replacement and new restaurant construction for Chili's. The reimage program was substantially completed in fiscal 2015; however, we began reimaging the restaurants acquired from Pepper Dining in fiscal 2016.
Cash Flow Provided by (Used in) Financing Activities

	Twenty-Six Week Periods Ended
	December 23, 2015	December 24, 2014
Net cash provided by (used in) financing activities (in thousands):
Borrowings on revolving credit facility	$207,500	$83,000
Purchases of treasury stock	(140,089)	(112,789)
Payments of dividends	(37,363)	(35,409)
Payments on revolving credit facility	(20,000)	0
Excess tax benefits from stock-based compensation	4,907	10,351
Proceeds from issuances of treasury stock	1,691	3,975
Payments on long-term debt	(1,024)	(13,338)
	$15,622	$(64,210)
Net cash provided by financing activities for the first six months of fiscal 2016 increased to $15.6 million from net cash used in financing activities of $64.2 million in the prior year primarily due to increased borrowings on the revolving credit facility and a decrease in payments on long-term debt, partially offset by increases in spending on share repurchases, payments on the revolving credit facility and decreases in excess tax benefits from stock-based compensation.
During the first six months of fiscal 2016, $207.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and share repurchases. We repaid $20.0 million in the second quarter. Subsequent to the end of the quarter, an additional $20.0 million was borrowed from the $750 million revolving credit facility for general corporate purposes, including share repurchases.
The maturity date of the $750 million revolving credit facility is March 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at December 23, 2015 was approximately 0.42%. As of December 23, 2015, $178.8 million of credit is available under the revolving credit facility. As of December 23, 2015, we were in compliance with all financial debt covenants.
As of December 23, 2015, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. On August 25, 2015, Moody’s upgraded our senior unsecured notes from Ba2 (non-investment grade) to Baa3 (investment grade) with a stable outlook. In addition, Moody’s withdrew our Ba1 (non-investment grade) corporate family rating. Our goal is to retain our investment grade rating from S&P, Fitch and Moody’s.

We repurchased approximately 2.8 million shares of our common stock for $140.1 million in the first six months of fiscal 2016 including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, we repurchased approximately 1.9 million shares for $91.0 million.
We paid dividends of $37.4 million to common stock shareholders in the first two quarters of fiscal 2016 compared to $35.4 million in dividends paid in the same period of fiscal 2015. Additionally, our Board of Directors approved a 14% increase in the quarterly dividend from $0.28 to $0.32 per share effective with the dividend declared in August 2015. We also declared a quarterly dividend of $18.7 million in October 2015 which was paid on December 24, 2015. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program. As of December 23, 2015, approximately $477.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first six months of fiscal 2016, approximately 65,000 stock options were exercised resulting in cash proceeds of $1.7 million. We received an excess tax benefit from stock-based compensation of $4.9 million during the first six months primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and the related accounting treatment. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued. This update may be applied prospectively for all arrangements entered into or materially modified after the effective date or on a retrospective basis. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this update on our ongoing financial reporting.

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
There were no changes in our internal control over financial reporting during our second quarter ended December 23, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
Changes to estimates related to our property and equipment, intangible assets or operating results that are lower than our current estimates at certain restaurant locations, possibly causing us to incur impairment charges on certain long-lived assets.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the second quarter of fiscal 2016 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 24, 2015 through October 28, 2015	682,225	$49.86	682,225	$532,522
October 29, 2015 through November 25, 2015	975,294	$45.06	975,294	$488,554
November 26, 2015 through December 23, 2015	247,432	$44.62	246,459	$477,554
	1,904,951	$46.72	1,903,978

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2016, 973 shares were tendered by team members at an average price of $45.82.

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

BRINKER INTERNATIONAL, INC.

Date: February 1, 2016	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: February 1, 2016	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)