Form 10-Q
period 2016-03-23
BRINKER INTERNATIONAL INC
filed 2016-05-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 23, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, $0.10 par value	55,711,827 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 23, 2016	June 24, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,985	$55,121
Accounts receivable, net	40,759	46,588
Inventories	24,352	23,035
Restaurant supplies	44,873	43,968
Prepaid expenses	17,120	18,512
Income taxes receivable	635	0
Total current assets	196,724	187,224
Property and Equipment, at Cost:
Land	147,576	147,763
Buildings and leasehold improvements	1,620,592	1,546,957
Furniture and equipment	655,855	618,084
Construction-in-progress	18,914	15,001
	2,442,937	2,327,805
Less accumulated depreciation and amortization	(1,389,913)	(1,295,761)
Net property and equipment	1,053,024	1,032,044
Other Assets:
Goodwill	163,872	132,381
Deferred income taxes	11,990	33,137
Intangibles, net	30,973	16,642
Other	32,605	34,445
Total other assets	239,440	216,605
Total assets	$1,489,188	$1,435,873
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,605	$3,439
Accounts payable	94,848	92,947
Gift card liability	128,959	114,726
Accrued payroll	73,541	82,915
Other accrued liabilities	121,338	111,197
Income taxes payable	0	13,251
Total current liabilities	422,291	418,475
Long-term debt, less current installments	1,174,660	970,825
Other liabilities	135,899	125,033
Commitments and Contingencies (Note 10)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 55,761,731 shares outstanding at March 23, 2016, and 176,246,649 shares issued and 60,585,608 shares outstanding at June 24, 2015	17,625	17,625
Additional paid-in capital	492,524	490,111
Accumulated other comprehensive loss	(11,924)	(8,630)
Retained earnings	2,513,801	2,431,683
	3,012,026	2,930,789
Less treasury stock, at cost (120,484,918 shares at March 23, 2016 and 115,661,041 shares at June 24, 2015)	(3,255,688)	(3,009,249)
Total shareholders’ deficit	(243,662)	(78,460)
Total liabilities and shareholders’ deficit	$1,489,188	$1,435,873
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015	March 23, 2016	March 25, 2015
Revenues:
Company sales	$805,145	$761,736	$2,311,298	$2,166,368
Franchise and other revenues	19,494	22,479	64,510	71,763
Total revenues	824,639	784,215	2,375,808	2,238,131
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	215,362	203,960	615,764	582,507
Restaurant labor	262,701	240,105	756,874	695,114
Restaurant expenses	187,216	173,611	567,049	528,047
Company restaurant expenses	665,279	617,676	1,939,687	1,805,668
Depreciation and amortization	39,050	36,599	117,335	108,213
General and administrative	30,170	35,194	95,190	100,488
Other gains and charges	3,864	(8,477)	5,454	747
Total operating costs and expenses	738,363	680,992	2,157,666	2,015,116
Operating income	86,276	103,223	218,142	223,015
Interest expense	8,403	7,361	24,077	21,709
Other, net	(277)	(454)	(1,110)	(1,568)
Income before provision for income taxes	78,150	96,316	195,175	202,874
Provision for income taxes	20,648	30,889	56,772	63,403
Net income	$57,502	$65,427	$138,403	$139,471

Basic net income per share	$1.01	$1.04	$2.36	$2.19

Diluted net income per share	$1.00	$1.02	$2.33	$2.14

Basic weighted average shares outstanding	56,673	62,891	58,699	63,719

Diluted weighted average shares outstanding	57,407	64,091	59,505	65,108

Other comprehensive loss:
Foreign currency translation adjustment	$(29)	$(2,847)	$(3,294)	$(7,183)
Other comprehensive loss	(29)	(2,847)	(3,294)	(7,183)
Comprehensive income	$57,473	$62,580	$135,109	$132,288

Dividends per share	$0.32	$0.28	$0.96	$0.84

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015
Cash Flows from Operating Activities:
Net income	$138,403	$139,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,335	108,213
Stock-based compensation	12,095	11,587
Deferred income taxes	36,535	21,884
Restructure charges and other impairments	5,937	8,402
Net (gain) loss on disposal of assets	(633)	3,819
Undistributed earnings on equity investments	(522)	(283)
Other	1,390	215
Changes in assets and liabilities:
Accounts receivable	4,713	7,450
Inventories	785	(563)
Prepaid expenses and other	1,167	8,154
Intangibles and other assets	(566)	(3,197)
Accounts payable	(6,560)	(1,693)
Accrued liabilities	2,539	(24,334)
Current income taxes	(14,182)	(8,080)
Other liabilities	1,145	3,862
Net cash provided by operating activities	299,581	274,907
Cash Flows from Investing Activities:
Payments for property and equipment	(76,090)	(107,108)
Payment for business acquisition, net of cash acquired	(105,577)	0
Proceeds from sale of assets	4,256	1,950
Net cash used in investing activities	(177,411)	(105,158)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	256,500	442,750
Purchases of treasury stock	(266,157)	(217,019)
Payments of dividends	(56,192)	(53,248)
Payments on revolving credit facility	(50,000)	(177,000)
Excess tax benefits from stock-based compensation	5,365	16,920
Proceeds from issuances of treasury stock	4,725	14,965
Payments on long-term debt	(2,547)	(188,758)
Payments for deferred financing costs	0	(2,501)
Net cash used in financing activities	(108,306)	(163,891)
Net change in cash and cash equivalents	13,864	5,858
Cash and cash equivalents at beginning of period	55,121	57,685
Cash and cash equivalents at end of period	$68,985	$63,543

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of March 23, 2016 and June 24, 2015 and for the thirteen and thirty-nine week periods ended March 23, 2016 and March 25, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 23, 2016, we owned, operated or franchised 1,647 restaurants in the United States and 30 countries and two territories outside of the United States.
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
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separately classified into a current amount and a noncurrent amount on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We elected to early adopt this guidance as of March 23, 2016 and to apply the guidance retrospectively. Accordingly, we reclassified the current deferred tax asset balance of $2.5 million to noncurrent on the consolidated balance sheet as of June 24, 2015. Because the application of this guidance affects classification only, the reclassification did not have a material effect on our consolidated financial statements.
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

During the third quarter of fiscal 2016, we finalized the valuation of the acquired assets and liabilities associated with the Pepper Dining acquisition. The final fair value analysis resulted in a reduction of the recorded amount for property and equipment of approximately $6.0 million on the consolidated balance sheet. The fair value reduction associated with property and equipment also resulted in a decrease of approximately $2.4 million in the deferred income tax liability associated with the assets. The change in these amounts resulted in a corresponding net increase to goodwill of approximately $3.4 million. We do not expect any further adjustments to the Pepper Dining purchase price allocation.

The final allocation of the purchase price is as follows (in thousands):

Current assets including cash and cash equivalents (1)	$6,331
Property and equipment	64,532
Goodwill	31,912
Reacquired franchise rights (2)	10,400
Deferred income taxes	15,388
Favorable leases	5,496
Total assets acquired	134,059
Current liabilities	17,800
Unfavorable leases	8,846
Total liabilities assumed	26,646
Net assets acquired (1)	$107,413

(1)	The net assets acquired includes cash and cash equivalents of $1.8 million.

(2)	The reacquired franchise rights have an amortization period of 12 years.

We expect $12.8 million of the goodwill balance to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities. The acquired restaurants generated approximately $65.4 million and $189.4 million of revenue for the thirteen and thirty-nine week periods ended March 23, 2016 and are expected to generate approximately $2.5 million of average annual revenue per restaurant in fiscal 2016, partially offset by the loss of average annual royalty revenues of approximately $104,000 per restaurant. Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015	March 23, 2016	March 25, 2015
Basic weighted average shares outstanding	56,673	62,891	58,699	63,719
Dilutive stock options	297	525	337	617
Dilutive restricted shares	437	675	469	772
	734	1,200	806	1,389
Diluted weighted average shares outstanding	57,407	64,091	59,505	65,108

Awards excluded due to anti-dilutive effect on earnings per share	561	19	533	234

4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 23, 2016	June 24, 2015
Revolving credit facility	$590,250	$383,750
3.88% notes	299,788	299,766
2.60% notes	249,925	249,899
Capital lease obligations	38,302	40,849
	1,178,265	974,264
Less current installments	(3,605)	(3,439)
	$1,174,660	$970,825
During the first nine months of fiscal 2016, $256.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and for share repurchases. We repaid a total of $50.0 million in the second and third quarters.
The maturity date of the $750 million revolving credit facility is March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at March 23, 2016 was approximately 0.43%. As of March 23, 2016, $159.8 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015	March 23, 2016	March 25, 2015
Restaurant impairment charges	$3,413	$0	$3,937	$747
(Gain) Loss on the sale of assets, net	(1,096)	0	(2,858)	1,093
Impairment of investment	1,000	0	1,000	0
Acquisition costs	120	0	700	0
Restaurant closure charges	89	76	89	1,457
Litigation	0	(8,553)	(2,032)	(2,753)
Severance	0	0	2,368	0
Impairment of liquor licenses	0	0	0	175
Other	338	0	2,250	28
	$3,864	$(8,477)	$5,454	$747
During the third quarter of fiscal 2016, we recorded impairment charges of $3.4 million related to two underperforming restaurants identified for closure by management and $1.0 million related to a cost method investment. See note 7 for fair value disclosures.
We were a plaintiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015, and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation.
During the first nine months of fiscal 2016, we incurred expenses of $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. We also recorded impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. See note 7 for fair value disclosures. We incurred $2.4 million in severance and other benefits related to organizational changes. Additionally, we recorded $0.7 million of transaction costs related to the acquisition of Pepper Dining and a $2.9 million gain on the sale of several properties.
We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al. A settlement agreement was fully executed by all parties in January 2015, and we received approximately $8.6 million per the terms of this agreement in the third quarter of fiscal 2015. During the second quarter of fiscal 2015, the class action lawsuit styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount.
During the first nine months of fiscal 2015, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $1.5 million primarily related to lease termination charges.

6. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	March 23, 2016	June 24, 2015
Sales tax	$23,338	$20,308
Insurance	24,009	22,658
Property tax	12,492	14,224
Dividends	17,843	16,961
Other	43,656	37,046
	$121,338	$111,197
Other liabilities consist of the following (in thousands):

	March 23, 2016	June 24, 2015
Straight-line rent	$56,153	$56,345
Insurance	36,178	30,988
Landlord contributions	25,291	24,785
Unfavorable leases	6,864	663
Unrecognized tax benefits	3,903	5,144
Other	7,510	7,108
	$135,899	$125,033

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

We determine the fair value of property and equipment based on discounted projected future cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. Based on our semi-annual review during the second quarter of fiscal 2016, long-lived assets with a carrying value of $106,000, primarily related to underperforming restaurants previously impaired, were determined to have no fair value resulting in an impairment charge of $106,000. During the third quarter of fiscal 2016, two restaurants were identified for closure by management with a combined carrying value of $3.4 million. We determined these restaurants have no fair value resulting in an impairment charge of $3.4 million. During fiscal 2015, long-lived assets with a carrying value of $747,000, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $747,000.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review during the second quarter of fiscal 2016, we determined there was no impairment. During fiscal 2015, one transferable liquor license with a carrying value of $225,000 was written down to the fair value of $50,000 resulting in an impairment charge of $175,000.

We review the carrying amounts of goodwill and reacquired franchise rights annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determined that there was no impairment of goodwill during our annual test in the second quarter of fiscal 2016 and fiscal 2015 as the fair value of our reporting units was substantially in excess of the carrying values. We also determined that there was no impairment of reacquired franchise rights during our annual test in the second quarter of fiscal 2016 and fiscal 2015. No indicators of impairment were identified through the end of the third quarter of fiscal 2016.

During fiscal 2016, we recorded an impairment charge of $187,000 related to a parcel of undeveloped land that we own. The land had a carrying value of $937,000 and was written down to the fair value of $750,000. The fair value was based on the sales price of comparable properties. Additionally, we recorded an impairment charge of $231,000 related to a capital lease asset that is subleased to a franchise. The capital lease asset had a carrying value of $338,000 and was written down to the fair value of $107,000. The fair value of the capital lease asset is based on discounted projected future cash flows from the sublease. During the third quarter of fiscal 2016, we recorded an impairment charge of $1.0 million related to a cost method investment which we determined to have no fair value.

All impairment charges were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at March 23, 2016 and March 25, 2015 (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held for use:
At March 23, 2016	$0	$0	$0	$0
At March 25, 2015	$0	$0	$0	$0
Liquor licenses:
At March 23, 2016	$0	$0	$0	$0
At March 25, 2015	$0	$50	$0	$50
Other long-lived assets:
At March 23, 2016	$0	$750	$107	$857
At March 25, 2015	$0	$0	$0	$0

(b)	Other Financial Instruments
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
The carrying amounts and fair values of the 2.60% notes and 3.88% notes are as follows (in thousands):

	March 23, 2016		June 24, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,925	$251,018	$249,899	$250,583
3.88% Notes	$299,788	$292,773	$299,766	$290,706

8. SHAREHOLDERS’ DEFICIT
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4,185.0 million. We repurchased approximately 5.4 million shares of our common stock for $266.2 million during the first three quarters of fiscal 2016, including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of March 23, 2016, approximately $351.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first three quarters of fiscal 2016, we granted approximately 283,000 stock options with a weighted average exercise price per share of $54.02 and a weighted average fair value per share of $11.01, and approximately 308,000 restricted share awards with a weighted average fair value per share of $49.47. Additionally, during the first three quarters of fiscal 2016, approximately 173,000 stock options were exercised resulting in cash proceeds of approximately $4.7 million. We received an excess tax benefit from stock-based compensation of approximately $5.4 million during the first three quarters primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first three quarters of fiscal 2016, we paid dividends of $56.2 million to common stock shareholders, compared to $53.2 million in the prior year. Additionally, our Board of Directors approved a 14% increase in the quarterly dividend from

$0.28 to $0.32 per share effective with the dividend declared in August 2015. We also declared a quarterly dividend of $17.8 million in February 2016 which was paid on March 24, 2016. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of March 23, 2016.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first three quarters of fiscal 2016 and 2015 are as follows (in thousands):

	March 23, 2016	March 25, 2015
Income taxes, net of refunds	$28,877	$30,329
Interest, net of amounts capitalized	16,842	15,230

Non-cash investing and financing activities for the first three quarters of fiscal 2016 and 2015 are as follows (in thousands):

	March 23, 2016	March 25, 2015
Retirement of fully depreciated assets	$16,109	$32,061
Dividends declared but not paid	18,334	18,294
Accrued capital expenditures	7,803	3,357

10. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 23, 2016 and June 24, 2015, we have outstanding lease guarantees or are secondarily liable for $78.8 million and $98.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2016 through fiscal 2025. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 23, 2016. Our secondary liability position was reduced by approximately $19.0 million in the first quarter of fiscal 2016 related to the Pepper Dining acquisition. See Note 2 for additional disclosures related to the acquisition.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 23, 2016, we had $25.3 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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
11. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, an additional $20.0 million was repaid on the revolver. Additionally, we repurchased approximately 67,000 shares for $3.0 million.

12. EFFECT OF NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied either prospectively, retrospectively or using a cumulative effect transition method, depending on the area covered in this update. We have not yet determined the effect of this update on our ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We have not yet determined the effect of this update on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a retrospective basis. The adoption of this update will not have a material impact on our consolidated financial statements. Our current balance of debt issuance costs was approximately $3.5 million at the end of the third quarter of fiscal 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe the standard will impact our recognition of revenue from company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015	March 23, 2016	March 25, 2015
Revenues:
Company sales	97.6%	97.1%	97.3%	96.8%
Franchise and other revenues	2.4%	2.9%	2.7%	3.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.7%	26.8%	26.7%	26.9%
Restaurant labor (1)	32.6%	31.5%	32.7%	32.1%
Restaurant expenses (1)	23.3%	22.8%	24.5%	24.4%
Company restaurant expenses (1)	82.6%	81.1%	83.9%	83.4%
Depreciation and amortization	4.7%	4.7%	4.9%	4.8%
General and administrative	3.7%	4.5%	4.0%	4.5%
Other gains and charges	0.5%	(1.1)%	0.2%	0.0%
Total operating costs and expenses	89.5%	86.8%	90.8%	90.0%
Operating income	10.5%	13.2%	9.2%	10.0%
Interest expense	1.0%	1.0%	1.0%	1.0%
Other, net	0.0%	(0.1)%	0.0%	(0.1)%
Income before provision for income taxes	9.5%	12.3%	8.2%	9.1%
Provision for income taxes	2.5%	4.0%	2.4%	2.9%
Net income	7.0%	8.3%	5.8%	6.2%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the third quarter, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2016:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016
Company-owned restaurants:
Chili's domestic (1)	0	2	8	6	933	827	11-13
Chili's international	0	0	0	1	13	13	0
Maggiano's	0	0	2	3	51	49	2
Total company-owned	0	2	10	10	997	889	13-15
Franchise restaurants:
Chili's domestic (1)	4	1	7	5	325	435	8-10
Chili's international	7	2	24	17	325	305	25-30
Total franchise	11	3	31	22	650	740	33-40
Total restaurants:
Chili's domestic	4	3	15	11	1,258	1,262	19-23
Chili's international	7	2	24	18	338	318	25-30
Maggiano's	0	0	2	3	51	49	2
Grand total	11	5	41	32	1,647	1,629	46-55

(1)
Chili's domestic company-owned restaurants total open at the end of the third quarter of fiscal 2016 includes an increase of 103 Chili's restaurants acquired from a franchisee with a corresponding decrease to Chili's domestic franchise restaurants.

At March 23, 2016, we owned the land and buildings for 191 of the 997 company-owned restaurants. The net book values of the land and buildings associated with these restaurants totaled approximately $141.7 million and $108.2 million, respectively.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 23, 2016 and March 25, 2015, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 23, 2016, we owned, operated, or franchised 1,647 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry along with recent economic pressures in certain oil producing states. U.S. economic growth has been steady but wage growth has been slow. This wage pressure has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for earnings growth going forward.
We have completed a number of significant initiatives in recent years which we believe will help us drive profitable sales and traffic growth and to improve the guest experience in our restaurants. Investments in restaurant reimages, new kitchen equipment and operations software have improved the relevance of our brands and the efficiency of our restaurants. We believe that these initiatives have positively impacted the customer perception of our restaurants in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively and drive traffic. All domestic Chili’s restaurants with the exception of airport and college locations are now outfitted with tabletop devices which gives us the largest network of tabletop devices in the country. Our Ziosk branded tabletop device is a multi-functional device which provides entertainment, ordering, guest survey, pay-at-the-table capabilities and loyalty program functionality. We also plan to leverage our tabletop devices to enable our recently announced partnership with Plenti, a consumer rewards program including a coalition of major national brands. We believe the integration of the My Chili’s Rewards program into Plenti will allow us to drive sales and profits. We are also investing in a new online ordering system that expands our current capabilities and gives our guests greater control of their experience. We plan to launch the Plenti and online ordering platforms in early fiscal 2017. We have also launched No Wait, a new application which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts and to send them a text when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app which we believe will reduce restaurant wait times. The application also enables our hosts to optimize available seating to increase the efficiency of our restaurants.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform introduced last year has been successful and includes Fresh Mex Bowls, Mix and Match Fajitas, and Tableside Guacamole. We leveraged this success by launching our new Top-Shelf Taco category including Pork Carnitas, Ranchero Chicken and Prime Rib tacos. Our Texas themed Fresh Tex platform features ribs, steaks and burgers, and our traditional burger menu now features Craft Burgers with fresh potato buns and house made garlic pickles. Our steak platform introduced in the third quarter represents a solid value and resulted in a strong preference with our guests. We plan to focus on enhancing our value proposition to drive sales and traffic as we move into the fourth quarter with a limited time offer for a baby back rib entrée featuring new rib flavors, fries and a dessert at a $10.99 price point. We are also promoting happy hour offerings with margaritas and a new line of craft beers featuring regional and national favorites. We continually seek opportunities to reinforce value and create interest for the brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our customers prefer at a solid value.
We expect that improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened two restaurants this year based on the new prototype, which excludes banquet space. This new prototype allows the brand to enter new markets for which the existing model was not suited. Maggiano's is committed to delivering high quality food and a dining experience in line with our brand heritage. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
We capitalized on an opportunity to further expand our domestic business by acquiring a franchisee which owned 103 Chili’s restaurants primarily located in the Northeast and Southeast United States. We believe this acquisition fits well within our capital allocation strategy and will enable us to grow our sales and profits in fiscal 2016. Our global Chili's business continues to grow with locations in 30 countries and two U.S. territories. Our international franchisees are on track to open 25-30 new restaurants this year.
REVENUES
Total revenues for the third quarter of fiscal 2016 increased to $824.6 million, a 5.2% increase from the $784.2 million generated for the same quarter of fiscal 2015 driven by a 5.7% increase in company sales. Total revenues for the thirty-nine week period ended March 23, 2016 were $2,375.8 million, a 6.2% increase from the $2,238.1 million generated for the same period in fiscal 2015 driven by a 6.7% increase in company sales. The increase in company sales for the third quarter and year-to-date periods was driven by an increase in restaurant capacity resulting from the acquisition of Pepper Dining, partially offset by negative comparable restaurant sales (see table below).

	Thirteen Week Period Ended March 23, 2016
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(3.6)%	1.2%	(0.5)%	(4.3)%	12.3%
Chili’s (1)	(4.1)%	1.1%	(0.3)%	(4.9)%	12.8%
Maggiano’s	0.2%	1.5%	(2.4)%	1.1%	4.1%
Chili's Franchise (2)	(1.7)%
U.S.	(2.2)%
International	(0.7)%
Chili's Domestic (3)	(3.6)%
System-wide (4)	(3.1)%

	Thirteen Week Period Ended March 25, 2015
	Comparable Sales	Price Increase (5)	Mix Shift (5)	Traffic (5)	Capacity
Company-owned	1.7%	1.0%	1.2%	(0.5)%	1.0%
Chili’s	1.9%	0.8%	1.5%	(0.4)%	0.5%
Maggiano’s	0.1%	2.4%	(1.2)%	(1.1)%	8.9%
Chili's Franchise (2)	2.5%
U.S.	3.1%
International	1.2%
Chili's Domestic (3)	2.2%
System-wide (4)	2.0%

	Thirty-Nine Week Period Ended March 23, 2016
	Comparable Sales	Price Increase	Mix Shift	Traffic	Capacity
Company-owned	(2.7)%	1.1%	(0.5)%	(3.3)%	12.3%
Chili’s (1)	(2.9)%	1.0%	(0.4)%	(3.5)%	12.8%
Maggiano’s	(1.1)%	2.1%	(1.4)%	(1.8)%	3.4%
Chili's Franchise (2)	0.4%
U.S.	(0.6)%
International	2.2%
Chili's Domestic (3)	(1.7)%
System-wide (4)	(1.8)%

	Thirty-Nine Week Period Ended March 25, 2015
	Comparable Sales	Price Increase (5)	Mix Shift (5)	Traffic (5)	Capacity
Company-owned	2.6%	1.2%	0.8%	0.6%	0.9%
Chili’s	2.8%	1.1%	1.1%	0.6%	0.5%
Maggiano’s	1.1%	2.1%	(1.4)%	0.4%	8.2%
Chili's Franchise (2)	2.2%
U.S.	3.2%
International	(0.1)%
Chili's Domestic (3)	2.9%
System-wide (4)	2.4%

(1)	Chili's company-owned comparable restaurant sales includes 103 Chili's restaurants acquired from a franchisee in the first quarter of fiscal 2016.

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
Chili’s company sales increased 6.1% to $703.5 million in the third quarter of fiscal 2016 from $662.9 million in the third quarter of fiscal 2015. For the year-to-date period, Chili's company sales increased 7.6% to $2,007.6 million in fiscal 2016 from $1,865.0 million in fiscal 2015. The increases were primarily driven by higher restaurant capacity, partially offset by decreases in comparable restaurant sales. Chili's company-owned restaurant capacity increased 12.8% for the third quarter and year-to-date periods of fiscal 2016 (as measured by sales weeks) compared to the prior year periods due to the acquisition of 103 Chili's restaurants on June 25, 2015 from a franchisee and to three net restaurant openings since the third quarter of fiscal 2015. Comparable restaurant sales decreased 4.1% and 2.9% for the third quarter and year-to-date periods of fiscal 2016, respectively.
Maggiano’s company sales increased 2.8% to $101.6 million in the third quarter of fiscal 2016 from $98.8 million in the third quarter of fiscal 2015. For the year-to-date period, Maggiano's company sales increased 0.8% to $303.7 million in fiscal 2016 from $301.4 million in fiscal 2015. The increases were primarily driven by increased restaurant capacity. Maggiano's capacity increased 4.1% and 3.4% for the third quarter and year-to-date periods of fiscal 2016, respectively, (as measured by sales weeks) compared to the prior year periods due to two restaurant openings since the third quarter of fiscal 2015. Comparable restaurant sales increased 0.2% for the third quarter but decreased 1.1% for the year-to-date period of fiscal 2016.
Franchise and other revenues decreased 13.3% to $19.5 million in the third quarter of fiscal 2016 compared to $22.5 million in the third quarter of fiscal 2015. For the year-to-date period, franchise and other revenues decreased 10.1% to $64.5 million in fiscal 2016 from $71.8 million in fiscal 2015. The decreases were driven primarily by a decline in royalty revenues resulting from the acquisition of 103 Chili's restaurants from a former franchisee. Our franchisees generated approximately $346 million and $1,013 million in sales for the third quarter and year-to-date periods of fiscal 2016, respectively.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.7% for the third quarter and year-to-date period of fiscal 2016 from 26.8% and 26.9% for the respective prior year periods. Cost of sales, as a percent of company sales, was positively impacted by increased menu pricing and favorable commodity pricing related to burger meat, cheese, and seafood, partially offset by unfavorable menu item mix and commodity pricing primarily related to steak, produce and chicken.

Restaurant labor, as a percent of company sales, increased to 32.6% for the third quarter and 32.7% for the year-to-date period of fiscal 2016 from 31.5% and 32.1% for the respective prior year periods primarily due to increased wage rates, health insurance expenses and sales deleverage, partially offset by lower incentive bonus.
Restaurant expenses, as a percent of company sales, increased to 23.3% for the third quarter and 24.5% for the year-to-date period of fiscal 2016 from 22.8% and 24.4% for the respective prior year periods primarily due to sales deleverage and higher repairs and maintenance and rent expenses, partially offset by lower advertising expenses.
Depreciation and amortization expense increased $2.5 million for the third quarter and $9.1 million for the year-to-date period primarily due to depreciation on acquired restaurants, asset replacements and new restaurant openings, partially offset by an increase in fully depreciated assets.
General and administrative expense decreased approximately $5.0 million for the third quarter and $5.3 million for the year-to-date period of fiscal 2016 compared to the respective prior year periods primarily due to lower performance-based compensation, partially offset by the termination of accounting and information technology support fees received from Pepper Dining subsequent to the acquisition.
In the third quarter of fiscal 2016, other gains and charges were $3.9 million. We recorded impairment charges of $3.4 million related to two underperforming restaurants identified for closure by management and $1.0 million related to a cost method investment. We were a plaintiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015, and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation. During the first nine months of fiscal 2016, we incurred expenses of $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. We also recorded impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. We incurred $2.4 million in severance and other benefits related to organizational changes. Additionally, we recorded $0.7 million of transaction costs related to the acquisition of Pepper Dining and a $2.9 million gain on the sale of several properties.
In the third quarter of fiscal 2015, other gains and charges were a benefit of $8.5 million. We were a plaintiff in the antitrust litigation against Visa and MasterCard styled as Progressive Casualty Insurance Co., et al. v. Visa, Inc., et al. A settlement agreement was fully executed by all parties in January 2015, and we received approximately $8.6 million per the terms of this agreement. During the second quarter of fiscal 2015, the class action lawsuit styled as Hohnbaum, et al. v. Brinker Restaurant Corp., et al. was finalized resulting in an additional charge of approximately $5.8 million to adjust our previous estimate of the final settlement amount. During the first nine months of fiscal 2015, we recorded restaurant impairment charges of $0.7 million related to underperforming restaurants that either continue to operate or are scheduled to close and $0.2 million for the excess of the carrying amount of a transferable liquor license over the fair value. We also recorded a $1.1 million charge primarily related to the sale of two company owned restaurants located in Mexico and restaurant closure charges of $1.5 million primarily related to lease termination charges.
Interest expense increased approximately $1.0 million for the third quarter and $2.4 million for the year-to-date period of fiscal 2016 compared to the respective prior year periods primarily due to higher borrowing balances, partially offset by lower interest rates.
INCOME TAXES
The effective income tax rate decreased to 26.4% and 29.1% for the third quarter and year-to-date periods of fiscal 2016 compared to 32.1% and 31.3% in the prior year comparable periods. The effective income tax rate decreased primarily due to lower profits and the benefits associated with the release of the valuation allowance for certain state tax net operating losses and the resolution of certain tax positions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first nine months of fiscal 2016, net cash flow provided by operating activities was $299.6 million compared to $274.9 million in the prior year. Fiscal 2015 cash flow from operations was negatively impacted by the payment of the Hohnbaum legal settlement. Fiscal 2016 cash from operations was negatively impacted by the settlement of liabilities assumed as part of the acquisition of Pepper Dining. Excluding the impact of these two items, cash flow from operations was relatively consistent year over year.

Cash Flow used in Investing Activities

	Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015
Net cash used in investing activities (in thousands):
Payment for business acquisition, net of cash acquired	$(105,577)	$0
Payments for property and equipment	(76,090)	(107,108)
Proceeds from sale of assets	4,256	1,950
	$(177,411)	$(105,158)
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.
Capital expenditures decreased to approximately $76.1 million for the first nine months of fiscal 2016 compared to $107.1 million for the prior year primarily due to decreased spending on the Chili's reimage program in fiscal 2016 compared to the prior year, partially offset by increased normal asset replacement and new restaurant construction for Chili's. The reimage program was substantially completed in fiscal 2015; however, we began reimaging the restaurants acquired from Pepper Dining in fiscal 2016.
Cash Flow Used in Financing Activities

	Thirty-Nine Week Periods Ended
	March 23, 2016	March 25, 2015
Net cash used in financing activities (in thousands):
Purchases of treasury stock	$(266,157)	$(217,019)
Borrowings on revolving credit facility	256,500	442,750
Payments of dividends	(56,192)	(53,248)
Payments on revolving credit facility	(50,000)	(177,000)
Excess tax benefits from stock-based compensation	5,365	16,920
Proceeds from issuances of treasury stock	4,725	14,965
Payments on long-term debt	(2,547)	(188,758)
Payments for deferred financing costs	0	(2,501)
	$(108,306)	$(163,891)
Net cash used in financing activities for the first nine months of fiscal 2016 decreased to $108.3 million from $163.9 million in the prior year primarily due to an increase in net borrowing activity, partially offset by an increase in spending on share repurchases and decreases in proceeds from issuance of treasury stock and excess tax benefits from stock-based compensation.
We repurchased approximately 5.4 million shares of our common stock for $266.2 million in the first nine months of fiscal 2016 including shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, we repurchased approximately 67,000 shares for $3.0 million.
During the first nine months of fiscal 2016, $256.5 million was drawn from the $750 million revolving credit facility primarily to fund the acquisition of Pepper Dining and for share repurchases. We repaid a total of $50.0 million in the second and third quarters. Subsequent to the end of the quarter, an additional $20.0 million was repaid on the $750 million revolving credit facility.
The maturity date of the $750 million revolving credit facility is March 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38%. One month LIBOR at March 23, 2016 was approximately 0.43%. As of March 23, 2016, $159.8 million of credit is available under the revolving credit facility. As of March 23, 2016, we were in compliance with all financial debt covenants.
As of March 23, 2016, our credit rating by both Standard and Poor’s (“S&P”) and Fitch Ratings ("Fitch") was BBB- (investment grade) with a stable outlook. On August 25, 2015, Moody’s upgraded our senior unsecured notes from Ba2 (non-investment grade) to Baa3 (investment grade) with a stable outlook. In addition, Moody’s withdrew our Ba1 (non-investment grade) corporate family rating. Our goal is to retain our investment grade rating from S&P, Fitch and Moody’s.
We paid dividends of $56.2 million to common stock shareholders in the first three quarters of fiscal 2016 compared to $53.2 million in dividends paid in the same period of fiscal 2015. Additionally, our Board of Directors approved a 14% increase in the quarterly dividend from $0.28 to $0.32 per share effective with the dividend declared in August 2015. We also declared a quarterly dividend of $17.8 million in February 2016 which was paid on March 24, 2016. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2015, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program. As of March 23, 2016, approximately $351.6 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first nine months of fiscal 2016, approximately 173,000 stock options were exercised resulting in cash proceeds of $4.7 million. We received an excess tax benefit from stock-based compensation of $5.4 million during the first nine months primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied either prospectively, retrospectively or using a cumulative effect transition method, depending on the area covered in this update. We have not yet determined the effect of this update on our ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We have not yet determined the effect of this update on our ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separately classified into a current amount and a noncurrent amount on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We elected to early adopt this guidance as of March 23, 2016 and to apply the guidance retrospectively. Accordingly, we reclassified the current deferred tax asset balance of $2.5 million to noncurrent on the consolidated balance sheet as of June 24, 2015. Because the application of this guidance affects classification only, the reclassification did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a retrospective basis. The adoption of this update will not have a material impact on our consolidated financial statements. Our current balance of debt issuance costs was approximately $3.5 million at the end of the third quarter of fiscal 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe the standard will impact our recognition of revenue from company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions.

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
There were no changes in our internal control over financial reporting during our third quarter ended March 23, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 24, 2015.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2016 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 24, 2015 through January 27, 2016	1,635,224	$47.71	1,634,224	$399,554
January 28, 2016 through February 24, 2016	995,061	$48.22	994,779	$351,563
February 25, 2016 through March 23, 2016	320	$48.92	0	$351,563
	2,630,605	$47.90	2,629,003

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2016, 1,602 shares were tendered by team members at an average price of $47.89.

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

BRINKER INTERNATIONAL, INC.

Date: May 2, 2016	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
Chief Executive Officer and
President and President of Chili’s Grill and Bar
(Principal Executive Officer)

Date: May 2, 2016	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)