Form 10-K
period 2016-06-29
BRINKER INTERNATIONAL INC
filed 2016-08-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2016	Commission File No. 1-10275
____________________________________________________________________
BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(972) 980-9917
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.10 par value	Name of each exchange on which registered New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,523,573,296.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, $0.10 par value	54,924,317 shares

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 29, 2016 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 16, 2016, to be dated on or about September 28, 2016, into Part III hereof, to the extent indicated herein.
PART I

Item 1	BUSINESS.
General
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for over 40 years. Chili’s also enjoys a global presence with locations in 31 countries and two U.S. territories around the world. Whether domestic or international, company-owned or franchised, Chili’s and its more than 100,000 team members are dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make people feel special. Chili’s menu features Fresh Mex and Fresh Tex favorites including signature items such as slow-smoked baby back ribs, craft burgers, fajitas, and our famous bottomless chips & salsa paired with tableside guacamole. This year, Chili's expanded upon its Fresh Tex and Fresh Mex menu platforms by introducing items like sizzling steaks and burritos. The all-day menu offers guests a generous selection of appetizers, entrees and desserts at affordable prices. Weekday lunch combos are also available enabling guests to pick their favorite lunch portion at an affordable price. Chili’s also offers a full selection of alcoholic beverages, but is known for its signature margaritas and new craft beer offerings. For guests seeking convenience, Chili’s To Go menu is available to order online, through the brand’s mobile app or by calling the restaurant. Convenience is also available for the in-restaurant guests with our tabletop devices allowing guests to order and re-order items, pay-at-the-table and enjoy entertainment offerings.
During the year ended June 29, 2016, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $18.99. The average revenue per meal, including alcoholic beverages, was approximately $14.78 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 85.9% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.1%. Our average annual sales volume per Chili’s restaurant during this same year was $3.0 million.
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

During the year ended June 29, 2016, entrée selections ranged in menu price from $13.95 to $42.50. The average revenue per meal, including alcoholic beverages, was approximately $27.00 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 84.0% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 16.0%. Sales from events at our banquet facilities made up 18.3% of Maggiano's total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.4 million.
Business Strategy
We are committed to strategies and initiatives that we believe are centered on growing long-term sales, increasing profits, enhancing the guest experience and engaging team members. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and guest traffic continues to be a challenge because of increased competition, heavy discounting in the restaurant industry and recent economic pressures in certain oil producing states. U.S. economic growth has been steady, but wage growth has been slow. This wage pressure has challenged both casual dining restaurant operators and consumers because discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and that will provide a solid foundation for earnings growth going forward.
We have completed a number of significant initiatives in recent years which we believe will help us drive profitable sales and guest traffic growth and improve the guest experience in our restaurants. Investments in restaurant reimages, new kitchen equipment and operations software have improved the relevance of our brands and the efficiency of our restaurants. We believe that these initiatives have positively impacted the guest perception of our restaurants in both the dining room and bar areas and provide us with a great foundation for continued success.
We have also differentiated the Chili’s brand by leveraging technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively and drive guest traffic. All domestic Chili’s restaurants, with the exception of airport and college locations, are now outfitted with tabletop devices, which gives us the largest network of tabletop devices in the country. The Ziosk® branded tabletop device is a multi-functional device which provides ordering, guest survey and pay-at-the-table capabilities; loyalty program functionality; and entertainment. We also plan to leverage our tabletop devices to enable our partnership with Plenti®, a consumer rewards program including a coalition of major national brands. We believe the integration of the My Chili’s Rewards program with Plenti will allow us to drive sales and profits. We are also investing in a new online ordering system that expands our current capabilities and gives our guests greater control of their experience. We plan to launch the Plenti and online ordering platforms in the first half of fiscal 2017. We have also launched Nowait®, a new application which allows our hosts to provide more accurate wait times when a guest arrives during peak shifts and to send them a text when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app, which we believe will reduce wait times spent in our restaurants. The application also enables our hosts to optimize available seating to increase the efficiency of our restaurants.
We continually evaluate our menu at Chili's to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform has been successful and includes Fresh Mex bowls, mix and match fajitas, and tableside guacamole. We leveraged this success by launching our Top-Shelf Taco category, including pork carnitas, ranchero chicken and prime rib tacos. Our Texas-themed Fresh Tex platform features ribs, steaks and burgers, and our traditional burger menu now features craft burgers with fresh potato buns and house made garlic pickles.
We refreshed our value proposition to drive sales and guest traffic in the fourth quarter with a limited time offer for a baby back rib entrée featuring new rib flavors, fries and a dessert at a $10.99 price point. We have also enhanced our value proposition in the first quarter of fiscal 2017 with a limited time offer for a classic burger, salad and dessert for just $10.00. We are also promoting happy hour offerings with margaritas and a new line of craft beers featuring regional and national favorites. We continually seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.
We expect that improvements at Chili's will have the most significant impact on our business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened two restaurants this year, one of which is a new prototype with a flexible dining area that may be used for banquets or opened up for general seating. This new prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. Maggiano's is committed to delivering high quality food and a dining experience in line with our brand heritage. We will continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.

At the beginning of fiscal 2016, we capitalized on an opportunity to further expand our domestic business by acquiring a franchisee which owned 103 Chili’s restaurants primarily located in the Northeast and Southeast United States. We believe this acquisition fits well within our capital allocation strategy and has enabled us to grow our sales and profits in fiscal 2016. Our global Chili's business continues to grow with locations in 31 countries and two U.S. territories. Our international franchisees opened 36 new restaurants this year. We continue to work with domestic and international franchisees to grow our franchise operations, which we believe will increase earnings through increased royalties and franchise fees.
Company Development
Over the past fiscal year we continued the expansion of our restaurant brands domestically through a select number of new company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets to achieve the necessary levels to improve our competitive position, marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a newer smaller prototype building that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
The restaurant site selection process is critical, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Our process evaluates a variety of factors, including: trade area demographics, such as target population density and household income levels; physical site characteristics, such as visibility, accessibility and traffic volume; relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; and supply and demand trends, such as proposed infrastructure improvements, new developments and existing and potential competition. Members of each brand’s executive team inspect, review and approve each restaurant site prior to its lease or acquisition for that brand.
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly team members.
The following table illustrates the system-wide restaurants opened in fiscal 2016 and the planned openings in fiscal 2017:

	Fiscal 2016 Openings(1)	Fiscal 2017 Projected Openings
Chili’s:
Company-owned	12	5-6
Franchise(2)	7	5-8
Maggiano’s
Company-owned	2	2
International:
Company-owned(3)	-	1
Franchise(3)	36	35-40
Total	57	48-57
____________________________________________________________________

(1)	The numbers in this column are the total of new restaurant openings during fiscal 2016.

(2)	The numbers on this line for fiscal 2017 are projected domestic franchise openings.

(3)	The numbers on this line are for Chili’s.
We periodically re-evaluate company-owned restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed seven company-owned restaurants in fiscal 2016. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. These closed restaurants were generally performing below our standards or were near or at the expiration of their lease terms. If local market conditions warrant, we also opportunistically evaluate company-owned restaurants to determine if relocation to a proximate, more desirable site will strengthen our presence in those trade areas or markets. We relocated two company-owned restaurants in fiscal 2016. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
In addition to our development of company-owned restaurants, our restaurant brands will maintain expansion through our franchisees and joint venture partners.
As part of our strategy to expand through our franchisees, excluding our acquisition of a domestic franchisee's restaurants at the beginning of fiscal 2016, our franchise operations (domestically and internationally) increased in fiscal 2016. The following table illustrates the percentages of franchise operations as of June 29, 2016 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	25%	96%	40%
Chili’s	26%	96%	41%
Maggiano’s	—%	—%	—%
____________________________________________________________________

(1)	The percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	The percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	The percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
International
We continue our international growth through development agreements with new and existing franchisees and joint venture partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 29, 2016, we had 24 total development arrangements. During fiscal year 2016, our international franchisees and joint venture partners opened 36 Chili’s restaurants. We entered into new development agreements with new and existing franchisees for development in Bangladesh, Bolivia, Chile, India, Indonesia, Mexico, Panama, Saudi Arabia, Sri Lanka and United Arab Emirates.
As we develop Chili’s internationally, we will selectively pursue expansion through various means, including franchising, joint ventures and acquisitions. Our international agreements provide the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises who demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement, as well as, in some instances, multi-brand operations.
Domestic
We remain committed to also growing our number of domestic franchised restaurants. We are accomplishing this through existing, new or renewed development and franchise obligations with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). As of June 29, 2016, three domestic development arrangements existed. Similar to our international agreements, a typical domestic agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
During the year ended June 29, 2016, our domestic franchisees opened seven Chili's restaurants.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, finance, franchise, marketing, peopleworks and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, legal and restaurant development.
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
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of food products, we require our suppliers to adhere to our supplier code of conduct, which sets forth our expectation on business integrity, food safety and food ingredients, animal welfare and sustainability. Due to the relatively rapid turnover of perishable food products, inventories in the restaurants, which consist primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees and joint venture operations may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
Our brands generally target the 18 to 59 year-old age group. It is our belief that these consumers value the benefits of the casual dining category for multiple meal occasions. Brinker has launched several brand initiatives aimed at making both brands more relevant for today's evolving consumer.  In doing so, we focus on the largest opportunity segment "Switchers", who are heavy users of casual dining, but are not loyal to any one brand. We engage with our target groups through a mix of national television, digital advertising, database and direct marketing, and social media, with each of our restaurant brands utilizing one or more of these mediums to meet our communication strategies and budget.
Our franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions, in conjunction with company funds, for the purpose of retaining advertising agencies, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising must first be approved by us.
Team Members
As of June 29, 2016, we employed approximately 58,335 team members, of which 617 were restaurant support center personnel in Dallas, and 4,531 were restaurant regional and area directors, managers, or trainees. The remaining 53,187 were employed in non-management restaurant positions. Our executive officers have an average of 21 years of experience in the restaurant industry.
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
Trademarks
We have registered or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Bar & Bites”, “Chili's Express”, “Chili’s Margarita Bar”, “Chili’s Southwest Grill & Bar”, “Chili’s Too”, “Maggiano’s”, and “Maggiano’s Little Italy”, as trademarks with the United States Patent and Trademark Office.

Available Information
We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. You may also view and copy such reports at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issues which file electronically with the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS.
We wish to caution you that our business and operations are subject to a number of risks and uncertainties, and investing in our securities involves a degree of risk. The factors listed below are important because they could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. In any such event, the trading price of our securities could decline and you could lose all or part of your investment.
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
The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. The U.S. total employment market is growing, and there is active competition for quality management personnel and hourly team members. The casual dining segment has not seen any significant growth in customer traffic in recent years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment. We continue to face competition as a result of several factors, including quick service and fast casual restaurants also offering high quality food and beverage choices and the convergence in grocery, deli and restaurant services. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs.
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

Changes in consumer preferences may decrease demand for food at our restaurants.
Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The foodservice industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, including the impact on consumer eating habits of new information regarding diet, nutrition, health and health insurance. We and our franchisees depend on the sustained demand for our products, which may be affected by factors outside of our control. Changes in nutritional or health insurance guidelines issued by federal or local government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, academic studies, or advocacy organizations, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-owned restaurants and the royalty and other payments we receive from franchisees.
Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.
Regardless of the source or cause, any report of food-borne illnesses or other food safety issues at one of our restaurants or our franchisees’ restaurants could irreparably damage our brand reputations and result in declines in customer traffic and sales at our restaurants. A food safety incident may subject us to regulatory actions and litigation, including criminal investigations, and we may be required to incur significant legal costs and other liabilities. Food safety incidents may occur in our supply chain and be out of our control. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the restaurant industry generally and adversely affect our sales or cause us to incur additional costs to implement food safety protocols beyond industry standards. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a materially negative affect on our financial performance.
The restaurant industry is dependent upon consumer discretionary spending, which may be negatively affected by global and domestic economic conditions, such as: slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, and changes in government and central bank monetary policies. If economic conditions negatively affect consumer incomes, then discretionary spending for restaurant visits will be challenged and our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Deterioration in guest traffic or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. These conditions will also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. In turn, the impact of these pressures could result in reductions in staff levels, asset impairment charges and potential restaurant closures. There is no assurance that any governmental plan to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.
Disruptions in the global financial markets may affect our business plan by adversely impacting the availability and cost of credit.
We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. In particular, we have historically relied on the public debt markets and bank credit facilities to fund portions of our capital investments and share repurchase program. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets. Disruptions to the global financial markets may adversely impact the availability and cost of credit. There can be no assurance that various U.S. and world government responses to disruptions in the financial markets will stabilize the markets or increase liquidity or the availability of credit.
A decrease in our credit ratings may increase our cost of credit.
A decrease in our credit ratings could adversely impact our cost of credit, financial flexibility and other terms for debt issuances.  We recently announced plans to increase our leverage in the range of $250 to $300 million in the near term.  As a result, one credit rating agency has downgraded our credit rating to non-investment grade, and the Company has been placed on review for downgrade at the other credit rating agencies. We do not expect these downgrades to impact our ability to execute our recapitalization plan.
The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our company-owned restaurants are located in Texas, Florida and California. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. For example, declining oil prices has caused increased levels of unemployment and other economic pressures that have resulted in lower sales and profits at our restaurants in some oil market regions of Texas and surrounding areas. Negative publicity, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations.
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
Each of our company-owned and our franchisees’ restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety, building code and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not anticipate any material difficulties occurring in the future, we cannot be certain that we, or our franchisees, will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.
We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure this will not occur in the future. In particular, the U.S. and other foreign governments have increased focus on environmental matters such as climate change, greenhouse gases and water conservation. This may lead to new initiatives directed at regulating an unspecified array of environmental matters. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.
We are subject to federal and state laws and regulations which govern the offer and sale of franchises and which may supersede the terms of franchise agreements between us and our franchisees. Failure to comply with such laws and regulations or to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees ability to develop new franchise locations.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather, natural disasters such as floods, drought and hurricanes; the inability of our suppliers to obtain credit in a tight credit market; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks (such as the avian flu outbreak in the Midwest U.S. in 2015); or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.
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
We evaluate potential franchisees of new and existing restaurants and joint venture investments, as well as mergers, acquisitions and divestitures, as part of our strategic planning initiative. These transactions involve various inherent risks, including accurately assessing:

•	the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisitions, franchise and joint venture partner candidates;

•	our ability to achieve projected economic and operating synergies; and

•	unanticipated changes in business and economic conditions affecting an acquired business or the completion of a divestiture.

We acquired Pepper Dining Holding Corp., a franchisee with 103 Chili's restaurants in the Northeast and Southeast U.S. on June 25, 2015. These acquired restaurants have lower annual average sales volumes and different margin structures than our company-owned Chili's restaurants. We have integrated the acquired restaurants into our Chili's operations structure and are rolling out processes to improve sales and margins. We are also reimaging these restaurants and leveraging technology investments in the restaurants. There is no assurance that these initiatives will achieve the sales growth and margin improvements for which we have planned, and would not adversely impact our profitability in the future if not met.
If we are unable to successfully design and execute a business strategy plan, our gross sales and profitability may be adversely affected.
Our ability to grow gross sales and increase profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

•
grow gross sales and increase operating profits at existing restaurants with food and beverage options and high quality service desired by our guests through successful implementation of strategic initiatives;

•	evolve our marketing and branding strategies in order to appeal to customers, including the success of our integration of our My Chili’s Rewards program with the Plenti rewards program;

•	innovate and implement technology initiatives that provide a unique digital guest experience;

•	identify adequate sources of capital to fund and finance strategic initiatives, including reinvestment in our existing restaurants, new restaurant development and new equipment;

•	grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants; and

•	hire, train and retain qualified managers and team members for existing and new restaurants.
Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.
Our success depends, to a significant extent, on our leadership team and other key management personnel. These personnel serve to maintain a corporate vision for our Company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer.
Slow economic growth or a recession could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.
During slow economic growth or a recession, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at retail centers in which we or our franchisees are located or have executed leases, may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, this may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our financial results.
The success of our franchisees is important to our future growth.
We have a significant percentage of system-wide restaurants owned and operated by our Chili's franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; and failure to comply with food quality and preparation requirements subjecting us to litigation even when we are not legally liable for a franchisee’s actions or failure to act.
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
Unfavorable publicity relating to one or more of our company-owned or franchised restaurants in a particular brand may taint public perception of the brand.
Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or health concerns or operating issues stemming from one or a limited number of restaurants, including franchised restaurants. In particular, since we depend heavily on the Chili’s brand for a majority of our revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on our business, financial condition and results of operations. The speed at which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the capabilities of electronic communication. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic which could materially impact our financial performance.
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
We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by guests, team members and others regarding issues such as foodborne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Our franchise activity also creates a risk of us being named as a joint employer of workers of franchisees for alleged violations of labor and wage laws. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.
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
We receive and maintain certain personal information about our guests and team members in our information technology systems, such as point-of-sale, web and mobile platforms, including our rewards program. Additionally our systems contain proprietary and confidential information related to our business. Use of this information is regulated at the federal and state levels, as well as by certain third party contracts. If our or our business associates' information systems are compromised as a result of a cyber attack or other external or internal method, or we fail to comply with applicable laws and regulations, it could result in a violation of the laws and regulations, and an adverse and material impact on our reputation, operations, results of operations and financial condition. Such security breaches could also result in litigation or governmental investigation against us or the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack, failure or to have failed to properly respond to an incident. Like many other retail companies, we experience frequent attempts to compromise our systems, but none have resulted in a material breach. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur additional costs in technology, third party services and personnel to remain in compliance and maintain systems designed to anticipate and prevent cyber attacks. Our security frameworks are designed to prevent breaches of our systems and data loss, but these measures cannot provide assurance that we will be successful in preventing such breaches or data loss.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Chili's® and Maggiano's Little Italy® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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
We perform our annual goodwill impairment test in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying values. It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
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
We may not be able to achieve our target for growth in total return to shareholders.
We define our total returns as earnings per share plus our dividend yield. Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, a decline in growth of our international business, any event that substantially increases our operating costs or any event that decreases our cash flow and ability to repurchase our stock or pay dividends as expected could negatively affect our stock price, result in lower than targeted EPS growth and reduce total returns to shareholders.
Other risk factors may adversely affect our financial performance.
Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, consumer confidence, and operating costs, include, without limitation, changes in financial and credit markets (including rising interest rates); increases in costs of food commodities; increases in fuel costs and availability for our team members, customers and suppliers; increases in utility and energy costs on regional or national levels; increases in health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms) and other acts of God.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Restaurant Locations
At June 29, 2016, our system of company-owned and franchised restaurants included 1,660 restaurants located in 49 states and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, Tunisia, United Arab Emirates and Venezuela. We have provided you a breakdown of our portfolio of restaurants in the two tables below:
Table 1: Company-owned vs. franchise (by brand) as of June 29, 2016:

Chili’s
Company-owned (domestic)	937
Company-owned (international)	13
Franchise	659
Maggiano’s
Company-owned	51
Total	1,660

Table 2: Domestic vs. foreign locations (by brand) as of June 29, 2016 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and U.S. territories)
Chili’s	1,259(49)	350(33)
Maggiano’s	51(21 & D.C.)	—
Restaurant Property Information
The following table illustrates the approximate dining capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square Feet	4,500-6,000	8,500 - 24,000
Dining Seats	150-252	240-700
Dining Tables	35-54	35-150

At June 29, 2016, we owned the land and building for 190 of our 1,001 company-owned restaurant locations (domestic and international). For these 190 restaurant locations, the net book value for the land was $142 million and for the buildings was $106 million. For the remaining 811 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $564 million. The 811 leased restaurant locations can be categorized as follows: 665 are ground leases (where we lease land only, but own the building) and 146 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Some of our leased restaurants are leased for an initial lease term of five to 30 years, with renewal terms of one to 30 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters which is currently utilized by us, reserved for future expansion of our headquarters, or sublet to a third party.

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
Fiscal year ended June 29, 2016:

	High	Low
First Quarter	$59.90	$52.50
Second Quarter	$52.67	$43.42
Third Quarter	$51.12	$45.68
Fourth Quarter	$47.68	$43.83

Fiscal year ended June 24, 2015:

	High	Low
First Quarter	$51.77	$44.16
Second Quarter	$58.93	$49.55
Third Quarter	$63.12	$57.43
Fourth Quarter	$61.82	$54.04

As of August 15, 2016, there were 500 holders of record of our common stock.
During the fiscal year ended June 29, 2016, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.32	August 20, 2015	September 4, 2015	September 24, 2015
$0.32	October 29, 2015	December 4, 2015	December 24, 2015
$0.32	February 2, 2016	March 4, 2016	March 24, 2016
$0.32	May 19, 2016	June 10, 2016	June 30, 2016

The graph below matches Brinker International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brinker International, Inc., the S&P 500 Index, and the S&P Restaurants Index

$300
$250
$200
$150
$100
$50
$0
6/29/11
6/27/12
6/26/13
6/25/14
6/24/15
6/29/16
Brinker International, Inc.
S&P 500
S&P Restaurants

*$100 invested on 6/29/11 in stock or 6/30/11 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 29, 2011 and its relative performance is tracked through June 29, 2016. The values shown are neither indicative nor determinative of future performance.

	2011	2012	2013	2014	2015	2016
Brinker International	$100.00	$127.45	$165.26	$222.22	$256.47	$211.28
S&P 500	$100.00	$105.45	$127.17	$158.46	$170.22	$177.02
S&P Restaurants(1)	$100.00	$116.10	$133.44	$152.12	$173.27	$191.57
____________________________________________________________________

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.
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

During the three-year period ended on August 15, 2016, we issued no securities which were not registered under the Securities Act of 1933, as amended.
We continue to maintain our share repurchase program; on August 10, 2016, our Board of Directors authorized an additional $150 million in share repurchases, bringing the total authorization to $4.3 billion. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(b)
March 24, 2016 through April 27, 2016	67,299	$44.56	67,299	$348,563
April 28, 2018 through May 25, 2016	1,047	$45.86	—	$348,563
May 26, 2016 through June 29, 2016	344,546	$45.55	342,397	$332,961
Total	412,892	$45.39	409,696
____________________________________________________________________

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2016, 3,196 shares were tendered by team members at an average price of $45.71.

(b)	The final amount shown is as of June 29, 2016.

Item 6.	SELECTED FINANCIAL DATA.
The information set forth in that section entitled “Selected Financial Data” in our 2016 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report to Shareholders is presented on pages F-2 through F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2016 Annual Report to Shareholders presented on page F-13 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
We refer you to the Index to Financial Statements attached hereto on page 22 for a listing of all financial statements in our 2016 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

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
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are in our 2016 Annual Report to Shareholders and are presented on pages F-38 through F-39 of Exhibit 13 to this document. We incorporate our report in this document by reference.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter ended June 29, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,
you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.
The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our team members, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_ policy.html. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics will be posted on our website within four business days of such amendment or waiver. The information contained on our website is not a part of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION.
If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2016 ”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.
If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 28, 2016, for the annual meeting of shareholders on November 16, 2016. We incorporate that information in this document by reference.

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

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ THOMAS J. EDWARDS, JR.
Thomas J. Edwards, Jr., Executive Vice President and Chief Financial Officer
Dated: August 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 29, 2016.

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ THOMAS J. EDWARDS, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas J. Edwards, Jr.

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ ELAINE L. BOLTZ	Director
Elaine L. Boltz

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ GERARDO I. LOPEZ	Director
Gerardo I. Lopez

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ JOSE LUIS PRADO	Director
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

10(d)
Credit Agreement dated as of March 12, 2015, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, Wells Fargo Bank, National Association, The Bank of Tokyo - Mitsubishi UFJ, Ltd., U.S. Bank National Association and Greenstone Farm Credit Services.(8)

10(e)	Registrant's 2017 Performance Share Plan Description.(9)

13	2016 Annual Report to Shareholders.(10)

21	Subsidiaries of the Registrant.(11)

23	Consent of Independent Registered Public Accounting Firm.(11)

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(11)

31(b)	Certification by Thomas J. Edwards,, Jr., Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(11)

32(a)
Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

32(b)
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

____________________________________________________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended December 25, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an Appendix A to Proxy Statement of Registrant filed on September 17, 2013 and incorporated herein by reference.

(6)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005 and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006 and incorporated herein by reference.

(8)	Filed as an exhibit to current report on Form 8-K dated March 12, 2015 and incorporated herein by reference.

(9)	Filed as an exhibit to current report on Form 8-K dated August 18, 2016 and incorporated herein by reference.

(10)	Portions filed herewith, to the extent indicated herein.

(11)	Filed herewith.

(12)	To be filed on or about September 28, 2016.

E - 1