Form 10-Q
period 2016-09-28
BRINKER INTERNATIONAL INC
filed 2016-11-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.10 par value	49,656,312 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 28, 2016	June 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,155	$31,446
Accounts receivable, net	39,035	43,944
Inventories	24,978	25,104
Restaurant supplies	45,295	45,455
Prepaid expenses	30,990	30,825
Total current assets	174,453	176,774
Property and Equipment, at Cost:
Land	149,094	147,626
Buildings and leasehold improvements	1,639,356	1,626,924
Furniture and equipment	676,818	663,472
Construction-in-progress	16,190	23,965
	2,481,458	2,461,987
Less accumulated depreciation and amortization	(1,453,350)	(1,418,835)
Net property and equipment	1,028,108	1,043,152
Other Assets:
Goodwill	163,933	164,007
Deferred income taxes, net	29,972	27,003
Intangibles, net	29,692	30,225
Other	32,368	28,299
Total other assets	255,965	249,534
Total assets	$1,458,526	$1,469,460
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,848	$3,563
Accounts payable	93,576	95,414
Gift card liability	120,725	122,329
Accrued payroll	66,247	70,999
Other accrued liabilities	133,550	121,324
Income taxes payable	7,675	18,814
Total current liabilities	425,621	432,443
Long-term debt, less current installments	1,441,979	1,110,693
Other liabilities	141,991	139,423
Commitments and Contingencies (Note 10)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 50,136,232 shares outstanding at September 28, 2016, and 176,246,649 shares issued and 55,420,656 shares outstanding at June 29, 2016	17,625	17,625
Additional paid-in capital	434,097	495,110
Accumulated other comprehensive loss	(12,075)	(11,594)
Retained earnings	2,562,444	2,558,193
	3,002,091	3,059,334
Less treasury stock, at cost (126,110,417 shares at September 28, 2016 and 120,825,993 shares at June 29, 2016)	(3,553,156)	(3,272,433)
Total shareholders’ deficit	(551,065)	(213,099)
Total liabilities and shareholders’ deficit	$1,458,526	$1,469,460
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Revenues:
Company sales	$737,410	$740,481
Franchise and other revenues	21,082	22,078
Total revenues	758,492	762,559
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	192,302	196,603
Restaurant labor	250,570	246,577
Restaurant expenses	196,643	189,173
Company restaurant expenses	639,515	632,353
Depreciation and amortization	38,886	39,171
General and administrative	32,537	33,111
Other gains and charges	6,078	1,677
Total operating costs and expenses	717,016	706,312
Operating income	41,476	56,247
Interest expense	8,809	7,767
Other, net	(299)	(273)
Income before provision for income taxes	32,966	48,753
Provision for income taxes	9,733	15,546
Net income	$23,233	$33,207

Basic net income per share	$0.42	$0.55

Diluted net income per share	$0.42	$0.54

Basic weighted average shares outstanding	54,844	60,225

Diluted weighted average shares outstanding	55,576	61,208

Other comprehensive loss:
Foreign currency translation adjustment	$(481)	$(2,805)
Other comprehensive loss	(481)	(2,805)
Comprehensive income	$22,752	$30,402

Dividends per share	$0.34	$0.32

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Cash Flows from Operating Activities:
Net income	$23,233	$33,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,886	39,171
Stock-based compensation	4,034	4,189
Deferred income taxes	(2,968)	1,375
Restructure charges and other impairments	5,150	574
Net loss (gain) on disposal of assets	481	(1,233)
Undistributed earnings on equity investments	(186)	(173)
Other	490	435
Changes in assets and liabilities:
Accounts receivable	8,261	6,904
Inventories	20	22
Restaurant supplies	(784)	(138)
Prepaid expenses	(216)	(676)
Intangibles	17	(86)
Other assets	(351)	(440)
Accounts payable	1,392	(12,175)
Gift card liability	(1,604)	(8,644)
Accrued payroll	(4,748)	(22,404)
Other accrued liabilities	6,017	9,908
Current income taxes	(11,672)	(7,427)
Other liabilities	768	3,497
Net cash provided by operating activities	66,220	45,886
Cash Flows from Investing Activities:
Payments for property and equipment	(27,111)	(23,731)
Payment for business acquisition, net of cash acquired	0	(105,577)
Proceeds from sale of assets	0	2,756
Net cash used in investing activities	(27,111)	(126,552)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	350,000	0
Purchases of treasury stock	(349,963)	(51,061)
Payments on revolving credit facility	(83,000)	0
Borrowings on revolving credit facility	70,000	155,500
Payments of dividends	(18,298)	(18,076)
Payments for debt issuance costs	(9,183)	0
Excess tax benefits from stock-based compensation	1,538	4,752
Proceeds from issuances of treasury stock	3,396	1,306
Payments on long-term debt	(890)	(849)
Net cash (used in) provided by financing activities	(36,400)	91,572
Net change in cash and cash equivalents	2,709	10,906
Cash and cash equivalents at beginning of period	31,446	55,121
Cash and cash equivalents at end of period	$34,155	$66,027
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of September 28, 2016 and June 29, 2016 and for the thirteen week periods ended September 28, 2016 and September 23, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 28, 2016, we owned, operated or franchised 1,652 restaurants in the United States and 30 countries and two territories outside of the United States.
The foreign currency translation adjustment included in comprehensive income on the consolidated statements of comprehensive income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the businesses. The accumulated other comprehensive loss is presented on the consolidated balance sheets. We reinvest foreign earnings, therefore, United States deferred income taxes have not been provided on foreign earnings.
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
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of fiscal 2017. Accordingly, we reclassified the debt issuance cost balances associated with the 2.60% notes and 3.88% notes of $1.0 million and $2.2 million, respectively, from other assets to long-term debt, less current installments on the consolidated balance sheet as of June 29, 2016. The reclassification did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to companies that purchase cloud computing services to determine whether or not the arrangement includes a software license and the related accounting treatment. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of fiscal 2017. We adopted the guidance prospectively and the adoption did not have a material impact on our consolidated financial statements.
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 29, 2016 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. ACQUISITION OF CHILI'S RESTAURANTS

On June 25, 2015, we completed the stock acquisition of Pepper Dining Holding Corp. ("Pepper Dining"), a franchisee of 103 Chili's Grill & Bar restaurants primarily located in the Northeast and Southeast United States. The purchase price of $106.5 million, excluding cash and customary working capital adjustments of $0.9 million, was funded with borrowings from our existing credit facility. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of the restaurants were recorded at their respective fair values as of the date of acquisition.

The acquisition of Pepper Dining resulted in the recognition of $31.9 million of goodwill and we expect $12.8 million of the goodwill balance to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities.
3. EARNINGS PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Basic weighted average shares outstanding	54,844	60,225
Dilutive stock options	246	400
Dilutive restricted shares	486	583
	732	983
Diluted weighted average shares outstanding	55,576	61,208

Awards excluded due to anti-dilutive effect on diluted net income per share	1,027	357
4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 28, 2016	June 29, 2016
Revolving credit facility	$517,250	$530,250
5.00% notes	350,000	0
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	37,788	37,532
Total long-term debt	1,455,038	1,117,782
Less unamortized debt issuance costs and discounts	(9,211)	(3,526)
Total long-term debt less unamortized debt issuance costs and discounts	1,445,827	1,114,256
Less current installments	(3,848)	(3,563)
	$1,441,979	$1,110,693
During the first two months of fiscal 2017, $70.0 million was drawn from the $750 million revolving credit facility primarily to fund share repurchases for which we repaid a total of $20.0 million. On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of September 28, 2016. Subsequent to the amendment, we repaid an additional $13.0 million.
On September 23, 2016, we completed the private offering of $350 million of our 5.0% senior notes due October 2024. We received proceeds of $350.0 million prior to debt issuance costs of $5.9 million and utilized the proceeds to fund a $300 million accelerated share repurchase agreement and to repay $50 million on the amended $1 billion revolving credit facility. See Note 8 for additional disclosures related to the accelerated share repurchase agreement. The notes require semi-annual interest payments beginning on April 1, 2017.

Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility is extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 1.90%. One month LIBOR at September 28, 2016 was approximately 0.52%. As of September 28, 2016, $482.8 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. The financial covenants were not significantly changed as a result of the new and amended debt agreements. We are currently in compliance with all financial covenants.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Restaurant closure charges	$2,506	$0
Information technology restructuring	2,491	0
Severance	293	2,159
Gain on the sale of assets, net	0	(1,762)
Acquisition costs	0	580
Other	788	700
	$6,078	$1,677
Fiscal 2017
During the first quarter of fiscal 2017, we recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with the information technology restructuring.
Fiscal 2016
During the first quarter of fiscal 2016, we incurred $2.2 million in severance and other benefits related to organizational changes. Additionally, we recorded a $1.8 million gain on the sale of property.

6. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	September 28, 2016	June 29, 2016
Sales tax	$19,823	$26,280
Insurance	21,862	19,976
Property tax	20,316	15,762
Dividends	18,631	17,760
Other	52,918	41,546
	$133,550	$121,324

Other liabilities consist of the following (in thousands):

	September 28, 2016	June 29, 2016
Straight-line rent	$56,537	$56,896
Insurance	39,853	38,433
Landlord contributions	25,884	24,681
Unfavorable leases	6,167	6,521
Unrecognized tax benefits	5,955	5,811
Other	7,595	7,081
	$141,991	$139,423

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amounts of property and equipment, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2017 and fiscal 2016.

We review the carrying amount of goodwill annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. No impairment charges were recorded in the first quarters of fiscal 2017 and fiscal 2016 and no indicators of impairment were identified through the end of the first quarter of fiscal 2017.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to the amended revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 2.60% notes, 3.88% notes and 5.00% notes are based on quoted market prices and are considered Level 2 fair value measurements.
The carrying amounts, which are net of unamortized debt issuance costs, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	September 28, 2016		June 29, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,062	$250,790	$248,918	$252,445
3.88% Notes	$297,645	$285,528	$297,556	$302,655
5.00% Notes	$344,082	$354,081	$0	$0

8. SHAREHOLDERS’ DEFICIT
In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash, and on September 26, 2016, we received an initial delivery of approximately 4.6 million shares of common stock. Additional shares may be received prior to and/or at final settlement, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR Agreement will occur no later than March 31, 2017, although the settlement may be accelerated at BofA’s option. We also repurchased approximately 1.0 million additional shares of common stock for a total of 5.6 million shares repurchased during the first quarter of fiscal 2017 for $350.0 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of September 28, 2016, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. The accelerated share repurchase transaction qualifies for equity accounting treatment. Shares that have been paid for but not yet delivered are reflected as a reduction of additional paid-in capital while other repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first quarter of fiscal 2017, we granted approximately 481,000 stock options with a weighted average exercise price per share of $54.33 and a weighted average fair value per share of $9.65, and approximately 214,000 restricted share awards with a weighted average fair value per share of $54.33. Additionally, during the first quarter of fiscal 2017, approximately 127,000 stock options were exercised resulting in cash proceeds of approximately $3.4 million. We received an excess tax benefit from stock-based compensation of approximately $1.0 million, net of a $0.5 million tax deficiency, during the first quarter primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first quarter of fiscal 2017, we paid dividends of $18.3 million to common stock shareholders, compared to $18.1 million in the prior year. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016 of $18.6 million which was paid on September 29, 2016. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of September 28, 2016.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first quarter of fiscal 2017 and 2016 are as follows (in thousands):

	September 28, 2016	September 23, 2015
Income taxes, net of refunds	$21,992	$15,266
Interest, net of amounts capitalized	2,781	2,280

Non-cash investing and financing activities for the first quarter of fiscal 2017 and 2016 are as follows (in thousands):

	September 28, 2016	September 23, 2015
Retirement of fully depreciated assets	$2,844	$3,757
Dividends declared but not paid	18,982	19,288
Accrued capital expenditures	3,664	3,010

10. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 28, 2016 and June 29, 2016, we have outstanding lease guarantees or are secondarily liable for $79.9 million and $72.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2017 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 28, 2016.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 28, 2016, we had $28.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
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
11. SEGMENT INFORMATION

Our operating segments are Chili's and Maggiano's. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the U.S. and Canada as well as the results from our domestic and international franchise business. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants.

Company sales are derived principally from the sales of food and beverages. Franchise and other revenues primarily includes royalties, development fees, franchise fees, banquet service charge income, gift card breakage and discounts, tabletop device revenue, Chili's retail food product royalties and delivery fee income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the U.S. There were no material transactions amongst our operating segments.

Our chief operating decision maker uses operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Operational expenses include food and beverage costs, restaurant labor costs and restaurant expenses. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended September 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$648,643	$88,767	$0	$737,410
Franchise and other revenues	16,915	4,167	0	21,082
Total revenues	665,558	92,934	0	758,492

Operational expenses (a)	555,570	83,585	360	639,515
Depreciation and amortization	32,601	3,886	2,399	38,886
General and administrative	9,930	1,524	21,083	32,537
Other gains and charges	1,926	734	3,418	6,078
Total operating costs and expenses	600,027	89,729	27,260	717,016

Operating income	$65,531	$3,205	$(27,260)	$41,476

Segment assets	$1,194,678	$166,937	$96,911	1,458,526
Equity method investment	10,275	0	0	10,275
Payments for property and equipment	18,829	4,896	3,386	27,111
____________________________________________________________________

(a)	Operational expenses includes cost of sales, restaurant labor and restaurant expenses.

	Thirteen Week Period Ended September 23, 2015
	Chili's	Maggiano's	Other	Consolidated
Company sales	$653,051	$87,430	$0	$740,481
Franchise and other revenues	17,602	4,476	0	22,078
Total revenues	670,653	91,906	0	762,559

Operational expenses (a)	548,766	83,141	446	632,353
Depreciation and amortization	33,131	3,634	2,406	39,171
General and administrative	9,419	1,813	21,879	33,111
Other gains and charges	(942)	173	2,446	1,677
Total operating costs and expenses	590,374	88,761	27,177	706,312

Operating income	$80,279	$3,145	$(27,177)	$56,247

Segment assets	$1,248,541	$161,168	$135,715	$1,545,424
Equity method investment	10,756	0	0	10,756
Payments for property and equipment	15,972	4,568	3,191	23,731
____________________________________________________________________

(a)	Operational expenses includes cost of sales, restaurant labor and restaurant expenses.

Reconciliation of operating income to income before provision for income taxes:

	Thirteen Week Periods Ended
	Sept. 28, 2016	Sept. 23, 2015
Operating income	$41,476	$56,247
Less interest expense	(8,809)	(7,767)
Plus other, net	299	273
Income before provision for income taxes	$32,966	$48,753

12. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, and pursuant to the ASR Agreement, we received 483,423 shares of our common stock from BofA on the October 31, 2016 scheduled interim delivery date.

13. EFFECT OF NEW ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Revenues:
Company sales	97.2%	97.1%
Franchise and other revenues	2.8%	2.9%
Total revenues	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.1%	26.6%
Restaurant labor (1)	34.0%	33.3%
Restaurant expenses (1)	26.6%	25.5%
Company restaurant expenses (1)	86.7%	85.4%
Depreciation and amortization	5.1%	5.1%
General and administrative	4.3%	4.3%
Other gains and charges	0.8%	0.2%
Total operating costs and expenses	94.5%	92.6%
Operating income	5.5%	7.4%
Interest expense	1.2%	1.0%
Other, net	0.0%	0.0%
Income before provision for income taxes	4.3%	6.4%
Provision for income taxes	1.2%	2.0%
Net income	3.1%	4.4%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the respective first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2017:

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017
Company-owned restaurants:
Chili's domestic	2	4	936	933	5-6
Chili's international	0	0	13	13	1
Maggiano's	1	0	51	49	2
Total company-owned	3	4	1,000	995	8-9
Franchise restaurants:
Chili's domestic	1	1	317	327	5-8
Chili's international	4	6	335	310	35-40
Total franchise	5	7	652	637	40-48
Total restaurants:
Chili's domestic	3	5	1,253	1,260	10-14
Chili's international	4	6	348	323	36-41
Maggiano's	1	0	51	49	2
Grand total	8	11	1,652	1,632	48-57
At September 28, 2016, we owned the land and buildings for 191 of the 1,000 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $103.6 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 28, 2016 and September 23, 2015, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 28, 2016, we owned, operated, or franchised 1,652 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry along with recent economic pressures resulting from low oil prices and increasing health care costs. U.S. economic growth has been steady in recent years, but wage growth in the higher paying sectors has been slow. This wage pressure has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. In response to these economic factors, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth.
We have completed a number of significant initiatives in recent years which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. Investments in restaurant reimages, new kitchen equipment and operations software have improved the relevance of our brands and the efficiency of our restaurants. We believe that these initiatives have positively impacted the guest perception of our restaurants in both the dining room and bar areas and provide us with a foundation for continued success. We plan to build on this foundation with new initiatives designed to further leverage technology in a manner that we believe will enhance the guest experience and drive sales.
The Chili’s brand has leveraged technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. All domestic Chili’s restaurants with the exception of airport and college locations are now outfitted with tabletop devices, which gives us one of the largest networks of tabletop devices in the country. The Ziosk branded tabletop device is a multi-functional device which provides ordering, guest survey and pay-at-the-table capabilities, as well as loyalty program and entertainment functionality. We also plan to leverage our tabletop devices to enable our partnership with Plenti, a consumer rewards program comprised of a coalition of major national brands. We believe the integration of the My Chili’s Rewards program with Plenti will allow us to drive sales and profits by allowing us to create more relevant and customized incentives for our guests. We are also investing in a new online ordering system that expands our current capabilities and gives our guests greater control of their experience. We plan to launch the Plenti and online ordering platforms in the second quarter of fiscal 2017. Our Nowait application allows our hosts to provide more accurate wait times when a guest arrives and provides a text message to guests when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app. This technology allows us to better control the optimization of our seating capacity and to reduce wait times in our restaurants.
We continually evaluate our menu at Chili's to identify opportunities to improve quality, freshness and value by introducing new items and improving existing favorites. Our Fresh Mex platform has been successful and includes Fresh Mex bowls, mix and match fajitas, tableside guacamole and Top-Shelf Tacos. Our Texas themed Fresh Tex platform features ribs, steaks and burgers, and our traditional burger menu now features craft burgers with fresh potato buns and house made garlic pickles.
We refreshed our value proposition to drive sales and traffic in the first quarter with our new "3 for Me™" limited time offer for a classic burger, salad and mini molten dessert for just $10.00. We are also promoting happy hour offerings with margaritas and will fully launch our new line of craft beers featuring regional and national favorites in the second quarter of fiscal 2017. We continually seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.
We expect that improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened one restaurant this quarter, a new prototype with a flexible dining area that may be used for banquets or opened up for general seating. This new prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage. We plan to continue to strengthen this brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
Our global Chili's business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees opened 4 new restaurants this quarter with plans to open 35-40 new restaurants this year.
REVENUES
Total revenues for the first quarter of fiscal 2017 decreased to $758.5 million, a 0.5% decrease from the $762.6 million generated for the same quarter of fiscal 2016 driven by a 0.4% decrease in company sales. The decrease in company sales for the first quarter was driven by a decline in comparable restaurant sales, partially offset by an increase in restaurant capacity (see table below).

	Thirteen Week Period Ended September 28, 2016
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(1.3)%	1.4%	1.2%	(3.9)%	0.7%
Chili’s	(1.4)%	1.2%	1.5%	(4.1)%	0.6%
Maggiano’s	(0.6)%	2.3%	(1.3)%	(1.6)%	3.0%
Chili's Franchise (3)	(0.6)%
U.S.	(1.6)%
International	0.9%
Chili's Domestic (4)	(1.3)%
System-wide (5)	(1.1)%

	Thirteen Week Period Ended September 23, 2015
	Comparable Sales (1)	Price Increase (6)	Mix Shift (2)(6)	Traffic (6)	Capacity
Company-owned	(1.6)%	1.6%	(1.5)%	(1.7)%	12.2%
Chili’s	(1.6)%	1.4%	(1.6)%	(1.4)%	12.6%
Maggiano’s	(1.7)%	2.8%	(0.9)%	(3.6)%	4.1%
Chili's Franchise (3)	2.2%
U.S.	0.8%
International	4.8%
Chili's Domestic (4)	(1.1)%
System-wide (5)	(0.5)%

(1)	Comparable restaurant sales includes all restaurants that have been in operation for more than 18 months.

(2)	Mix shift is calculated as the year-over-year percentage change in company sales resulting from the change in menu items ordered by guests.

(3)
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

(4)	Domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(5)	System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise operated restaurants.

(6)	Reclassifications have been made between pricing impact, mix-shift and traffic in the prior year to conform with current year classification.
Chili’s company sales decreased 0.7% to $648.6 million in the first quarter of fiscal 2017 from $653.1 million in the first quarter of fiscal 2016. The decrease was primarily due to a decline in comparable restaurant sales, partially offset by an increase in restaurant capacity. Chili's comparable restaurant sales decreased 1.4% for the first quarter of fiscal 2017. Company-owned restaurant capacity increased 0.6% for the first quarter (as measured by sales weeks) compared to the prior year period due to three net restaurant openings since the first quarter of fiscal 2016.
Maggiano’s company sales increased 1.5% to $88.8 million in the first quarter of fiscal 2017 from $87.4 million in the first quarter of fiscal 2016. The increase was primarily driven by increased restaurant capacity, partially offset by a decline in comparable restaurant sales. Maggiano's capacity increased 3.0% (as measured by sales weeks) compared to the prior year period due to two net restaurant openings since the first quarter of fiscal 2016. Comparable restaurant sales decreased 0.6% for the first quarter of fiscal 2017.
Franchise and other revenues decreased 4.5% to $21.1 million in the first quarter of fiscal 2017 compared to $22.1 million in the first quarter of fiscal 2016. Our franchisees generated approximately $331 million in sales for the first quarter of fiscal 2017.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 26.1% for the first quarter of fiscal 2017 from 26.6% for the prior year period. Cost of sales, as a percent of company sales, was positively impacted by increased menu pricing and favorable commodity pricing related to poultry and burger meat, partially offset by unfavorable menu item mix and commodity pricing primarily related to avocados.
Restaurant labor, as a percent of company sales, increased to 34.0% for the first quarter of fiscal 2017 from 33.3% for the prior year period primarily due to increased wage rates.
Restaurant expenses, as a percent of company sales, increased to 26.6% for the first quarter of fiscal 2017 from 25.5% for the prior year period primarily due to higher advertising and repairs and maintenance expenses, partially offset by lower workers' compensation insurance expenses.
Depreciation and amortization expense decreased $0.3 million for the first quarter of fiscal 2017 compared to the same period of the prior year primarily due to an increase in fully depreciated assets and restaurant closures, partially offset by depreciation on asset replacements and new restaurant openings.
General and administrative expense decreased approximately $0.6 million for the first quarter of fiscal 2017 compared to the same period in the prior year primarily due to lower payroll and legal expenses, partially offset by higher performance-based compensation.
In the first quarter of fiscal 2017, other gains and charges were $6.1 million. We recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with information technology restructuring. In the first quarter of fiscal 2016, other gains and charges were $1.7 million consisting primarily of severance charges and transaction costs, partially offset by a gain on the sale of property.
Interest expense increased approximately $1.0 million for the first quarter of fiscal 2017 compared to the respective prior year period primarily due to higher average borrowing balances.

INCOME TAXES
The effective income tax rate decreased to 29.5% for the first quarter of fiscal 2017 compared to 31.9% in the prior year comparable period primarily due to lower profits and the extension of the Work Opportunity Tax Credit ("WOTC"). The extension of the WOTC legislation was not enacted until December 2015, and as a result, was not considered in our estimated tax provision until the second quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flow from Operating Activities
During the first three months of fiscal 2017, net cash flow provided by operating activities was $66.2 million compared to $45.9 million in the prior year. First quarter fiscal 2016 cash from operations was negatively impacted by the settlement of liabilities assumed as part of the acquisition of Pepper Dining. Excluding the impact of the acquisition, cash flow from operations increased due to a lower pay-out of performance-based compensation, partially offset by decreased earnings in the current year.

Cash Flow Used in Investing Activities

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Net cash used in investing activities (in thousands):
Payments for property and equipment	(27,111)	(23,731)
Payment for business acquisition, net of cash acquired	0	(105,577)
Proceeds from sale of assets	0	2,756
	$(27,111)	$(126,552)
Capital expenditures increased to approximately $27.1 million for the first three months of fiscal 2017 compared to $23.7 million for the prior year primarily due to new restaurant construction.
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.
Cash Flow (Used in) Provided by Financing Activities

	Thirteen Week Periods Ended
	September 28, 2016	September 23, 2015
Net cash (used in) provided by financing activities (in thousands):
Proceeds from issuance of long-term debt	$350,000	$0
Purchases of treasury stock	(349,963)	(51,061)
Borrowings on revolving credit facility	70,000	155,500
Payments of dividends	(18,298)	(18,076)
Payments on revolving credit facility	(83,000)	0
Excess tax benefits from stock-based compensation	1,538	4,752
Proceeds from issuances of treasury stock	3,396	1,306
Payments on long-term debt	(890)	(849)
Payments for debt issuance costs	(9,183)	0
	$(36,400)	$91,572
Net cash used in financing activities for the first three months of fiscal 2017 increased to $36.4 million from net cash provided by financing activities of $91.6 million in the prior year primarily due to increases in spending on share repurchases and net payment activity on the revolver, payment of debt issuance costs, and a decrease in excess tax benefits from stock-based compensation, partially offset by proceeds from the issuance of long-term debt and an increase in proceeds from issuance of treasury stock.
In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash, and on September 26, 2016, we received an initial delivery of approximately 4.6 million shares of common stock. Additional shares may be received at final settlement and/or on a monthly basis prior to final settlement, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR Agreement will occur no later than March 31, 2017, although the settlement may be accelerated at BofA’s option. We also repurchased approximately 1.0 million additional shares of common stock for a total of 5.6 million shares repurchased during the first quarter of fiscal 2017 for $350.0 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, and pursuant to the ASR Agreement, we received 483,423 shares of our common stock from BofA on the October 31, 2016 scheduled interim delivery date. The initial shares received pursuant to the ASR Agreement had no material impact on diluted earnings per share for the first quarter of fiscal 2017 due to the timing of the initial delivery, but will have a beneficial impact on diluted earnings per share for the remaining quarter and year-to-date periods of fiscal 2017.
During the first two months of fiscal 2017, $70.0 million was drawn from the $750 million revolving credit facility primarily to fund share repurchases for which we repaid a total of $20.0 million. On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of September 28, 2016. Subsequent to the amendment, we repaid an additional $13.0 million.
On September 23, 2016, we completed the private offering of $350 million of our 5.0% senior notes due October 2024. We received proceeds of $350.0 million prior to debt issuance costs of $5.9 million and utilized the proceeds to fund a $300 million accelerated share repurchase agreement and to repay $50 million on the amended $1 billion revolving credit facility. The notes require semi-annual interest payments beginning on April 1, 2017.
Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility is extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 1.90%. One month LIBOR at September 28, 2016 was approximately 0.52%. As of September 28, 2016, $482.8 million of credit is available under the revolving credit facility. As of September 28, 2016, we were in compliance with all financial debt covenants.
As of September 28, 2016, our credit rating by Fitch Ratings ("Fitch") and Standard and Poor’s (“S&P”) was BB+ (non-investment grade) and our Corporate Family Rating by Moody's was Ba1 (non-investment grade), all with a stable outlook. In August 2016, Fitch downgraded Brinker from BBB- (investment grade) to BB+ (non-investment grade) with a stable outlook and in September confirmed the rating. In September 2016, S&P downgraded Brinker's corporate credit rating from BBB- (investment grade) to BB+ (non-investment grade) with a stable outlook and Moody's downgraded Brinker's Corporate Family Rating from Baa3 (investment grade) to Ba1 (non-investment grade) with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
We paid dividends of $18.3 million to common stock shareholders in the first quarter of fiscal 2017 compared to $18.1 million in dividends paid in the same period of fiscal 2016. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016 of $18.6 million which was paid on September 29, 2016. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. As of September 28, 2016, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first three months of fiscal 2017, approximately 127,000 stock options were exercised resulting in cash proceeds of $3.4 million. We received an excess tax benefit from stock-based compensation of approximately $1.0 million, net of a $0.5 million tax deficiency, during the first three months of fiscal 2017, primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 29, 2016.
Item 4. CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during our first quarter ended September 28, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties, and investing in our securities involves a degree of risk. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2016 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. In any such event, the trading price of our securities could decline, and you could lose all or part of your investment. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
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
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	Changes in consumer preferences may decrease demand for food at our restaurants.

•	Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brand or industry and result in declines in sales and profits.

•	Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a materially negative affect on our financial performance.

•	Disruptions in the global financial markets may affect our business plan by adversely impacting the availability and cost of credit.

•	A decrease in our credit ratings may increase our cost of credit.

•	The large number of company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.

•	The effect of governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increased costs and/or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	The risk that inflation may increase our operating expenses.

•	Our ability to consummate successful strategic transactions that are important to our future growth and profitability.

•	Our inability to meet our business strategy plan and the impact on our profitability in the future.

•	Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.

•	The impact of slow economic growth on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The success of our franchisees to our future growth.

•	The general decrease in sales volumes during winter months.

•	Unfavorable publicity relating to one or more of our company-owned or franchised restaurants in a particular brand that may taint public perception of the brand.

•	Failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

•	Litigation could have a material adverse impact on our business and our financial performance.

•
Dependence on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

•
Failure to protect the integrity and security of individually identifiable data of our guests and teammates and confidential and proprietary information of the company could expose us to litigation and damage our reputation.

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

•
Changes to estimates related to our property and equipment or operating results that are lower than our current estimates at certain restaurant locations, possibly causing us to incur impairment charges on certain long-lived assets.

•	Identification of a material weakness in internal control over financial reporting may adversely affect our stock price.

•	Failure to achieve our target for growth in total return to shareholders may adversely affect our stock price.

•
Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, consumer confidence, and operating costs, include, without limitation, changes in financial and credit markets (including rising interest rates); increases in costs of food commodities; increases in fuel costs and availability for our team members, customers and suppliers; increases in utility and energy costs on regional or national levels; increases in health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including major hurricanes and regional winter storms) and other acts of God.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth in Part I of this report.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2016.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the first quarter of fiscal 2017 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)(c)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)(c)
June 30, 2016 through August 3, 2016	429,167	$47.47	429,167	$312,578
August 4, 2016 through August 31, 2016	403,218	$50.88	352,296	$444,799
September 1, 2016 through September 28, 2016	4,740,906	$52.53	4,739,798	$135,800
	5,573,291	$52.02	5,521,261

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2017, 52,030 shares were tendered by team members at an average price of $53.86.

(b)	On August 10, 2016, our Board of Directors authorized an additional $150 million in share repurchases.

(c)
In September 2016, we entered into a $300 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300 million in cash, which immediately reduced the remaining amount available under our share repurchase program, and received an initial delivery of approximately 4.6 million shares of common stock. Additional shares may be received prior to and/or at final settlement, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR Agreement will occur no later than March 31, 2017, although the settlement may be accelerated at BofA’s option.

Item 6. EXHIBITS

10
Second Amendment to Credit Agreement dated September 13, 2016, by and among Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Regions Bank, Compass Bank, Greenstone Farm Credit Services ACA, SunTrust Bank, and Barclays Bank PLC.

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

BRINKER INTERNATIONAL, INC.

Date: November 3, 2016	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)