Form 10-Q
period 2016-12-28
BRINKER INTERNATIONAL INC
filed 2017-02-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2017
Common Stock, $0.10 par value	48,877,805 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 28, 2016	June 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,058	$31,446
Accounts receivable, net	90,495	43,944
Inventories	25,784	25,104
Restaurant supplies	45,972	45,455
Prepaid expenses	27,959	30,825
Total current assets	224,268	176,774
Property and Equipment, at Cost:
Land	149,098	147,626
Buildings and leasehold improvements	1,649,258	1,626,924
Furniture and equipment	681,091	663,472
Construction-in-progress	11,167	23,965
	2,490,614	2,461,987
Less accumulated depreciation and amortization	(1,472,393)	(1,418,835)
Net property and equipment	1,018,221	1,043,152
Other Assets:
Goodwill	163,706	164,007
Deferred income taxes, net	33,360	27,003
Intangibles, net	28,297	30,225
Other	30,253	28,299
Total other assets	255,616	249,534
Total assets	$1,498,105	$1,469,460
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,815	$3,563
Accounts payable	88,369	95,414
Gift card liability	174,979	122,329
Accrued payroll	63,429	70,999
Other accrued liabilities	131,373	121,324
Income taxes payable	7,839	18,814
Total current liabilities	469,804	432,443
Long-term debt, less current installments	1,416,212	1,110,693
Other liabilities	142,675	139,423
Commitments and Contingencies (Note 11)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 49,675,092 shares outstanding at December 28, 2016, and 176,246,649 shares issued and 55,420,656 shares outstanding at June 29, 2016	17,625	17,625
Additional paid-in capital	458,255	495,110
Accumulated other comprehensive loss	(13,739)	(11,594)
Retained earnings	2,579,905	2,558,193
	3,042,046	3,059,334
Less treasury stock, at cost (126,571,557 shares at December 28, 2016 and 120,825,993 shares at June 29, 2016)	(3,572,632)	(3,272,433)
Total shareholders’ deficit	(530,586)	(213,099)
Total liabilities and shareholders’ deficit	$1,498,105	$1,469,460
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015	December 28, 2016	December 23, 2015
Revenues:
Company sales	$748,709	$765,672	$1,486,119	$1,506,153
Franchise and other revenues	22,334	22,938	43,416	45,016
Total revenues	771,043	788,610	1,529,535	1,551,169
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	193,537	203,799	385,839	400,402
Restaurant labor	248,692	247,596	499,262	494,173
Restaurant expenses	193,131	190,660	389,774	379,833
Company restaurant expenses	635,360	642,055	1,274,875	1,274,408
Depreciation and amortization	39,305	39,114	78,191	78,285
General and administrative	33,546	31,909	66,083	65,020
Other gains and charges	1,306	(87)	7,384	1,590
Total operating costs and expenses	709,517	712,991	1,426,533	1,419,303
Operating income	61,526	75,619	103,002	131,866
Interest expense	13,641	7,907	22,450	15,674
Other, net	(383)	(560)	(682)	(833)
Income before provision for income taxes	48,268	68,272	81,234	117,025
Provision for income taxes	13,631	20,578	23,364	36,124
Net income	$34,637	$47,694	$57,870	$80,901

Basic net income per share	$0.70	$0.81	$1.11	$1.35

Diluted net income per share	$0.69	$0.80	$1.09	$1.34

Basic weighted average shares outstanding	49,833	59,198	52,339	59,712

Diluted weighted average shares outstanding	50,480	59,899	53,028	60,553

Other comprehensive loss:
Foreign currency translation adjustment	$(1,664)	$(460)	$(2,145)	$(3,265)
Other comprehensive loss	(1,664)	(460)	(2,145)	(3,265)
Comprehensive income	$32,973	$47,234	$55,725	$77,636

Dividends per share	$0.34	$0.32	$0.68	$0.64

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015
Cash Flows from Operating Activities:
Net income	$57,870	$80,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,191	78,285
Stock-based compensation	8,152	7,522
Deferred income taxes, net	(6,356)	16,305
Restructure charges and other impairments	8,000	1,229
Net gain on disposal of assets	(811)	(274)
Undistributed earnings on equity investments	(70)	(213)
Other	1,194	823
Changes in assets and liabilities:
Accounts receivable, net	(38,518)	(41,551)
Inventories	(829)	(720)
Restaurant supplies	(1,014)	(481)
Prepaid expenses	2,805	(4,279)
Intangibles	(24)	(511)
Other assets	(249)	(213)
Accounts payable	(4,424)	(11,899)
Gift card liability	52,651	51,313
Accrued payroll	(7,553)	(9,439)
Other accrued liabilities	6,614	(2,507)
Current income taxes	(15,324)	(13,254)
Other liabilities	831	5,202
Net cash provided by operating activities	141,136	156,239
Cash Flows from Investing Activities:
Payments for property and equipment	(60,055)	(52,199)
Proceeds from sale of assets	3,022	2,756
Payment for business acquisition, net of cash acquired	0	(105,577)
Net cash used in investing activities	(57,033)	(155,020)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	350,000	0
Purchases of treasury stock	(349,994)	(140,089)
Payments on revolving credit facility	(138,000)	(20,000)
Borrowings on revolving credit facility	100,000	207,500
Payments of dividends	(36,944)	(37,363)
Payments for debt issuance costs	(10,216)	0
Proceeds from issuances of treasury stock	3,837	1,691
Payments on long-term debt	(1,862)	(1,698)
Excess tax benefits from stock-based compensation	1,688	4,907
Net cash (used in) provided by financing activities	(81,491)	14,948
Net change in cash and cash equivalents	2,612	16,167
Cash and cash equivalents at beginning of period	31,446	55,121
Cash and cash equivalents at end of period	$34,058	$71,288
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of December 28, 2016 and June 29, 2016 and for the twenty-six week periods ended December 28, 2016 and December 23, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 28, 2016, we owned, operated or franchised 1,658 restaurants in the United States and 30 countries and two territories outside of the United States.
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
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. Actual results could differ from those estimates.
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

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to companies that purchase cloud computing services to determine whether or not the arrangement includes a software license and the related accounting treatment. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of fiscal 2017. We adopted the guidance prospectively and the adoption did not have any impact on our consolidated financial statements.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015	December 28, 2016	December 23, 2015
Basic weighted average shares outstanding	49,833	59,198	52,339	59,712
Dilutive stock options	223	314	235	356
Dilutive restricted shares	424	387	454	485
	647	701	689	841
Diluted weighted average shares outstanding	50,480	59,899	53,028	60,553

Awards excluded due to anti-dilutive effect on diluted net income per share	890	682	959	519
4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 28, 2016	June 29, 2016
Revolving credit facility	$492,250	$530,250
5.00% notes	350,000	0
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	36,817	37,532
Total long-term debt	1,429,067	1,117,782
Less unamortized debt issuance costs and discounts	(9,040)	(3,526)
Total long-term debt less unamortized debt issuance costs and discounts	1,420,027	1,114,256
Less current installments	(3,815)	(3,563)
	$1,416,212	$1,110,693
On September 23, 2016, we completed the private offering of $350 million of our 5.0% senior notes due October 2024. We received proceeds of $350.0 million prior to debt issuance costs of $6.2 million and utilized the proceeds to fund a $300 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1 billion revolving credit facility. See Note 9 for additional disclosures related to the accelerated share repurchase agreement. The notes require semi-annual interest payments beginning on April 1, 2017.
On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of December 28, 2016. During the first two quarters of fiscal 2017, net payments of $38.0 million were made on the revolving credit facility.

Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.15%. One month LIBOR at December 28, 2016 was approximately 0.77%. As of December 28, 2016, $507.7 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. The financial covenants were not significantly changed as a result of the new and amended debt agreements. We are currently in compliance with all financial covenants.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015	December 28, 2016	December 23, 2015
Gain on the sale of assets, net	$(2,569)	$0	$(2,569)	$(1,762)
Restaurant impairment charges	1,851	468	1,851	525
Restaurant closure charges	321	0	2,827	0
Information technology restructuring	209	0	2,700	0
Severance	0	209	293	2,368
Litigation	0	(2,032)	0	(2,032)
Acquisition costs	0	0	0	580
Other	1,494	1,268	2,282	1,911
	$1,306	$(87)	$7,384	$1,590
Fiscal 2017
During the second quarter of fiscal 2017, we recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchise rights of six underperforming Chili's restaurants which will continue to operate. See Note 8 for fair value disclosures.
During the first quarter of fiscal 2017, we recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with the information technology restructuring.
Fiscal 2016
We were a plaintiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015 and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation. Additionally, we incurred expenses of $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. We also recorded impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. See Note 8 for fair value disclosures.
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

	Thirteen Week Period Ended December 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$632,085	$116,624	$0	$748,709
Franchise and other revenues	15,278	7,056	0	22,334
Total revenues	647,363	123,680	0	771,043

Operational expenses (a)	537,170	98,098	92	635,360
Depreciation and amortization	32,643	4,055	2,607	39,305
General and administrative	9,414	1,688	22,444	33,546
Other gains and charges	2,943	12	(1,649)	1,306
Total operating costs and expenses	582,170	103,853	23,494	709,517

Operating income	$65,193	$19,827	$(23,494)	$61,526

	Thirteen Week Period Ended December 23, 2015
	Chili's	Maggiano's	Other	Consolidated
Company sales	$651,004	$114,668	$0	$765,672
Franchise and other revenues	15,543	7,395	0	22,938
Total revenues	666,547	122,063	0	788,610

Operational expenses (a)	545,569	97,519	(1,033)	642,055
Depreciation and amortization	32,915	3,673	2,526	39,114
General and administrative	9,295	1,513	21,101	31,909
Other gains and charges	(166)	(7)	86	(87)
Total operating costs and expenses	587,613	102,698	22,680	712,991

Operating income	$78,934	$19,365	$(22,680)	$75,619

	Twenty-Six Week Period Ended December 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$1,280,728	$205,391	$0	$1,486,119
Franchise and other revenues	32,193	11,223	0	43,416
Total revenues	1,312,921	216,614	0	1,529,535

Operational expenses (a)	1,092,740	181,683	452	1,274,875
Depreciation and amortization	65,244	7,941	5,006	78,191
General and administrative	19,344	3,212	43,527	66,083
Other gains and charges	4,869	746	1,769	7,384
Total operating costs and expenses	1,182,197	193,582	50,754	1,426,533

Operating income	$130,724	$23,032	$(50,754)	$103,002

Segment assets	$1,189,921	$168,440	$139,744	$1,498,105
Equity method investment	9,267	0	0	9,267
Payments for property and equipment	45,618	8,116	6,321	60,055

	Twenty-Six Week Period Ended December 23, 2015
	Chili's	Maggiano's	Other	Consolidated
Company sales	$1,304,055	$202,098	$0	$1,506,153
Franchise and other revenues	33,145	11,871	0	45,016
Total revenues	1,337,200	213,969	0	1,551,169

Operational expenses (a)	1,094,335	180,660	(587)	1,274,408
Depreciation and amortization	66,046	7,307	4,932	78,285
General and administrative	18,714	3,326	42,980	65,020
Other gains and charges	(1,108)	166	2,532	1,590
Total operating costs and expenses	1,177,987	191,459	49,857	1,419,303

Operating income	$159,213	$22,510	$(49,857)	$131,866

Segment assets	$1,243,430	$168,733	$164,031	$1,576,194
Equity method investment	11,131	0	0	11,131
Payments for property and equipment	35,688	10,272	6,239	52,199
____________________________________________________________________

(a)	Operational expenses includes cost of sales, restaurant labor and restaurant expenses.

Reconciliation of operating income to income before provision for income taxes:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015	December 28, 2016	December 23, 2015
Operating income	$61,526	$75,619	$103,002	$131,866
Less interest expense	(13,641)	(7,907)	(22,450)	(15,674)
Plus other, net	383	560	682	833
Income before provision for income taxes	$48,268	$68,272	$81,234	$117,025

7. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	December 28, 2016	June 29, 2016
Sales tax	$22,464	$26,280
Insurance	24,540	19,976
Property tax	18,335	15,762
Dividends	16,887	17,760
Other	49,147	41,546
	$131,373	$121,324
Other liabilities consist of the following (in thousands):

	December 28, 2016	June 29, 2016
Straight-line rent	$57,103	$56,896
Insurance	38,851	38,433
Landlord contributions	27,104	24,681
Unfavorable leases	5,807	6,521
Unrecognized tax benefits	6,131	5,811
Other	7,679	7,081
	$142,675	$139,423

8. FAIR VALUE MEASUREMENTS
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

We determine the fair value of property and equipment and reacquired franchise rights based on discounted projected future cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. Based on our semi-annual review, during the first six months of fiscal 2017, long-lived assets and reacquired franchise rights with a carrying value of $1.2 million and $0.8 million, respectively, primarily related to six underperforming restaurants, were determined to have a total fair value of $0.2 million resulting in an impairment charge of $1.8 million. During the first six months of fiscal 2016, long-lived assets with a carrying value of $106,000, primarily related to underperforming restaurants previously impaired, were determined to have no fair value resulting in an impairment charge of $106,000.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review, during the second quarter of fiscal 2017 and fiscal 2016, we determined there was no impairment.

We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value. We determined that there was no impairment of goodwill during our annual test in the second quarter of fiscal 2017 and fiscal 2016 as the fair value of our reporting units was substantially in excess of the carrying value. No indicators of impairment were identified through the end of the second quarter of fiscal 2017.

During the second quarter of fiscal 2016, we recorded an impairment charge of $187,000 related to a parcel of undeveloped land that we own. The land had a carrying value of $937,000 and was written down to the fair value of $750,000. The fair value was based on the sales price of comparable properties. Additionally, we recorded an impairment charge of $231,000 related to a capital lease asset that is subleased to a franchisee. The capital lease asset had a carrying value of $338,000 and was written down to the fair value of $107,000. The fair value of the capital lease asset is based on discounted projected future cash flows from the sublease.

All impairment charges were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 28, 2016 and December 23, 2015 (in thousands):

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held for use:
At December 28, 2016	$0	$0	$192	$192
At December 23, 2015	$0	$0	$0	$0
Other long-lived assets:
At December 28, 2016	$0	$0	$0	$0
At December 23, 2015	$0	$750	$107	$857

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to the amended revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 2.60% notes, 3.88% notes and 5.00% notes are based on quoted market prices for similar instruments and are considered Level 2 fair value measurements.
The carrying amounts, which are net of unamortized debt issuance costs, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	December 28, 2016		June 29, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,206	$250,658	$248,918	$252,445
3.88% Notes	$297,734	$284,571	$297,556	$302,655
5.00% Notes	$344,020	$349,923	$0	$0
9. SHAREHOLDERS’ DEFICIT

In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash, and on September 26, 2016, we received an initial delivery of approximately 4.6 million shares of common stock. During the second quarter of fiscal 2017, we received approximately 483,000 shares for a then-current total of 5.1 million shares received under the ASR Agreement. Subsequent to the end of the quarter, we received approximately 846,000 shares of our common stock from BofA in full and final settlement of the ASR Agreement, bringing the total shares received to 5.9 million. The accelerated share repurchase transaction qualifies for equity accounting treatment. Shares that have been paid for but not yet delivered are reflected as a reduction of additional paid-in capital while other repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit. We also repurchased approximately 1.0 million additional shares of common stock for a total of 6.1 million shares repurchased during the first two quarters of fiscal 2017 for $350.0 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of December 28, 2016, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs.
During the first two quarters of fiscal 2017, we granted approximately 492,000 stock options with a weighted average exercise price per share of $54.20 and a weighted average fair value per share of $9.63, and approximately 216,000 restricted share awards with a weighted average fair value per share of $54.27. Additionally, during the first two quarters of fiscal 2017, approximately 142,000 stock options were exercised resulting in cash proceeds of approximately $3.8 million. We received an excess tax benefit from stock-based compensation of approximately $1.2 million, net of a $0.5 million tax deficiency, during the first two quarters of fiscal 2017 primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first two quarters of fiscal 2017, we paid dividends of $36.9 million to common stock shareholders, compared to $37.4 million in the prior year. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016. We also declared a quarterly dividend of $16.9 million in November 2016 which was paid on December 29, 2016. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of December 28, 2016.
10. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first two quarters of fiscal 2017 and 2016 are as follows (in thousands):

	December 28, 2016	December 23, 2015
Income taxes, net of refunds	$41,605	$26,966
Interest, net of amounts capitalized	15,117	13,828

Non-cash investing and financing activities for the first two quarters of fiscal 2017 and 2016 are as follows (in thousands):

	December 28, 2016	December 23, 2015
Retirement of fully depreciated assets	$13,157	$9,901
Dividends declared but not paid	17,527	18,912
Accrued capital expenditures	4,311	1,283
Capital lease additions	1,147	0
11. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 28, 2016 and June 29, 2016, we have outstanding lease guarantees or are secondarily liable for $75.4 million and $72.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2017 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 28, 2016.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 28, 2016, we had $31.3 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.

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
12. SUBSEQUENT EVENTS
On January 19, 2017, we completed a reorganization of the Chili’s restaurant operations team and certain departments at the corporate headquarters to better align our staffing with the current management strategy and resource needs. This reorganization is complete and no further actions are anticipated to complete this plan. This employee separation action will result in severance charges and accelerated stock based compensation expenses of approximately $6.0 million. We anticipate that substantially all of the severance amounts will be paid by the end of the third quarter of fiscal 2017 and no further cash expenditures will be required. These amounts will be recorded in the third quarter of fiscal 2017 in the other gains and charges caption of our consolidated statements of comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018.  Adoption of the new guidance will require recognition of excess tax benefits and tax deficiencies in the consolidated statements of comprehensive income on a prospective basis, with a cumulative effect adjustment to retained earnings for any prior year excess tax benefits or tax deficiencies not previously recorded. In addition, this guidance will require reclassification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows. We expect to apply this change on a retrospective basis. The adoption of the provisions related to excess tax benefits and tax deficiencies could have a material impact on our consolidated financial statements depending on the changes in fair value of our share-based payment awards. We expect that adoption of the remaining provisions in the update will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. We had operating leases with remaining rental payments of approximately $639 million at the end of fiscal 2016. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe the standard will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of revenue from our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015	December 28, 2016	December 23, 2015
Revenues:
Company sales	97.1%	97.1%	97.2%	97.1%
Franchise and other revenues	2.9%	2.9%	2.8%	2.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	25.8%	26.6%	26.0%	26.6%
Restaurant labor (1)	33.3%	32.4%	33.6%	32.8%
Restaurant expenses (1)	25.8%	24.9%	26.2%	25.2%
Company restaurant expenses (1)	84.9%	83.9%	85.8%	84.6%
Depreciation and amortization	5.1%	5.0%	5.1%	5.0%
General and administrative	4.4%	4.0%	4.3%	4.2%
Other gains and charges	0.2%	0.0%	0.5%	0.1%
Total operating costs and expenses	92.0%	90.4%	93.3%	91.5%
Operating income	8.0%	9.6%	6.7%	8.5%
Interest expense	1.8%	1.0%	1.4%	1.0%
Other, net	(0.1)%	(0.1)%	0.0%	0.0%
Income before provision for income taxes	6.3%	8.7%	5.3%	7.5%
Provision for income taxes	1.8%	2.7%	1.5%	2.3%
Net income	4.5%	6.0%	3.8%	5.2%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the respective second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2017:

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017
Company-owned restaurants:
Chili's domestic	1	4	3	8	935	935	5-6
Chili's international	1	0	1	0	14	13	1
Maggiano's	1	2	2	2	52	51	2
Total company-owned	3	6	6	10	1,001	999	8-9
Franchise restaurants:
Chili's domestic	1	1	2	2	316	326	5-8
Chili's international	8	11	12	17	341	321	35-40
Total franchise	9	12	14	19	657	647	40-48
Total restaurants:
Chili's domestic	2	5	5	10	1,251	1,261	10-14
Chili's international	9	11	13	17	355	334	36-41
Maggiano's	1	2	2	2	52	51	2
Grand total	12	18	20	29	1,658	1,646	48-57
At December 28, 2016, we owned the land and buildings for 190 of the 1,001 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $101.0 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 28, 2016 and December 23, 2015, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 28, 2016, we owned, operated, or franchised 1,658 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry along with recent economic pressures resulting from low oil prices and increasing health care costs. We also believe that casual dining traffic was negatively impacted in the holiday season due in part to lower retail traffic in general. U.S. economic growth has been steady in recent years, but wage growth in the higher paying sectors has been slow. This wage pressure has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home because the decline in grocery costs relative to casual dining prices allows consumers to save money. The industry has been softer than we anticipated this year, and, as a result, we are reevaluating our strategies. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth. Subsequent to the end of the quarter, we completed a reorganization of the Chili's restaurant operations team and certain departments at the corporate headquarters to better align staffing with our current strategy. We anticipate that this reorganization will result in pre-tax savings of over $5 million in fiscal 2017 and approximately $12 million on an annualized basis.
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
The Chili’s brand has leveraged technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. All domestic Chili’s restaurants with the exception of airport and college locations are now outfitted with tabletop devices, which gives us one of the largest networks of tabletop devices in the country. The Ziosk branded tabletop device is a multi-functional device which provides ordering, guest survey and pay-at-the-table capabilities, as well as loyalty program and entertainment functionality. We have also leveraged our tabletop devices to launch our partnership with Plenti, a consumer rewards program comprised of a coalition of major national brands. We believe the integration of the My Chili’s Rewards program with Plenti will allow us to drive sales and profits by allowing us to create more relevant and customized incentives for our guests. We have also launched a new online ordering system that expands our current capabilities and gives our guests greater control of their to go experience. We expect this platform to help us capitalize on a quickly growing part of our business and to improve the guest experience and execution. Our Nowait application is another in-restaurant technology that we utilize to enhance the guest experience. This application allows our hosts to provide more accurate wait times when a guest arrives and provides a text message to guests when their table is ready. Guests can also add themselves to the wait list via the Chili’s mobile app. This technology allows us to better control the optimization of our seating capacity and to reduce wait times in our restaurants.
We continually evaluate our menu at Chili's to identify opportunities to improve quality, freshness and value by introducing new items and improving existing favorites. We have introduced the smokehouse platters to the menu this quarter and are pleased with the guest preference results. This platform features jalapeno cheese sausage, bone-in chicken and our signature baby-back ribs. We also fully launched our new line of craft beers featuring regional and national favorites and our Presidente margarita on tap. These additions are contributing to an improved alcohol sales mix in the current quarter.

    We remain competitive with our value offerings. These value offerings provide options to our guests that we believe drive traffic. Guests have shown a strong preference for our new "3 for Me™" platform that allows them to combine a salad and mini molten dessert with their choice of fajitas, burgers, smoked chicken or ribs for just $10.00. This platform is flexible in terms of the offerings we can provide and we believe the variety and value will drive sales and traffic. We continually seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic. We are committed to offering a compelling everyday menu that provides items our guests prefer at a solid value.
We believe that the improvements at Chili's will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened one restaurant this quarter, which is based on our new prototype with a flexible dining area that may be used for banquets or opened up for general seating. This new prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage. We plan to continue to strengthen this brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
Our global Chili's business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees opened 8 new restaurants this quarter with plans to open 35-40 new restaurants this year.
REVENUES
Total revenues for the second quarter of fiscal 2017 decreased to $771.0 million, a 2.2% decrease from the $788.6 million generated for the same quarter of fiscal 2016 driven by a 2.2% decrease in company sales. Total revenues for the twenty-six week period ended December 28, 2016 were $1,529.5 million, a 1.4% decrease from the $1,551.2 million generated for the same period in fiscal 2016 driven by a 1.3% decrease in company sales. The decrease in company sales for the second quarter and year-to-date periods was driven by a decline in comparable restaurant sales, partially offset by an increase in restaurant capacity (see table below).

	Thirteen Week Period Ended December 28, 2016
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.9)%	2.0%	0.9%	(5.8)%	0.4%
Chili’s	(3.3)%	1.8%	1.4%	(6.5)%	0.2%
Maggiano’s	(0.8)%	2.6%	(0.9)%	(2.5)%	4.0%
Chili's Franchise (3)	(3.5)%
U.S.	(3.0)%
International	(4.2)%
Chili's Domestic (4)	(3.2)%
System-wide (5)	(3.1)%

	Thirteen Week Period Ended December 23, 2015
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.6)%	1.2%	0.1%	(3.9)%	12.4%
Chili’s	(2.8)%	0.8%	0.4%	(4.0)%	13.0%
Maggiano’s	(1.8)%	2.3%	(1.2)%	(2.9)%	2.1%
Chili's Franchise (3)	0.9%
U.S.	(0.1)%
International	2.6%
Chili's Domestic (4)	(2.1)%
System-wide (5)	(1.6)%

	Twenty-Six Week Period Ended December 28, 2016
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.1)%	1.7%	1.0%	(4.8)%	0.6%
Chili’s	(2.4)%	1.5%	1.4%	(5.3)%	0.4%
Maggiano’s	(0.7)%	2.5%	(1.1)%	(2.1)%	3.5%
Chili's Franchise (3)	(2.1)%
U.S.	(2.3)%
International	(1.8)%
Chili's Domestic (4)	(2.2)%
System-wide (5)	(2.1)%

	Twenty-Six Week Period Ended December 23, 2015
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.1)%	1.2%	(0.4)%	(2.9)%	12.3%
Chili’s	(2.2)%	1.0%	(0.4)%	(2.8)%	12.8%
Maggiano’s	(1.7)%	2.6%	(1.1)%	(3.2)%	3.0%
Chili's Franchise (3)	1.5%
U.S.	0.3%
International	3.7%
Chili's Domestic (4)	(1.6)%
System-wide (5)	(1.1)%

(1)	Comparable restaurant sales includes all restaurants that have been in operation for more than 18 months.

(2)	Mix shift is calculated as the year-over-year percentage change in company sales resulting from the change in menu items ordered by guests.

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

(4)	Chili's domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili's restaurants in the United States.

(5)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise operated Chili's restaurants.

Chili’s company sales decreased 2.9% to $632.1 million in the second quarter of fiscal 2017 from $651.0 million in the second quarter of fiscal 2016. For the year-to-date period, Chili's company sales decreased 1.8% to $1,280.7 million in fiscal 2017 from $1,304.1 million in fiscal 2016. The decreases were primarily due to a decline in comparable restaurant sales, partially offset by an increase in restaurant capacity. Chili's comparable restaurant sales decreased 3.3% and 2.4% for the second quarter and year-to-date periods of fiscal 2017, respectively, compared to the prior year periods. Company-owned restaurant capacity increased 0.2% and 0.4% for the second quarter and year-to-date periods of fiscal 2017, respectively (as measured by sales weeks) compared to the prior year periods due to one net restaurant opening since the second quarter of fiscal 2016.
Maggiano’s company sales increased 1.7% to $116.6 million in the second quarter of fiscal 2017 from $114.7 million in the second quarter of fiscal 2016. For the year-to-date period, Maggiano’s company sales increased 1.6% to $205.4 million in fiscal 2017 from $202.1 million in fiscal 2016. The increases were primarily driven by increased restaurant capacity, partially offset by a decline in comparable restaurant sales. Maggiano's capacity increased 4.0% and 3.5% for the second quarter and year-to-date periods of fiscal 2017, respectively (as measured by sales weeks) compared to the prior year periods due to one net restaurant opening since the second quarter of fiscal 2016. Comparable restaurant sales decreased 0.8% and 0.7% for the second quarter and year-to-date periods of fiscal 2017, respectively, compared to the prior year periods.

Franchise and other revenues decreased 2.6% to $22.3 million in the second quarter of fiscal 2017 compared to $22.9 million in the second quarter of fiscal 2016. For the year-to-date period, franchise and other revenues decreased 3.6% to $43.4 million in fiscal 2017 from $45.0 million in fiscal 2016. The decreases were primarily due to a decline in domestic and international franchise comparable restaurant sales. Our franchisees generated approximately $320 million and $644 million in sales for the second quarter and year-to-date periods of fiscal 2017, respectively.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 25.8% for the second quarter and 26.0% for the year-to-date period of fiscal 2017 from 26.6% for the respective prior year periods. Cost of sales, as a percent of company sales, was positively impacted by increased menu pricing and favorable commodity pricing primarily related to poultry, burgers and prime rib, partially offset by unfavorable menu item mix and commodity pricing related to avocados.
Restaurant labor, as a percent of company sales, increased to 33.3% for the second quarter and 33.6% for the year-to-date period of fiscal 2017 from 32.4% and 32.8% for the respective prior year periods primarily due to increased wage rates, employee health insurance expenses and sales deleverage.
Restaurant expenses, as a percent of company sales, increased to 25.8% for the second quarter and 26.2% for the year-to-date period of fiscal 2017 from 24.9% and 25.2% for the respective prior year periods primarily due to sales deleverage, higher advertising and repairs and maintenance expenses.
Depreciation and amortization expense increased $0.2 million for the second quarter compared to the prior year due to depreciation on asset replacements and new restaurant openings, partially offset by an increase in fully depreciated assets and restaurant closures. Depreciation and amortization decreased $0.1 million for the year-to-date period of fiscal 2017 compared to the prior year primarily due to an increase in fully depreciated assets and restaurant closures, partially offset by depreciation on asset replacements and new restaurant openings.
General and administrative expense increased approximately $1.6 million for the second quarter and $1.1 million for the year-to-date period of fiscal 2017 compared to the respective prior year periods primarily due to higher stock compensation and payroll expenses, partially offset by lower performance-based compensation.
In the second quarter of fiscal 2017, other gains and charges were $1.3 million. We recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchisee rights of six underperforming Chili's restaurants which will continue to operate. In the first quarter of fiscal 2017, other gains and charges were $6.1 million. We recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the first quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with information technology restructuring.
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
Interest expense increased approximately $5.7 million for the second quarter and $6.8 million for the year-to-date period of fiscal 2017 compared to the respective prior year periods primarily due to higher average borrowing balances.
INCOME TAXES
The effective income tax rate decreased to 28.2% and 28.8% for the second quarter and year-to-date periods of fiscal 2017 compared to 30.1% and 30.9% in the prior year comparable periods primarily due to lower profits and the impacts of tax credits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities
During the first six months of fiscal 2017, net cash provided by operating activities was $141.1 million compared to $156.2 million in the prior year. Cash flow from operations decreased due to the timing of tax payments and decreased earnings in the current year, partially offset by an increase due to the prior year impact of the acquisition of Pepper Dining. Fiscal 2016 cash from operations was negatively impacted by the settlement of liabilities assumed as part of the acquisition.

Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(60,055)	$(52,199)
Proceeds from sale of assets	3,022	2,756
Payment for business acquisition, net of cash acquired	0	(105,577)
	$(57,033)	$(155,020)
Capital expenditures increased to approximately $60.1 million for the first six months of fiscal 2017 compared to $52.2 million for the prior year primarily due to the purchase of new beer taps for the new line of craft beers at Chili's, partially offset by a decrease in Chili's new restaurant construction.
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.

Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended
	December 28, 2016	December 23, 2015
Net cash (used in) provided by financing activities (in thousands):
Proceeds from issuance of long-term debt	$350,000	$0
Purchases of treasury stock	(349,994)	(140,089)
Payments on revolving credit facility	(138,000)	(20,000)
Borrowings on revolving credit facility	100,000	207,500
Payments of dividends	(36,944)	(37,363)
Payments for debt issuance costs	(10,216)	0
Proceeds from issuances of treasury stock	3,837	1,691
Payments on long-term debt	(1,862)	(1,698)
Excess tax benefits from stock-based compensation	1,688	4,907
	$(81,491)	$14,948
Net cash used in financing activities for the first six months of fiscal 2017 increased to $81.5 million from net cash provided by financing activities of $14.9 million in the prior year primarily due to increases in spending on share repurchases, net payment activity on the revolver, payment of debt issuance costs, and a decrease in excess tax benefits from stock-based compensation, partially offset by proceeds from the issuance of long-term debt and an increase in proceeds from issuance of treasury stock.

In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash, and on September 26, 2016, we received an initial delivery of approximately 4.6 million shares of common stock.  During the second quarter of fiscal 2017, we received approximately 483,000 shares for a then-current total of 5.1 million shares received under the ASR Agreement. Subsequent to the end of the quarter, we received approximately 846,000 shares of our common stock from BofA in full and final settlement of the ASR Agreement, bringing the total shares received to 5.9 million. We also repurchased approximately 1.0 million additional shares of common stock for a total of 6.1 million shares during the first two quarters of fiscal 2017 for $350.0 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
On September 23, 2016, we completed the private offering of $350 million of our 5.0% senior notes due October 2024. We received proceeds of $350.0 million prior to debt issuance costs of $6.2 million and utilized the proceeds to fund a $300 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1 billion revolving credit facility. The notes require semi-annual interest payments beginning on April 1, 2017.
On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of December 28, 2016. During the first two quarters of fiscal 2017, net payments of $38.0 million were made on the revolving credit facility.
Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.15%. One month LIBOR at December 28, 2016 was approximately 0.77%. As of December 28, 2016, $507.7 million of credit is available under the revolving credit facility. As of December 28, 2016, we were in compliance with all financial debt covenants.
As of December 28, 2016, our credit rating by Fitch Ratings ("Fitch") and Standard and Poor’s (“S&P”) was BB+ and our Corporate Family Rating by Moody's was Ba1, all with a stable outlook. In August 2016, Fitch downgraded Brinker from BBB- to BB+ with a stable outlook and in September confirmed the rating. In September 2016, S&P downgraded Brinker's corporate credit rating from BBB- to BB+ with a stable outlook and Moody's downgraded Brinker's Corporate Family Rating from Baa3 to Ba1 with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
We paid dividends of $36.9 million to common stock shareholders in the first two quarters of fiscal 2017 compared to $37.4 million in dividends paid in the same period of fiscal 2016. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016. We also declared a quarterly dividend of $16.9 million in November 2016 which was paid on December 29, 2016. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. As of December 28, 2016, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first six months of fiscal 2017, approximately 142,000 stock options were exercised resulting in cash proceeds of $3.8 million. We received an excess tax benefit from stock-based compensation of approximately $1.2 million, net of a $0.5 million tax deficiency, during the first six months of fiscal 2017, primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 11 - Contingencies, in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Other than these items, we did not have any off-balance sheet arrangements.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018.  Adoption of the new guidance will require recognition of excess tax benefits and tax deficiencies in the consolidated statements of comprehensive income on a prospective basis, with a cumulative effect adjustment to retained earnings for any prior year excess tax benefits or tax deficiencies not previously recorded. In addition, this guidance will require reclassification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows. We expect to apply this change on a retrospective basis. The adoption of the provisions related to excess tax benefits and tax deficiencies could have a material impact on our consolidated financial statements depending on the changes in fair value of our share-based payment awards. We expect that adoption of the remaining provisions in the update will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. We had operating leases with remaining rental payments of approximately $639 million at the end of fiscal 2016. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe the standard will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of revenue from our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2017.

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
There were no changes in our internal control over financial reporting during our second quarter ended December 28, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our consolidated financial statements set forth in Part I of this report.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2016.
The above risks and other risks described in this report and our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the second quarter of fiscal 2017 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
September 29, 2016 through November 2, 2016	483,586	$51.49	483,423	$135,800
November 3, 2016 through November 30, 2016	370	$48.79	0	$135,800
December 1, 2016 through December 28, 2016	81	$51.30	0	$135,800
	484,037	$51.49	483,423

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2017, 614 shares were tendered by team members at an average price of $49.51.

(b)
In September 2016, we entered into a $300 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300 million in cash, which immediately reduced the remaining amount available under our share repurchase program, and received an initial delivery of approximately 4.6 million shares of common stock. During the second quarter of fiscal 2017, we received approximately 483,000 shares for a total of 5.1 million shares received as of December 28, 2016. The average price paid per share for shares received pursuant to the ASR Agreement reflects the average of the daily volume-weighted average prices of the Company's common stock through December 28, 2016. Final settlement of the ASR Agreement occurred in January 2017, resulting in a total of 5.9 million shares received.

Item 6. EXHIBITS

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

BRINKER INTERNATIONAL, INC.

Date: February 3, 2017	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2017	By:	/s/ Thomas J. Edwards, Jr.
Thomas J. Edwards, Jr.,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)