Form 10-Q
period 2017-03-29
BRINKER INTERNATIONAL INC
filed 2017-05-05
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, $0.10 par value	48,930,887 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 29, 2017	June 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$9,043	$31,446
Accounts receivable, net	38,326	43,944
Inventories	26,317	25,104
Restaurant supplies	46,328	45,455
Prepaid expenses	28,182	30,825
Total current assets	148,196	176,774
Property and Equipment, at Cost:
Land	149,098	147,626
Buildings and leasehold improvements	1,654,067	1,626,924
Furniture and equipment	688,409	663,472
Construction-in-progress	12,144	23,965
	2,503,718	2,461,987
Less accumulated depreciation and amortization	(1,506,665)	(1,418,835)
Net property and equipment	997,053	1,043,152
Other Assets:
Goodwill	163,814	164,007
Deferred income taxes, net	35,687	27,003
Intangibles, net	27,960	30,225
Other	30,368	28,299
Total other assets	257,829	249,534
Total assets	$1,403,078	$1,469,460
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$3,860	$3,563
Accounts payable	85,606	95,414
Gift card liability	131,438	122,329
Accrued payroll	75,579	70,999
Other accrued liabilities	134,287	121,324
Income taxes payable	6,497	18,814
Total current liabilities	437,267	432,443
Long-term debt, less current installments	1,325,604	1,110,693
Other liabilities	138,907	139,423
Commitments and Contingencies (Note 11)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 48,914,360 shares outstanding at March 29, 2017, and 176,246,649 shares issued and 55,420,656 shares outstanding at June 29, 2016	17,625	17,625
Additional paid-in capital	501,167	495,110
Accumulated other comprehensive loss	(13,005)	(11,594)
Retained earnings	2,605,637	2,558,193
	3,111,424	3,059,334
Less treasury stock, at cost (127,332,289 shares at March 29, 2017 and 120,825,993 shares at June 29, 2016)	(3,610,124)	(3,272,433)
Total shareholders’ deficit	(498,700)	(213,099)
Total liabilities and shareholders’ deficit	$1,403,078	$1,469,460
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016	March 29, 2017	March 23, 2016
Revenues:
Company sales	$790,624	$805,145	$2,276,743	$2,311,298
Franchise and other revenues	20,017	19,494	63,433	64,510
Total revenues	810,641	824,639	2,340,176	2,375,808
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	201,903	215,362	587,742	615,764
Restaurant labor	261,632	262,701	760,894	756,874
Restaurant expenses	192,372	187,216	582,146	567,049
Company restaurant expenses	655,907	665,279	1,930,782	1,939,687
Depreciation and amortization	39,335	39,050	117,526	117,335
General and administrative	35,931	30,170	102,014	95,190
Other gains and charges	6,600	3,864	13,984	5,454
Total operating costs and expenses	737,773	738,363	2,164,306	2,157,666
Operating income	72,868	86,276	175,870	218,142
Interest expense	13,658	8,403	36,108	24,077
Other, net	(402)	(277)	(1,084)	(1,110)
Income before provision for income taxes	59,612	78,150	140,846	195,175
Provision for income taxes	17,243	20,648	40,607	56,772
Net income	$42,369	$57,502	$100,239	$138,403

Basic net income per share	$0.87	$1.01	$1.96	$2.36

Diluted net income per share	$0.86	$1.00	$1.93	$2.33

Basic weighted average shares outstanding	48,954	56,673	51,211	58,699

Diluted weighted average shares outstanding	49,506	57,407	51,854	59,505

Other comprehensive income (loss):
Foreign currency translation adjustment	$734	$(29)	$(1,411)	$(3,294)
Other comprehensive income (loss)	734	(29)	(1,411)	(3,294)
Comprehensive income	$43,103	$57,473	$98,828	$135,109

Dividends per share	$0.34	$0.32	$1.02	$0.96

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016
Cash Flows from Operating Activities:
Net income	$100,239	$138,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,526	117,335
Stock-based compensation	13,237	12,095
Deferred income taxes, net	(8,684)	36,535
Restructure charges and other impairments	8,837	5,937
Net gain on disposal of assets	(628)	(633)
Undistributed earnings on equity investments	(82)	(522)
Other	2,082	1,390
Changes in assets and liabilities:
Accounts receivable, net	11,078	4,713
Inventories	(1,386)	785
Restaurant supplies	(1,338)	(1,030)
Prepaid expenses	4,580	2,197
Intangibles	(54)	(294)
Other assets	(286)	(272)
Accounts payable	(7,487)	(6,560)
Gift card liability	9,109	12,802
Accrued payroll	4,592	(14,945)
Other accrued liabilities	9,269	4,682
Current income taxes	(16,644)	(14,182)
Other liabilities	(338)	1,145
Net cash provided by operating activities	243,622	299,581
Cash Flows from Investing Activities:
Payments for property and equipment	(79,730)	(76,090)
Proceeds from sale of assets	3,077	4,256
Payment for business acquisition, net of cash acquired	0	(105,577)
Net cash used in investing activities	(76,653)	(177,411)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	350,000	0
Purchases of treasury stock	(350,768)	(266,157)
Payments on revolving credit facility	(328,000)	(50,000)
Borrowings on revolving credit facility	200,000	256,500
Payments of dividends	(54,087)	(56,192)
Payments for debt issuance costs	(10,216)	0
Proceeds from issuances of treasury stock	4,505	4,725
Payments on long-term debt	(2,847)	(2,547)
Excess tax benefits from stock-based compensation	2,041	5,365
Net cash used in financing activities	(189,372)	(108,306)
Net change in cash and cash equivalents	(22,403)	13,864
Cash and cash equivalents at beginning of period	31,446	55,121
Cash and cash equivalents at end of period	$9,043	$68,985
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our consolidated financial statements as of March 29, 2017 and June 29, 2016 and for the thirteen and thirty-nine week periods ended March 29, 2017 and March 23, 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 29, 2017, we owned, operated or franchised 1,660 restaurants in the United States and 30 countries and two territories outside of the United States.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016	March 29, 2017	March 23, 2016
Basic weighted average shares outstanding	48,954	56,673	51,211	58,699
Dilutive stock options	168	297	212	337
Dilutive restricted shares	384	437	431	469
	552	734	643	806
Diluted weighted average shares outstanding	49,506	57,407	51,854	59,505

Awards excluded due to anti-dilutive effect on diluted net income per share	993	561	970	533
4. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 29, 2017	June 29, 2016
Revolving credit facility	$402,250	$530,250
5.00% notes	350,000	0
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	35,832	37,532
Total long-term debt	1,338,082	1,117,782
Less unamortized debt issuance costs and discounts	(8,618)	(3,526)
Total long-term debt less unamortized debt issuance costs and discounts	1,329,464	1,114,256
Less current installments	(3,860)	(3,563)
	$1,325,604	$1,110,693
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
On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of March 29, 2017. During the first three quarters of fiscal 2017, net payments of $128.0 million were made on the revolving credit facility.

Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.36%. One month LIBOR at March 29, 2017 was approximately 0.98%. As of March 29, 2017, $597.7 million of credit is available under the revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. The financial covenants were not significantly changed as a result of the new and amended debt agreements. We are currently in compliance with all financial covenants.

5. OTHER GAINS AND CHARGES

Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016	March 29, 2017	March 23, 2016
Severance	$5,929	$0	$6,222	$2,368
Restaurant closure charges	794	89	3,621	89
Gain on the sale of assets, net	(55)	(1,096)	(2,624)	(2,858)
Information technology restructuring	0	0	2,700	0
Restaurant impairment charges	0	3,413	1,851	3,937
Impairment of investment	0	1,000	0	1,000
Litigation	0	0	0	(2,032)
Acquisition costs	0	120	0	700
Other	(68)	338	2,214	2,250
	$6,600	$3,864	$13,984	$5,454
Fiscal 2017
During the third quarter of fiscal 2017, we completed a reorganization of the Chili’s restaurant operations team and certain departments at the corporate headquarters to better align our staffing with the current management strategy and resource needs. This employee separation action resulted in severance charges and accelerated stock-based compensation expenses of $5.9 million. Substantially all of the severance amounts were paid by the end of the third quarter of fiscal 2017. Additionally, we recorded restaurant closure charges of $0.8 million primarily related to additional lease and other costs associated with closed restaurants.

During the second quarter of fiscal 2017, we recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchise rights of six underperforming Chili's restaurants which will continue to operate. See Note 8 for fair value disclosures.

During the first quarter of fiscal 2017, we recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.7 million of professional fees and severance associated with the information technology restructuring.
Fiscal 2016
During the third quarter of fiscal 2016, we recorded impairment charges of $3.4 million related to two underperforming restaurants identified for closure by management and $1.0 million related to a cost method investment. See Note 8 for fair value disclosures. These charges were partially offset by a $1.1 million gain on the sale of property.
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

Company sales are derived principally from the sales of food and beverages. Franchise and other revenues primarily includes royalties, development fees, franchise fees, banquet service charge income, gift card breakage and discounts, digital entertainment revenue, Chili's retail food product royalties and delivery fee income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the U.S. There were no material transactions amongst our operating segments.

Our chief operating decision maker uses operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs, restaurant labor costs and restaurant expenses. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended March 29, 2017
	Chili's	Maggiano's	Other	Consolidated
Company sales	$689,662	$100,962	$0	$790,624
Franchise and other revenues	15,224	4,793	0	20,017
Total revenues	704,886	105,755	0	810,641

Company restaurant expenses (a)	565,327	90,454	126	655,907
Depreciation and amortization	32,386	4,078	2,871	39,335
General and administrative	8,771	1,624	25,536	35,931
Other gains and charges	4,233	0	2,367	6,600
Total operating costs and expenses	610,717	96,156	30,900	737,773

Operating income (loss)	$94,169	$9,599	$(30,900)	$72,868

	Thirteen Week Period Ended March 23, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$703,545	$101,600	$0	$805,145
Franchise and other revenues	15,100	4,394	0	19,494
Total revenues	718,645	105,994	0	824,639

Company restaurant expenses (a)	574,189	90,957	133	665,279
Depreciation and amortization	32,461	3,889	2,700	39,050
General and administrative	7,780	1,312	21,078	30,170
Other gains and charges	(462)	3,064	1,262	3,864
Total operating costs and expenses	613,968	99,222	25,173	738,363

Operating income (loss)	$104,677	$6,772	$(25,173)	$86,276

	Thirty-Nine Week Period Ended March 29, 2017
	Chili's	Maggiano's	Other	Consolidated
Company sales	$1,970,390	$306,353	$0	$2,276,743
Franchise and other revenues	47,417	16,016	0	63,433
Total revenues	2,017,807	322,369	0	2,340,176

Company restaurant expenses (a)	1,658,067	272,137	578	1,930,782
Depreciation and amortization	97,630	12,019	7,877	117,526
General and administrative	28,115	4,836	69,063	102,014
Other gains and charges	9,102	746	4,136	13,984
Total operating costs and expenses	1,792,914	289,738	81,654	2,164,306

Operating income (loss)	$224,893	$32,631	$(81,654)	$175,870

Segment assets	$1,170,685	$163,059	$69,334	$1,403,078
Equity method investment	9,641	0	0	$9,641
Payments for property and equipment	60,770	10,673	8,287	$79,730

	Thirty-Nine Week Period Ended March 23, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$2,007,600	$303,698	$0	$2,311,298
Franchise and other revenues	48,245	16,265	0	64,510
Total revenues	2,055,845	319,963	0	2,375,808

Company restaurant expenses (a)	1,668,524	271,617	(454)	1,939,687
Depreciation and amortization	98,507	11,196	7,632	117,335
General and administrative	26,494	4,638	64,058	95,190
Other gains and charges	(1,570)	3,230	3,794	5,454
Total operating costs and expenses	1,791,955	290,681	75,030	2,157,666

Operating income (loss)	$263,890	$29,282	$(75,030)	$218,142

Segment assets	$1,224,316	$161,324	$100,075	$1,485,715
Equity method investment	10,360	0	0	10,360
Payments for property and equipment	52,687	13,584	9,819	76,090
____________________________________________________________________

(a)	Company restaurant expenses includes cost of sales, restaurant labor and restaurant expenses, including advertising

Reconciliation of operating income to income before provision for income taxes:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016	March 29, 2017	March 23, 2016
Operating income	$72,868	$86,276	$175,870	$218,142
Less interest expense	(13,658)	(8,403)	(36,108)	(24,077)
Plus other, net	402	277	1,084	1,110
Income before provision for income taxes	$59,612	$78,150	$140,846	$195,175

7. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	March 29, 2017	June 29, 2016
Sales tax	$22,622	$26,280
Insurance	22,232	19,976
Property tax	13,792	15,762
Dividends	16,630	17,760
Other	59,011	41,546
	$134,287	$121,324
Other liabilities consist of the following (in thousands):

	March 29, 2017	June 29, 2016
Straight-line rent	$56,608	$56,896
Insurance	39,087	38,433
Landlord contributions	26,513	24,681
Unfavorable leases	5,550	6,521
Unrecognized tax benefits	4,180	5,811
Other	6,969	7,081
	$138,907	$139,423

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

We determine the fair value of property and equipment and reacquired franchise rights based on discounted projected future cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk in our current business model. Based on our semi-annual review, during fiscal 2017, long-lived assets and reacquired franchise rights with carrying values of $1.3 million and $0.8 million, respectively, primarily related to six underperforming restaurants, were determined to have a total fair value of $0.2 million resulting in an impairment charge of $1.9 million. During fiscal 2016, long-lived assets with a carrying value of $106,000, primarily related to underperforming restaurants previously impaired, were determined to have no fair value resulting in an impairment charge of $106,000. During the third quarter of fiscal 2016, two restaurants were identified for closure by management with a combined carrying value of $3.4 million. We determined these restaurants had no fair value resulting in an impairment charge of $3.4 million.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review, during the second quarter of fiscal 2017 and fiscal 2016, we determined there was no impairment.

We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. We determined that there was no impairment of goodwill during our annual tests in the second quarter of fiscal 2017 and fiscal 2016 as the fair value of our reporting units was substantially in excess of their respective carrying values. No indicators of impairment were identified through the end of the third quarter of fiscal 2017.

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
The carrying amounts, which are net of unamortized debt issuance costs, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	March 29, 2017		June 29, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,351	$250,315	$248,918	$252,445
3.88% Notes	$297,823	$284,340	$297,556	$302,655
5.00% Notes	$344,208	$345,699	$0	$0
9. SHAREHOLDERS’ DEFICIT

In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). The ASR Agreement settled in January 2017. Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash and received 5.9 million shares of our common stock. The accelerated share repurchase transaction qualified for equity accounting treatment. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit. We also repurchased approximately 1.0 million additional shares of common stock for a total of 6.9 million shares repurchased during the first three quarters of fiscal 2017 for $350.8 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of March 29, 2017, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs.
During the first three quarters of fiscal 2017, we granted approximately 492,000 stock options with a weighted average exercise price per share of $54.20 and a weighted average fair value per share of $9.62, and approximately 248,000 restricted share awards with a weighted average fair value per share of $53.61. Additionally, during the first three quarters of fiscal 2017, approximately 176,000 stock options were exercised resulting in cash proceeds of approximately $4.5 million. We received an excess tax benefit from stock-based compensation of approximately $1.5 million, net of a $0.5 million tax deficiency, during the first three quarters of fiscal 2017 primarily as a result of the vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
During the first three quarters of fiscal 2017, we paid dividends of $54.1 million to common stock shareholders, compared to $56.2 million in the prior year. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016. We also declared a quarterly dividend of $16.6 million in February 2017 which was paid subsequent to the end of the quarter on March 30, 2017. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of March 29, 2017.
10. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first three quarters of fiscal 2017 and 2016 are as follows (in thousands):

	March 29, 2017	March 23, 2016
Income taxes, net of refunds	$63,381	$28,877
Interest, net of amounts capitalized	18,595	16,842

Non-cash investing and financing activities for the first three quarters of fiscal 2017 and 2016 are as follows (in thousands):

	March 29, 2017	March 23, 2016
Retirement of fully depreciated assets	$17,964	$16,109
Dividends declared but not paid	17,276	18,334
Accrued capital expenditures	4,599	7,803
Capital lease additions	1,147	0
11. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of March 29, 2017 and June 29, 2016, we have outstanding lease guarantees or are secondarily liable for $71.3 million and $72.9 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2017 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.
During the third quarter of fiscal 2017, one of our divested brands ceased rental payments related to one of its properties that is subleased from Brinker. As a result of this action we recorded a lease liability of approximately $0.4 million. We will continue to assess the financial viability of this brand based on available information to evaluate the possibility that additional losses may occur. We have not been informed of any other lease defaults. No other liabilities have been recorded as of March 29, 2017.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 29, 2017, we had $26.9 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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

12. SUBSEQUENT EVENTS
On March 30, 2017, an additional $40.0 million was drawn from the revolving credit facility.

13. EFFECT OF NEW ACCOUNTING STANDARDS

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. The update will be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or debt covenants.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018.  Adoption of the new guidance will require recognition of excess tax benefits and tax deficiencies in the consolidated statements of comprehensive income on a prospective basis, with a cumulative effect adjustment to retained earnings for any prior year excess tax benefits or tax deficiencies not previously recorded. In addition, this guidance will require reclassification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows. We expect to apply this change on a retrospective basis. The adoption of the provisions related to excess tax benefits and tax deficiencies could have a material impact on our consolidated financial statements depending on the changes in fair value of our share-based payment awards. We expect that adoption of the remaining provisions in the update noted above will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $639 million at the end of fiscal 2016. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016	March 29, 2017	March 23, 2016
Revenues:
Company sales	97.5%	97.6%	97.3%	97.3%
Franchise and other revenues	2.5%	2.4%	2.7%	2.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	25.5%	26.7%	25.8%	26.7%
Restaurant labor (1)	33.1%	32.6%	33.4%	32.7%
Restaurant expenses (1)	24.4%	23.3%	25.6%	24.5%
Company restaurant expenses (1)	83.0%	82.6%	84.8%	83.9%
Depreciation and amortization	4.9%	4.7%	5.0%	4.9%
General and administrative	4.4%	3.7%	4.4%	4.0%
Other gains and charges	0.8%	0.5%	0.6%	0.2%
Total operating costs and expenses	91.0%	89.5%	92.5%	90.8%
Operating income	9.0%	10.5%	7.5%	9.2%
Interest expense	1.7%	1.0%	1.5%	1.0%
Other, net	(0.1)%	0.0%	0.0%	0.0%
Income before provision for income taxes	7.4%	9.5%	6.0%	8.2%
Provision for income taxes	2.2%	2.5%	1.7%	2.4%
Net income	5.2%	7.0%	4.3%	5.8%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the respective third quarter and year-to-date periods, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2017:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017
Company-owned restaurants:
Chili's domestic	1	0	4	8	934	933	6-7
Chili's international	0	0	1	0	14	13	1
Maggiano's	0	0	2	2	52	51	2
Total company-owned	1	0	7	10	1,000	997	9-10
Franchise restaurants:
Chili's domestic	3	4	5	7	316	325	5-8
Chili's international	4	7	16	24	344	325	31-33
Total franchise	7	11	21	31	660	650	36-41
Total restaurants:
Chili's domestic	4	4	9	15	1,250	1,258	11-15
Chili's international	4	7	17	24	358	338	32-34
Maggiano's	0	0	2	2	52	51	2
Grand total	8	11	28	41	1,660	1,647	45-51
At March 29, 2017, we owned the land and buildings for 190 of the 1,000 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $99.9 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended March 29, 2017 and March 23, 2016, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At March 29, 2017, we owned, operated, or franchised 1,660 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge this year with increasing competition and heavy discounting in the casual dining industry. Lower oil prices have continued to negatively impact sales in our markets with oil dependent economies. We also believe that casual dining traffic was negatively impacted by lower retail traffic in general, including during the December holiday season. U.S. economic growth has been steady in recent years, but wage growth has been slow comparative to the post-recession economic recovery. This wage pressure and increased costs for healthcare has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home as the decline in grocery costs relative to casual dining prices allows consumers to save money. Consumers are also taking advantage of discounted fast food options which has placed additional pressure on the casual dining sector. Overall, the industry has been softer than we anticipated this year. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth. During the quarter, we completed a reorganization of the Chili's restaurant operations team and certain departments at the corporate headquarters to better align staffing with our current strategy. We anticipate that this reorganization will result in pre-tax savings of over $5 million in fiscal 2017 and approximately $12 million on an annualized basis.
We continually evaluate our processes and menu at Chili's to identify opportunities where we can improve our service quality and food. We are making a commitment to simplify our menu and back of house complexity by reducing the number of menu items. We believe this initiative will improve kitchen efficiency and result in meals being delivered hotter and faster to our guests. During the third quarter we upgraded the quality of our chicken crispers to an all-natural chicken and added new flavors such as buffalo blue cheese and honey chipotle chicken and waffles. We also implemented a new "smash" burger cooking procedure across our burger platform that produces a juicier product and cuts the cooking time nearly in half. We believe that guests are responding favorably to the new products. We continue to be pleased with the guest preference results from the smokehouse platform added to the menu last quarter, which features jalapeño cheese sausage, bone-in chicken and our signature baby-back ribs. Our new line of craft beers fully launched last quarter, featuring regional and national favorites and our Presidente margarita on tap.
    We remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. We offered a promotional "3 for Me™" platform in January that allowed guests to combine a salad and mini molten dessert with their choice of fajitas, burgers, smoked chicken or ribs for just $10.00. We will continue to seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic.
The Chili’s brand has leveraged technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. We have launched a new online ordering system that expands our current capabilities and gives our guests greater control of their to-go experience. Our upgraded Chili’s mobile app provides the capability for digital curbside service where guests can order, pay and notify us of their arrival all through the app. We have leveraged our tabletop technology to launch our partnership with Plenti this year, a consumer rewards program comprised of a coalition of major national brands. The My Chili’s Rewards and Plenti program will be a significant part of our marketing strategy and we believe it will allow us to drive sales and profits by creating more relevant and customized incentives for our guests.

We believe that improvements at Chili's will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened two restaurants this year based on our new prototype, which includes a flexible dining area that may be used for banquets or opened up for general seating. This new prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. We introduced a new menu at Maggiano’s in the third quarter that includes the addition of Saturday and Sunday brunch, and we believe guests are responding favorably to the new menu and brunch offering. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage. We plan to continue to strengthen the brand’s business model with kitchen efficiency and inventory controls that we believe will continue to enhance profitability.
Our global Chili's business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees opened four new restaurants this quarter with plans to open 31-33 new restaurants this year.

REVENUES
Total revenues for the third quarter of fiscal 2017 decreased to $810.6 million, a 1.7% decrease from the $824.6 million generated for the same quarter of fiscal 2016 driven by a 1.8% decrease in company sales. Total revenues for the thirty-nine week period ended March 29, 2017 were $2,340.2 million, a 1.5% decrease from the $2,375.8 million generated for the same period in fiscal 2016 driven by a 1.5% decrease in company sales. The decrease in company sales for the third quarter and year-to-date periods was driven by a decline in comparable restaurant sales, partially offset by a slight increase in restaurant capacity (see table below).

	Thirteen Week Period Ended March 29, 2017
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.2)%	2.8%	1.1%	(6.1)%	0.3%
Chili’s	(2.3)%	2.9%	1.0%	(6.2)%	0.2%
Maggiano’s	(1.6)%	2.4%	1.4%	(5.4)%	2.0%
Chili's Franchise (3)	(2.5)%
U.S.	0.3%
International	(7.1)%
Chili's Domestic (4)	(1.7)%
System-wide (5)	(2.3)%

	Thirteen Week Period Ended March 23, 2016
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(3.6)%	1.2%	(0.5)%	(4.3)%	12.3%
Chili’s	(4.1)%	1.1%	(0.3)%	(4.9)%	12.8%
Maggiano’s	0.2%	1.5%	(2.4)%	1.1%	4.1%
Chili's Franchise (3)	(1.7)%
U.S.	(2.2)%
International	(0.7)%
Chili's Domestic (4)	(3.6)%
System-wide (5)	(3.1)%

	Thirty-Nine Week Period Ended March 29, 2017
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.2)%	2.1%	1.0%	(5.3)%	0.5%
Chili’s	(2.3)%	2.0%	1.3%	(5.6)%	0.3%
Maggiano’s	(1.0)%	2.4%	(0.2)%	(3.2)%	3.0%
Chili's Franchise (3)	(2.2)%
U.S.	(1.4)%
International	(3.5)%
Chili's Domestic (4)	(2.1)%
System-wide (5)	(2.2)%

	Thirty-Nine Week Period Ended March 23, 2016
	Comparable Sales (1)	Price Increase	Mix Shift (2)	Traffic	Capacity
Company-owned	(2.7)%	1.1%	(0.5)%	(3.3)%	12.3%
Chili’s	(2.9)%	1.0%	(0.4)%	(3.5)%	12.8%
Maggiano’s	(1.1)%	2.1%	(1.4)%	(1.8)%	3.4%
Chili's Franchise (3)	0.4%
U.S.	(0.6)%
International	2.2%
Chili's Domestic (4)	(1.7)%
System-wide (5)	(1.8)%

(1)	Comparable restaurant sales includes all restaurants that have been in operation for more than 18 months.

(2)	Mix shift is calculated as the year-over-year percentage change in company sales resulting from the change in menu items ordered by guests.

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

Chili’s company sales decreased 2.0% to $689.6 million in the third quarter of fiscal 2017 from $703.5 million in the third quarter of fiscal 2016. For the year-to-date period, Chili's company sales decreased 1.9% to $1,970.4 million in fiscal 2017 from $2,007.6 million in fiscal 2016. The decreases were primarily due to a decline in comparable restaurant sales, partially offset by a slight increase in restaurant capacity. Chili's comparable restaurant sales decreased 2.3% for the third quarter and year-to-date periods of fiscal 2017, respectively, compared to the prior year periods. Company-owned restaurant capacity for Chili's increased 0.2% and 0.3% for the third quarter and year-to-date periods of fiscal 2017, respectively (as measured by sales weeks) compared to the prior year periods due to two net restaurant openings since the third quarter of fiscal 2016.
Maggiano’s company sales decreased 0.6% to $101.0 million in the third quarter of fiscal 2017 from $101.6 million in the third quarter of fiscal 2016. The decrease was primarily driven by a decline in comparable restaurant sales, partially offset by an increase in restaurant capacity. Maggiano's comparable restaurant sales decreased 1.6% for the third quarter of fiscal 2017 compared to the prior year period. Restaurant capacity for Maggiano's increased 2.0% for the third quarter of fiscal 2017 (as measured by sales weeks) compared to the prior year period due to one net restaurant opening since the third quarter of fiscal 2016. For the year-to-date period, Maggiano’s company sales increased 0.9% to $306.3 million in fiscal 2017 from $303.7 million in fiscal 2016. The increase was primarily driven by increased restaurant capacity, partially offset by a decline in comparable restaurant sales. Maggiano's capacity increased 3.0% for the year-to-date period of fiscal 2017 (as measured by sales weeks) compared to the prior year period due to one net restaurant opening since the third quarter of fiscal 2016. Comparable restaurant sales decreased 1.0% for the year-to-date period of fiscal 2017 compared to the prior year periods.

Franchise and other revenues increased 2.6% to $20.0 million in the third quarter of fiscal 2017 compared to $19.5 million in the third quarter of fiscal 2016 primarily driven by an increase in gift card related revenues, partially offset by a decrease in international franchise royalty revenues. For the year-to-date period, franchise and other revenues decreased 1.7% to $63.4 million in fiscal 2017 from $64.5 million in fiscal 2016 primarily driven by a decrease in royalty revenues due to a decline in domestic and international franchise comparable restaurant sales, partially offset by an increase in digital entertainment revenue. Our franchisees generated approximately $336 million and $990 million in sales for the third quarter and year-to-date periods of fiscal 2017, respectively.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, decreased to 25.5% for the third quarter and to 25.8% for the year-to-date period of fiscal 2017 from 26.7% for the respective prior year periods. Cost of sales, as a percent of company sales, was positively impacted by increased menu pricing and favorable commodity pricing primarily related to beef and poultry, partially offset by unfavorable menu item mix.
Restaurant labor, as a percent of company sales, increased to 33.1% for the third quarter and 33.4% for the year-to-date period of fiscal 2017 from 32.6% and 32.7% for the respective prior year periods primarily due to increased wage rates and sales deleverage.
Restaurant expenses, as a percent of company sales, increased to 24.4% for the third quarter and 25.6% for the year-to-date period of fiscal 2017 from 23.3% and 24.5% for the respective prior year periods primarily due to sales deleverage, higher advertising and marketing related expenses and increased workers' compensation insurance expenses.
Depreciation and amortization expense increased $0.3 million and $0.2 million for the third quarter and year-to-date periods compared to the respective prior year periods due to depreciation on asset replacements and new restaurant openings, partially offset by an increase in fully depreciated assets and restaurant closures.
General and administrative expense increased approximately $5.8 million for the third quarter and $6.8 million for the year-to-date period of fiscal 2017 compared to the respective prior year periods primarily due to higher performance-based compensation, consulting fees and stock-based compensation.
During the third quarter of fiscal 2017, other gains and charges were $6.6 million. We incurred $5.9 million in severance and other benefits related to organizational changes to better align our staffing with the current management strategy and resource needs. Additionally, we recorded restaurant closure charges of $0.8 million primarily related to additional lease and other costs associated with closed restaurants. During the first six months of fiscal 2017, other gains and charges were $7.4 million. We recorded $2.7 million of professional fees and severance associated with the information technology restructuring and restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the first quarter. Furthermore, restaurant impairment charges of $1.9 million were recorded related to the long-lived assets and reacquired franchise rights of six underperforming Chili's restaurants which will continue to operate. These charges are partially offset by a $2.6 million gain on the sale of property.
In the third quarter of fiscal 2016, other gains and charges were $3.9 million. We recorded impairment charges of $3.4 million related to two underperforming restaurants identified for closure by management and $1.0 million related to a cost method investment. These charges were partially offset by a $1.1 million gain on the sale of property. During the first six months of fiscal 2016, other gains and charges were $1.6 million. We incurred $2.4 million in severance and other benefits related to organizational changes and $1.2 million to reserve for royalties, rents and other outstanding amounts related to a bankrupt franchisee. Additionally, we recorded $0.7 million of transaction costs related to the acquisition of Pepper Dining and impairment charges of $0.5 million primarily related to a capital lease asset that is subleased to a franchisee and an undeveloped parcel of land that we own for the excess of the carrying amounts over the fair values. We were a plaintiff in a class action lawsuit against US Foods styled as In re U.S. Foodservice, Inc. Pricing Litigation. A settlement agreement was fully executed by all parties in September 2015 and we received approximately $2.0 million during the second quarter of fiscal 2016 in settlement of this litigation. Furthermore, we recorded a $1.8 million gain on the sale of several properties.
Interest expense increased approximately $5.3 million for the third quarter and $12.0 million for the year-to-date period of fiscal 2017 compared to the respective prior year periods primarily due to higher average borrowing balances.

SEGMENT RESULTS
Chili's operating income, as a percent of total revenues, was 13.4% for the third quarter and 11.1% for the year-to-date period of fiscal 2017 compared to 14.6% and 12.8% for the respective prior year periods. The decreases were primarily driven by sales deleverage, higher restaurant labor wage rates and higher advertising and marketing related expenses, partially offset by increased menu pricing and favorable commodity pricing. The decrease in Chili's operating income was also due to costs incurred for severance and other benefits related to organizational changes and restaurant closure charges.
Maggiano's operating income, as a percent of total revenues, was 9.1% for the third quarter and 10.1% for the year-to-date period of fiscal 2017 compared to 6.4% and 9.2% for the respective prior year periods of fiscal 2016. The increases were primarily due to favorable commodity pricing and increased menu pricing, partially offset by higher restaurant labor wage rates, workers' compensation insurance, advertising expenses and unfavorable menu item mix. The increase in Maggiano's operating income was also due to an impairment charge in fiscal 2016 for an underperforming restaurant.
INCOME TAXES
The effective income tax rate increased to 28.9% for the third quarter of fiscal 2017 compared to 26.4% in the prior year period due to the prior year benefit associated with the resolution of certain tax positions, partially offset by lower profits. The effective income tax rate decreased to 28.8% for the year-to-date period of fiscal 2017 compared to 29.1% in the prior year comparable period primarily due to lower profits and the impacts of tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities
During the first nine months of fiscal 2017, net cash provided by operating activities was $243.6 million compared to $299.6 million in the prior year. Cash flow from operations decreased due to the timing of tax payments and decreased earnings in the current year, partially offset by an increase due to the timing of payments related to payroll and performance-based compensation liabilities in addition to the prior year impact of the acquisition of Pepper Dining. Fiscal 2016 cash from operations was negatively impacted by the settlement of liabilities assumed as part of the acquisition.

Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(79,730)	$(76,090)
Proceeds from sale of assets	3,077	4,256
Payment for business acquisition, net of cash acquired	0	(105,577)
	$(76,653)	$(177,411)
Capital expenditures increased to approximately $79.7 million for the first nine months of fiscal 2017 compared to $76.1 million for the prior year primarily due to the purchase of new beer taps for the new line of craft beers at Chili's, partially offset by a decrease in Chili's new restaurant construction.
On June 25, 2015, we completed the acquisition of Pepper Dining, a franchisee of 103 Chili's Grill & Bar restaurants, for $105.6 million.

Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended
	March 29, 2017	March 23, 2016
Net cash used in financing activities (in thousands):
Proceeds from issuance of long-term debt	$350,000	$0
Purchases of treasury stock	(350,768)	(266,157)
Payments on revolving credit facility	(328,000)	(50,000)
Borrowings on revolving credit facility	200,000	256,500
Payments of dividends	(54,087)	(56,192)
Payments for debt issuance costs	(10,216)	0
Proceeds from issuances of treasury stock	4,505	4,725
Payments on long-term debt	(2,847)	(2,547)
Excess tax benefits from stock-based compensation	2,041	5,365
	$(189,372)	$(108,306)
Net cash used in financing activities for the first nine months of fiscal 2017 increased to $189.4 million from $108.3 million in the prior year primarily due to net payment activity on the revolver, increases in spending on share repurchases and payment of debt issuance costs, partially offset by proceeds from the issuance of long-term debt.
In September 2016, we entered into a $300.0 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). The ASR Agreement settled in January 2017. Pursuant to the terms of the ASR Agreement, we paid BofA $300.0 million in cash and received 5.9 million shares of our common stock. We also repurchased approximately 1.0 million additional shares of common stock for a total of 6.9 million shares during the first three quarters of fiscal 2017 for $350.8 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
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
On September 13, 2016, we amended the revolving credit agreement to increase the borrowing capacity from $750 million to $1 billion. We capitalized debt issuance costs of $4.0 million associated with the amendment of the revolving credit facility which is included in other assets in the consolidated balance sheet as of March 29, 2017. During the three quarters of fiscal 2017, net payments of $128.0 million were made on the revolving credit facility.
Under the amended $1 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.36%. One month LIBOR at March 29, 2017 was approximately 0.98%. As of March 29, 2017, $597.7 million of credit is available under the revolving credit facility. As of March 29, 2017, we were in compliance with all financial debt covenants.
As of March 29, 2017, our credit rating by Fitch Ratings ("Fitch") and Standard and Poor’s (“S&P”) was BB+ and our Corporate Family Rating by Moody's was Ba1, all with a stable outlook. In August 2016, Fitch downgraded Brinker from BBB- to BB+ with a stable outlook and in September confirmed the rating. In September 2016, S&P downgraded Brinker's corporate credit rating from BBB- to BB+ with a stable outlook and Moody's downgraded Brinker's Corporate Family Rating from Baa3 to Ba1 with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
We paid dividends of $54.1 million to common stock shareholders in the first three quarters of fiscal 2017 compared to $56.2 million in dividends paid in the same period of fiscal 2016. Additionally, our Board of Directors approved a 6.25% increase in the quarterly dividend from $0.32 to $0.34 per share effective with the dividend declared in August 2016. We also declared a quarterly dividend of $16.6 million in February 2017 which was paid subsequent to the end of the quarter on March 30, 2017. We will continue to target a 40 percent dividend payout ratio to provide additional return to shareholders through dividend payments.
In August 2016, our Board of Directors authorized a $150.0 million increase to our existing share repurchase program resulting in total authorizations of $4.3 billion. As of March 29, 2017, approximately $135.8 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
During the first nine months of fiscal 2017, approximately 176,000 stock options were exercised resulting in cash proceeds of $4.5 million. We received an excess tax benefit from stock-based compensation of approximately $1.5 million, net of a $0.5 million tax deficiency, during the first nine months of fiscal 2017, primarily as a result of the normally scheduled vesting and distribution of restricted stock grants and performance shares and stock option exercises. The excess tax benefit from stock-based compensation represents the additional income tax benefit received resulting from the increase in the fair value of awards from the time of grant to the exercise date.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. The update will be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or debt covenants.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018.  Adoption of the new guidance will require recognition of excess tax benefits and tax deficiencies in the consolidated statements of comprehensive income on a prospective basis, with a cumulative effect adjustment to retained earnings for any prior year excess tax benefits or tax deficiencies not previously recorded. In addition, this guidance will require reclassification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows. We expect to apply this change on a retrospective basis. The adoption of the provisions related to excess tax benefits and tax deficiencies could have a material impact on our consolidated financial statements depending on the changes in fair value of our share-based payment awards. We expect that adoption of the remaining provisions in the update noted above will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $639 million at the end of fiscal 2016. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 29, 2016.
Item 4. CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during our third quarter ended March 29, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties, and investing in our securities involves a degree of risk. We have identified certain factors in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2016 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives. In any such event, the trading price of our securities could decline, and you could lose all or part of your investment. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2017 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
December 29, 2016 through February 1, 2017	852,114	$50.86	845,513	$135,800
February 2, 2017 through March 1, 2017	9,661	$46.51	—	$135,800
March 2, 2017 through March 29, 2017	—	$—	—	$135,800
	861,775	$50.81	845,513

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2017, 16,262 shares were tendered by team members at an average price of $47.61.

(b)
In September 2016, we entered into a $300 million accelerated share repurchase agreement ("ASR Agreement") with Bank of America, N.A. (“BofA”). Pursuant to the terms of the ASR Agreement, we paid BofA $300 million in cash, which immediately reduced the remaining amount available under our share repurchase program, and received an initial delivery of approximately 4.6 million shares of common stock. Final settlement of the ASR Agreement occurred in January 2017, resulting in a total of 5.9 million shares received. The final average price paid per share for shares received pursuant to the ASR Agreement was $50.87.

Item 5. OTHER INFORMATION
On May 3, 2017, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved a Severance and Change in Control Agreement for the Company’s Chief Executive Officer (“CEO”), an Executive Severance Benefits Plan and Summary Plan Description and a form Change in Control Severance Agreement for eligible executive employees of the Company other than the CEO.
The Severance and Change in Control Agreement for the CEO of the Company provides for severance payments to the CEO as described in this paragraph. In the event of a termination without Cause (as defined in the agreement), the CEO will be entitled to receive a payment equal to the sum of: (i) twenty-four months of the CEO’s then current base salary, and (ii) an amount equal to the CEO’s target bonus for the year of termination under the applicable Company profit sharing plan, both payable within sixty days of the CEO’s termination. In the event that within two years following a Change in Control (as defined in the agreement) the CEO is terminated without Cause or resigns for Good Reason (as defined in the agreement), the CEO will be entitled to receive a payment equal to the sum of: (i) thirty-six months of the CEO’s then current base salary, and (ii) an amount equal to the CEO’s target bonus for the year of termination under the applicable Company profit sharing plan, both payable within sixty days of the CEO’s termination. In the event of any termination or resignation described in this paragraph, the treatment of the CEO’s outstanding equity awards upon termination or resignation shall be determined in accordance with the applicable equity plan documents. The payments set forth in this paragraph are conditioned on the CEO abiding by certain restrictive covenants and executing a separation agreement and release in a form satisfactory to the Company. The foregoing is only a summary and it is qualified in its entirety by the specific terms of the Severance and Change in Control Agreement attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.
The Executive Severance Benefits Plan and Summary Plan Description and the form Change in Control Severance Agreement provide certain benefits to named executive officers (each, an “NEO”) and other executive officers of the Company (“Executives”) if they (i) are at the level of Senior Vice President or higher and are part of the senior leadership team of the Company (other than the CEO), (ii) have entered into a change in control severance agreement with the Company and (iii) are designated by the Committee to participate in the plan. In the event of a termination without Cause (as defined in the plan), the NEO or Executive will be entitled to receive a payment equal to the sum of: (i) eighteen months of the NEO’s then current base salary or twelve months of the Executive’s then current base salary, respectively, payable within sixty days of the NEO or Executive’s termination, and (ii) an amount equal to the annual bonus for the year of termination that the NEO or Executive would have been eligible to earn under the applicable Company profit sharing plan based on the actual Company performance if the NEO or Executive had remained employed, payable in a lump sum in the year following termination, but in no event later than March 15th of such year. In the event that within two years following a Change in Control (as defined in the agreement) the NEO or Executive is terminated without Cause or resigns for Good Reason (as defined in the agreement), the NEO or Executive will be entitled to receive a payment equal to the sum of: (i) twenty-four months of the NEO’s then current base salary or twelve months of the Executive’s then current base salary, respectively, and (ii) an amount equal to the NEO or Executive’s target bonus for the year of termination under the applicable Company profit sharing plan, both payable within sixty days of the NEO or Executive’s termination. In the event of any termination or resignation described in this paragraph, the treatment of the NEO or Executive’s outstanding equity awards upon termination or resignation shall be determined in accordance with the applicable equity plan documents. The payments set forth in this paragraph are conditioned on the NEO or Executive abiding by certain restrictive covenants and executing a separation agreement and release in a form satisfactory to the Company. The foregoing is only a summary and it is qualified in its entirety by the specific terms of the Executive Severance Benefits Plan and Summary Plan Description and form Change in Control Severance Agreement attached as Exhibit 10.2 and Exhibit 10.3 to this Form 10-Q, respectively, and each incorporated herein by reference. A form of Change in Control Severance Agreement for Executives (other than NEOs) that incorporates the foregoing terms for such Executives was approved by the Committee but is not attached as an Exhibit to this 10-Q.
On May 3, 2017, the Committee also approved a form of Retention Stock Award for the granting of restricted stock units to named executive officers and other executives of the Company for the purpose of retaining their employment with the Company.  The Retention Stock Award is attached as Exhibit 10.4 to this Form 10-Q.

Item 6. EXHIBITS

10.1	Severance and Change in Control Agreement

10.2	Executive Severance Benefits Plan and Summary Plan Description

10.3	Change in Control Severance Agreement

10.4	Retention Stock Award

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Joe Taylor, Interim Chief Financial Officer, Treasurer and Vice President of Investor Relations of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)
Certification by Joe Taylor, Interim Chief Financial Officer, Treasurer and Vice President of Investor Relations of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BRINKER INTERNATIONAL, INC.

Date: May 5, 2017	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Joe Taylor
Joe Taylor
Interim Chief Financial Officer, Treasurer and
Vice President of Investor Relations
(Principal Financial Officer)