Form 10-K
period 2017-06-28
BRINKER INTERNATIONAL INC
filed 2017-08-28
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2017	Commission File No. 1-10275
____________________________________________________________________
BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(972) 980-9917
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.10 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," " smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,411,056,503.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $0.10 par value	48,454,974 shares

INTRODUCTION

Documents Incorporated by Reference

We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 28, 2017 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 16, 2017, to be dated on or about September 27, 2017, into Part III hereof, to the extent indicated herein.

Forward-Looking Statements

Information and statements contained in this Form 10-K, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. These risks and uncertainties are, in many instances, beyond our control. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risk and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties.
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
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the Bar & Grill category of casual dining, has been operating restaurants for over 40 years. Chili’s enjoys a global presence with locations in 31 countries and two U.S. territories. Whether domestic or international, company-owned or franchised, Chili’s and its more than 100,000 team members are dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make people feel special. Historically, Chili’s menu has featured bold, kicked-up American favorites, and in recent years we have expanded our menu to include more Fresh Mex and Fresh Tex offerings. However, casual dining traffic has softened, and we believe the next generation of American consumers demand more quality and focused expertise in their restaurant offerings. We are reinvesting in the core menu platforms that first established Chili’s reputation more than 40 years ago. These include burgers, ribs and fajitas, as well as our famous margaritas. We are reinvesting in each of these platforms for a new generation of guests. We believe our focused menu will allow Chili’s to differentiate our food from other restaurants.
We also believe that guests are evolving not only their standards of quality but also their expectations of convenience. Chili’s to-go menu is available on-line, by calling the restaurant, or through our new mobile app, and in the spring of 2017, we began offering “call ahead carryout” through an app in all our company-owned restaurants. In recent years, we also pioneered the use of tabletop devices inside the restaurants, which allow guests to order and re-order menu items, enjoy entertainment and assert more control over their dining experience by paying through the tabletop device when they choose.
During the fiscal year ended June 28, 2017, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $18.99. The average revenue per meal, including alcoholic beverages, was approximately $15.26 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 85.9% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.1%. Our average annual sales volume per company-owned Chili’s restaurant during this same year was $2.9 million.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. The exterior of each Maggiano’s restaurant varies to reflect local architecture; however, the interior of all locations transport our guests back to a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities designed to host large party business or social events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers and entrées with bountiful portions of pasta, chicken, seafood, veal, prime steaks and desserts. In February 2017, we also began offering weekend brunch. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of handcrafted classic cocktails and premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.
During the fiscal year ended June 28, 2017, entrée selections ranged in menu price from $13.95 to $47.95. The average revenue per meal, including alcoholic beverages, was approximately $27.89 per person. During this same year, food and non-alcoholic beverage sales constituted approximately 84.4% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 15.6%. Sales from events at our banquet facilities made up 18.1% of Maggiano's total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during this same year was $8.3 million.
Business Strategy
We are committed to strategies and initiatives that we believe are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. Lower oil prices have continued to negatively impact sales in our markets with oil dependent economies. We also believe that casual dining traffic was negatively impacted by lower retail traffic in general, including during the December, 2016 holiday season. U.S. economic growth has been steady in recent years, but wage growth has been slow comparative to the post-recession economic recovery. This wage pressure and increased costs for healthcare has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home as the decline in grocery costs relative to casual dining prices allows consumers to save money. Consumers are also taking advantage of discounted fast food options which has placed additional pressure on the casual dining sector. Overall, the industry was softer than we anticipated this year. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth. During the third quarter of fiscal year 2017, we completed a reorganization of the Chili's restaurant operations team and certain departments at the corporate headquarters to better align staffing with our current strategies. This reorganization resulted in pre-tax savings of over $5 million in fiscal year 2017. We anticipate pre-tax savings of approximately $12 million on an annualized basis.
We regularly evaluate our processes and menu at Chili's to identify opportunities where we can improve our service quality and food. We made a commitment to simplify our menu and back of house complexity by reducing the number of menu items. We believe this initiative will improve kitchen efficiency and result in meals being delivered hotter and faster to our guests. During fiscal year 2017, we upgraded the quality of our chicken crispers to an all-natural chicken and added new flavors such as buffalo bleu cheese crispers and honey chipotle chicken and waffles. We also implemented a new "smash" burger cooking procedure across our burger platform that produces a juicier product and cuts the cooking time nearly in half. We believe that guests are responding favorably to the new products. We were also pleased with the guest preference results from the smokehouse platform added to the menu in fiscal year 2017, which features jalapeño cheese sausage, bone-in chicken and our signature baby-back ribs. Additionally, we launched our new line of craft beers in fiscal year 2017 featuring regional and national favorites and our Presidente Margarita on tap.
We remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. We offered a promotional "3 for Me™" platform in January 2017 that allowed guests to combine a salad and mini molten dessert with their choice of fajitas, burgers, smoked chicken or ribs for just $10.00. We will continue to seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic.
The Chili’s brand has leveraged technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. We have launched a new online ordering system that expands our current capabilities and gives our guests greater control of their to-go experience. Our upgraded Chili’s mobile app provides the capability for digital curbside service where guests can order, pay and notify us of their arrival all through the app. We have leveraged our tabletop technology to power our loyalty programs and anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward. We believe guest loyalty programs allow us to drive sales by creating more relevant and customized incentives for our guests.
We believe that improvements at Chili's will have the most significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened two restaurants in fiscal year 2017 based on our new prototype, which includes a flexible dining area that may be used for banquets or opened up for general seating. This new prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. We introduced a new menu at Maggiano’s in the third quarter of fiscal year 2017 that includes the addition of Saturday and Sunday brunch, and we believe guests are responding favorably to the new menu and brunch offering. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage.
Our global Chili's business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees opened 30 new restaurants in fiscal year 2017.
Company Development
Over the past fiscal year we continued the expansion of our restaurant brands domestically through a select number of new company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a newer smaller prototype building that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
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
The following table illustrates the system-wide restaurants opened in fiscal year 2017 and the projected openings in fiscal 2018:

	Fiscal 2017 Openings	Fiscal 2018 Projected Openings
Chili’s domestic:
Company-owned	7	5-6
Franchise	6	6-8
Maggiano’s:
Company-owned	2	1
Chili's international:
Company-owned	1	0
Franchise	30	38-43
Total	46	50-58
We periodically re-evaluate company-owned restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed eight company-owned restaurants in fiscal year 2017 that were generally performing below our standards or were near or at the expiration of their lease terms. If local market conditions warrant, we also opportunistically evaluate company-owned restaurants to determine if relocation to a proximate, more desirable site will strengthen our presence in those trade areas or markets. We relocated one company-owned restaurant in fiscal year 2017. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
In addition to our development of company-owned restaurants, our restaurant brands pursue expansion through our franchisees and joint venture partners.
As part of our strategy to expand through our franchisees, our franchise operated locations increased in fiscal year 2017. The following table illustrates the percentages of franchise operations as of June 28, 2017 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	24%	96%	40%
Chili’s	25%	96%	41%
Maggiano’s	—%	—%	—%
____________________________________________________________________

(1)	The percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)
The percentages in this column are based on number of international franchised restaurants versus total international restaurants. Restaurants operated by our Mexican joint venture are included as international franchised restaurants.

(3)	The percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
International
We continue our international growth through development agreements with new and existing franchisees and joint venture partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 28, 2017, we had 24 total development arrangements. During fiscal year 2017, our international franchisees and joint venture partners opened 30 Chili’s restaurants. We entered into new development agreements with new and existing franchisees for development in Mexico, Peru and Vietnam.
As we develop Chili’s internationally, we will selectively pursue expansion through various means, including franchising, joint ventures and acquisitions. Our international agreements provide the vehicle for payment of development fees and initial franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises who demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic
We remain committed to also growing our number of domestic franchised restaurants. We plan to accomplish this through existing, new or renewed development and franchise agreements with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). As of June 28, 2017, four domestic development arrangements existed. Similar to our international agreements, a typical domestic agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
During the year ended June 28, 2017, our domestic franchisees opened six Chili's restaurants.
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
We ensure consistent quality standards in our brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two to three months for restaurant management trainees, as well as special training for high-potential managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of food products, we require our suppliers to adhere to our supplier code of conduct, which sets forth our expectation on business integrity, food safety and food ingredients, animal welfare and sustainability. Due to the relatively rapid turnover of perishable food products, inventories in the restaurants, which consist primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees and joint venture operations may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
As a “polished casual” restaurant, with just more than 50 locations, Maggiano’s primarily targets affluent baby boomers who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies primarily on direct marketing, social media and word of mouth to advertise to new guests. As a large, nationally penetrated bar and grill brand, Chili’s appeals to a broader population. More than 50 million Americans visit Chili’s every three months, ranging across all income and ethnic groups. As casual-dining traffic has softened in recent years, we have worked hard to be more precise in defining the Chili’s guest target. Today our primary focus for developing menu innovation and targeting our TV and digital advertising are the Generation X and young millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead.
Our franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions, in conjunction with company funds, for the purpose of retaining advertising agencies, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising is required to be approved by us.
Team Members
As of June 28, 2017, we employed 57,906 team members, of which 581 were restaurant support center personnel in Dallas, and 4,416 were restaurant regional and area directors, managers, or trainees. The remaining 52,909 were employed in non-management restaurant positions. Our executive officers have an average of 23 years of experience in the restaurant industry.
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
Trademarks
We have registered or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Southwest Grill & Bar”, “Chili’s Too”, “Maggiano’s”, and “Maggiano’s Little Italy”, as trademarks with the United States Patent and Trademark Office.

Available Information
We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. You may also view and copy such reports at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS.
We wish to caution you that our business, financial condition and results of operations are subject to a number of risks and uncertainties. The risk factors listed below could cause actual results to differ materially from our historical results or from those projected in forward-looking statements contained in this report, our other filings with the SEC, our news releases, or our other verbal or written communications. Additional risks and uncertainties that are currently not known or believed by us to be immaterial may also have a material negative impact on our business, financial condition and results of operations. In any such event, the trading price of our securities could decline and you could lose all or part of your investment.
Competition may adversely affect our operations and financial results.
The restaurant business is highly competitive as to price, service, restaurant location, nutritional and dietary trends and food quality and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than ours. The casual dining segment of the restaurant industry has not seen any significant growth in customer traffic in recent years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. Our restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting among offers. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict. If we are unable to compete effectively, we may lose customer traffic and our gross sales and profitability may decline.
Changes in consumer preferences may decrease demand for food at our restaurants.
Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The foodservice industry as a whole depends on consumer preferences and demographic trends at the local, regional, national and international levels, including the impact on consumer eating habits of new information regarding diet, nutrition, health and health insurance. Changes in nutritional or health insurance guidelines issued by federal or local government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, academic studies, or advocacy organizations, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-owned restaurants and the payments we receive from franchisees.
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

Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a material negative effect on our financial performance.
The restaurant industry is dependent upon consumer discretionary spending, which may be negatively affected by global and domestic economic conditions, such as: slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, and changes in government and central bank monetary policies. If economic conditions negatively affect consumer incomes, then discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, sales deleverage, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures. There is no assurance that any governmental plan to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, consumer incomes or consumer spending.
Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.
Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, customer complaints, litigation, illness or health concerns or other issues stemming from one or a limited number of restaurants, regardless of whether such events have a factual basis. In particular, since we depend heavily on the Chili’s brand for a majority of our revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on our business, financial condition and results of operations. The speed at which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the capabilities of the internet. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic which could materially impact our financial performance.
Employment and labor laws and regulations may increase the cost of labor for our restaurants.
We are subject to various federal, state and local employment and labor laws and regulations that govern employment and labor matters, including, employment discrimination, minimum wages, work scheduling, overtime, tip credits, tax reporting, working conditions, safety standards, family leave and immigration status. Compliance with these laws and regulations can be costly, and a failure or perceived failure to comply with these laws could result in negative publicity or litigation. Many states and localities are contemplating increases to their minimum wage and tip credit wage, and such increases can have a significant impact on our labor costs. In addition, new employment or labor laws may mandate additional benefits for employees or impose additional obligations that may adversely impact the costs of labor, the availability of labor and our business operations. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.
Governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.
We are subject to extensive federal, state, local and international laws and regulations, which vary from jurisdiction to jurisdiction and which increase our exposure to litigation and governmental proceedings. Among other laws and regulations, we are subject to laws and regulations relating to nutritional content and menu labeling, including the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus by May 2018. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in guest behavior resulting from implementation of these laws.
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

We are subject to federal and state laws and regulations which govern the offer and sale of franchises and which may supersede the terms of franchise agreements between us and our franchisees. Failure to comply with such laws and regulations or to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Due to our international franchising, we are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees and joint venture partners. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, drought and hurricanes; the inability of our suppliers to obtain credit in a tight credit market; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply-chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.
Successful strategic transactions are important to our future growth and profitability.
We evaluate and may pursue opportunities for growth through new and existing franchise partners, joint venture investments, acquisition of restaurant concepts, expansion of our brands to other retail opportunities, and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various inherent risks, including, without limitation:

•	inaccurate assessment of the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of such strategic initiatives;
•	damaging our reputation if the strategic initiatives result in products or services that are not of the same quality that our customers associate with our brands;
•	diversion of management’s attention and focus from existing operations to the strategic initiative;
•	inability to achieve projected economic and operating synergies;
•	challenges in successfully integrating an acquired business and instilling our company culture in new management and team members;
•	potential loss of key personnel of any acquired business; and
•	unanticipated changes in business and economic conditions affecting an acquired business or the completion of a divestiture.
If we are unable to successfully design and execute a business strategy plan, our gross sales and profitability may be adversely affected.
Our ability to increase gross sales and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

•	increase gross sales and operating profits at existing restaurants with food and beverage options desired by our guests;
•	evolve our marketing and branding strategies in order to appeal to guests;
•	innovate and implement technology initiatives that provide a unique digital guest experience;
•	identify adequate sources of capital to fund and finance strategic initiatives, including reimaging of existing restaurants, new restaurant development and new restaurant equipment;
•	grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants; and
•	improve the speed and quality of our service.
Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.
Our success depends, to a significant extent, on our leadership team and other key management personnel. These personnel serve to maintain a corporate vision for our Company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. If we are unable to attract and retain sufficiently experienced and capable key management personnel, our business and financial results may suffer.
Failure to recruit, train and retain high-quality restaurant management and team members may result in lower guest satisfaction and lower sales and profitability.
Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high quality guest service. There is active competition for quality management personnel and hourly team members. If we experience high turnover, we may experience higher labor costs and have a shortage of adequate management personnel required for future growth.
Slow economic growth, a recession or changes in the retail industry could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.
During slow economic growth or a recession, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations as a result of macro-economic factors or challenges specific to the retail industry, including competition from online retailers. If our landlords fail to satisfy required co-tenancies, this may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our financial results.
The success of our franchisees is important to our future growth.
We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. These risks include: franchisee defaults in their obligations to us, such as payments to us or maintenance and improvements obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; franchisees’ inability to participate in business strategy changes due to financial constraints; franchisees’ inability to meet rent obligations on leases on which we retain contingent liability; and franchisees’ failure to comply with food quality and preparation requirements.
Additionally, our international franchisees and joint venture partners are subject to risks not encountered by our domestic franchisees. These risks include:

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

Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.
Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that agency's judgment, circumstances so warrant.
A downgrade of our credit ratings could, among other things:

•	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;
•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;
•	cause us to refinance indebtedness with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
•	increase our cost of borrowing;
•	adversely affect the market price of our outstanding debt securities; and
•	impair our business, financial condition and results of operations.
Inflation and fluctuations in energy costs may increase our operating expenses.
We have experienced impact from inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses on regional or national levels, including through suppliers putting pressure on margins by passing on higher prices for petroleum-based fuels. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. We cannot ensure, however, we will be able to continue to recover increases in operating expenses due to inflation in this manner.
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
There has been a marked increase in the use of social media and similar platforms which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and may harm our performance, prospects or business, regardless of the information's accuracy.
As part of our marketing strategy, we rely on search engine marketing, social media and new technology platforms to attract and retain guests and maintain brand relevance. Our strategy and initiatives may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
Litigation could have a material adverse impact on our business and our financial performance.
We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by guests, team members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Our franchise activity also creates a risk of us being named as a joint employer of workers of franchisees for alleged violations of labor and wage laws. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.
We are dependent on information technology, and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
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
We receive and maintain certain personal information about our guests and team members in our information technology systems, such as point-of-sale, web and mobile platforms, including our rewards program. Use of this information is regulated at the federal and state levels, as well as by certain third party contracts. Additionally, our systems contain proprietary and confidential information related to our business. If our or our business associates' information systems are compromised as a result of a cyber attack or other external or internal method, or we fail to comply with applicable laws and regulations, it could result in a violation of the laws and regulations, and an adverse and material impact on our reputation, operations, results of operations and financial condition. Such security breaches could also result in litigation or governmental investigation against us or the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident. Like many other retail companies, we experience frequent attempts to compromise our systems but none have resulted in a material breach. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur additional costs in technology, third-party services and personnel to remain in compliance and maintain systems designed to anticipate and prevent cyber attacks. Our security frameworks prevent breaches of our systems and data loss, but these measures cannot provide assurance that we will be successful in preventing such breaches or data loss.
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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, may cause us to incur impairment charges on certain long-lived assets.
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As further described in Item 9A of this Form 10-K, management has concluded that, because of a material weakness in internal control over financial reporting related to accounting for deferred income taxes, our disclosure controls and procedures were not effective as of June 28, 2017. If we fail to correct this material weakness in our internal controls, or having corrected such material weakness, thereafter fail to maintain the adequacy of our internal controls, we could be subjected to regulatory scrutiny, penalties or shareholder litigation. In addition, continued or future failure to maintain adequate internal controls could result in consolidated financial statements that do not accurately reflect our financial condition, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.
Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal control over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses or to implement new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We may not be able to achieve our target for growth in total return to shareholders.
We define our total returns as earnings per share growth plus our dividend yield. Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, a decline in growth of our international business, any event that substantially increases our operating costs or any event that decreases our cash flow and ability to repurchase our stock or pay dividends as expected could, negatively affect our stock price, result in lower than targeted earnings per share growth and reduce total returns to shareholders.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
From time to time we may implement measures that make it more difficult for an activist investor or potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire the Company through a merger or similar transaction. These measures may discourage investment in our common stock and may delay or discourage acquisitions that would result in our stockholders receiving a premium for their shares over the then-current market price.
Other risk factors may adversely affect our financial performance.
Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements, include, without limitation, changes in financial and credit markets (including rising interest rates); increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Restaurant Locations
As of June 28, 2017, our system of company-owned and franchised restaurants included 1,674 restaurants located in 49 states and Washington, D.C. We also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, Tunisia and United Arab Emirates. We have provided you a breakdown of our portfolio of restaurants in the two tables below:

Table 1: Company-owned vs. franchise (by brand) as of June 28, 2017:

Chili’s
Company-owned (domestic)	937
Company-owned (international)	14
Franchise	671
Maggiano’s
Company-owned	52
Total	1,674

Table 2: Domestic vs. foreign locations (by brand) as of June 28, 2017 (company-owned and franchised):

	Domestic (No. of States)	Foreign (No. of countries and U.S. territories)
Chili’s	1,252(49)	370(32)
Maggiano’s	52(22 & D.C.)	—
Restaurant Property Information
The following table illustrates the approximate dining capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square Feet	4,500-6,000	8,500 - 24,000
Dining Seats	150-252	240-700
Dining Tables	35-54	35-150

As of June 28, 2017, we owned the land and building for 190 of our 1,003 company-owned restaurant locations (domestic and international). For these 190 restaurant locations, the net book value for the land was $143 million and for the buildings was $97 million. For the remaining 813 restaurant locations leased by us, the net book value of the buildings and leasehold improvements was $536 million. The 813 leased restaurant locations can be categorized as follows: 666 are ground leases (where we lease land only, but own the building) and 147 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants are leased for an initial lease term which is typically ten to twenty years, with one or more renewal terms typically ranging from one to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
We own an office building containing approximately 108,000 square feet which we use for part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters. We entered into a lease for a new corporate headquarters office building to consist of approximately 216,300 square feet. Construction of our new corporate headquarters will not be complete until fiscal year 2019.

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
We are engaged in various legal proceedings and have certain unresolved claims pending. Reserves have been established based on our best estimates of our probable liability in certain of these matters. We are of the opinion that there are no matters pending or threatened which are likely to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

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
Fiscal year ended June 28, 2017:

	High	Low
First Quarter	$54.74	$45.03
Second Quarter	$55.19	$47.64
Third Quarter	$50.03	$41.14
Fourth Quarter	$45.46	$36.93

Fiscal year ended June 29, 2016:

	High	Low
First Quarter	$59.90	$52.50
Second Quarter	$52.67	$43.42
Third Quarter	$51.12	$45.68
Fourth Quarter	$47.68	$43.83

As of August 14, 2017, there were 479 holders of record of our common stock.
During the fiscal year ended June 28, 2017, we continued to declare quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.34	August 18, 2016	September 9, 2016	September 29, 2016
$0.34	November 15, 2016	December 9, 2016	December 29, 2016
$0.34	February 9, 2017	March 10, 2017	March 30, 2017
$0.34	May 25, 2017	June 12, 2017	June 29, 2017

The graph below matches Brinker International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.
The graph assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 27, 2012 and its relative performance is tracked through June 28, 2017. The values shown are neither indicative nor determinative of future performance.

	2012	2013	2014	2015	2016	2017
Brinker International	$100.00	$129.67	$174.36	$201.23	$165.78	$140.99
S&P 500	$100.00	$120.60	$150.27	$161.43	$167.87	$197.92
S&P Restaurants(1)	$100.00	$114.93	$131.02	$149.24	$165.00	$198.83
____________________________________________________________________

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.
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

On September 23, 2016, we completed the private offering of $350 million of our 5.0% Senior Notes due October 2024 (the “2024 Notes”). J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC served as joint book-running managers for the offering. The 2024 Notes were sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S of the Securities Act.  We received proceeds of $350.0 million prior to debt issuance costs of $6.2 million and utilized the proceeds to fund a $300 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1 billion revolving credit facility.
During the three-year period ended on August 15, 2017, other than the 2024 Notes, we issued no securities which were not registered under the Securities Act of 1933, as amended.
We continue to maintain our share repurchase program; on August 10, 2017, our Board of Directors authorized an additional $250 million in share repurchases, bringing the total authorization to $4.6 billion. During the fourth quarter, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(b)
March 30, 2017 through May 3, 2017	2,089	$43.90	—	$135,800
May 4, 2017 through May 31, 2017	—	$—	—	$135,800
June 1, 2017 through June 28, 2017	530,169	$37.74	529,648	$115,804
Total	532,258	$37.76	529,648
____________________________________________________________________

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal year 2017, 2,610 shares were tendered by team members at an average price of $43.50.

(b)	The final amount shown is as of June 28, 2017.

Item 6.	SELECTED FINANCIAL DATA.
The information set forth in that section entitled “Selected Financial Data” in our 2017 Annual Report to Shareholders is presented on page F-1 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report to Shareholders is presented on pages F-2 through F-14 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2017 Annual Report to Shareholders presented on page F-14 of Exhibit 13 to this document. We incorporate that information in this document by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
We refer you to the Index to Financial Statements attached hereto on page 25 for a listing of all financial statements in our 2017 Annual Report to Shareholders. This report is attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer and, as appropriate, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 28, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 28, 2017, our disclosure controls and procedures were not effective because of the material weakness in the internal control described below.
In connection with the preparation of the consolidated financial statements for the year ended June 28, 2017, we identified and assessed a material weakness relating to the accuracy of the deferred income tax liability, primarily related to property and equipment, as a result of immaterial errors in prior years. We are developing a remediation plan and are in the process of designing and implementing new internal controls in an effort to remediate the material weakness described below. Given the fact that these new internal controls have not been fully implemented we concluded that the material weakness was not remediated as of June 28, 2017.
In light of the material weakness in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. As described above in Item 1A: Risk Factors, - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results, if the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the principal executive officer and principal financial officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (2013). Based on this evaluation, management has identified a material weakness in our internal controls over the measurement and presentation of deferred income taxes. Specifically, the Company did not have effective controls over the completeness and accuracy of temporary taxable and deductible differences between the book carrying amount and the tax basis of the underlying assets and liabilities at interim and annual reporting dates and including when the tax returns were filed. These process level control deficiencies resulted from a lack of skilled resources in the tax department with sufficient understanding of internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The control deficiencies described above resulted in immaterial misstatements of the Company’s provision for income taxes as well as the deferred tax liability, primarily related to property and equipment, and income taxes payable in our consolidated financial statements as at and for the year ended June 29, 2016 which was corrected in our consolidated financial statements for the year ended June 28, 2017 as further described in Note 16 to the notes to the consolidated financial statements. Moreover, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis. As a result, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and that our internal control over financial reporting is not effective as of June 28, 2017.
Our independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page F-42 of this Form 10-K.

Remediation
We are committed to remediating the material weakness in a timely manner. In June 2017, we hired a Senior Tax Director with significant expertise in accounting for all facets of income taxes and related internal control processes who will be responsible for the hiring and training of additional tax department personnel. In addition, we have begun to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively:

•	Engaging external tax advisors to assist with the design and implementation of a remediation plan that will enhance internal control over financial reporting for income taxes;

•
Designing and implementing process and system improvements in our tax department that will simplify and improve manual reconciliation controls and enhance our ability to effectively train tax department personnel;

•
Ensuring that tax department personnel effectively collaborate with financial reporting and other key departments to gain a detailed understanding of the information, analysis, and documentation necessary for the accurate presentation of deferred income taxes.

Changes in Internal Control over Financial Reporting
Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
Appointment of Senior Vice President and Chief Financial Officer
The Company appointed Joe Taylor as Senior Vice President and Chief Financial Officer of the Company, effective as of August 22, 2017. Mr. Taylor, 58, most recently served as the Company’s Interim Chief Financial Officer from April 2017 to present, and as the Company’s Vice President of Investor Relations and Treasurer from June 2016 until present. He served in various positions of increasing responsibility at the Company from 1999 until 2016, including Vice President of Investor Relations from August 2015 to June 2016, Vice President of Corporate Affairs from July 2003 to August 2015, and Vice President of Finance and Treasurer from December 1999 to July 2003.
As a result of his promotion and to reflect his increased level of responsibility, Mr. Taylor’s base salary will be increased to $425,000, and he received a one-time cash award of $25,000.  Under the Company’s F18 Profit Sharing Plan, Mr. Taylor will also be eligible to receive a cash bonus in the amount of 60% of his base salary upon the Company’s achievement of performance goals at the target level.  In addition, Mr. Taylor will receive an annual equity grant valued at $450,000, comprised of a combination of stock options, time vested restricted stock units and performance shares.  Mr. Taylor will also be party to a Change in Control Severance Agreement with the Company in the form previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q filed on March 29, 2017, and incorporated herein by reference.

Performance Share Plan
On August 22, 2017, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the Brinker International, Inc. F2018 Performance Share Plan (the “2018 Plan”). The 2018 Plan is adopted pursuant to the Committee’s authority under the Brinker International, Inc. Stock Option and Incentive Plan (the “SOIP”), as most recently amended and re-approved by the shareholders of the Company on November 7, 2013, to provide greater incentive to officers and key employees of the Company and its affiliates to achieve the highest level of individual performance and to encourage such officers or key employees to meet or exceed specified performance goals in order to contribute to the overall success of the Company. The Plan is in all respects subject to the provisions of the SOIP. Under the Plan, officers and key employees of the Company may be granted the right to receive shares of the Company’s common stock upon satisfaction of performance metrics and/or other requirements established by the Committee.
The above summary of the 2018 Plan does not purport to be complete and is qualified in its entirety by reference to the 2018 Plan, which is attached as Exhibit 10(j) to this Form 10-K.
2018 Stock Option Award
On August 22, 2017, the Committee approved the Brinker International, Inc. Terms of F2018 Stock Option Award (the “2018 Option Award”). The 2018 Option Award is adopted pursuant to the Committee’s authority under the SOIP and is in all respects subject to the provisions of the SOIP. Pursuant to the 2018 Option Award, officers and key employees of the Company may be granted the option to purchase shares of the Company’s common stock at amounts set forth in award letters, which represents the closing price per share of the Company’s common stock on the trading day coinciding with the grant date. One-fourth of the options will vest on August 31st of each of 2018, 2019, 2020 and 2021, and will expire on August 31, 2025.
The above summary of the 2018 Option Award does not purport to be complete and is qualified in its entirety by reference to the 2018 Option Award, which is attached as Exhibit 10(k) to this Form 10-K.
2018 Retention Stock Unit Award
On August 22, 2017, the Committee approved the Brinker International, Inc. Terms of F2018 Retention Stock Unit Award (the “2018 Retention Stock Award”). The 2018 Retention Stock Award is adopted pursuant to the Committee’s authority under the SOIP and is in all respects subject to the provisions of the SOIP. Pursuant to the 2018 Retention Stock Award, officers and key employees of the Company may be awarded shares of the Company’s common stock, which become fully vested on the third anniversary of the award date, subject to satisfaction of all applicable terms and conditions and subject to certain provisions for early vesting.
The above summary of the 2018 Retention Stock Award does not purport to be complete and is qualified in its entirety by reference to the 2018 Retention Stock Award, which is attached as Exhibit 10(l) to this Form 10-K.
2018 Restricted Stock Unit Award
On August 22, 2017, the Committee approved the Brinker International, Inc. Terms of F2018 Restricted Stock Unit Award (the “2018 Restricted Stock Award”). The 2018 Restricted Stock Award is adopted pursuant to the Committee’s authority under the SOIP and is in all respects subject to the provisions of the SOIP. Pursuant to the 2018 Restricted Stock Award, officers and key employees of the Company may be awarded shares of the Company’s common stock, which become fully vested on the third anniversary of the award date, subject to satisfaction of all applicable terms and conditions and subject to certain provisions for early vesting.
The above summary of the 2018 Restricted Stock Award does not purport to be complete and is qualified in its entirety by reference to the 2018 Restricted Stock Award, which is attached as Exhibit 10(m) to this Form 10-K.
CEO Special Equity Award
On August 22, 2017, the Committee approved a CEO Special Equity Award (the “Performance-Based Agreement”) in order to incentivize Wyman Roberts, President and Chief Executive Officer of the Company, to continue leading the Company during a transformative period in the industry and to further align the compensation of Mr. Roberts with Company performance and increases in shareholder value. The Performance-Based Agreement grants Mr. Roberts performance-based stock options of 500,000 shares of the Company’s common stock (the “Performance-Based Options”). All or a portion of the Performance-Based Options may vest in accordance with the following terms and conditions:
(i) One-half of the Performance-Based Options will vest at the end of the 2021 fiscal year of the Company if the Company achieves EPS (as defined in the Performance-Based Agreement) equal to or greater than $4.40 (the “2021 EPS Performance Condition”) for the Company’s 2021 fiscal year.

(ii) One-half of the Performance-Based Options will vest at the end of the 2022 fiscal year of the Company if the Company achieves EPS equal to or greater than $5.00 for the Company’s 2022 fiscal year. In the event that the 2021 EPS Performance Condition is not met in the Company’s 2021 fiscal year, then all of the Performance-Based Options will vest at the end of the 2022 fiscal year of the Company if the 2022 EPS Performance Condition is satisfied during the Company’s 2022 fiscal year.
The Performance-Based Options have an exercise period of eight years from the date of vesting. The Performance-Based Agreement also provides for the treatment of the Performance-Based Options granted to Mr. Roberts following certain specified terminations of employment, including in connection with a change of control, a termination without cause, retirement, death and disability.
The above summary of the Performance-Based Agreement does not purport to be complete and is qualified in its entirety by reference to the Performance-Based Agreement, which is attached as Exhibit 10(n) to this Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
If you would like information about:

•	our executive officers,

•	our Board of Directors, including its committees, and

•	our Section 16(a) reporting compliance,
you should read the sections entitled “Election of Directors—Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.
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
If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Director Compensation for Fiscal 2017 ”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.
If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Auditors” in our Proxy Statement to be dated on or about September 27, 2017, for the annual meeting of shareholders on November 16, 2017. We incorporate that information in this document by reference.

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
(a)(3) Exhibits.
We make reference to the Index to Exhibits preceding the exhibits attached hereto on page E-1 through E-2 for a list of all exhibits filed as a part of this document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor Senior Vice President and Chief Financial Officer
Dated: August 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 28, 2017.

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ JOSEPH G. TAYLOR	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ ELAINE L. BOLTZ	Director
Elaine L. Boltz

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ GERARDO I. LOPEZ	Director
Gerardo I. Lopez

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ JOSE LUIS PRADO	Director
Jose Luis Prado

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following are attached hereto as part of Exhibit 13.

INDEX TO EXHIBITS

Exhibit

3(a)	Certificate of Incorporation of the Registrant, as amended.(1)

3(b)	Bylaws of the Registrant.(2)

4(a)	Form of 2.600% Note due 2018.(3)

4(b)	Form of 3.875% Note due 2023.(3)

4(c)	Indenture between the Registrant and Wilmington Trust, National Association, as Trustee.(4)

4(d)	First Supplemental Indenture between Registrant and Wilmington Trust, National Association.(3)

4(e)	Second Supplemental Indenture between Registrant and Wilmington Trust, National Association.(3)

4(f)	Form of 5.000% Senior Note due 2024.(5)

4(g)	Indenture dated as of September 23, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee.(5)

10(a)	Registrant’s Stock Option and Incentive Plan.(6)

10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants.(7)

10(c)	Registrant’s Performance Share Plan Description.(8)

10(d)
Credit Agreement dated as of March 12, 2015, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, Wells Fargo Bank, National Association, The Bank of Tokyo - Mitsubishi UFJ, Ltd., U.S. Bank National Association and Greenstone Farm Credit Services.(9)

10(e)
Second Amendment to Credit Agreement dated September 13, 2016, by and among Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Regions Bank, Compass Bank, Greenstone Farm Credit Services ACA, SunTrust Bank, and Barclays Bank PLC.(10)

10(f)	Registrant's 2017 Performance Share Plan Description.(11)

10(g)	Severance and Change in Control Agreement.(12)

10(h)	Executive Severance Benefits Plan and Summary Plan Description.(12)

10(i)	Change in Control Severance Agreement.(12)

10(j)	Registrant's 2018 Performance Share Plan.(13)

10(k)	Registrant's Terms of F2018 Stock Option Award.(14)

10(l)	Registrant's Terms of F2018 Retention Stock Unit Award.(15)

10(m)	Registrant's Terms of F2018 Restricted Stock Unit Award.(16)

10(n)	Registrant's Terms of CEO Special Equity Award.(17)

13	2017 Annual Report to Shareholders.(18)

21	Subsidiaries of the Registrant.(19)

23	Consent of Independent Registered Public Accounting Firm.(19)

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(19)

31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(19)

32(a)
Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

32(b)
Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

99(a)	Proxy Statement of Registrant.(20)

E - 1

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase

____________________________________________________________________

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to current report on Form 8-K dated August 26, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an exhibit to current report on Form 8-K dated September 23, 2016 and incorporated herein by reference.

(6)	Filed as an Appendix A to Proxy Statement of Registrant filed on September 17, 2013 and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended December 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to current report on Form 8-K dated March 12, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended September 28, 2016 and incorporated herein by reference.

(11)	Filed as an exhibit to current report on Form 8-K dated August 18, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 29, 2017 and incorporated herein by reference.

(13)	Filed herewith.

(14)	Filed herewith.

(15)	Filed herewith.

(16)	Filed herewith.

(17)	Filed herewith.

(18)	Portions filed herewith, to the extent indicated herein.

(19)	Filed herewith.

(20)	To be filed on or about September 27, 2017.

E - 2