Form 10-Q
period 2017-09-27
BRINKER INTERNATIONAL INC
filed 2017-11-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2017
Common Stock, $0.10 par value	46,290,188 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 27, 2017	June 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,954	$9,064
Accounts receivable, net	38,552	44,658
Inventories	24,202	24,997
Restaurant supplies	46,516	46,380
Prepaid expenses	19,231	19,226
Income taxes receivable	3,421	—
Total current assets	140,876	144,325
Property and Equipment, at Cost:
Land	149,098	149,098
Buildings and leasehold improvements	1,660,650	1,655,227
Furniture and equipment	706,469	713,228
Construction-in-progress	15,381	21,767
	2,531,598	2,539,320
Less accumulated depreciation and amortization	(1,556,773)	(1,538,706)
Net property and equipment	974,825	1,000,614
Other Assets:
Goodwill	164,245	163,953
Deferred income taxes, net	32,443	37,029
Intangibles, net	25,836	27,512
Other	30,400	30,200
Total other assets	252,924	258,694
Total assets	$1,368,625	$1,403,633
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$9,015	$9,649
Accounts payable	93,229	104,231
Gift card liability	118,006	126,482
Accrued payroll	63,787	70,281
Other accrued liabilities	130,325	111,515
Income taxes payable	—	14,203
Total current liabilities	414,362	436,361
Long-term debt, less current installments	1,353,659	1,319,829
Other liabilities	139,632	141,124
Commitments and Contingencies (Note 10)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 47,233,919 shares outstanding at September 27, 2017, and 176,246,649 shares issued and 48,440,721 shares outstanding at June 28, 2017	17,625	17,625
Additional paid-in capital	503,058	502,074
Accumulated other comprehensive loss	(10,384)	(11,921)
Retained earnings	2,618,182	2,627,073
	3,128,481	3,134,851
Less treasury stock, at cost (129,012,730 shares at September 27, 2017 and 127,805,928 shares at June 28, 2017)	(3,667,509)	(3,628,532)
Total shareholders’ deficit	(539,028)	(493,681)
Total liabilities and shareholders’ deficit	$1,368,625	$1,403,633
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Revenues:
Company sales	$716,942	$737,410
Franchise and other revenues	22,448	21,082
Total revenues	739,390	758,492
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	187,597	192,302
Restaurant labor	251,075	250,570
Restaurant expenses	188,129	196,643
Company restaurant expenses	626,801	639,515
Depreciation and amortization	38,520	38,886
General and administrative	32,358	32,537
Other gains and charges	13,154	6,078
Total operating costs and expenses	710,833	717,016
Operating income	28,557	41,476
Interest expense	13,884	8,809
Other, net	(476)	(299)
Income before provision for income taxes	15,149	32,966
Provision for income taxes	5,272	9,733
Net income	$9,877	$23,233

Basic net income per share	$0.20	$0.42

Diluted net income per share	$0.20	$0.42

Basic weighted average shares outstanding	48,293	54,844

Diluted weighted average shares outstanding	48,732	55,576

Other comprehensive income (loss):
Foreign currency translation adjustment	$1,537	$(481)
Other comprehensive income (loss)	1,537	(481)
Comprehensive income	$11,414	$22,752

Dividends per share	$0.38	$0.34

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Cash Flows from Operating Activities:
Net income	$9,877	$23,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,520	38,886
Stock-based compensation	3,480	4,034
Deferred income taxes, net	4,576	(2,968)
Restructure charges and other impairments	9,019	5,150
Net loss on disposal of assets	417	481
Undistributed loss (earnings) on equity investments	162	(186)
Other	967	490
Changes in assets and liabilities:
Accounts receivable, net	6,466	8,261
Inventories	171	20
Restaurant supplies	(782)	(784)
Prepaid expenses	3	(2,272)
Other assets	(95)	(351)
Accounts payable	(4,979)	1,392
Gift card liability	(8,477)	(1,604)
Accrued payroll	(6,510)	(4,748)
Other accrued liabilities	15,178	8,090
Current income taxes	(18,176)	(10,134)
Other liabilities	413	768
Net cash provided by operating activities	50,230	67,758
Cash Flows from Investing Activities:
Payments for property and equipment	(22,460)	(27,111)
Proceeds from sale of assets	85	—
Net cash used in investing activities	(22,375)	(27,111)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	110,000	70,000
Payments on revolving credit facility	(77,000)	(83,000)
Purchases of treasury stock	(41,718)	(349,963)
Payments of dividends	(16,978)	(18,298)
Payments on long-term debt	(2,514)	(890)
Proceeds from issuances of treasury stock	245	3,396
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(9,183)
Net cash used in financing activities	(27,965)	(37,938)
Net change in cash and cash equivalents	(110)	2,709
Cash and cash equivalents at beginning of period	9,064	31,446
Cash and cash equivalents at end of period	$8,954	$34,155
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our unaudited consolidated financial statements as of September 27, 2017 and June 28, 2017 and thirteen week periods ended September 27, 2017 and September 28, 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 27, 2017, we owned, operated or franchised 1,682 restaurants in the United States and 32 countries and two territories outside of the United States.
The foreign currency translation adjustment included in comprehensive income on the consolidated statements of comprehensive income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the businesses. The accumulated other comprehensive loss is presented on the consolidated balance sheets. We reinvest foreign earnings, therefore, United States deferred income taxes have not been provided on foreign earnings. Additionally, certain prior year balances in the consolidated balance sheets have been reclassified to conform with fiscal 2018 presentation. These reclassifications have no effect on our net income as previously reported and an immaterial impact on our prior year consolidated balance sheets.
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. Actual results could differ from those estimates.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update changed the recognition of excess tax benefits and tax deficiencies resulting from the settlement of share-based awards from an adjustment to additional paid-in capital on the consolidated balance sheets to an adjustment to the provision for income taxes on the consolidated statements of comprehensive income and is applied on a prospective basis. This update also changed the classification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows and is applied retrospectively.  This update was effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018.  Accordingly, we recognized a discrete tax expense of $1.6 million in the provision for income taxes, which resulted in a decrease in diluted earnings per share of $0.03, in the consolidated statements of comprehensive income for the thirteen week period ended September 27, 2017. The inclusion of excess tax benefits and tax deficiencies within our provision for income taxes will increase its volatility as the amount of excess tax benefits or tax deficiencies from share-based compensation awards depends on our stock price at the date the awards vest. In addition, we reclassified $1.5 million of excess tax benefits received in the first quarter of fiscal 2017 from cash flows from financing activities to cash flows from operating activities on our consolidated statement of cash flows for the thirteen week period ended September 28, 2016. The adoption of the other provisions in this update, including the accounting policy election for accounting for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows, had no impact on our consolidated financial statements. We will continue to estimate forfeitures of share-based awards.
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the June 28, 2017 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the dilutive earnings per share calculation.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Basic weighted average shares outstanding	48,293	54,844
Dilutive stock options	83	246
Dilutive restricted shares	356	486
	439	732
Diluted weighted average shares outstanding	48,732	55,576

Awards excluded due to anti-dilutive effect on diluted net income per share	1,414	1,027
3. DEBT
Long-term debt consists of the following (in thousands):

	September 27, 2017	June 28, 2017
Revolving credit facility	$425,250	$392,250
5.00% notes	350,000	350,000
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	45,186	45,417
Total long-term debt	1,370,436	1,337,667
Less unamortized debt issuance costs and discounts	(7,762)	(8,189)
Total long-term debt less unamortized debt issuance costs and discounts	1,362,674	1,329,478
Less current installments	(9,015)	(9,649)
	$1,353,659	$1,319,829
During the first three months of fiscal 2018, net borrowings of $33.0 million were drawn on the $1 billion revolving credit facility primarily to fund share repurchases.
Under the revolving credit facility, $890.0 million of the facility is due on September 12, 2021 and the remaining $110.0 million is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.61%. One month LIBOR at September 27, 2017 was approximately 1.23%.
As of September 27, 2017, $574.8 million of credit is available under the revolving credit facility. Obligations under our 2.60% notes, which will mature in May 2018, have been classified as long-term, reflecting our ability to refinance these notes through our existing revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

4. OTHER GAINS AND CHARGES
Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Restaurant impairment charges	$7,159	$—
Hurricane-related costs	4,648	—
Accelerated depreciation	483	—
Restaurant closure charges	238	2,506
Loss on the sale of assets, net	45	—
Information technology restructuring	—	2,491
Other	581	1,081
	$13,154	$6,078
Fiscal 2018

During the first quarter of fiscal 2018, we recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili's restaurants located in Alberta, Canada which are scheduled to close in the second quarter of fiscal 2018. Alberta has an oil dependent economy and has experienced an economic recession in recent years related to lower oil production. The slower economy has negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants will not meet our required level of return.

Additionally, we incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. Our restaurants were closed in the areas affected by these disasters and our team members were unable to work. These payments were made to assist our team members during these crises and to promote retention. We carry insurance coverage for these types of natural disasters and are working closely with our insurance provider to determine what, if any, costs are recoverable related to the losses recorded as well as our loss of revenues.

Fiscal 2017

During the first quarter of fiscal 2017, we recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with our information technology restructuring.

5. SEGMENT INFORMATION

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

Our chief operating decision maker uses operating income as the measure for assessing performance of our operating segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs, restaurant labor costs and restaurant expenses. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended September 27, 2017
	Chili's	Maggiano's	Other	Consolidated
Company sales	$627,604	$89,338	$—	$716,942
Franchise and other revenues	18,265	4,183	—	22,448
Total revenues	645,869	93,521	—	739,390

Company restaurant expenses (a)	541,346	85,308	147	626,801
Depreciation and amortization	31,804	4,050	2,666	38,520
General and administrative	9,578	1,313	21,467	32,358
Other gains and charges	12,149	(212)	1,217	13,154
Total operating costs and expenses	594,877	90,459	25,497	710,833

Operating income (loss)	$50,992	$3,062	$(25,497)	$28,557

Segment assets	$1,141,870	$157,505	$69,250	$1,368,625
Equity method investment	10,528	—	—	10,528
Payments for property and equipment	18,619	2,456	1,385	22,460

	Thirteen Week Period Ended September 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$648,643	$88,767	$—	$737,410
Franchise and other revenues	16,915	4,167	—	21,082
Total revenues	665,558	92,934	—	758,492

Company restaurant expenses (a)	555,570	83,585	360	639,515
Depreciation and amortization	32,601	3,886	2,399	38,886
General and administrative	9,930	1,524	21,083	32,537
Other gains and charges	1,926	734	3,418	6,078
Total operating costs and expenses	600,027	89,729	27,260	717,016

Operating income (loss)	$65,531	$3,205	$(27,260)	$41,476

Payments for property and equipment	18,829	4,896	3,386	27,111
____________________________________________________________________

(a)	Company restaurant expenses includes cost of sales, restaurant labor and restaurant expenses, including advertising.

Reconciliation of operating income to income before provision for income taxes:

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Operating income	$28,557	$41,476
Less interest expense	(13,884)	(8,809)
Plus other, net	476	299
Income before provision for income taxes	$15,149	$32,966

6. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	September 27, 2017	June 28, 2017
Property tax	$21,257	$16,566
Insurance	19,298	17,484
Dividends	18,432	16,649
Interest	16,591	7,696
Sales tax	13,397	12,494
Other	41,350	40,626
	$130,325	$111,515
Other liabilities consist of the following (in thousands):

	September 27, 2017	June 28, 2017
Straight-line rent	$58,285	$57,464
Insurance	42,625	42,532
Landlord contributions	25,144	26,402
Unfavorable leases	4,595	5,398
Unrecognized tax benefits	3,116	3,116
Other	5,867	6,212
	$139,632	$141,124

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis

We review the carrying amounts of property and equipment, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. During the first quarter of fiscal 2018, we impaired long-lived assets and reacquired franchise rights with carrying values of $6.0 million and $1.2 million, respectively, primarily related to underperforming Chili's restaurants located in Alberta, Canada which were identified for closure by management. We determined the leasehold improvements and other assets associated with these restaurants had no fair value, based on Level 3 fair value measurements, resulting in an impairment charge of $7.2 million. The restaurant assets were assigned a zero fair value as the decision to close the restaurants in the second quarter of fiscal 2018 will result in substantially all of the assets reverting to the landlords. No impairment charges were recorded in the first quarter of fiscal 2017.

We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. No goodwill impairment charges were recorded in the first quarters of fiscal 2018 and fiscal 2017 and no indicators of impairment were identified through the end of the first quarter of fiscal 2018.

All impairment charges were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 2.60% notes, 3.88% notes and 5.00% notes are based on quoted market prices and are considered Level 2 fair value measurements.
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	September 27, 2017		June 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,639	$250,933	$249,495	$250,480
3.88% Notes	$298,001	$293,307	$297,912	$286,077
5.00% Notes	$344,597	$346,941	$344,405	$347,956
8. SHAREHOLDERS’ DEFICIT

In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. We repurchased approximately 1.3 million shares of our common stock for $41.7 million during the first quarter of fiscal 2018. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit. As of September 27, 2017, approximately $324.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs.
During the first quarter of fiscal 2018, we granted approximately 1.2 million stock options with a weighted average exercise price per share of $31.22 and a weighted average fair value per share of $4.45, and approximately 415,000 restricted share awards with a weighted average fair value per share of $31.22.
During the first quarter of fiscal 2018, we paid dividends of $17.0 million to common stock shareholders, compared to $18.3 million in the prior year. Additionally, our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017, which was paid subsequent to the end of the quarter on September 28, 2017 in the amount of $18.4 million. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of September 27, 2017.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first quarter of fiscal 2018 and 2017 are as follows (in thousands):

	September 27, 2017	September 28, 2016
Income taxes, net of refunds	$18,872	$21,992
Interest, net of amounts capitalized	3,575	2,781

Non-cash investing and financing activities for the first quarter of fiscal 2018 and 2017 are as follows (in thousands):

	September 27, 2017	September 28, 2016
Retirement of fully depreciated assets	$16,133	$2,844
Dividends declared but not paid	18,768	18,982
Accrued capital expenditures	6,387	3,664
Capital lease additions	2,283	1,147
10. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of September 27, 2017 and June 28, 2017, we have outstanding lease guarantees or are secondarily liable for $63.1 million and $69.0 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2018 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.

In July 2017, subsequent to the end of the fiscal year, we were notified that Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, closed several of its properties for which we are secondarily liable. Based on management’s belief that Mac Acquisition LLC would default on the leases for these closed locations, a liability was established based on an estimate of the obligation associated with these locations of approximately $1.1 million in fiscal 2017.

In October 2017, Mac Acquisition LLC filed for Chapter 11 bankruptcy protection. We believe our liability for the previously closed restaurants remains appropriate. We will continue to monitor the bankruptcy proceedings to assess the likelihood of any incremental losses. Estimating a potential loss or range of loss related to the Romano's Macaroni Grill restaurants operating under bankruptcy protection is not possible at this time due to the shortage of available information and significant uncertainty regarding the outcome of the bankruptcy proceedings. We have not been informed by landlords of Mac Acquisition LLC of any lease defaults other than those relating to locations known to be closed in July 2017. No other liabilities have been recorded as of September 27, 2017.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 27, 2017, we had $31.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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
We are engaged in various legal proceedings and have certain unresolved claims pending. Liabilities have been established based on our best estimates of our potential liability in certain of these matters. Based upon consultation with legal counsel, management is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.
11. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, net borrowings of $60.0 million were drawn on the revolving credit facility. Additionally, we repurchased approximately 949,000 shares of our common stock for $30.0 million.
On October 13, 2017, we sold our Dutch subsidiary that held all of our equity interest in our Chili's joint venture in Mexico. The sale was completed to our franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. The consideration for the shares was in the form of one payment made at closing and a note with payments to be made over 71 months. We are evaluating the fair value of this note to determine the appropriate gain or loss that will be recorded in the second quarter.
Subsequent to the end of the quarter, we closed nine underperforming Chili's restaurants located in Alberta, Canada based on management’s determination that the restaurants will not meet our required return metrics. We are in the process of negotiating lease termination costs and expect to record these charges in the second quarter of fiscal 2018. We will continue to operate the remaining five company-owned Chili's located in Canada.

12. EFFECT OF NEW ACCOUNTING STANDARDS

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit not to exceed the carrying amount of goodwill. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. The update will be applied on a prospective basis. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements as the fair value of our reporting units is substantially in excess of the carrying values.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $606.9 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the first half of fiscal 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Revenues:
Company sales	97.0%	97.2%
Franchise and other revenues	3.0%	2.8%
Total revenues	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.2%	26.1%
Restaurant labor (1)	35.0%	34.0%
Restaurant expenses (1)	26.2%	26.6%
Company restaurant expenses (1)	87.4%	86.7%
Depreciation and amortization	5.2%	5.1%
General and administrative	4.4%	4.3%
Other gains and charges	1.8%	0.8%
Total operating costs and expenses	96.1%	94.5%
Operating income	3.9%	5.5%
Interest expense	1.9%	1.2%
Other, net	0.0%	0.0%
Income before provision for income taxes	2.0%	4.3%
Provision for income taxes	0.7%	1.2%
Net income	1.3%	3.1%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the respective first quarter, total restaurants open at the end of the first quarter, and total projected openings in fiscal 2018:

	First Quarter Openings		Total Open at End Of First Quarter		Projected Openings
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018
Company-owned restaurants:
Chili's domestic	1	2	937	936	5-6
Chili's international	—	—	14	13	—
Maggiano's	1	1	52	51	1
Total company-owned	2	3	1,003	1,000	6-7
Franchise restaurants:
Chili's domestic	3	1	315	317	6-8
Chili's international	10	4	364	335	38-43
Total franchise	13	5	679	652	44-51
Total restaurants:
Chili's domestic	4	3	1,252	1,253	11-14
Chili's international	10	4	378	348	38-43
Maggiano's	1	1	52	51	1
Grand total	15	8	1,682	1,652	50-58
At September 27, 2017, we owned the land and buildings for 190 of the 1,003 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $94.6 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended September 27, 2017 and September 28, 2016, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At September 27, 2017, we owned, operated, or franchised 1,682 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. We believe that casual dining traffic has been negatively impacted by lower retail traffic in general. U.S. economic growth has been steady in recent years, but wage growth has been slow comparative to the post-recession economic recovery. This wage pressure and increased costs for healthcare has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home as the decline in grocery costs relative to casual dining prices allows consumers to save money. Consumers are also taking advantage of discounted fast food options which has placed additional pressure on the casual dining sector. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth.
We continually evaluate our processes and menu at Chili's to identify opportunities where we can improve our service quality and food. We have simplified our menu and back of house operations by reducing the number of menu items by forty percent. This initiative has improved kitchen efficiency and resulted in meals being delivered hotter and faster to our guests. During the first quarter of fiscal 2018 we reinvested in meatier burgers, ribs and fajitas - items Chili's has always been known for. We believe that guests are responding favorably to the new menu.
    We believe we remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. We will continue to seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic.
The Chili’s brand has leveraged technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. Our new online ordering system continues to expand our current capabilities and gives our guests greater control of their to-go experience. Our upgraded Chili’s mobile app provides the capability for digital curbside service so that guests can order, pay and notify us of their arrival through the app. We have leveraged our tabletop device technology to power our loyalty programs and anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward.
We believe that improvements at Chili's will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened another restaurant in the first quarter of fiscal 2018 based on our newer prototype, which includes a flexible dining area that may be used for banquets or opened up for general seating. This prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. We believe guests continue to respond well to Maggiano’s brunch menu, introduced earlier in this calendar year. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage.
Our global Chili's business continues to grow with locations in 32 countries and two territories outside of the United States. Our international franchisees opened 10 new restaurants this quarter with plans to open 38-43 new restaurants this year.

REVENUES
Total revenues for the first quarter of fiscal 2018 decreased to $739.4 million, a 2.5% decrease from the $758.5 million generated for the same quarter of fiscal 2017 driven by a 2.8% decrease in company sales. The decrease in company sales for the first quarter was driven by a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricane Harvey and Hurricane Irma, partially offset by a slight increase in restaurant capacity (see table below). We estimate that Hurricanes Harvey and Irma negatively impacted company sales by approximately $5.4 million and earnings per diluted share by approximately $0.03 in the first quarter of fiscal 2018.

	Thirteen Week Period Ended September 27, 2017
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(3.3)%	2.7%	2.3%	(8.3)%	0.3%
Chili’s	(3.4)%	2.8%	2.5%	(8.7)%	—%
Maggiano’s	(2.6)%	0.1%	0.1%	(2.8)%	4.6%
Chili's Franchise (3)	(4.1)%
U.S.	(1.7)%
International	(7.9)%
Chili's Domestic (4)	(3.0)%
System-wide (5)	(3.5)%

	Thirteen Week Period Ended September 28, 2016
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(1.3)%	1.4%	1.2%	(3.9)%	0.7%
Chili’s	(1.4)%	1.2%	1.5%	(4.1)%	0.6%
Maggiano’s	(0.6)%	2.3%	(1.3)%	(1.6)%	3.0%
Chili's Franchise (3)	(0.6)%
U.S.	(1.6)%
International	0.9%
Chili's Domestic (4)	(1.3)%
System-wide (5)	(1.1)%

(1)	Comparable restaurant sales includes all restaurants that have been in operation for more than 18 months. Restaurants temporarily closed 14 days or more are excluded from comparable restaurant sales.

(2)	Mix-shift is calculated as the year-over-year percentage change in company sales resulting from the change in menu items ordered by guests.

(3)
Revenues generated by franchisees are not included in revenues on the consolidated statements of comprehensive income; however, we generate royalty revenue and advertising fees based on franchisee sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(4)	Chili's domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise-operated Chili's restaurants in the United States.

(5)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili's restaurants.

Chili’s company sales decreased 3.2% to $627.6 million in the first quarter of fiscal 2018 from $648.6 million in the first quarter of fiscal 2017. The decrease was primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma. Chili's comparable restaurant sales decreased 3.4% for the first quarter of fiscal 2018 compared to the prior year period. Chili's company-owned restaurant capacity was flat for the first quarter of fiscal 2018, (as measured by sales weeks) compared to the prior year period.
Maggiano’s company sales increased 0.6% to $89.3 million in the first quarter of fiscal 2018 from $88.8 million in the first quarter of fiscal 2017. The increase was primarily driven by an increase in restaurant capacity, partially offset by a decrease in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma. Maggiano's company-owned restaurant capacity increased 4.6% for the first quarter of fiscal 2018 (as measured by sales weeks)

compared to the prior year period due to one net restaurant opening since the first quarter of fiscal 2017. Maggiano's comparable restaurant sales decreased 2.6% for the first quarter of fiscal 2018 compared to the prior year period.
Franchise and other revenues increased 6.2% to $22.4 million in the first quarter of fiscal 2018 compared to $21.1 million in the first quarter of fiscal 2017 primarily driven by an increase in gift card related revenues. Our franchisees generated approximately $316 million in sales for the first quarter of fiscal 2018.
COSTS AND EXPENSES
Cost of sales, as a percent of company sales, increased to 26.2% for the first quarter of fiscal 2018 from 26.1% for the prior year period. Cost of sales, as a percent of company sales, was negatively impacted by unfavorable menu item mix and unfavorable commodity pricing related to produce, partially offset by increased menu pricing and favorable commodity pricing related to beef.
Restaurant labor, as a percent of company sales, increased to 35.0% for the first quarter of fiscal 2018 from 34.0% for the prior year period primarily due to higher wage rates and sales deleverage.
Restaurant expenses, as a percent of company sales, decreased to 26.2% for the first quarter of fiscal 2018 from 26.6% for the prior year period primarily due to lower advertising and repairs and maintenance expenses, partially offset by sales deleverage.
Depreciation and amortization expense decreased $0.4 million for the first quarter of fiscal 2018 compared to the same period in the prior year primarily due to an increase in fully depreciated assets and restaurant closures, partially offset by depreciation on asset replacements and new restaurant openings.
General and administrative expense decreased approximately $0.2 million for the first quarter of fiscal 2018 compared to the same period in the prior year primarily due to lower compensation-related expenses, partially offset by higher professional fees.
During the first quarter of fiscal 2018, other gains and charges were $13.2 million. We recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili's restaurants located in Canada which are scheduled to close in the second quarter of fiscal 2018. Additionally, we incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage.
In the first quarter of fiscal 2017, other gains and charges were $6.1 million. We recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with our information technology restructuring.
Interest expense increased approximately $5.1 million for the first quarter of fiscal 2018 compared to the prior year period primarily due to higher average borrowing balances.
SEGMENT RESULTS
Chili's revenues decreased 3.0% to $645.9 million in the first quarter of fiscal 2018 from $665.6 million in the prior year primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma. Chili's operating income, as a percent of total revenues, was 7.9% for the first quarter of fiscal 2018 compared to 9.8% for the prior year period. The decrease was primarily driven by higher restaurant labor wage rates and sales deleverage, partially offset by lower advertising and repairs and maintenance expenses. The decrease in Chili's operating income was also due to impairment charges for underperforming restaurants and hurricane-related expenses. Cost of sales as a percent of company sales was flat due to increased menu pricing offset by unfavorable menu item mix and commodity pricing.
Maggiano's revenues increased 0.6% to $93.5 million in the first quarter of fiscal 2018 from $92.9 million in the prior year primarily due to an increase in restaurant capacity, partially offset by a decrease in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma. Maggiano's operating income, as a percent of total revenues, was 3.3% for the first quarter of fiscal 2018 compared to 3.4% for the prior year period. The decrease was primarily driven by unfavorable menu item mix, higher restaurant labor wage rates and commodity pricing, partially offset by lower incentive bonuses, lower repairs and maintenance expenses and increased menu pricing.
INCOME TAXES
The effective income tax rate increased to 34.8% for the first quarter of fiscal 2018 compared to 29.5% in the prior year period. In the first quarter of fiscal 2018, we adopted an accounting standard (ASU 2016-09) related to employee share-based payments that requires the recognition of excess tax benefits and tax deficiencies resulting from the settlement of those awards in the provision for income taxes in the consolidated statements of comprehensive income. The increase in the effective tax rate in the current quarter was primarily due to a tax deficiency related to share-based payments, partially offset by lower profits in the current quarter compared to the first quarter of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities
During the first three months of fiscal 2018, net cash provided by operating activities was $50.2 million compared to $67.8 million in the prior year primarily due to lower earnings in the current year.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(22,460)	$(27,111)
Proceeds from sale of assets	85	—
	$(22,375)	$(27,111)
Capital expenditures decreased to approximately $22.5 million for the first three months of fiscal 2018 compared to $27.1 million for the prior year primarily due to a decrease in Chili's new restaurant construction.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended
	September 27, 2017	September 28, 2016
Net cash used in financing activities (in thousands):
Borrowings on revolving credit facility	$110,000	$70,000
Payments on revolving credit facility	(77,000)	(83,000)
Purchases of treasury stock	(41,718)	(349,963)
Payments of dividends	(16,978)	(18,298)
Payments on long-term debt	(2,514)	(890)
Proceeds from issuances of treasury stock	245	3,396
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(9,183)
	$(27,965)	$(37,938)
Net cash used in financing activities for the first three months of fiscal 2018 decreased to $28.0 million from $37.9 million in the prior year primarily due to decreases in spending on share repurchases, net borrowing activity on the revolver, and the prior year payment of debt issuance costs, partially offset by prior year proceeds from the issuance of long-term debt.
During the first three months of fiscal 2018 we repurchased approximately 1.3 million shares of our common stock for $41.7 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, we repurchased approximately 949,000 shares of our common stock for $30.0 million.
During the first quarter of fiscal 2018, net borrowings of $33.0 million were drawn on the $1 billion revolving credit facility. As of September 27, 2017, $425.3 million was outstanding under the revolving credit facility. Subsequent to the end of the quarter, net borrowings of $60.0 million were drawn on the revolving credit facility.
Under the revolving credit facility, the maturity date for $890.0 million of the facility is September 12, 2021 and the remaining $110.0 million is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.61%. One month LIBOR at September 27, 2017 was approximately 1.23%. As of September 27, 2017, $574.8 million of credit is available under the revolving credit facility. As of September 27, 2017, we were in compliance with all financial debt covenants.
As of September 27, 2017, our credit rating by Standard and Poor’s (“S&P”) was BB+ and our Corporate Family Rating by Moody's was Ba1, all with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
During the first quarter of fiscal 2018, we paid dividends of $17.0 million to common stock shareholders, compared to $18.3 million in the same period of fiscal 2017. Additionally, our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017 which was paid subsequent to the end of the quarter on September 28, 2017 in the amount of $18.4 million.
In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. As of September 27, 2017, approximately $324.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 10 - Contingencies, in our consolidated financial statements in Part I, Item 1 of this Form 10-Q. Other than these items, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit not to exceed the carrying amount of goodwill. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. The update will be applied on a prospective basis. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements as the fair value of our reporting units is substantially in excess of the carrying values.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $606.9 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the first half of fiscal 2018.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 28, 2017.
Item 4. CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in the internal controls described below.
Previously Identified Material Weakness
In connection with the preparation of the consolidated financial statements for the year ended June 28, 2017, we identified and assessed a material weakness relating to the accuracy of the deferred income tax liability, primarily related to property and equipment, as a result of immaterial errors in prior years. We are developing a remediation plan and are in the process of designing and implementing new internal controls in an effort to remediate the material weakness described below. Given the fact that these new internal controls have not been fully implemented we concluded that the material weakness was not remediated as of September 27, 2017.
In light of the material weakness related to internal controls over income tax reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this quarterly report on Form 10-Q. These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Remediation
The Company is committed to remediating the material weakness identified in our annual report on form 10-K for the year ended June 28, 2017 related to the accuracy of the deferred tax liability primarily associated with property and equipment. We have developed a remediation plan and are executing changes in our financial reporting processes and related internal controls to address the material weaknesses in internal control over financial reporting. Specifically, we have begun and intend to continue to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively:

•	The Company has engaged external tax advisors to assist with the design and implementation of a remediation plan that will enhance internal control over financial reporting for income taxes;

•
The Company has begun to implement new reporting processes and system improvements in our tax department that will simplify and improve manual reconciliation controls and effectively train newly hired tax department personnel; and

•
Ensuring that tax department personnel effectively collaborate with financial reporting and other key departments to gain a better understanding of the information, analysis, and documentation necessary for the accurate presentation of deferred income taxes.

While management believes that significant progress has been made in enhancing internal controls as of September 27, 2017 and in the period since, the material weaknesses have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls. Management, with oversight from the Company’s Audit Committee, will continue the process to enhance internal controls throughout fiscal year 2018 and will make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting
Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above, there were no changes in our internal control over financial reporting during our first quarter ended September 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties, and investing in our securities involves a degree of risk. Information and statements contained in this Form 10-Q, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. These risks and uncertainties are, in many instances, beyond our control. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Our forward-looking statements are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2017 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. Additional risks and uncertainties that are currently not known or believed by us to be immaterial may also have a material negative impact on our business, financial condition and results of operations. In any such event, the trading price of our securities could decline, and you could lose all or part of your investment. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties.
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	Changes in consumer preferences may decrease demand for food at our restaurants.

•	Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brand or industry and result in declines in sales and profits.

•	Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a materially negative affect on our financial performance.

•	Unfavorable publicity relating to one or more of our company-owned or franchised restaurants in a particular brand that may taint public perception of the brand.

•	Employment and labor laws and regulations may increase the cost of labor for our restaurants.

•	The effect of governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increased costs and/or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	Our ability to consummate successful strategic transactions that are important to our future growth and profitability.

•	Our inability to meet our business strategy plan and the impact on our profitability in the future.

•	Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.

•	Failure to recruit, train and retain high-quality restaurant management and team members may result in lower guest satisfaction and lower sales and profitability.

•	The impact of slow economic growth on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The success of our franchisees to our future growth.

•	Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

•	Inflation and fluctuation in energy costs may increase our operating expenses.

•	The general decrease in sales volumes during winter months.

•	Failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

•	Litigation could have a material adverse impact on our business and our financial performance.

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

•	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

•	Failure to achieve our target for growth in total return to shareholders may adversely affect our stock price.

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
Item 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2017.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the first quarter of fiscal 2018 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
June 29, 2017 through August 2, 2017	2,953	$35.52	—	$115,804
August 3, 2017 through August 30, 2017	23,031	$32.12	—	$365,804
August 31, 2017 through September 27, 2017	1,273,597	$32.07	1,273,597	$324,930
	1,299,581	$32.08	1,273,597

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the first quarter of fiscal 2018, 25,984 shares were tendered by team members at an average price of $32.50.

(b)	In August 2017, our Board of Directors authorized a $250 million increase to our existing share repurchase program.

Item 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).

32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BRINKER INTERNATIONAL, INC.

Date: November 3, 2017	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Joseph G. Taylor
Joseph G. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)