Form 10-Q
period 2017-12-27
BRINKER INTERNATIONAL INC
filed 2018-02-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2018
Common Stock, $0.10 par value	46,347,140 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
RINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 27, 2017	June 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$14,733	$9,064
Accounts receivable, net	90,777	44,658
Inventories	24,830	24,997
Restaurant supplies	46,829	46,380
Prepaid expenses	17,108	19,226
Income taxes receivable	197	—
Total current assets	194,474	144,325
Property and Equipment, at Cost:
Land	149,110	149,098
Buildings and leasehold improvements	1,665,451	1,655,227
Furniture and equipment	713,504	713,228
Construction-in-progress	10,047	21,767
	2,538,112	2,539,320
Less accumulated depreciation and amortization	(1,580,028)	(1,538,706)
Net property and equipment	958,084	1,000,614
Other Assets:
Goodwill	164,148	163,953
Deferred income taxes, net	26,508	37,029
Intangibles, net	25,138	27,512
Other	32,193	30,200
Total other assets	247,987	258,694
Total assets	$1,400,545	$1,403,633
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$8,265	$9,649
Accounts payable	92,163	104,231
Gift card liability	166,819	126,482
Accrued payroll	62,839	70,281
Other accrued liabilities	121,790	111,515
Income taxes payable	—	14,203
Total current liabilities	451,876	436,361
Long-term debt, less current installments	1,365,255	1,319,829
Other liabilities	136,274	141,124
Commitments and Contingencies (Note 11)
Shareholders’ Deficit:
Common stock—250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 46,339,290 shares outstanding at December 27, 2017 and 176,246,649 shares issued and 48,440,721 shares outstanding at June 28, 2017	17,625	17,625
Additional paid-in capital	505,053	502,074
Accumulated other comprehensive loss	(5,202)	(11,921)
Retained earnings	2,625,638	2,627,073
	3,143,114	3,134,851
Less treasury stock, at cost (129,907,359 shares at December 27, 2017 and 127,805,928 shares at June 28, 2017)	(3,695,974)	(3,628,532)
Total shareholders’ deficit	(552,860)	(493,681)
Total liabilities and shareholders’ deficit	$1,400,545	$1,403,633
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
Revenues:
Company sales	$742,688	$748,709	$1,459,630	$1,486,119
Franchise and other revenues	23,712	22,334	46,160	43,416
Total revenues	766,400	771,043	1,505,790	1,529,535
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	192,883	193,537	380,480	385,839
Restaurant labor	250,416	248,692	501,491	499,262
Restaurant expenses	188,649	193,131	376,778	389,774
Company restaurant expenses	631,948	635,360	1,258,749	1,274,875
Depreciation and amortization	37,655	39,305	76,175	78,191
General and administrative	33,088	33,546	65,446	66,083
Other gains and charges	9,261	1,306	22,415	7,384
Total operating costs and expenses	711,952	709,517	1,422,785	1,426,533
Operating income	54,448	61,526	83,005	103,002
Interest expense	14,321	13,641	28,205	22,450
Other, net	(1,015)	(383)	(1,491)	(682)
Income before provision for income taxes	41,142	48,268	56,291	81,234
Provision for income taxes	15,776	13,631	21,048	23,364
Net income	$25,366	$34,637	$35,243	$57,870

Basic net income per share	$0.55	$0.70	$0.74	$1.11

Diluted net income per share	$0.54	$0.69	$0.74	$1.09

Basic weighted average shares outstanding	46,432	49,833	47,362	52,339

Diluted weighted average shares outstanding	46,880	50,480	47,806	53,028

Other comprehensive income (loss):
Foreign currency translation adjustment	$(198)	$(1,664)	$820	$(2,145)
Other comprehensive income (loss)	(198)	(1,664)	820	(2,145)
Comprehensive income	$25,168	$32,973	$36,063	$55,725

Dividends per share	$0.38	$0.34	$0.76	$0.68

See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016
Cash Flows from Operating Activities:
Net income	$35,243	$57,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,175	78,191
Stock-based compensation	6,287	8,152
Deferred income taxes, net	10,514	(6,356)
Restructure charges and other impairments	14,457	8,000
Net loss (gain) on disposal of assets	1,294	(811)
Undistributed loss (earnings) on equity investments	330	(70)
Other	1,700	1,194
Changes in assets and liabilities:
Accounts receivable, net	(37,214)	(38,518)
Inventories	(532)	(829)
Restaurant supplies	(1,062)	(1,014)
Prepaid expenses	2,012	1,357
Other assets	(160)	(273)
Accounts payable	(4,322)	(4,424)
Gift card liability	40,337	52,651
Accrued payroll	(7,453)	(7,553)
Other accrued liabilities	5,024	8,062
Current income taxes	(20,448)	(13,636)
Other liabilities	(2,473)	831
Net cash provided by operating activities	119,709	142,824
Cash Flows from Investing Activities:
Payments for property and equipment	(48,559)	(60,055)
Proceeds from sale of assets	325	3,022
Insurance recoveries	1,000	—
Proceeds from note receivable	480	—
Net cash used in investing activities	(46,754)	(57,033)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	320,000	100,000
Payments on revolving credit facility	(276,000)	(138,000)
Purchases of treasury stock	(71,792)	(349,994)
Payments of dividends	(35,445)	(36,944)
Payments on long-term debt	(5,091)	(1,862)
Proceeds from issuances of treasury stock	1,042	3,837
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(10,216)
Net cash used in financing activities	(67,286)	(83,179)
Net change in cash and cash equivalents	5,669	2,612
Cash and cash equivalents at beginning of period	9,064	31,446
Cash and cash equivalents at end of period	$14,733	$34,058
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the "Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our unaudited consolidated financial statements as of December 27, 2017 and June 28, 2017 and for the thirteen and twenty-six week periods ended December 27, 2017 and December 28, 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 27, 2017, we owned, operated or franchised 1,682 restaurants in the United States and 31 countries and two territories outside of the United States.
The foreign currency translation adjustment included in comprehensive income on the consolidated statements of comprehensive income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture (prior to divestiture) from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the businesses. The accumulated other comprehensive loss ("AOCL") is presented on the consolidated balance sheets. Additionally, certain prior year balances in the consolidated balance sheets have been reclassified to conform with fiscal 2018 presentation. These reclassifications have no effect on our net income as previously reported and an immaterial impact on our prior year consolidated balance sheets.
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
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update changed the recognition of excess tax benefits and tax deficiencies resulting from the settlement of share-based awards from an adjustment to additional paid-in capital on the consolidated balance sheets to an adjustment to the provision for income taxes on the consolidated statements of comprehensive income and is applied on a prospective basis. This update also changed the classification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the consolidated statements of cash flows and is applied retrospectively.  This update was effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018.  Accordingly, we recognized a discrete tax benefit of $0.4 million in the provision for income taxes, which resulted in an increase in diluted net income per share of $0.01 in the consolidated statements of comprehensive income for the thirteen week period ended December 27, 2017. We recognized a discrete tax expense of $1.2 million in the provision for income taxes, which resulted in a decrease in diluted net income per share of $0.03, in the consolidated statements of comprehensive income for the twenty-six week period ended December 27, 2017. The inclusion of excess tax benefits and tax deficiencies within our provision for income taxes will increase its volatility as the amount of excess tax benefits or tax deficiencies from share-based compensation awards depends on our stock price at the date the awards vest. In addition, we reclassified $1.7 million of excess tax benefits received in the first six months of fiscal 2017 from cash flows from financing activities to cash flows from operating activities on our consolidated statement of cash flows for the twenty-six week period ended December 28, 2016. The adoption of the other provisions in this update, including the accounting policy election for accounting for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows, had no impact on our consolidated financial statements. We will continue to estimate forfeitures of share-based awards.
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

2. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the dilutive net income per share calculation.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
Basic weighted average shares outstanding	46,432	49,833	47,362	52,339
Dilutive stock options	95	223	89	235
Dilutive restricted shares	353	424	355	454
	448	647	444	689
Diluted weighted average shares outstanding	46,880	50,480	47,806	53,028

Awards excluded due to anti-dilutive effect on diluted net income per share	1,393	890	1,403	959

3. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the current quarter. The Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. Brinker’s federal statutory tax rate for fiscal 2018 is now 28% representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, our federal statutory tax rate will be 21%. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the provision for income taxes. The Company's deferred tax position is a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to our net deferred tax balance of $8.7 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018. Our accumulated foreign earnings and profits are in a loss position and therefore no taxes are applicable related to a deemed repatriation.
A reconciliation between the reported provision for income taxes and the amount computed by applying our federal statutory income tax rate of 28% to income before provision for income taxes is as follows (in thousands):

	Thirteen Week Period Ended December 27, 2017	Twenty-six Week Period Ended December 27, 2017
Income tax expense at statutory rate	$11,520	$15,761
FICA tax credit	(4,555)	(6,232)
State income taxes, net of federal benefit	1,362	1,863
Stock based compensation excess tax (windfall) shortfall	(400)	1,170
Revaluation of deferred taxes	8,738	8,738
Other	(889)	(252)
	$15,776	$21,048

4. OTHER GAINS AND CHARGES
Other gains and charges consist of the following (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
Restaurant closure charges	$4,306	$321	$4,544	$2,827
Restaurant impairment charges	1,974	1,851	9,133	1,851
Lease guarantee charges	1,433	—	1,433	—
Foreign currency transaction loss	882	—	882	—
Hurricane-related costs	572	—	5,220	—
Accelerated depreciation	483	—	966	—
Gain on the sale of assets, net	(348)	(2,569)	(303)	(2,569)
Information technology restructuring	—	209	—	2,700
Severance	—	—	—	293
Other	(41)	1,494	540	2,282
	$9,261	$1,306	$22,415	$7,384
Fiscal 2018
During the second quarter of fiscal 2018, we recorded restaurant closure charges of $4.3 million primarily related to lease termination charges and other costs associated with the closure of nine underperforming Chili's restaurants in the second quarter of fiscal 2018 located in Alberta, Canada. Alberta has an oil dependent economy and has experienced an economic recession in recent years related to lower oil production. The slower economy has negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return. During the first quarter of fiscal 2018, we recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili's restaurants located in Alberta, Canada. These restaurants were closed in the second quarter of fiscal 2018.
During the second quarter of fiscal 2018, we recorded restaurant impairment charges of $2.0 million primarily related to the long-lived assets of certain underperforming Maggiano's and Chili's restaurants that will continue to operate. See Note 8 for fair value disclosures. We also recorded lease guarantee charges of $1.4 million related to leases that were assigned to a divested brand. For additional lease guarantee disclosures, see Note 11 - Contingencies.
On October 13, 2017, we sold our Dutch subsidiary that held our equity interest in our Chili's joint venture in Mexico to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. We recorded a gain of $0.2 million which includes the recognition of $5.4 million of foreign currency translation losses reclassified from AOCL consisting of $5.9 million of foreign currency translation losses from previous years, partially offset by $0.5 million of current year foreign currency translation gains. The consideration for the shares will be paid in 72 equal installments, with one installment payment made at closing and the other payments to be made over 71 months pursuant to a promissory note. The note is denominated in pesos and is re-measured at the end of each period resulting in a gain or loss from foreign currency exchange rate changes. We recorded a $0.9 million foreign currency transaction loss in the second quarter due to the decline in the exchange rate for the Mexican peso relative to the U.S. dollar. The current portion of the note which represents the cash payments to be received over the next 12 months is included within accounts receivable, net while the long-term portion of the note is included within other assets.
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
Fiscal 2017
During the second quarter of fiscal 2017, we recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchise rights of six underperforming Chili's restaurants which continue to operate. See Note 8 for fair value disclosures.

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

	Thirteen Week Period Ended December 27, 2017
	Chili's	Maggiano's	Other	Consolidated
Company sales	$623,593	$119,095	$—	$742,688
Franchise and other revenues	16,523	7,189	—	23,712
Total revenues	640,116	126,284	—	766,400

Company restaurant expenses (a)	533,936	97,888	124	631,948
Depreciation and amortization	31,003	4,022	2,630	37,655
General and administrative	9,264	1,469	22,355	33,088
Other gains and charges	5,920	983	2,358	9,261
Total operating costs and expenses	580,123	104,362	27,467	711,952

Operating income (loss)	$59,993	$21,922	$(27,467)	$54,448

	Thirteen Week Period Ended December 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$632,085	$116,624	$—	$748,709
Franchise and other revenues	15,278	7,056	—	22,334
Total revenues	647,363	123,680	—	771,043

Company restaurant expenses (a)	537,170	98,098	92	635,360
Depreciation and amortization	32,643	4,055	2,607	39,305
General and administrative	9,414	1,688	22,444	33,546
Other gains and charges	2,943	12	(1,649)	1,306
Total operating costs and expenses	582,170	103,853	23,494	709,517

Operating income (loss)	$65,193	$19,827	$(23,494)	$61,526

	Twenty-Six Week Period Ended December 27, 2017
	Chili's	Maggiano's	Other	Consolidated
Company sales	$1,251,197	$208,433	$—	$1,459,630
Franchise and other revenues	34,788	11,372	—	46,160
Total revenues	1,285,985	219,805	—	1,505,790

Company restaurant expenses (a)	1,075,282	183,196	271	1,258,749
Depreciation and amortization	62,807	8,072	5,296	76,175
General and administrative	18,842	2,782	43,822	65,446
Other gains and charges	18,069	771	3,575	22,415
Total operating costs and expenses	1,175,000	194,821	52,964	1,422,785

Operating income (loss)	$110,985	$24,984	$(52,964)	$83,005

Segment assets	$1,136,225	$155,525	$108,795	$1,400,545
Payments for property and equipment	40,785	4,208	3,566	48,559

	Twenty-Six Week Period Ended December 28, 2016
	Chili's	Maggiano's	Other	Consolidated
Company sales	$1,280,728	$205,391	$—	$1,486,119
Franchise and other revenues	32,193	11,223	—	43,416
Total revenues	1,312,921	216,614	—	1,529,535

Company restaurant expenses (a)	1,092,740	181,683	452	1,274,875
Depreciation and amortization	65,244	7,941	5,006	78,191
General and administrative	19,344	3,212	43,527	66,083
Other gains and charges	4,869	746	1,769	7,384
Total operating costs and expenses	1,182,197	193,582	50,754	1,426,533

Operating income (loss)	$130,724	$23,032	$(50,754)	$103,002

Payments for property and equipment	$45,618	$8,116	$6,321	$60,055
___________________________________________________________________

(a)	Company restaurant expenses includes cost of sales, restaurant labor and restaurant expenses, including advertising.

Reconciliation of operating income to income before provision for income taxes:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
Operating income	$54,448	$61,526	$83,005	$103,002
Less interest expense	(14,321)	(13,641)	(28,205)	(22,450)
Plus other, net	1,015	383	1,491	682
Income before provision for income taxes	$41,142	$48,268	$56,291	$81,234

6. DEBT
Long-term debt consists of the following (in thousands):

	December 27, 2017	June 28, 2017
Revolving credit facility	$436,250	$392,250
5.00% notes	350,000	350,000
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	44,607	45,417
Total long-term debt	1,380,857	1,337,667
Less unamortized debt issuance costs and discounts	(7,337)	(8,189)
Total long-term debt less unamortized debt issuance costs and discounts	1,373,520	1,329,478
Less current installments	(8,265)	(9,649)
	$1,365,255	$1,319,829
During the twenty-six week period ended December 27, 2017, net borrowings of $44.0 million were drawn on the $1 billion revolving credit facility primarily to fund share repurchases.
Under the revolving credit facility, $890.0 million of the facility is due on September 12, 2021 and the remaining $110.0 million is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.95%. One month LIBOR at December 27, 2017 was approximately 1.57%.
As of December 27, 2017, $563.8 million of credit is available under the revolving credit facility. Obligations under our 2.60% notes, which will mature in May 2018, have been classified as long-term, reflecting our ability to refinance these notes through our existing revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.
7. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	December 27, 2017	June 28, 2017
Insurance	19,898	17,484
Property tax	19,015	16,566
Dividends	17,609	16,649
Sales tax	16,183	12,494
Interest	7,726	7,696
Other	41,359	40,626
	$121,790	$111,515

Other liabilities consist of the following (in thousands):

	December 27, 2017	June 28, 2017
Straight-line rent	$56,174	$57,464
Insurance	42,273	42,532
Landlord contributions	24,034	26,402
Unfavorable leases	4,149	5,398
Unrecognized tax benefits	3,576	3,116
Other	6,068	6,212
	$136,274	$141,124

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

(a)	Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of property and equipment, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Based on our semi-annual review, during the twenty-six week period ended December 27, 2017, we impaired long-lived assets with carrying values of $2.3 million, primarily related to one underperforming Maggiano's restaurant and one underperforming Chili's restaurant which will continue to operate. We determined the leasehold improvements associated with the impaired restaurants had a fair value of $0.3 million, based on Level 3 fair value measurements, resulting in an impairment charge of $2.0 million. During the first quarter of fiscal 2018, we impaired long-lived assets and reacquired franchise rights with carrying values of $6.0 million and $1.2 million, respectively, primarily related to nine underperforming Chili's restaurants located in Alberta, Canada which were identified for closure by management. We determined the leasehold improvements and other assets associated with these restaurants had no fair value, based on Level 3 fair value measurements, resulting in an impairment charge of $7.2 million. The restaurant assets were assigned a zero fair value as the decision to close the restaurants in the second quarter of fiscal 2018 will result in substantially all of the assets reverting to the landlords. During the twenty-six week period ended December 28, 2016, long-lived assets and reacquired franchise rights with carrying values of $1.2 million and $0.8 million, respectively, primarily related to six underperforming restaurants, were determined to have a total fair value of $0.2 million resulting in an impairment charge of $1.8 million.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review, during the second quarter of fiscal 2018 and fiscal 2017, we determined there was no impairment.
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. We determined that there was no impairment of goodwill during our annual test in the second quarter of fiscal 2018 and fiscal 2017 as the fair value of our reporting units was substantially in excess of the carrying value. No indicators of impairment were identified through the end of the second quarter of fiscal 2018.
All impairment charges were included in other gains and charges in the consolidated statements of comprehensive income for the periods presented.

(b)	Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, a long-term note receivable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
On October 13, 2017, we received an $18.0 million long-term note as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico.  We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs.  This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market.  As a result of this analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. The current portion of the note represents the cash payments to be received over the next 12 months and is included within accounts receivable, net, while the long-term portion of the note is included within other assets.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	December 27, 2017		June 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,784	$249,843	$249,495	$250,480
3.88% Notes	$298,090	$294,816	$297,912	$286,077
5.00% Notes	$344,790	$352,524	$344,405	$347,956

9. SHAREHOLDERS’ DEFICIT
In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. We repurchased approximately 2.2 million shares of our common stock for $71.8 million during the first two quarters of fiscal 2018. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit. As of December 27, 2017, approximately $294.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs.
During the first two quarters of fiscal 2018, we granted approximately 1.2 million stock options with a weighted average exercise price per share of $31.22 and a weighted average fair value per share of $4.45, and approximately 417,000 restricted share awards with a weighted average fair value per share of $31.23.
During the first two quarters of fiscal 2018, we paid dividends of $35.4 million to common stock shareholders, compared to $36.9 million in the prior year. Our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017. We also declared a quarterly dividend in November 2017, which was paid on December 28, 2017 in the amount of $17.6 million. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of December 27, 2017.

On October 13, 2017, we sold our Dutch subsidiary that held our equity interest in our Chili's joint venture in Mexico to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. We recorded a gain of $0.2 million which includes the recognition of $5.4 million of foreign currency translation losses reclassified from AOCL consisting of $5.9 million of foreign currency translation losses from previous years, partially offset by $0.5 million of current year foreign currency translation gains. The changes in AOCL for the first two quarters of fiscal 2018 are as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at June 28, 2017	$(11,921)
Cumulative losses as of June 28, 2017 reclassified from AOCL due to disposition	5,899
Current period other comprehensive income before reclassifications	1,339
Current period reclassifications from AOCL due to disposition	(519)
Net current period other comprehensive income	820
Balance at December 27, 2017	$(5,202)
10. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest in the first two quarters of fiscal 2018 and 2017 are as follows (in thousands):

	December 27, 2017	December 28, 2016
Income taxes, net of refunds	$30,520	$41,605
Interest, net of amounts capitalized	25,271	15,117

Non-cash investing and financing activities for the first two quarters of fiscal 2018 and 2017 are as follows (in thousands):

	December 27, 2017	December 28, 2016
Retirement of fully depreciated assets	$22,414	$13,157
Dividends declared but not paid	18,245	17,527
Accrued capital expenditures	4,672	4,311
Capital lease additions	4,281	1,147
11. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures, we have, in certain cases, guaranteed lease payments. As of December 27, 2017 and June 28, 2017, we have outstanding lease guarantees or are secondarily liable for $65.0 million and $69.0 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2018 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.
In July 2017, we were notified that Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, closed certain of its properties for which we are secondarily liable. Based on management’s belief that Mac Acquisition LLC would default on the leases for these closed locations, a liability was established based on an estimate of the obligation associated with these locations of approximately $1.1 million in fiscal 2017.
In October 2017, Mac Acquisition LLC filed for Chapter 11 bankruptcy protection and we were made aware that additional leases were rejected in the bankruptcy process. Based on the additional information obtained from the bankruptcy proceedings and in discussions with the landlords of the restaurants, we recorded an incremental charge of $1.4 million to increase our estimated liability pertaining to our obligations under these leases. We paid $0.5 million to settle the remaining obligations of two restaurants and believe our current liability of $2.0 million is appropriate based on our analysis of the potential settlements. We will continue to monitor the bankruptcy proceedings to assess the likelihood of any incremental losses. We have not been informed by landlords of Mac Acquisition LLC of any lease defaults other than those detailed in the bankruptcy filings. No other liabilities related to this matter have been recorded as of December 27, 2017.

We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 27, 2017, we had $31.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable annually.
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
12. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, net borrowings of $5.0 million were drawn on the revolving credit facility. Additionally, we repurchased approximately 500,000 shares of our common stock for $18.0 million. The number of shares is an estimate as settlement has not yet occurred.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the third quarter of fiscal 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016	December 27, 2017	December 28, 2016
Revenues:
Company sales	96.9%	97.1%	96.9%	97.2%
Franchise and other revenues	3.1%	2.9%	3.1%	2.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.0%	25.8%	26.1%	26.0%
Restaurant labor (1)	33.7%	33.3%	34.4%	33.6%
Restaurant expenses (1)	25.4%	25.8%	25.7%	26.2%
Company restaurant expenses (1)	85.1%	84.9%	86.2%	85.8%
Depreciation and amortization	4.9%	5.1%	5.1%	5.1%
General and administrative	4.3%	4.4%	4.3%	4.3%
Other gains and charges	1.2%	0.2%	1.5%	0.5%
Total operating costs and expenses	92.9%	92.0%	94.5%	93.3%
Operating income	7.1%	8.0%	5.5%	6.7%
Interest expense	1.9%	1.8%	1.8%	1.4%
Other, net	(0.2)%	(0.1)%	0.0%	0.0%
Income before provision for income taxes	5.4%	6.3%	3.7%	5.3%
Provision for income taxes	2.1%	1.8%	1.4%	1.5%
Net income	3.3%	4.5%	2.3%	3.8%

(1)	As a percentage of company sales.

The following table details the number of restaurant openings during the respective second quarter, year-to-date, total restaurants open at the end of the second quarter, and total projected openings in fiscal 2018:

	Second Quarter Openings		Year-to-Date Openings		Total Open at End Of Second Quarter		Projected Openings
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018
Company-owned restaurants:
Chili's domestic	3	1	4	3	940	935	5-6
Chili's international	—	1	—	1	5	14	—
Maggiano's	—	1	1	2	52	52	1
Total company-owned	3	3	5	6	997	1,001	6-7
Franchise restaurants:
Chili's domestic	1	1	4	2	316	316	5-7
Chili's international	9	8	19	12	369	341	38-43
Total franchise	10	9	23	14	685	657	43-50
Total restaurants:
Chili's domestic	4	2	8	5	1,256	1,251	10-13
Chili's international	9	9	19	13	374	355	38-43
Maggiano's	—	1	1	2	52	52	1
Grand total	13	12	28	20	1,682	1,658	49-57
At December 27, 2017, we owned the land and buildings for 190 of the 997 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $91.7 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the quarters ended December 27, 2017 and December 28, 2016, the MD&A should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. At December 27, 2017, we owned, operated, or franchised 1,682 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. We believe casual dining traffic has been negatively impacted by lower retail traffic in general. U.S. economic growth has been steady in recent years, but wage growth has been slow comparative to the post-recession economic recovery. This wage pressure has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home as the decline in grocery costs relative to casual dining prices allows consumers to save money. Consumers are also taking advantage of discounted fast food options which has placed additional pressure on the casual dining sector. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth.
Our primary focus this year has been improving the guest traffic trend at Chili’s. We have established foundational initiatives which we believe will result in improved traffic and sales. We have simplified our menu and back of house operations by reducing the number of menu items by forty percent. This initiative has improved kitchen efficiency and resulted in meals being delivered hotter and faster to our guests. During the second quarter of fiscal 2018, we continued with our investment in meatier burgers, ribs and fajitas - items Chili's has always been known for. We believe that guests are responding favorably to the new menu.
The Chili’s brand continues to leverage technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. Our new online ordering system expands our current capabilities and gives our guests greater control of their to-go experience. Our upgraded Chili’s mobile app provides the capability for digital curbside service so that guests can order, pay and notify us of their arrival through the app. These investments will allow Chili’s to meet the needs of our guests for all occasions. Enhancing the to-go and delivery businesses will allow us to further develop these lines of business and offer our guests more convenience.
We also plan to launch a Chili’s brand-wide reimage initiative which we believe will help us maintain relevance and increase long-term sales and traffic. This reimage initiative will be executed over the next three years. We believe that our reimage programs are vital to maintaining the relevance of the Chili’s brand. Based on our test results, we believe this investment will also result in solid returns.
We believe we remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. We anticipate further developing the lunch daypart this year through menu development and operational changes that will deliver convenience and value. We will continue to seek opportunities to reinforce value and create interest for the Chili's brand with new and varied offerings to further enhance sales and drive incremental traffic.
We believe that improvements at Chili's will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano's and our global business. Maggiano's opened a restaurant in the first quarter of fiscal 2018 based on our newer prototype, which includes a flexible dining area that may be used for banquets or opened up for general seating. This prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. We believe guests continue to respond well to Maggiano’s brunch menu, introduced earlier in this calendar year. Maggiano's is committed to delivering high quality food and a dining experience in line with this brand's heritage.

Our global Chili's business continues to grow with locations in 31 countries and two territories outside of the United States. Our international franchisees opened 9 new restaurants this quarter with plans to open 38-43 new restaurants this fiscal year.

REVENUES
Total revenues for the second quarter of fiscal 2018 decreased to $766.4 million, a 0.6% decrease from the $771.0 million generated for the same quarter of fiscal 2017 driven by a 0.8% decrease in company sales. The decrease in company sales for the second quarter was driven by a decline in comparable restaurant sales and a slight decrease in restaurant capacity (see table below).
Total revenues for the twenty-six week period ended December 27, 2017 were $1,505.8 million, a 1.6% decrease from the $1,529.5 million generated for the same period in fiscal 2017 driven by a 1.8% decrease in company sales. The decrease in company sales for the year-to-date period was driven by a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricane Harvey and Hurricane Irma in the first quarter (see table below). We estimate that Hurricanes Harvey and Irma negatively impacted company sales by approximately $5.4 million and net income per diluted share by approximately $0.03 in the first quarter of fiscal 2018.

	Thirteen Week Period Ended December 27, 2017
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(1.0)%	2.3%	0.8%	(4.1)%	(0.2)%
Chili’s	(1.5)%	2.3%	0.6%	(4.4)%	(0.3)%
Maggiano’s	1.8%	1.1%	1.1%	(0.4)%	0.4%
Chili's Franchise (3)	(1.0)%
U.S.	(1.7)%
International	0.1%
Chili's Domestic (4)	(1.6)%
System-wide (5)	(1.0)%

	Thirteen Week Period Ended December 28, 2016
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(2.9)%	2.0%	0.9%	(5.8)%	0.4%
Chili’s	(3.3)%	1.8%	1.4%	(6.5)%	0.2%
Maggiano’s	(0.8)%	2.6%	(0.9)%	(2.5)%	4.0%
Chili's Franchise (3)	(3.5)%
U.S.	(3.0)%
International	(4.2)%
Chili's Domestic (4)	(3.2)%
System-wide (5)	(3.1)%

	Twenty-six Week Period Ended December 27, 2017
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(2.1)%	2.5%	1.6%	(6.2)%	0.0%
Chili’s	(2.4)%	2.6%	1.6%	(6.6)%	(0.1)%
Maggiano’s	(0.1)%	0.7%	0.9%	(1.7)%	2.5%
Chili's Franchise (3)	(2.5)%
U.S.	(1.7)%
International	(3.9)%
Chili's Domestic (4)	(2.3)%
System-wide (5)	(2.2)%

	Twenty-six Week Period Ended December 28, 2016
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(2.1)%	1.7%	1.0%	(4.8)%	0.6%
Chili’s	(2.4)%	1.5%	1.4%	(5.3)%	0.4%
Maggiano’s	(0.7)%	2.5%	(1.1)%	(2.1)%	3.5%
Chili's Franchise (3)	(2.1)%
U.S.	(2.3)%
International	(1.8)%
Chili's Domestic (4)	(2.2)%
System-wide (5)	(2.1)%

(1)
Comparable restaurant sales includes all restaurants that have been in operation for more than 18 months. Restaurants temporarily closed for 14 days or more are excluded from comparable restaurant sales.

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

Chili’s company sales decreased 1.3% to $623.6 million in the second quarter of fiscal 2018 from $632.1 million in the second quarter of fiscal 2017 primarily due to a decline in comparable restaurant sales and restaurant capacity. For the year-to-date period, Chili's company sales decreased 2.3% to $1,251.2 million in fiscal 2018 from $1,280.7 million in fiscal 2017 primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Chili's comparable restaurant sales decreased 1.5% and 2.4% for the second quarter and year-to-date periods of fiscal 2018, respectively, compared to the prior year periods. Company-owned restaurant capacity decreased 0.3% and 0.1% for the second quarter and year-to-date periods of fiscal 2018, respectively, compared to the prior year periods due to four net restaurant closures since the second quarter of fiscal 2017.
Maggiano’s company sales increased 2.1% to $119.1 million in the second quarter of fiscal 2018 from $116.6 million in the second quarter of fiscal 2017 primarily due to an increase in comparable restaurant sales and restaurant capacity. For the year-to-date period, Maggiano’s company sales increased 1.5% to $208.4 million in fiscal 2018 from $205.4 million in fiscal 2017 primarily driven by an increase in restaurant capacity, partially offset by a decrease in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Maggiano's capacity increased 0.4% and 2.5% for the second quarter and year-to-date periods of fiscal 2018, respectively, compared to the prior year periods due to one net restaurant opening since the second quarter of fiscal 2017. Comparable restaurant sales increased 1.8% for the second quarter and decreased 0.1% for the year-to-date period of fiscal 2018, respectively, compared to the prior year periods.
Franchise and other revenues increased 6.3% to $23.7 million in the second quarter of fiscal 2018 compared to $22.3 million in the second quarter of fiscal 2017. For the year-to-date period, franchise and other revenues increased 6.3% to $46.2 million in fiscal 2018 from $43.4 million in fiscal 2017. The increases were primarily driven by an increase in gift card related revenues. Our franchisees generated approximately $324 million and $640 million in sales for the second quarter and year-to-date periods of fiscal 2018, respectively.

COSTS AND EXPENSES
Cost of sales, as a percent of company sales, increased to 26.0% for the second quarter and 26.1% for the year-to-date period of fiscal 2018 from 25.8% and 26.0% for the respective prior year periods. Cost of sales, as a percent of company sales, was negatively impacted by unfavorable menu item mix and unfavorable commodity pricing related to produce, partially offset by increased menu pricing and favorable commodity pricing related to beef.
Restaurant labor, as a percent of company sales, increased to 33.7% for the second quarter and 34.4% for the year-to-date period of fiscal 2018 from 33.3% and 33.6% for the respective prior year periods primarily due to higher wage rates and sales deleverage, partially offset by lower incentive bonuses.
Restaurant expenses, as a percent of company sales, decreased to 25.4% for the second quarter and 25.7% for the year-to-date period of fiscal 2018 from 25.8% and 26.2% for the respective prior year periods primarily due to lower advertising, repairs and maintenance and workers' compensation insurance expenses, partially offset by sales deleverage.
Depreciation and amortization expense decreased $1.7 million and $2.0 million for the second quarter and year-to-date periods of fiscal 2018, respectively, compared to the same periods in the prior year primarily due to an increase in fully depreciated assets and restaurant closures, partially offset by depreciation on asset replacements and new restaurant openings.
General and administrative expense decreased approximately $0.5 million for the second quarter and $0.6 million for the year-to-date period of fiscal 2018 compared to the respective prior year periods primarily due to lower compensation-related expenses.
In the second quarter of fiscal 2018, other gains and charges were $9.3 million. We recorded restaurant closure charges of $4.3 million primarily related to lease termination charges and other costs associated with the closure of nine underperforming Chili's restaurants located in Alberta, Canada and restaurant impairment charges of $2.0 million primarily related to the long-lived assets of certain underperforming Maggiano's and Chili's restaurants which will continue to operate. In addition, we recorded lease guarantee charges of $1.4 million related to leases that were assigned to a divested brand. In the first quarter of fiscal 2018, other gains and charges were $13.2 million. We recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili's restaurants located in Canada which were closed in the second quarter of fiscal 2018. Additionally, we incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage.
In the second quarter of fiscal 2017, other gains and charges were $1.3 million. We recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchisee rights of six underperforming Chili's restaurants. In the first quarter of fiscal 2017, other gains and charges were $6.1 million. We recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the first quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with our information technology restructuring.
Interest expense increased approximately $0.7 million for the second quarter and $5.8 million for the year-to-date period of fiscal 2018 compared to the respective prior year periods primarily due to higher average borrowing balances and higher interest rates.
SEGMENT RESULTS
Chili's revenues decreased 1.1% to $640.1 million in the second quarter of fiscal 2018 from $647.4 million in the prior year primarily due to a decline in comparable restaurant sales and restaurant capacity. Chili's operating income, as a percent of total revenues, was 9.4% for the second quarter of fiscal 2018 compared to 10.1% for the prior year period. The decrease was primarily driven by sales deleverage, higher restaurant closure charges, higher restaurant labor wage rates and unfavorable product mix, partially offset by increased menu pricing and lower employee health insurance costs and advertising. The decrease was also partially offset by lower incentive bonus and repairs and maintenance expenses.
For the year-to-date period, Chili's revenues decreased 2.0% to $1,286.0 million from $1,312.9 million in the prior year period. The decrease was primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Chili's operating income, as a percent of total revenues, was 8.6% for the year-to-date period of fiscal 2018 compared to 10.0% for the respective prior year period. The decrease was primarily driven by sales deleverage, unfavorable menu item mix and commodity pricing and higher restaurant labor wage rates, partially offset by increased menu pricing and lower advertising and repairs and maintenance expenses. The decrease in Chili's operating income was also due to impairment charges for underperforming restaurants, restaurant closure charges and hurricane-related expenses.

Maggiano's revenues increased 2.1% to $126.3 million in the second quarter of fiscal 2018 from $123.7 million in the prior year primarily due to an increase in comparable restaurant sales. Maggiano's operating income, as a percent of total revenues, was 17.4% for the second quarter of fiscal 2018 compared to 16.0% for the prior year period. The increase was primarily driven by sales leverage, lower incentive bonuses and increased menu pricing. The increase in Maggiano's operating income was also due to lower property taxes, preopening and workers' compensation insurance expenses, partially offset by an impairment charge for an underperforming restaurant, higher restaurant labor wage rates and unfavorable commodity pricing.
For the year-to-date period, Maggiano's revenues increased 1.5% to $219.8 million from $216.6 million in the prior year. The increase was primarily due to an increase in restaurant capacity in second quarter of fiscal 2018, partially offset by a decrease in comparable restaurant sales in the first quarter of fiscal 2018 including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Maggiano's operating income, as a percent of total revenues, was 11.4% for the year-to-date period of fiscal 2018 compared to 10.6% for the respective prior year period. The increase was primarily driven by sales leverage, lower incentive bonuses and increased menu pricing. The increase in Maggiano's operating income was also due to lower workers' compensation insurance, preopening and repairs and maintenance expenses, partially offset by higher restaurant labor wage rates and unfavorable commodity pricing and menu item mix.

INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the current quarter. The Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. Brinker’s federal statutory tax rate for fiscal 2018 is now 28% representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, our federal statutory tax rate will be 21%. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the provision for income taxes. The Company's deferred tax position is a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to our net deferred tax balance of $8.7 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018.
The effective income tax rate increased to 38.3% and 37.4% for the second quarter and year-to-date periods of fiscal 2018 compared to 28.2% and 28.8% in the prior year comparable periods. The majority of this increase was due to the re-measurement of the company’s net deferred tax assets related to the Tax Act. The lower federal statutory tax rate will have a material positive impact on the Company’s effective tax rate and cash paid for income taxes. We expect the annual effective tax rate to range from 20% to 22%.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities
During the twenty-six week period ended December 27, 2017, net cash provided by operating activities was $119.7 million compared to $142.8 million in the prior year primarily due to lower earnings and gift card sales in the current year, partially offset by lower tax payments.

Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(48,559)	$(60,055)
Proceeds from sale of assets	325	3,022
Insurance recoveries	1,000	—
Proceeds from note receivable	480	—
	$(46,754)	$(57,033)
Capital expenditures decreased to approximately $48.6 million for the twenty-six week period ended December 27, 2017 compared to $60.1 million for the prior year primarily due to the prior year increase in purchases for new beer taps for the line of craft beers launched in fiscal 2017 and a decrease in Chili's new restaurant construction.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended
	December 27, 2017	December 28, 2016
Net cash used in financing activities (in thousands):
Borrowings on revolving credit facility	$320,000	$100,000
Payments on revolving credit facility	(276,000)	(138,000)
Purchases of treasury stock	(71,792)	(349,994)
Payments of dividends	(35,445)	(36,944)
Payments on long-term debt	(5,091)	(1,862)
Proceeds from issuances of treasury stock	1,042	3,837
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(10,216)
	$(67,286)	$(83,179)
Net cash used in financing activities for the twenty-six week period ended December 27, 2017 decreased to $67.3 million from $83.2 million in the prior year primarily due to a decrease in spending on share repurchases, net borrowing activity on the revolver, and the prior year payment of debt issuance costs, partially offset by prior year proceeds from the issuance of long-term debt.
During the twenty-six week period ended December 27, 2017, we repurchased approximately 2.2 million shares of our common stock for $71.8 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Subsequent to the end of the quarter, we repurchased approximately 500,000 shares of our common stock for $18.0 million. The number of shares is an estimate as settlement has not yet occurred.
During the twenty-six week period ended December 27, 2017, net borrowings of $44.0 million were drawn on the $1 billion revolving credit facility. As of December 27, 2017, $436.3 million was outstanding under the revolving credit facility. Subsequent to the end of the quarter, net borrowings of $5.0 million were drawn on the revolving credit facility.
Under the revolving credit facility, the maturity date for $890.0 million of the facility is September 12, 2021 and the remaining $110.0 million is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 2.95%. One month LIBOR at December 27, 2017 was approximately 1.57%. As of December 27, 2017, $563.8 million of credit is available under the revolving credit facility. As of December 27, 2017, we were in compliance with all financial debt covenants.
As of December 27, 2017, our credit rating by Standard and Poor’s (“S&P”) was BB+ and our Corporate Family Rating by Moody's was Ba1, all with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.

During the first two quarters of fiscal 2018, we paid dividends of $35.4 million to common stock shareholders, compared to $36.9 million in the same period of fiscal 2017. Additionally, our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017. We also declared a quarterly dividend in November 2017, which was paid on December 28, 2017 in the amount of $17.6 million. The dividend accrual was included in other accrued liabilities on our consolidated balance sheet as of December 27, 2017.
In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. As of December 27, 2017, approximately $294.9 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 11 - Contingencies, in our consolidated financial statements in Part I, Item 1 of this Form 10-Q. Other than these items, we did not have any off-balance sheet arrangements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs and our franchise agreements, as well as which adoption method will be used. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the third quarter of fiscal 2018.
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
Previously Identified Material Weakness
In connection with the preparation of the consolidated financial statements for the year ended June 28, 2017, we identified and assessed a material weakness relating to the accuracy of the deferred income tax liability, primarily related to property and equipment, as a result of immaterial errors in prior years. We have developed a remediation plan and have designed and implemented new internal controls in an effort to remediate the material weakness described below. Given the fact that these new internal controls have not been fully tested we concluded that the material weakness was not remediated as of December 27, 2017. We believe that once our testing is completed on these controls the material weakness will be remediated.
In light of the material weakness related to internal controls over income tax reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this quarterly report on Form 10-Q including the execution of the new internal controls. These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Remediation
The Company is committed to remediating the material weakness identified in our annual report on form 10-K for the year ended June 28, 2017 related to the accuracy of the deferred tax liability primarily associated with property and equipment. We have developed a remediation plan and are executing changes in our financial reporting processes and related internal controls to address the material weakness in internal control over financial reporting. Specifically, we have begun and intend to continue to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively:

•	The Company has engaged external tax advisors to assist with the design and implementation of a remediation plan that will enhance internal control over financial reporting for income taxes;

•
The Company has implemented new reporting processes and system improvements in our tax department that simplify and improve manual reconciliation controls and will allow us to more effectively train tax department personnel; and

•
Ensuring that tax department personnel effectively collaborate with financial reporting and other key departments to gain a better understanding of the information, analysis, and documentation necessary for the accurate presentation of deferred income taxes.

Management has implemented key internal controls as of December 27, 2017 to remediate the material weakness.  The testing effort to assess the design and operating effectiveness of the controls will be completed during the year-end close process and Management believes the material weakness will be fully remediated prior to filing the fiscal 2018 annual report.
Changes in Internal Control over Financial Reporting
Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above, there were no changes in our internal control over financial reporting during our second quarter ended December 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks related to our business include:

•	The effect of competition on our operations and financial results.

•	Changes in consumer preferences may decrease demand for food at our restaurants.

•	Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.

•	Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a materially negative affect on our financial performance.

•	Unfavorable publicity relating to one or more of our company-owned or franchised restaurants in a particular brand that may taint public perception of the brand.

•	Employment and labor laws and regulations may increase the cost of labor for our restaurants.

•	The effect of governmental regulation on our ability to maintain our existing and future operations and to open new restaurants.

•	Increased costs and/or reduced revenues from shortages or interruptions in the availability and delivery of food and other supplies.

•	The effect of the implementation of the Tax Cuts and Jobs Act of 2017 on our consolidated financial statements.

•	Our ability to consummate successful strategic transactions that are important to our future growth and profitability.

•	Our inability to meet our business strategy plan and the impact on our profitability in the future.

•	Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.

•	Failure to recruit, train and retain high-quality restaurant management and team members may result in lower guest satisfaction and lower sales and profitability.

•	The impact of slow economic growth on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•	The success of our franchisees to our future growth.

•	Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

•	Inflation and fluctuation in energy costs may increase our operating expenses.

•	The general decrease in sales volumes during winter months.

•	Failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

•	Litigation could have a material adverse impact on our business and our financial performance.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited consolidated financial statements set forth in Part I of this report.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the second quarter of fiscal 2018 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 28, 2017 through November 1, 2017	949,249	$31.61	948,596	$294,931
November 2, 2017 through November 29, 2017	1,585	$33.35	—	$294,931
November 30, 2017 through December 27, 2017	—	$—	—	$294,931
	950,834	$31.61	948,596

(a)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the second quarter of fiscal 2018, 2,238 shares were tendered by team members at an average price of $32.93.

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

BRINKER INTERNATIONAL, INC.

Date: February 2, 2018	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2018	By:	/s/ Joseph G. Taylor
Joseph G. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)