Form 10-Q
period 2018-03-28
BRINKER INTERNATIONAL INC
filed 2018-05-04
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2018
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS	75240
(Address of principal executive offices)	(Zip Code)
(972) 980-9917
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.10 par value	43,853,794 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 28, 2018	June 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,400	$9,064
Accounts receivable, net	44,336	44,658
Inventories	24,407	24,997
Restaurant supplies	46,685	46,380
Prepaid expenses	15,191	19,226
Total current assets	144,019	144,325
Property and Equipment, at Cost:
Land	149,150	149,098
Buildings and leasehold improvements	1,673,950	1,655,227
Furniture and equipment	719,924	713,228
Construction-in-progress	10,563	21,767
	2,553,587	2,539,320
Less accumulated depreciation and amortization	(1,609,722)	(1,538,706)
Net property and equipment	943,865	1,000,614
Other Assets:
Goodwill	164,011	163,953
Deferred income taxes, net	29,239	37,029
Intangibles, net	24,744	27,512
Other	31,001	30,200
Total other assets	248,995	258,694
Total assets	$1,336,879	$1,403,633
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments of long-term debt	$7,301	$9,649
Accounts payable	97,166	104,231
Gift card liability	126,627	126,482
Accrued payroll	75,995	70,281
Other accrued liabilities	139,051	111,515
Income taxes payable	2,857	14,203
Total current liabilities	448,997	436,361
Long-term debt, less current installments	1,361,705	1,319,829
Other liabilities	134,719	141,124
Commitments and Contingencies (Note 11)
Shareholders’ Deficit:
Common stock - 250,000,000 authorized shares; $0.10 par value; 176,246,649 shares issued and 43,843,747 shares outstanding at March 28, 2018 and 176,246,649 shares issued and 48,440,721 shares outstanding at June 28, 2017	17,625	17,625
Additional paid-in capital	509,479	502,074
Accumulated other comprehensive loss	(5,445)	(11,921)
Retained earnings	2,655,387	2,627,073
	3,177,046	3,134,851
Less treasury stock, at cost (132,402,902 shares at March 28, 2018 and 127,805,928 shares at June 28, 2017)	(3,785,588)	(3,628,532)
Total shareholders’ deficit	(608,542)	(493,681)
Total liabilities and shareholders’ deficit	$1,336,879	$1,403,633
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017	March 28, 2018	March 29, 2017
Revenues:
Company sales	$790,495	$790,624	$2,250,125	$2,276,743
Franchise and other revenues	22,039	20,017	68,199	63,433
Total revenues	812,534	810,641	2,318,324	2,340,176
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales	207,328	201,903	587,808	587,742
Restaurant labor	265,367	261,632	766,858	760,894
Restaurant expenses	190,205	192,372	566,983	582,146
Company restaurant expenses	662,900	655,907	1,921,649	1,930,782
Depreciation and amortization	37,553	39,335	113,728	117,526
General and administrative	36,619	35,931	102,065	102,014
Other gains and charges	2,752	6,600	25,167	13,984
Total operating costs and expenses	739,824	737,773	2,162,609	2,164,306
Operating income	72,710	72,868	155,715	175,870
Interest expense	14,549	13,658	42,754	36,108
Other, net	(755)	(402)	(2,246)	(1,084)
Income before provision for income taxes	58,916	59,612	115,207	140,846
Provision for income taxes	12,000	17,243	33,048	40,607
Net income	$46,916	$42,369	$82,159	$100,239

Basic net income per share	$1.03	$0.87	$1.76	$1.96

Diluted net income per share	$1.02	$0.86	$1.74	$1.93

Basic weighted average shares outstanding	45,433	48,954	46,719	51,211

Diluted weighted average shares outstanding	45,973	49,506	47,195	51,854

Other comprehensive income (loss):
Foreign currency translation adjustment	$(243)	$734	$577	$(1,411)
Other comprehensive income (loss)	(243)	734	577	(1,411)
Comprehensive income	$46,673	$43,103	$82,736	$98,828

Dividends per share	$0.38	$0.34	$1.14	$1.02
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017
Cash Flows from Operating Activities:
Net income	$82,159	$100,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,728	117,526
Stock-based compensation	11,037	13,237
Deferred income taxes, net	7,788	(8,684)
Restructure charges and other impairments	16,047	8,837
Net loss (gain) on disposal of assets	1,360	(628)
Undistributed loss (earnings) on equity investments	330	(82)
Other	2,431	2,082
Changes in assets and liabilities:
Accounts receivable, net	2,710	11,078
Inventories	(128)	(1,386)
Restaurant supplies	(1,118)	(1,338)
Prepaid expenses	3,915	3,273
Other assets	(148)	(340)
Accounts payable	290	(7,487)
Gift card liability	145	9,109
Accrued payroll	5,708	4,592
Other accrued liabilities	6,679	10,576
Current income taxes	(10,961)	(14,603)
Other liabilities	(4,270)	(338)
Net cash provided by operating activities	237,702	245,663
Cash Flows from Investing Activities:
Payments for property and equipment	(69,503)	(79,730)
Proceeds from sale of assets	14,825	3,077
Insurance recoveries	1,747	—
Proceeds from note receivable	1,185	—
Net cash used in investing activities	(51,746)	(76,653)
Cash Flows from Financing Activities:
Borrowings on revolving credit facility	524,000	200,000
Payments on revolving credit facility	(484,000)	(328,000)
Purchases of treasury stock	(162,004)	(350,768)
Payments of dividends	(53,098)	(54,087)
Payments on long-term debt	(7,834)	(2,847)
Proceeds from issuances of treasury stock	1,316	4,505
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(10,216)
Net cash used in financing activities	(181,620)	(191,413)
Net change in cash and cash equivalents	4,336	(22,403)
Cash and cash equivalents at beginning of period	9,064	31,446
Cash and cash equivalents at end of period	$13,400	$9,043
See accompanying notes to consolidated financial statements.

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our unaudited consolidated financial statements as of March 28, 2018 and June 28, 2017 and for the thirteen and thirty-nine week periods ended March 28, 2018 and March 29, 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 28, 2018, we owned, operated or franchised 1,686 restaurants, consisting of 997 company-owned restaurants and 689 franchised restaurants, located in the United States, two United States territories and 31 other countries.
The foreign currency translation adjustment included in Comprehensive income on the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture (prior to divestiture) from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the businesses. The Accumulated other comprehensive loss (“AOCL”) is presented on the Consolidated Balance Sheets. Additionally, certain prior year balances in the Consolidated Balance Sheets have been reclassified to conform to fiscal 2018 presentation. These reclassifications have no effect on our net income as previously reported and an immaterial impact on our prior year Consolidated Balance Sheets.
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. Actual results could differ from those estimates.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update changed the recognition of excess tax benefits and tax deficiencies resulting from the settlement of share-based awards from an adjustment to Additional paid-in capital on the Consolidated Balance Sheets to an adjustment to the Provision for income taxes on the Consolidated Statements of Comprehensive Income and is applied on a prospective basis. This update also changed the classification of excess tax benefits from cash flows from financing activities to cash flows from operating activities on the Consolidated Statements of Cash Flows and is applied retrospectively. This update was effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. We recognized a discrete tax expense of $1.1 million in the Provision for income taxes, which resulted in a decrease in Diluted net income per share of $0.02, in the Consolidated Statements of Comprehensive Income for the thirty-nine week period ended March 28, 2018. The impact for the thirteen week period ended March 28, 2018 was negligible, and did not result in any impact to our to Diluted net income per share in the Consolidated Statements of Comprehensive Income. The inclusion of excess tax benefits and tax deficiencies within our Provision for income taxes will increase its volatility as the amount of excess tax benefits or tax deficiencies from share-based compensation awards depends on our stock price at the date the awards vest. In addition, we reclassified $2.0 million of excess tax benefits received from cash flows from financing activities to cash flows from operating activities on our Consolidated Statements of Cash Flows for the thirty-nine week period ended March 29, 2017. The adoption of the other provisions in this update, including the accounting policy election for accounting for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows, had no impact on our consolidated financial statements. We will continue to estimate forfeitures of share-based awards.
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations. The Notes to the Consolidated Financial Statements (unaudited) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the June 28, 2017 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes.

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
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017	March 28, 2018	March 29, 2017
Basic weighted average shares outstanding	45,433	48,954	46,719	51,211
Dilutive stock options	115	168	98	212
Dilutive restricted shares	425	384	378	431
	540	552	476	643
Diluted weighted average shares outstanding	45,973	49,506	47,195	51,854

Awards excluded due to anti-dilutive effect on diluted net income per share	974	993	1,260	970

3. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the second quarter. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our federal statutory tax rate for fiscal 2018 is now 28.1%, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, our federal statutory tax rate will be 21.0%. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the Provision for income taxes. For the thirty-nine week period ended March 28, 2018, the adjustment was $8.4 million, this changed slightly from the prior quarter due to revised full year estimates for changes in our net deferred tax balance. Our accumulated foreign earnings and profits are in a loss position and therefore no taxes are applicable related to a deemed repatriation.
A reconciliation between the reported provision for income taxes and the amount computed by applying our federal statutory income tax rate of 28.1% to Income before provision for income taxes is as follows (in thousands):

	Thirteen Week Period Ended March 28, 2018	Thirty-Nine Week Period Ended March 28, 2018
Income tax expense at statutory rate	$16,555	$32,373
FICA tax credit	(7,087)	(13,857)
State income taxes, net of federal benefit	2,284	4,467
Stock based compensation excess tax (windfall) shortfall	(43)	1,127
Revaluation of deferred taxes	(321)	8,417
Other	612	521
	$12,000	$33,048

4. OTHER GAINS AND CHARGES
Other gains and charges in the Consolidated Statements of Comprehensive Income consist of the following (in thousands):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017	March 28, 2018	March 29, 2017
Restaurant closure charges	$2,777	$794	$7,321	$3,621
Lease guarantee charges	510	—	1,943	—
Accelerated depreciation	483	—	1,449	—
Hurricane-related costs	240	—	5,460	—
Foreign currency transaction gain	(948)	—	(66)	—
Restaurant impairment charges	—	—	9,133	1,851
Gain on the sale of assets, net	—	(55)	(303)	(2,624)
Severance	—	5,929	—	6,222
Information technology restructuring	—	—	—	2,700
Other	(310)	(68)	230	2,214
	$2,752	$6,600	$25,167	$13,984
Fiscal 2018
Restaurant closure charges during the third quarter of fiscal 2018 were $2.8 million which includes $1.7 million related to lease termination expenses. We are the primary lessee of leases that were sublet to a divested brand, currently in bankruptcy proceedings, that discontinued sublease rental payments and closed the restaurants. Additionally, we recorded Lease guarantee charges of $0.5 million in the third quarter of fiscal 2018, and $1.4 million in the second quarter of fiscal 2018 related to the same divested brand for certain leases under which we were secondarily liable. For additional information on lease guarantees, see Note 11 - Contingencies.
Restaurant closure charges during the thirty-nine week period ended March 28, 2018 primarily includes expenses associated with nine Alberta, Canada Chili’s restaurants closed during the second quarter of fiscal 2018. Alberta has an oil dependent economy and has experienced an economic recession in recent years related to lower oil production. The slower economy has negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return. During the third quarter of fiscal 2018, $1.1 million of Restaurant closure charges was recorded primarily due to landlord rejections of previously identified sublease tenants related to Chili’s restaurants in Alberta, Canada closed during the second quarter. During the second quarter of fiscal 2018, we recorded Restaurant closure charges of $4.3 million primarily related to lease termination charges and other costs associated with certain locations for which no sublease tenant was identified. During the first quarter of fiscal 2018, we recorded Restaurant impairment charges also related to the Canada closures of $7.2 million primarily related to the long-lived assets and reacquired franchise rights.
Additionally, during the second quarter of fiscal 2018, we recorded Restaurant impairment charges of $2.0 million primarily related to the long-lived assets of certain underperforming Maggiano’s and Chili’s restaurants that will continue to operate. See Note 8 - Fair Value Measurements for further details.
Accelerated depreciation of $0.5 million and $1.4 million was recorded during the third quarter and the thirty-nine week period ended March 28, 2018, respectively, primarily related to depreciation on certain leasehold improvements at the corporate headquarters property. We plan to relocate the corporate headquarters in fiscal 2019.
During the third quarter of fiscal 2018, we sold the portion of our current headquarters property that we owned for net proceeds of $13.7 million. We will continue to occupy the property rent-free until our new corporate headquarters location is available or March 31, 2019. The net sales proceeds have been recorded within Other accrued liabilities on the Consolidated Balance Sheets (see Note 7 - Accrued and Other Liabilities for further details), until we have fully relinquished possession of the sold property and our involvement has been terminated. Once our possession of the existing headquarters has terminated, we will recognize the sale, and record a gain related to the transaction. As of March 28, 2018, Land of $5.9 million, and additional Net property and equipment of $2.3 million were recorded on our Consolidated Balance Sheets related to the sold property.

Hurricane-related costs include incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. Our restaurants were closed in the areas affected by these disasters and our team members were unable to work. Payments were made to assist our team members during these crises and to promote retention. We carry insurance coverage for these types of natural disasters. It was determined that Hurricane Irma damage was below insurance claim deductible limits, and we do not expect any insurance proceeds related to this storm. During the second quarter of fiscal 2018, we received insurance proceeds related to certain Hurricane Harvey property damage of $1.0 million that was mostly offset by the long-lived asset write-off, of which the net amount of $0.1 million was included within Other gains and charges in the Consolidated Statements of Comprehensive Income. The business interruption portion of the claim relating to Hurricane Harvey is still under review following the established claims adjusting process.
During the third quarter of fiscal 2018, we received property damage insurance proceeds of $0.5 million related to natural flooding in Louisiana that are recorded within Other gains and charges in the Consolidated Statements of Comprehensive Income. Additionally, during the third quarter, we received business interruption funds of $0.4 million related to the Louisiana flooding from insurers that are recorded within Restaurant expenses on the Consolidated Statements of Comprehensive Income.
During the second quarter of fiscal 2018, we sold our equity interest in our Mexico joint venture to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. We received a note as consideration to be paid in 72 equal installments, with one installment payment made at closing and the other payments to be made over 71 months pursuant to the note. The note is denominated in Mexican pesos and is re-measured to U.S. dollars at the end of each period resulting in a gain or loss from foreign currency exchange rate changes. Foreign currency transaction gain for the third quarter of fiscal 2018 included a $0.9 million gain because the value of the Mexican peso increased as compared to the U.S. dollar during this period. During the second quarter of fiscal 2018, we recorded a $0.9 million loss due to the decline in the exchange rate for the Mexican peso relative to the U.S. dollar.
Additionally, related to the CMR equity interest sale, in the second quarter of fiscal 2018 we recorded a gain of $0.2 million within Gain on the sale of assets, net which included the recognition of prior period foreign currency translation losses reclassified from AOCL, please see Note 9 - Shareholders’ Deficit for further details. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets on the Consolidated Balance Sheets.
Fiscal 2017
During the third quarter of fiscal 2017, we completed a reorganization of the Chili’s restaurant operations team and certain departments at the corporate headquarters to better align our staffing with the current management strategy and resource needs. This employee separation action resulted in severance charges and accelerated stock-based compensation expenses of $5.9 million. Substantially all of the severance amounts were paid by the end of the third quarter of fiscal 2017. Additionally, we recorded restaurant closure charges of $0.8 million primarily related to lease and other costs associated with closed restaurants.
During the second quarter of fiscal 2017, we recorded a $2.6 million gain on the sale of property, partially offset by restaurant impairment charges of $1.9 million primarily related to the long-lived assets and reacquired franchise rights of six underperforming Chili’s restaurants which continue to operate. See Note 8 - Fair Value Measurements for further details.
During the first quarter of fiscal 2017, we recorded restaurant closure charges of $2.5 million primarily related to lease termination charges for restaurants closed during the quarter. Additionally, we incurred $2.5 million of professional fees and severance associated with our information technology restructuring.

5. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise business. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants.
Company sales are derived principally from the sales of food and beverages. Franchise and other revenues primarily includes royalties, development fees, franchise fees, banquet service charge income, gift card breakage and discounts, digital entertainment revenue, Chili’s retail food product royalties and delivery fee income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.

Our chief operating decision maker uses operating income as the measure for assessing performance of our operating segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs, restaurant labor costs and restaurant expenses, including advertising. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended March 28, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$688,879	$101,616	$—	$790,495
Franchise and other revenues	17,204	4,835	—	22,039
Total revenues	706,083	106,451	—	812,534

Company restaurant expenses	572,812	89,991	97	662,900
Depreciation and amortization	31,011	3,957	2,585	37,553
General and administrative	10,601	1,420	24,598	36,619
Other gains and charges	(75)	6	2,821	2,752
Total operating costs and expenses	614,349	95,374	30,101	739,824

Operating income (loss)	91,734	11,077	(30,101)	72,710
Interest expense	—	—	14,549	14,549
Other, net	—	—	(755)	(755)
Income (loss) before provision for income taxes	$91,734	$11,077	$(43,895)	$58,916

	Thirteen Week Period Ended March 29, 2017
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$689,662	$100,962	$—	$790,624
Franchise and other revenues	15,224	4,793	—	20,017
Total revenues	704,886	105,755	—	810,641

Company restaurant expenses	565,327	90,454	126	655,907
Depreciation and amortization	32,386	4,078	2,871	39,335
General and administrative	8,771	1,624	25,536	35,931
Other gains and charges	4,233	—	2,367	6,600
Total operating costs and expenses	610,717	96,156	30,900	737,773

Operating income (loss)	94,169	9,599	(30,900)	72,868
Interest expense	—	—	13,658	13,658
Other, net	—	—	(402)	(402)
Income (loss) before provision for income taxes	$94,169	$9,599	$(44,156)	$59,612

	Thirty-Nine Week Period Ended March 28, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,940,076	$310,049	$—	$2,250,125
Franchise and other revenues	51,992	16,207	—	68,199
Total revenues	1,992,068	326,256	—	2,318,324

Company restaurant expenses	1,648,094	273,187	368	1,921,649
Depreciation and amortization	93,818	12,029	7,881	113,728
General and administrative	29,443	4,202	68,420	102,065
Other gains and charges	17,994	777	6,396	25,167
Total operating costs and expenses	1,789,349	290,195	83,065	2,162,609

Operating income (loss)	202,719	36,061	(83,065)	155,715
Interest expense	—	—	42,754	42,754
Other, net	—	—	(2,246)	(2,246)
Income (loss) before provision for income taxes	$202,719	$36,061	$(123,573)	$115,207

Segment assets	$1,126,650	$151,649	$58,580	$1,336,879
Payments for property and equipment	58,613	5,590	5,300	69,503

	Thirty-Nine Week Period Ended March 29, 2017
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,970,390	$306,353	$—	$2,276,743
Franchise and other revenues	47,417	16,016	—	63,433
Total revenues	2,017,807	322,369	—	2,340,176

Company restaurant expenses	1,658,067	272,137	578	1,930,782
Depreciation and amortization	97,630	12,019	7,877	117,526
General and administrative	28,115	4,836	69,063	102,014
Other gains and charges	9,102	746	4,136	13,984
Total operating costs and expenses	1,792,914	289,738	81,654	2,164,306

Operating income (loss)	224,893	32,631	(81,654)	175,870
Interest expense	—	—	36,108	36,108
Other, net	—	—	(1,084)	(1,084)
Income (loss) before provision for income taxes	$224,893	$32,631	$(116,678)	$140,846

Payments for property and equipment	$60,770	$10,673	$8,287	$79,730

6. DEBT
Long-term debt consists of the following (in thousands):

	March 28, 2018	June 28, 2017
Revolving credit facility	$432,250	$392,250
5.00% notes	350,000	350,000
3.88% notes	300,000	300,000
2.60% notes	250,000	250,000
Capital lease obligations	43,667	45,417
Total long-term debt	1,375,917	1,337,667
Less unamortized debt issuance costs and discounts	(6,911)	(8,189)
Total long-term debt less unamortized debt issuance costs and discounts	1,369,006	1,329,478
Less current installments	(7,301)	(9,649)
	$1,361,705	$1,319,829
During the thirty-nine week period ended March 28, 2018, net borrowings of $40.0 million were drawn on the $1.0 billion revolving credit facility primarily to fund share repurchases.
Under the revolving credit facility, $890.0 million of the facility is due on September 12, 2021, and the remaining $110.0 is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, as of March 28, 2018 we are paying interest at a rate of LIBOR plus 1.38% for a total of 3.27%. One month LIBOR at March 28, 2018 was approximately 1.89%.
As of March 28, 2018, $567.8 million of credit is available under the revolving credit facility. Obligations under our 2.60% notes, which will mature in May 2018, have been classified as long-term, reflecting our intention to pay off these notes through our existing revolving credit facility.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

7. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following (in thousands):

	March 28, 2018	June 28, 2017
Insurance	$18,143	$17,484
Sales tax	17,174	12,494
Dividends	16,839	16,649
Interest	16,628	7,696
Property tax	13,952	16,566
Deferred sale proceeds (1)	13,706	—
Other (2)	42,609	40,626
	$139,051	$111,515

(1)	Deferred sale proceeds relates to the corporate headquarters sale, please see Note 4 - Other Gains and Charges for further details.

(2)
Other primarily consists of reserves for restaurant closure activities, certain lease reserves (see Note 11 - Contingencies for details), accruals for utilities and services, banquet deposits for Maggiano’s events, and the current portion of straight-line rent and landlord contributions.

Other liabilities consist of the following (in thousands):

	March 28, 2018	June 28, 2017
Straight-line rent	$56,115	$57,464
Insurance	42,138	42,532
Landlord contributions	23,527	26,402
Unfavorable leases	3,948	5,398
Unrecognized tax benefits	3,102	3,116
Other	5,889	6,212
	$134,719	$141,124

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
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of property and equipment and intangibles such as reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. During the thirty-nine week period ended March 28, 2018, based on our second quarter semi-annual review, we impaired long-lived assets with carrying values of $2.3 million, primarily related to one underperforming Maggiano’s restaurant and one underperforming Chili’s restaurant which will continue to operate. We determined the leasehold improvements associated with the impaired restaurants had a fair value of $0.3 million, based on Level 3 fair value measurements, resulting in an impairment charge of $2.0 million. During the first quarter of fiscal 2018, we impaired long-lived assets and reacquired franchise rights with carrying values of $6.0 million and $1.2 million, respectively, primarily related to nine underperforming Chili’s restaurants located in Alberta, Canada which were identified for closure by management. We determined the leasehold improvements and other assets associated with these restaurants had no fair value, based on Level 3 fair value measurements, resulting in an impairment charge of $7.2 million. The restaurant assets were assigned a zero fair value as the decision to close the restaurants in the second quarter of fiscal 2018 will result in substantially all of the assets reverting to the landlords. During the thirty-nine week period ended March 29, 2017, long-lived assets and reacquired franchise rights with carrying values of $1.3 million and $0.8 million, respectively, primarily related to six underperforming restaurants, were determined to have a total fair value of $0.2 million resulting in an impairment charge of $1.9 million.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. Based on our semi-annual review, during the second quarter of fiscal 2018 and fiscal 2017, we determined there was no impairment.
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. We determined that there was no impairment of goodwill during our annual test in the second quarter of fiscal 2018 and fiscal 2017 as the fair value of our reporting units were substantially in excess of their carrying values. No indicators of impairment were identified through the end of the third quarter of fiscal 2018.
All impairment charges were included in Other gains and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Please see Note 4 - Other Gains and Charges for more information.

Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, a long-term note receivable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
During the second quarter of fiscal 2018, we received an $18.0 million long-term note as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of this analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. The current portion of the note represents the cash payments to be received over the next 12 months and is included within Accounts receivable, net, while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 2.60% notes, 3.88% notes and 5.00% notes are as follows (in thousands):

	March 28, 2018		June 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.60% Notes	$249,928	$249,800	$249,495	$250,480
3.88% Notes	298,178	285,480	297,912	286,077
5.00% Notes	344,983	342,300	344,405	347,956

9. SHAREHOLDERS’ DEFICIT
In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. We repurchased approximately 4.8 million shares of our common stock for $162.0 million during the thirty-nine week period ended March 28, 2018. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit. As of March 28, 2018, approximately $204.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs.
During the thirty-nine week period ended March 28, 2018, we granted approximately 1.2 million stock options with a weighted average exercise price per share of $31.28 and a weighted average fair value per share of $4.46, and approximately 0.5 million restricted share awards with a weighted average fair value per share of $32.02.
Also, during the thirty-nine week period ended March 28, 2018, we paid dividends of $53.1 million to common stock shareholders, compared to $54.1 million in the prior year. Our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017. We also declared a quarterly dividend in February 2018, which was paid on March 29, 2018 in the amount of $16.8 million. The dividend was accrued in Other accrued liabilities on our Consolidated Balance Sheets as of March 28, 2018, see Note 7 - Accrued and Other Liabilities.

On October 13, 2017, we sold our Dutch subsidiary that held an equity interest in our Chili’s joint venture in Mexico to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. During the second quarter of fiscal 2018, we recorded a gain of $0.2 million to Other gains and charges in the Consolidated Statements of Comprehensive Income which included the recognition of $5.4 million of foreign currency translation losses reclassified from AOCL consisting of $5.9 million of foreign currency translation losses from previous years, partially offset by $0.5 million of current year foreign currency translation gains. The changes in AOCL related to the CMR joint venture sale for the first thirty-nine weeks ended March 28, 2018 are as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at June 28, 2017	$(11,921)
Cumulative losses as of June 28, 2017 reclassified from AOCL due to disposition	5,899
Current period other comprehensive income before reclassifications	1,096
Current period reclassifications from AOCL due to disposition	(519)
Net current period other comprehensive income	577
Balance at March 28, 2018	$(5,445)

10. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows (in thousands):

	Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017
Income taxes, net of refunds	$36,227	$63,381
Interest, net of amounts capitalized	29,463	18,595
Non-cash investing and financing activities are as follows (in thousands):

	Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017
Retirement of fully depreciated assets	$27,917	$17,964
Dividends declared but not paid	17,804	17,276
Capital lease additions	6,079	1,147
Accrued capital expenditures	5,091	4,599

11. CONTINGENCIES
In connection with the sale of restaurants to franchisees and brand divestitures we have, in certain cases, guaranteed lease payments. As of March 28, 2018 and June 28, 2017, we have outstanding lease guarantees or are secondarily liable for $62.6 million and $69.0 million, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2018 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.
In the first quarter of fiscal 2018, we were notified that Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, closed certain of its properties for which we have outstanding lease guarantees or are secondarily liable. Based on management’s belief that Mac Acquisition LLC would default on the leases for these closed locations, a liability was established based on an estimate of the obligation associated with these locations of approximately $1.1 million in fiscal 2017.

In the second quarter of fiscal 2018, Mac Acquisition LLC filed for Chapter 11 bankruptcy protections. Based on information obtained from the bankruptcy proceedings pertaining to our obligations under the Romano’s Macaroni Grill leases and related lease guarantees, during the thirty-nine week period ended March 28, 2018, total incremental charges recorded based on additional leases rejected in the bankruptcy proceedings were $1.9 million, including $0.5 million related to the thirteen week period ended March 28, 2018. Please refer to Note 4 - Other Gains and Charges for more details. We paid $1.0 million during the thirty-nine week period ended March 28, 2018 to settle the remaining obligations of five of these leases. We believe at March 28, 2018, that our current liability of $2.0 million, recorded in Other accrued liabilities on the Consolidated Balance Sheets, is appropriate based on our analysis of the potential obligations. We do not expect additional leases to be rejected in bankruptcy proceedings. We will continue to monitor leases for which we have outstanding guarantees or are secondarily liable to assess the likelihood of any incremental losses. We have not been informed by landlords of Mac Acquisition LLC of any lease defaults other than those detailed in the bankruptcy filings. No other liabilities related to this matter have been recorded as of March 28, 2018.
The Mac Acquisition LLC lease obligations are based on Level 3 fair value measurements based on an estimate of the obligation associated with the lease locations, stated rent and other factors such as ability and probability of the landlord to mitigate damages by leasing to new tenants. Please refer to Note 8 - Fair Value Measurements for further details surrounding Level definitions.
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 28, 2018, we had $31.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable between 12 to 24 months.
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

12. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, an amendment to the revolving credit facility was executed. This amendment was executed to provide the ability to execute certain sale-leaseback transactions and to increase the restricted payment capacity. Please see further details at Part II, Item 5. Additionally, net borrowings of $26.0 million were drawn on the revolving credit facility subsequent to the end of the quarter.
On April 30, 2018, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on June 28, 2018 to shareholders of record as of June 8, 2018.

13. EFFECT OF NEW ACCOUNTING STANDARDS
In February 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842. This update provides a practical expedient for existing or expired land easements that were not previously accounted for in accordance with ASC 840. The practical expedient would allow entities to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. The ASU clarifies that land easements entered into (or existing land easements modified) on or after the effective date of the new leasing standard must be assessed under ASC 842. We are in the process of evaluating the full impact that adoption of the new leasing standard and this land easement practical expedient guidance will have on our consolidated financial statements, see further details as described below in the ASU 2016-02 update.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $606.9 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. We are continuing to evaluate the effect the new guidance will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We currently expect to apply the cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or recognition from royalty fees from our franchisees, which are our primary sources of revenue. We have performed a preliminary analysis of the impact of the new revenue recognition guidance and developed a comprehensive plan for the implementation. The plan includes analyzing the impact on our current revenue streams, comparing our historical accounting policies to the new guidance, and identifying potential differences from applying the requirements of the new guidance to our contracts. Under current accounting guidance, we recognize initial franchise fees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Under the new guidance, we anticipate deferring the initial franchise fees and recognizing revenue over the term of the related franchise agreement. We anticipate the new guidance will also change our reporting of advertising fund contributions from franchisees and the related advertising expenditures, which are currently reported on a net basis in our Consolidated Statements of Comprehensive Income within Restaurant expenses. Under the current guidance, advertising fund contributions received may not equal advertising expenditures for the period due to timing of promotions. To the extent that contributions received are different from advertising expenditures, the net difference is treated on the Consolidated Balance Sheets within Accounts payable. Under the new guidance, we anticipate advertising fund contributions from franchisees will be reported on a gross basis within Franchise and other revenues on the Consolidated Statements of Comprehensive Income, and the related advertising expenses will continue to be reported within Restaurant expenses. Additionally, we anticipate that estimated breakage income on gift cards will be recognized in the same pattern as gift cards are utilized. We do not expect breakage income to differ significantly on an annual basis in future years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017	March 28, 2018	March 29, 2017
Revenues:
Company sales	97.3%	97.5%	97.1%	97.3%
Franchise and other revenues	2.7%	2.5%	2.9%	2.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Company restaurants (excluding depreciation and amortization)
Cost of sales (1)	26.2%	25.5%	26.1%	25.8%
Restaurant labor (1)	33.6%	33.1%	34.1%	33.4%
Restaurant expenses (1)	24.1%	24.4%	25.2%	25.6%
Company restaurant expenses (1)	83.9%	83.0%	85.4%	84.8%
Depreciation and amortization	4.6%	4.9%	4.9%	5.0%
General and administrative	4.5%	4.4%	4.4%	4.4%
Other gains and charges	0.3%	0.8%	1.1%	0.6%
Total operating costs and expenses	91.1%	91.0%	93.3%	92.5%
Operating income	8.9%	9.0%	6.7%	7.5%
Interest expense	1.7%	1.7%	1.8%	1.5%
Other, net	(0.1)%	(0.1)%	(0.1)%	0.0%
Income before provision for income taxes	7.3%	7.4%	5.0%	6.0%
Provision for income taxes	1.5%	2.2%	1.5%	1.7%
Net income	5.8%	5.2%	3.5%	4.3%

(1)	As a percentage of Company sales.

The following table details the number of restaurant openings during the respective third quarter and year-to-date periods, total restaurants open at the end of the third quarter, and total projected openings in fiscal 2018:

	Third Quarter Openings		Year-to-Date Openings		Total Open at End Of Third Quarter		Projected Openings
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018
Company-owned restaurants:
Chili’s domestic	1	1	5	4	940	934	5-6
Chili’s international	—	—	—	1	5	14	—
Maggiano’s	—	—	1	2	52	52	1
Total company-owned	1	1	6	7	997	1,000	6-7
Franchise restaurants:
Chili’s domestic	1	3	5	5	314	316	5
Chili’s international	8	4	27	16	375	344	36-39
Total franchise	9	7	32	21	689	660	41-44
Total restaurants:
Chili’s domestic	2	4	10	9	1,254	1,250	10-11
Chili’s international	8	4	27	17	380	358	36-39
Maggiano’s	—	—	1	2	52	52	1
Grand total	10	8	38	28	1,686	1,660	47-51
At March 28, 2018, we owned the land and buildings for 190 of the 997 company-owned restaurants. The net book value of the land totaled $143.2 million and the buildings totaled $90.4 million associated with these restaurants.

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Brinker International, Inc., our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the third quarters ended March 28, 2018 and March 29, 2017, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements included in this quarterly report.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s Grill & Bar (“Chili’s”) and Maggiano’s Little Italy (“Maggiano’s”) restaurant brands. As of March 28, 2018, we owned, operated, or franchised 1,686 restaurants.
We are committed to strategies and initiatives that are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. We believe casual dining traffic has been negatively impacted by lower retail traffic in general. U.S. economic growth has been steady in recent years, but wage growth has been slow compared to the post-recession economic recovery. This wage pressure has challenged both casual dining restaurant operators and consumers as discretionary income available for restaurant visits has been limited. More consumers are opting to eat at home as the decline in grocery costs relative to casual dining prices allows consumers to save money. Consumers are also taking advantage of discounted fast food options which has placed additional pressure on the casual dining sector. In response to these economic factors and industry pressures, we have developed both short and long-term strategies that we believe are appropriate for all operating conditions and will provide a solid foundation for future earnings growth.

Our primary focus this year has been improving the guest traffic trend at Chili’s. We have established foundational initiatives which we believe will result in improved traffic and sales. We have simplified our menu and back of house operations by reducing the number of menu items by forty percent. This initiative has improved kitchen efficiency and resulted in meals being delivered hotter and faster to our guests. During the third quarter of fiscal 2018, we continued with our investment in meatier burgers, ribs and fajitas - items Chili’s has always been known for. We believe that guests are responding favorably to the simplified menu that focuses on our core equities.
The Chili’s brand continues to leverage technology initiatives to create a digital guest experience that we believe will help us engage our guests more effectively. Our online ordering system expands our current capabilities and gives guests greater control of their to-go experience. Our Chili’s mobile app provides the capability for digital curbside service so that guests can order, pay and notify us of their arrival through the app. We believe these investments will allow Chili’s to meet the needs of our guests for more occasions. Enhancing the to-go business will allow us to and offer our guests more convenience.
We are launching a Chili’s brand-wide reimage initiative which we believe will help us maintain relevance and increase long-term sales and traffic. We plan to complete the reimage of company-owned Chili’s restaurants over the next three fiscal years. We believe that our reimage program is vital to maintaining the relevance of the Chili’s brand. Based on our test results, we believe this investment will also provide positive returns.
We believe our value offerings remain competitive at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. Members of the My Chili’s Rewards program can now receive either a free non-alcoholic beverage or free chips and salsa appetizer every time they visit Chili’s. We anticipate further developing the lunch day-part this year through menu development and operational changes that will deliver convenience and value. We continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic.
We believe that improvements at Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global business. Maggiano’s opened a restaurant in the first quarter of fiscal 2018 based on our newer prototype, which includes a flexible dining area that may be used for banquets or opened up for general seating. This prototype allows the brand to enter new markets for which the prior model was not suited, but still accommodate smaller banquets. We believe guests continue to respond well to Maggiano’s brunch menu, introduced earlier in this calendar year. Maggiano’s is committed to delivering high quality food and a dining experience in line with this brand’s heritage.
Our global Chili’s business continues to grow with locations in 31 countries and two territories outside of the United States. Our international franchisees opened 8 new restaurants this quarter toward plans to open 36-39 new restaurants this fiscal year. We also signed a development agreement with a new franchise partner to develop Chili’s restaurants in the Shanghai, China region.

REVENUES
Total revenues in the third quarter of fiscal 2018 increased to $812.5 million, a 0.2% increase, from the $810.6 million generated in the third quarter of fiscal 2017 driven by an increase in Franchise and other revenues. The increase in Franchise and other revenues for the third quarter of fiscal 2018 was primarily driven by an increase in gift card related revenues and development fees. Company sales in the third quarter of fiscal 2018 remained flat compared to the third quarter in fiscal 2017 primarily due to a decrease in comparable restaurant sales and closures of underperforming restaurants, offset by an increase in Company sales due to sales generated at higher performing Chili’s restaurants opened after the third quarter of fiscal 2017.
Total revenues in the year-to-date period ended March 28, 2018 were $2,318.3 million, a 0.9% decrease from the $2,340.2 million generated for the year-to-date period ended March, 29, 2017 primarily driven by a 1.2% decrease in Company sales partially offset by an increase in Franchise and other revenues. The decrease in Company sales for the year-to-date period ended March 28, 2018 was driven by a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricane Harvey and Hurricane Irma in the first quarter (see table below). We estimate that Hurricanes Harvey and Irma negatively impacted Company sales by approximately $5.4 million and net income per diluted share by approximately $0.03 in the first quarter of fiscal 2018. This decrease was slightly offset by an increase in Franchise and other revenues for the year-to-date period ended March 28, 2018 due to an increase in gift card related revenues, retail royalty revenues and development fees, partially offset by a decrease in digital entertainment revenues.

	Thirteen Week Period Ended March 28, 2018
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(0.3)%	1.2%	0.6%	(2.1)%	(0.3)%
Chili’s	(0.4)%	1.1%	0.6%	(2.1)%	(0.3)%
Maggiano’s	0.5%	1.3%	0.6%	(1.4)%	0.0%
Chili’s Franchise (3)	(2.1)%
U.S.	(3.2)%
International	(0.2)%
Chili’s Domestic (4)	(1.1)%
System-wide (5)	(0.8)%

	Thirteen Week Period Ended March 29, 2017
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(2.2)%	2.8%	1.1%	(6.1)%	0.3%
Chili’s	(2.3)%	2.9%	1.0%	(6.2)%	0.2%
Maggiano’s	(1.6)%	2.4%	1.4%	(5.4)%	2.0%
Chili’s Franchise (3)	(2.5)%
U.S.	0.3%
International	(7.1)%
Chili’s Domestic (4)	(1.7)%
System-wide (5)	(2.3)%

	Thirty-Nine Week Period Ended March 28, 2018
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(1.5)%	2.0%	1.3%	(4.8)%	(0.1)%
Chili’s	(1.7)%	2.0%	1.4%	(5.1)%	(0.2)%
Maggiano’s	0.1%	0.9%	0.8%	(1.6)%	1.6%
Chili’s Franchise (3)	(2.4)%
U.S.	(2.3)%
International	(2.6)%
Chili’s Domestic (4)	(1.9)%
System-wide (5)	(1.8)%

	Thirty-Nine Week Period Ended March 29, 2017
	Comparable Sales (1)	Price Increase	Mix-Shift (2)	Traffic	Capacity
Company-owned	(2.2)%	2.1%	1.0%	(5.3)%	0.5%
Chili’s	(2.3)%	2.0%	1.3%	(5.6)%	0.3%
Maggiano’s	(1.0)%	2.4%	(0.2)%	(3.2)%	3.0%
Chili’s Franchise (3)	(2.2)%
U.S.	(1.4)%
International	(3.5)%
Chili’s Domestic (4)	(2.1)%
System-wide (5)	(2.2)%

(1)
Comparable restaurant sales include all restaurants that have been in operation for more than 18 months. Restaurants temporarily closed for 14 days or more are excluded from comparable restaurant sales.

(2)	Mix-shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)
Revenues generated by franchisees are not included in revenues on the consolidated statements of comprehensive income; however, we generate royalty revenues and advertising fees based on franchisee sales, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(4)	Chili’s domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise-operated Chili’s restaurants in the United States.

(5)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Chili’s Company sales decreased 0.1% to $688.9 million in the third quarter of fiscal 2018 from $689.7 million in the third quarter of fiscal 2017 primarily due to a decline in comparable restaurant sales and underperforming Chili’s restaurants closed after the third quarter of fiscal 2017, partially offset by an increase due to sales generated at higher performing Chili’s restaurants opened since the third quarter of fiscal 2017. For the year-to-date period, Chili’s Company sales decreased 1.5% to $1,940.1 million in fiscal 2018 from $1,970.4 million in fiscal 2017 primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Chili’s comparable restaurant sales decreased 0.4% and 1.7% for the third quarter and year-to-date periods of fiscal 2018, respectively, compared to the prior year periods. Chili’s company-owned restaurant capacity decreased 0.3% and 0.2% for the third quarter and year-to-date periods of fiscal 2018, respectively, compared to the prior year periods due to two net restaurant closures since the third quarter of fiscal 2017.
Maggiano’s Company sales increased 0.6% to $101.6 million in the third quarter of fiscal 2018 from $101.0 million in the third quarter of fiscal 2017 primarily due to an increase in comparable restaurant sales. For the year-to-date period, Maggiano’s Company sales increased 1.2% to $310.0 million in fiscal 2018 from $306.4 million in fiscal 2017 primarily driven by an increase in restaurant capacity and comparable restaurant sales, partially offset by the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Maggiano’s capacity remained flat for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Maggiano’s capacity increased 1.6% for the year-to-date period of fiscal 2018 compared to the prior year periods due to one net restaurant opening. Comparable restaurant sales increased 0.5% for the third quarter and increased 0.1% for the year-to-date period of fiscal 2018, respectively, compared to the prior year periods.
Franchise and other revenues increased 10.1% to $22.0 million in the third quarter of fiscal 2018 compared to $20.0 million in the third quarter of fiscal 2017. For the year-to-date period, Franchise and other revenues increased 7.5% to $68.2 million in fiscal 2018 from $63.4 million in fiscal 2017. The increases were primarily driven by an increase in gift card related revenues and development fee revenues. Our franchisees generated approximately $337.0 million and $980.9 million in sales for the third quarter and year-to-date periods of fiscal 2018, respectively.

COSTS AND EXPENSES
Cost of sales, as a percent of Company sales, increased to 26.2% for the third quarter and 26.1% for the year-to-date periods of fiscal 2018 from 25.5% and 25.8% for the respective fiscal 2017 periods. Cost of sales, as a percent of Company sales, was negatively impacted primarily by unfavorable menu item mix related to beef and chicken, and unfavorable commodity pricing related to produce, partially offset by increased menu pricing and favorable commodity pricing related to beef.
Restaurant labor, as a percent of Company sales, increased to 33.6% for the third quarter and 34.1% for the year-to-date periods of fiscal 2018 from 33.1% and 33.4% for the respective fiscal 2017 periods primarily due to higher wage rates and unfavorable employee health insurance expenses, partially offset by lower incentive bonuses. The year-to-date period was also negatively impacted by sales deleverage due to a decline in year-to-date comparable restaurant sales.
Restaurant expenses, as a percent of Company sales, decreased to 24.1% for the third quarter of fiscal 2018 from 24.4% for the third quarter of fiscal 2017 primarily due to lower operating lease expenses related to the change in classification of a technology-related lease, lower advertising and marketing related expenses, and lower supervision related expenses from organizational changes implemented in the third quarter of fiscal 2017, partially offset by an increase in repairs and maintenance expenses. Restaurant expenses, as a percent of Company sales, decreased to 25.2% for the year-to-date period of fiscal 2018 from

25.6% for the same fiscal 2017 period primarily due to lower operating lease expenses related to the change in classification of a technology-related lease, lower advertising and marketing related expenses, lower supervision related expenses from organizational changes implemented in the third quarter of fiscal 2017 and reduced repairs and maintenance expenses.
Depreciation and amortization expense decreased $1.8 million and $3.8 million for the third quarter and year-to-date periods of fiscal 2018, respectively, compared to the same periods in fiscal 2017 primarily due to an increase in fully depreciated assets and restaurant closures, partially offset by depreciation on asset replacements, new restaurant openings and increase in technology-related capital lease depreciation.
General and administrative expense increased approximately $0.7 million for the third quarter of fiscal 2018 compared to the same fiscal 2017 period primarily due to higher performance-based compensation expense. General and administrative expenses remained flat for the year-to-date period of fiscal 2018 compared to the same period of fiscal 2017 primarily due to higher performance-based compensation expense offset by lower stock-compensation and payroll expenses.
Other gains and charges in the third quarter of fiscal 2018 were $2.8 million. We recorded restaurant closure expense of $2.8 million primarily related to leases for which we are the primary lessee that were sublet to a divested brand that discontinued sublease rental payments and closed the restaurants. Restaurant closure expenses also include additional lease expenses and other costs associated with Chili’s closed restaurants. In addition, we recorded lease guarantee expense of $0.5 million related to leases that were assigned to a divested brand that is currently in bankruptcy proceedings, for which we are secondarily liable. During the first six months of fiscal 2018, Other gains and charges were $22.4 million. We recorded restaurant impairment charges of $9.1 million related to nine underperforming Chili’s restaurants located in Alberta, Canada which were closed in the second quarter of fiscal 2018 as well as certain underperforming Chili’s and Maggiano’s which will continue to operate. Additionally, we incurred expenses of $5.2 million associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. We recorded restaurant closure charges of $4.5 million primarily related to lease termination charges and other costs associated with the closure of the nine underperforming Chili’s restaurants located in Canada. In addition, we recorded lease guarantee charges of $1.4 million related to leases that were assigned to a divested brand that is currently in bankruptcy proceedings, for which we are secondarily liable.
Other gains and charges in the third quarter of fiscal 2017 were $6.6 million. We incurred $5.9 million in severance and other benefits related to organizational changes to better align our staffing with the current management strategy and resource needs. Additionally, we recorded closure charges of $0.8 million primarily related to additional lease and other costs associated with closed restaurants. During the first six months of fiscal 2017, Other gains and charges were $7.4 million. We recorded $2.7 million of professional fees and severance associated with the information technology restructuring and restaurant closure charges of $2.8 million primarily related to lease termination charges for restaurants closed during the first six months of fiscal 2017. Furthermore, restaurant impairment charges of $1.9 million were recorded related to the long-lived assets and reacquired franchise rights of six underperforming Chili’s restaurants. These charges are partially offset by a $2.6 million gain on the sale of property.
Interest expense increased approximately $0.9 million for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 due to higher interest rates. Interest expense increased $6.6 million for the year-to-date period of fiscal 2018 compared to the same fiscal 2017 period primarily due to higher average borrowing balances and higher interest rates.

SEGMENT RESULTS
Chili’s revenues increased 0.2% to $706.1 million in the third quarter of fiscal 2018 from $704.9 million in the prior year primarily driven by an increase in Chili’s Franchise and other revenues related to increased gift card related revenues and development fees. Chili’s Company sales in the third quarter of fiscal 2018 decreased 0.1% compared to the third quarter in fiscal 2017 primarily due to a decrease in comparable restaurant sales and closures of underperforming restaurants, offset by an increase due to sales generated at higher performing Chili’s restaurants opened after the third quarter of fiscal 2017. Chili’s operating income, as a percent of total revenues, was 13.0% for the third quarter of fiscal 2018 compared to 13.4% for the prior year period. The decrease was primarily driven by unfavorable product mix, higher restaurant labor wage rates and increased employee health insurance expenses. These increases were partially offset by increased menu pricing, lower advertising and marketing related expenses, lower incentive bonus and repairs and maintenance expenses. The increase in Chili’s operating income was also due to the impact of severance and other benefits related to organizational changes incurred in the third quarter of fiscal 2017.
For the year-to-date period, Chili’s revenues decreased 1.3% to $1,992.1 million from $2,017.8 million in the prior year period. The decrease was primarily due to a decline in comparable restaurant sales including the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Chili’s operating income, as a percent of total revenues, was 10.2% for the year-to-date period of fiscal 2018 compared to 11.1% for the respective prior year period. The decrease was primarily driven by sales deleverage, unfavorable menu item mix and commodity pricing and higher restaurant labor wage rates, partially offset by increased menu pricing and lower advertising and repairs and maintenance expenses. The decrease in Chili’s operating income was also due to impairment charges for underperforming restaurants, restaurant closure charges and hurricane-related expenses, partially offset by the impact of severance and other benefits related to organizational changes incurred in the third quarter of fiscal 2017.
Maggiano’s revenues increased 0.7% to $106.5 million in the third quarter of fiscal 2018 from $105.8 million in the prior year primarily due to an increase in comparable restaurant sales. Maggiano’s operating income, as a percent of total revenues, was 10.4% for the third quarter of fiscal 2018 compared to 9.1% for the prior year period. The increase was primarily driven by sales leverage, labor efficiencies, favorable menu item mix and increased menu pricing. The increase in Maggiano’s operating income was also due to lower property taxes and restaurant opening expenses, partially offset by higher restaurant labor wage rates, unfavorable commodity pricing and increased repairs and maintenance expenses.
For the year-to-date period, Maggiano’s revenues increased 1.2% to $326.3 million from $322.4 million in the prior year. The increase was primarily due to an increase in restaurant capacity and comparable restaurant sales, partially offset by the impact of temporary restaurant closures associated with Hurricanes Harvey and Irma in the first quarter of fiscal 2018. Maggiano’s operating income, as a percent of total revenues, was 11.1% for the year-to-date period of fiscal 2018 compared to 10.1% for the respective prior year period. The increase was primarily driven by sales leverage, lower incentive bonuses and increased menu pricing. The increase in Maggiano’s operating income was also due to lower workers’ compensation insurance and restaurant opening expenses, partially offset by higher restaurant labor wage rates and unfavorable commodity pricing and menu item mix.

INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the second quarter. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our federal statutory tax rate for fiscal 2018 is now 28.1%, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, our federal statutory tax rate will be 21.0%. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the Provision for income taxes. For the thirty-nine week period ended March 28, 2018, the adjustment was $8.4 million, this changed slightly from the prior quarter due to revised full year estimates for changes in our net deferred tax balance. Our accumulated foreign earnings and profits are in a loss position and therefore no taxes are applicable related to a deemed repatriation.
The effective income tax rate decreased to 20.4% and 28.7% for the third quarter and year-to-date periods of fiscal 2018 compared to 28.9% and 28.8% in the prior year comparable periods. The majority of this decrease was due to the federal statutory tax rate changes stipulated by the Tax Act. The lower federal statutory tax rate will have a material positive impact on the Company’s effective tax rate and cash paid for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities
During the thirty-nine week period ended March 28, 2018, Net cash provided by operating activities was $237.7 million compared to $245.7 million in the same fiscal 2017 period primarily due to lower earnings in fiscal 2018, partially offset by lower tax payments.

Cash Flows from Investing Activities

	Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017
Net cash used in investing activities (in thousands):
Payments for property and equipment	$(69,503)	$(79,730)
Proceeds from sale of assets	14,825	3,077
Insurance recoveries	1,747	—
Proceeds from note receivable	1,185	—
	$(51,746)	$(76,653)
Capital expenditures decreased to $69.5 million for the thirty-nine week period ended March 28, 2018 compared to $79.7 million for the same fiscal 2017 period primarily due to the prior year increase in purchases for new beer taps for the line of craft beers launched in fiscal 2017.
Proceeds from sale of assets during the thirty-nine week period ended March 28, 2018 includes $13.7 million of net cash proceeds related to the sale of the portion of our current corporate headquarters property that we owned. We will continue to occupy the current headquarters until our new corporate headquarters is available during fiscal 2019 or until March 31, 2019.
Insurance recoveries during the thirty-nine week period ended March 28, 2018 includes $1.0 million of insurance proceeds received in the second quarter of fiscal 2018 related to Hurricane Harvey property claims and an additional $0.7 million received in the third quarter of fiscal 2018 related to insurance claims on property damages from natural disaster flooding in Louisiana.
Cash Flows from Financing Activities

	Thirty-Nine Week Period Ended
	March 28, 2018	March 29, 2017
Net cash used in financing activities (in thousands):
Borrowings on revolving credit facility	$524,000	$200,000
Payments on revolving credit facility	(484,000)	(328,000)
Purchases of treasury stock	(162,004)	(350,768)
Payments of dividends	(53,098)	(54,087)
Payments on long-term debt	(7,834)	(2,847)
Proceeds from issuances of treasury stock	1,316	4,505
Proceeds from issuance of long-term debt	—	350,000
Payments for debt issuance costs	—	(10,216)
	$(181,620)	$(191,413)
Net cash used in financing activities for the thirty-nine week period ended March 28, 2018 decreased to $181.6 million from $191.4 million in the same fiscal 2017 period primarily due to a decrease in spending on share repurchases, increased proceeds from net borrowing activity on the revolver, partially offset by prior year proceeds from the issuance of long-term debt.
During the thirty-nine week period ended March 28, 2018, we repurchased approximately 4.8 million shares of our common stock for $162.0 million. The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
During the thirty-nine week period ended March 28, 2018, net borrowings of $40.0 million were drawn on the $1.0 billion revolving credit facility primarily to fund share repurchases. As of March 28, 2018, $432.3 million was outstanding under the revolving credit facility. Subsequent to the end of the quarter, net borrowings of $26.0 million were drawn on the revolving credit facility.
Obligations under our $250.0 million 2.60% notes, which will mature in May 2018, have been classified as long-term, reflecting our intention to pay off these notes through our existing revolving credit facility.

Under the revolving credit facility, the maturity date for $890.0 million of the facility is September 12, 2021, and the remaining $110.0 million is due on March 12, 2020. The revolving credit facility bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. Based on our current credit rating, we are paying interest at a rate of LIBOR plus 1.38% for a total of 3.27%. One month LIBOR at March 28, 2018 was approximately 1.89%. As of March 28, 2018, $567.8 million of credit is available under the revolving credit facility. As of March 28, 2018, we were in compliance with all financial debt covenants.
Subsequent to the end of the quarter, an amendment to the revolving credit facility was executed. This amendment was executed to provide the ability to execute certain sale-leaseback transactions and to increase the restricted payment capacity. Please see further details at Part II, Item 5.
As of March 28, 2018, our credit rating by Standard and Poor’s (“S&P”) was BB+ and our Corporate Family Rating by Moody’s was Ba1, all with a stable outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
During the thirty-nine week period ended March 28, 2018, we paid dividends of $53.1 million to common stock shareholders, compared to $54.1 million in the same period of fiscal 2017. Additionally, our Board of Directors approved a 12% increase in the quarterly dividend from $0.34 to $0.38 per share effective with the dividend declared in August 2017. We also declared a quarterly dividend in February 2018, which was paid on March 29, 2018 in the amount of $16.8 million. The dividend accrual was included in Other accrued liabilities on our Consolidated Balance Sheets as of March 28, 2018. Subsequent to the end of the quarter, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on June 28, 2018.
In August 2017, our Board of Directors authorized a $250.0 million increase to our existing share repurchase program resulting in total authorizations of $4.6 billion. As of March 28, 2018, approximately $204.7 million was available under our share repurchase authorizations. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased common stock is reflected as an increase in treasury stock within shareholders’ deficit.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business. We periodically evaluate ways to monetize the value of our owned real estate and should alternatives become available that are more cost effective than our financing options currently available we will consider execution of those alternatives.

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 11 - Contingencies, in our consolidated financial statements in Part I, Item 1 of this Form 10-Q. Other than these items, we did not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842. This update provides a practical expedient for existing or expired land easements that were not previously accounted for in accordance with ASC 840. The practical expedient would allow entities to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. The ASU clarifies that land easements entered into (or existing land easements modified) on or after the effective date of the new leasing standard must be assessed under ASC 842. We are in the process of evaluating the full impact that adoption of the new leasing standard and this land easement practical expedient guidance will have on our consolidated financial statements, see further details as described below in the ASU 2016-02 update.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $606.9 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. We are continuing to evaluate the effect the new guidance will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB has subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application in fiscal 2018 is permitted. These updates permit the use of either the retrospective or cumulative effect transition method. We currently expect to apply the cumulative effect transition method. We do not believe these updates will impact our recognition of revenue from sales generated at company-owned restaurants or recognition from royalty fees from our franchisees, which are our primary sources of revenue. We have performed a preliminary analysis of the impact of the new revenue recognition guidance and developed a comprehensive plan for the implementation. The plan includes analyzing the impact on our current revenue streams, comparing our historical accounting policies to the new guidance, and identifying potential differences from applying the requirements of the new guidance to our contracts. Under current accounting guidance, we recognize initial franchise fees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Under the new guidance, we anticipate deferring the initial franchise fees and recognizing revenue over the term of the related franchise agreement. We anticipate the new guidance will also change our reporting of advertising fund contributions from franchisees and the related advertising expenditures, which are currently reported on a net basis in our Consolidated Statements of Comprehensive Income within Restaurant expenses. Under the current guidance, advertising fund contributions received may not equal advertising expenditures for the period due to timing of promotions. To the extent that contributions received are different from advertising expenditures, the net difference is treated on the Consolidated Balance Sheets within Accounts payable. Under the new guidance, we anticipate advertising fund contributions from franchisees will be reported on a gross basis within Franchise and other revenues on the Consolidated Statements of Comprehensive Income, and the related advertising expenses will continue to be reported within Restaurant expenses. Additionally, we anticipate that estimated breakage income on gift cards will be recognized in the same pattern as gift cards are utilized. We do not expect breakage income to differ significantly on an annual basis in future years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 28, 2017.

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
Previously Identified Material Weakness
In connection with the preparation of the consolidated financial statements for the year ended June 28, 2017, we identified and assessed a material weakness relating to the accuracy of the deferred income tax liability, primarily related to property and equipment, as a result of immaterial errors in prior years. We have executed a remediation plan including the design and implementation of new internal controls in an effort to remediate the material weakness described below. The new controls are performed quarterly and we have tested one instance as of March 28, 2018. Given the fact that these new internal controls have not been fully tested, we concluded that the material weakness was not completely remediated as of March 28, 2018. We believe that once our testing is completed in connection with the performance of the controls during the year-end close process, the material weakness will be remediated.
In light of the material weakness related to internal controls over income tax reporting, we designed and performed supplemental procedures prior to filing this quarterly report on Form 10-Q including the execution of the new internal controls. These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Remediation
The Company is committed to remediating the material weakness identified in our Annual Report on Form 10-K for the year ended June 28, 2017, related to the accuracy of the deferred tax liability primarily associated with property and equipment. We have executed a remediation plan and have made changes in our financial reporting processes and related internal controls to address the material weakness in internal control over financial reporting. Specifically, we continue to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively:

•	The Company has engaged external tax advisers to assist with the design and implementation of the remediation plan that will enhance internal control over financial reporting for income taxes;

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

Management has implemented key internal controls as of March 28, 2018, to remediate the material weakness. The testing effort to assess the design and operating effectiveness of the controls will be completed during the year-end close process and Management believes the material weakness will be fully remediated prior to the filing of our Annual Report on Form 10-K for fiscal 2018.
Changes in Internal Control over Financial Reporting
Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above, there were no changes in our internal control over financial reporting during our third quarter ended March 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
We wish to caution you that our business and operations are subject to a number of risks and uncertainties, and investing in our securities involves a degree of risk. Information and statements contained in this Form 10-Q, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. These risks and uncertainties are, in many instances, beyond our control. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Our forward-looking statements are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2017, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. Additional risks and uncertainties that are currently not known or believed by us to be immaterial may also have a material negative impact on our business, financial condition and results of operations. In any such event, the trading price of our securities could decline, and you could lose all or part of your investment. We further caution that it is not possible to identify all such factors, and you should not consider the identified factors as a complete list of all risks and uncertainties. The risks related to our business include:

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 - Contingencies to our unaudited consolidated financial statements set forth in Part I, Item 1, of this report.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares repurchased during the third quarter of fiscal 2018 are as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 28, 2017 through January 31, 2018	—	$—	—	$294,931
February 1, 2018 through February 28, 2018	1,481,557	$35.23	1,480,920	$242,730
March 1, 2018 through March 28, 2018	1,034,778	$36.69	1,034,778	$204,741
	2,516,335	$35.83	2,515,698

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the third quarter of fiscal 2018, 637 shares were tendered by team members at an average price of $36.35.

ITEM 5. OTHER INFORMATION
Brinker International, Inc. (the “Company”) and its wholly-owned subsidiaries, Brinker Restaurant Corporation (“BRC”), Brinker Texas, Inc. (“Brinker Texas”), and Brinker Florida, Inc. (“Brinker Florida”), each as a guarantor, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) dated as of April 30, 2018 (the “Effective Date”), which amends its Credit Agreement dated as of March 12, 2015 (as heretofore amended, the “Existing Credit Agreement;” the Existing Credit Agreement as amended by the Third Amendment, the “Amended Credit Agreement”) with a group of banks for which Bank of America, N.A. is acting as administrative agent (the “Administrative Agent”). Capitalized terms not defined in this description shall have the meanings given them in the Existing Credit Agreement.
The Credit Agreement dated as of March 12, 2015 was more specifically described in Item 1.01 of the Company’s Current Report on Form 8-K, filed March 12, 2015, and the Existing Credit Agreement was more specifically described in Item 1.01 of the Company’s Current Report on Form 8-K, filed September 13, 2016, both of which descriptions are incorporated by reference.
The Third Amendment allows the Company to consummate up to an aggregate of approximately $450,000,000 in Sale-Leaseback Transactions after the Effective Date. In addition, the Third Amendment limits the Company’s regularly scheduled, board approved dividend payments to $82,500,000 per year, but otherwise also allows the Company to make additional dividends and stock repurchases in an aggregate lifetime amount of up to $250,000,000. The Third Amendment also requires that Brinker International Payroll Company, L.P., another wholly-owned subsidiary of the Company, become a guarantor of the Company’s obligations under the Amended Credit Agreement and further requires that the Company and all guarantors of the Amended Credit Agreement grant a security interest in their accounts receivable, inventory and related restaurant supplies in favor of Bank of America, N.A., as the Administrative Agent under the Amended Credit Agreement, for the benefit of the various secured parties referenced in the Amended Credit Agreement.
The foregoing is only a summary and it is qualified in its entirety by the specific terms of the Third Amendment attached as Exhibit 10 to this Form 10-Q and incorporated herein by reference. Several of the banks party to the Amended Credit Agreement provide various other banking services to the Company.

ITEM 6. EXHIBITS

10
Third Amendment to Credit Agreement dated April 30, 2018, by and among the Company and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Bank, Ltd., SunTrust Bank, U.S. Bank National Association, Barclays Bank PLC, Regions Bank, Compass Bank, and Associated Bank National Association.

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

BRINKER INTERNATIONAL, INC.

Date: May 4, 2018	By:	/s/ Wyman T. Roberts
Wyman T. Roberts,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Joseph G. Taylor
Joseph G. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)