Form 10-K
period 2018-06-27
BRINKER INTERNATIONAL INC
filed 2018-08-27
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 27, 2018
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	(972) 980-9917	75-1914582
(State or other jurisdiction of incorporation or organization)	(Registrant’s telephone number, including area code)	(I.R.S. Employer Identification No.)

6820 LBJ FREEWAY, DALLAS, TEXAS		75240
(Address of principal executive offices)		(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.10 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “ smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,615,388,473.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common Stock, $0.10 par value	40,821,597 shares
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 27, 2018 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders on November 15, 2018 into Part III hereof, to the extent indicated herein.

BRINKER INTERNATIONAL, INC.

INTRODUCTION
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
ITEM 1. BUSINESS
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
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the bar & grill category of casual dining, has been operating restaurants for over 40 years. Chili’s enjoys a global presence with locations in 31 countries and two territories outside of the United States. Whether domestic or international, company-owned or franchised, Chili’s is dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make people feel special. Historically, Chili’s menu has featured bold, kicked-up American favorites, and Chili’s has built a reputation for gourmet burgers, sizzling fajitas, baby back ribs and hand-shaken margaritas. We have refocused on and reinvested in these core equities, and we plan to continue to innovate our food offerings within these core menu platforms. We believe our focused menu, our “Chilihead” culture and our reputation for hospitality will allow Chili’s to differentiate our food and service from other restaurants.
We also believe that guests are evolving not only their standards of food quality but also their expectations of convenience. Chili’s To Go menu is available on-line, by calling the restaurant, or through our mobile app. In the summer of 2017, we began offering curbside service in all our company-owned restaurants for orders placed through our website or mobile app. Curbside service has now been expanded and is available at most franchise restaurants. In fiscal 2018, we relaunched our My Chili’s Rewards program and began offering a free chips and salsa or soft drink to members at every visit. Our database of guests in our My Chili’s Rewards program increased by approximately 20% in fiscal 2018.

During the fiscal year ended June 27, 2018, at our company-owned restaurants, entrée selections ranged in menu price from $6.00 to $19.49. The average revenue per meal, including alcoholic beverages, was approximately $15.70 per person. Also during fiscal 2018, food and non-alcoholic beverage sales constituted approximately 85.9% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.1%. Our average annual net sales volume per company-owned Chili’s restaurant during fiscal 2018 was $2.8 million.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, casual dining Italian restaurant brand with a passion for making people feel special. The exterior of each Maggiano’s restaurant varies to reflect local architecture; however, the interior of all locations transport our guests back to a classic Italian-American restaurant in the style of New York’s Little Italy in the 1940s. Our Maggiano’s restaurants feature individual and family-style menus, and most of our restaurants also have extensive banquet facilities designed to host large party business or social events. We have a full lunch and dinner menu offering chef-prepared, classic Italian-American fare in the form of appetizers and entrées with bountiful portions of pasta, chicken, seafood, veal, prime steaks and desserts. On Saturdays and Sundays, all Maggiano’s restaurants offer a brunch menu alongside our lunch menu. Our Maggiano’s restaurants also offer a full range of alcoholic beverages, including a selection of handcrafted classic cocktails and premium wines. In addition, Maggiano’s offers a full carryout menu as well as local delivery services.
During the fiscal year ended June 27, 2018, entrée selections ranged in menu price from $12.95 to $47.95. The average revenue per meal, including alcoholic beverages, was approximately $28.40 per person. Also during fiscal 2018, food and non-alcoholic beverage sales constituted approximately 84.6% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 15.4%. Sales from events at our banquet facilities made up 17.8% of Maggiano’s total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during fiscal 2018 was $8.3 million.
Business Strategy
We are committed to strategies and a company culture that we believe are centered on long-term sales and profit growth, enhancing the guest experience and team member engagement. Our strategies and culture are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
We believe the restaurant industry has been building restaurants at a pace that exceeds consumer demand. Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2018, we cut our menu offerings by a third compared to the prior year, and focused on our core equities of burgers, ribs, fajitas and margaritas. This initiative improved kitchen efficiency and allowed our managers and cooks to deliver our food hotter and faster to our guests. We also invested in the quality of our food and brought bigger burgers, meatier ribs and fajitas to our guests. Additionally, we launched a margarita of the month platform that features a new margarita every month at an every-day value price of $5.00. As fiscal 2018 ended, our average delivery time in the dining room has improved by approximately one minute compared to the year before, and our burger, fajita and margarita businesses are all growing.
We remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. During the latter half of fiscal 2018, we offered a promotional “3 for $10” platform that allowed guests to combine a starter, a non-alcoholic drink and an entree for just $10.00. We plan to leverage our scale and business model to continue this promotional platform in fiscal 2019, and we believe that few of our competitors can match this promotional value on a consistent basis. In the latter half of fiscal 2018, we also relaunched our My Chili’s Rewards program and moved away from the points system that is characteristic of most retail and restaurant loyalty programs. Our simple program currently provides customized offers to loyalty members, that includes free chips and salsa or soft drink on every visit. We will continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic.

The Chili’s brand continues to leverage technology to improve convenience for our guests and to create a digital guest experience that we believe will help us engage our guests more effectively. Our database of guests in our My Chili’s Rewards program increased by approximately 20% in fiscal 2018, and we are able to give our loyalty members customized offers tied to their purchase behavior. We anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward. We also have put greater emphasis on advertising our To Go capabilities. In the fourth quarter of fiscal 2018, Chili’s grew its To Go business by double digit sales increases every month compared to the prior year. To Go sales grew to be approximately 11.5% of total Chili’s To Go and dine-in sales by the end of fiscal 2018. We believe that guests will continue to prefer more convenience and options that allow them to eat at home, and we plan to continue investments in our digital guest experience and To Go capabilities.
We believe that improvements at Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s business. Maggiano’s opened one restaurant in fiscal 2018, and Maggiano’s is expected to open one franchise location in fiscal 2019. Guests are responding favorably to the addition of Saturday and Sunday brunch, together with our lunch menu, at all Maggiano’s restaurants. Maggiano’s is committed to delivering high quality food and a dining experience in line with this brand’s heritage.
Our global Chili’s business continues to grow with locations in 31 countries and two territories outside of the United States. Our international franchisees opened 34 new restaurants in fiscal 2018, including our first Chili’s restaurants in the countries of Chile and Panama. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development
Over the past fiscal year, we continued the expansion of our restaurant brands domestically through a select number of new company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a newer smaller prototype building for both brands that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
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

The following table illustrates the system-wide restaurants opened in fiscal 2018 and the projected openings in fiscal 2019:

	Fiscal 2018 Openings	Fiscal 2019 Projected Openings
Chili’s domestic:
Company-owned	6	2-4
Franchise	5	4
Maggiano’s:
Company-owned	1	—
Franchise	—	1
Chili’s international:
Company-owned	—	—
Franchise	34	33-38
Total	46	40-47
We periodically re-evaluate company-owned restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. In some cases the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We closed thirteen company-owned restaurants in fiscal 2018 that were generally performing below our standards or were near or at the expiration of their lease terms. We relocated two company-owned restaurants in fiscal 2018. In fiscal 2019, we plan to relocate five company-owned restaurants. Relocations are not included in the above table. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
In addition to our development of company-owned restaurants, our restaurant brands pursue expansion through our franchisees.
As part of our strategy to expand through our franchisees, our franchise operated locations increased in fiscal 2018. The following table illustrates the percentages of franchise operations as of June 27, 2018 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	24%	99%	41%
Chili’s	25%	99%	42%
Maggiano’s	—%	—%	—%

(1)	The percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	The percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	The percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.

International
We continue our international growth through development agreements with new and existing franchise partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 27, 2018, we had 20 total development arrangements. During fiscal 2018, our international franchisees opened 34 Chili’s restaurants. We entered into new development agreements with new and existing franchisees for development in Saudi Arabia and China. During fiscal 2018, we sold our Dutch subsidiary that held our equity interest in our Chili’s joint venture in Mexico to the franchise partner in the joint venture.
We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide the vehicle for payment of development fees and initial franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic
We remain committed to finding and working with new and existing domestic franchise partners to develop more restaurants. We plan to accomplish this through new or existing development and franchise agreements with new or existing franchisees. In addition, we have from time to time also sold and may sell company-owned restaurants to our franchisees (new or existing). As of June 27, 2018, three domestic development arrangements existed. Similar to our international agreements, a typical domestic agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
During the fiscal year ended June 27, 2018, our domestic franchisees opened five Chili’s restaurants.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, finance, franchise, marketing, human resources and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, legal, and restaurant development.
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general managing partner, two to six additional managers, and for Maggiano’s, an additional three to four chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of individual locations.
We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members, and enjoy turnover of managers and team members that we believe is below industry averages.
We strive to ensure consistent quality standards in our brands through the issuance of operations manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two to three months for restaurant management trainees, as well as special training for high-potential managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.

Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of food products, we require our suppliers to adhere to our supplier code of conduct, which sets forth our expectation on business integrity, food safety and food ingredients, animal welfare and sustainability. Due to the relatively rapid turnover of perishable food products, inventories in the restaurants, which consist primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
As a “polished casual” restaurant, with 52 locations, Maggiano’s primarily targets guests from affluent households who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies on digital marketing, direct marketing, social media and word of mouth to advertise to new guests. As a large, nationally penetrated bar and grill brand, Chili’s appeals to a broader population. More than 50 million Americans visit Chili’s every three months, ranging across all income and ethnic groups. As casual-dining traffic has softened in recent years, we have worked hard to be more precise in defining the Chili’s target guest. Today our primary focus for developing menu innovation and targeting our TV and digital advertising are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead.
Our domestic Chili’s franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions, in conjunction with company funds, for the purpose of retaining advertising agencies, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategy. Some franchisees also spend additional amounts on local advertising. Any such local advertising is required to be approved by us.
Team Members
As of June 27, 2018, we employed 58,478 team members, of which 577 were restaurant support center personnel in Dallas and 4,504 were restaurant regional and area directors, managers, or trainees. The remaining 53,397 were employed in non-management restaurant positions. Our executive officers have an average of 25 years of experience in the restaurant industry.
We have a positive team member relations outlook and have reached record-high internal engagement rates. In addition, our turnover rates are low for the industry. We have a variety of strong resources to help us recruit and retain the best talent to work in our restaurants and restaurant support center. This includes our comprehensive education program, Best You EDU, which launched in January 2018 and provides foundational learning, GED and associate degree programs at no cost to the participating team member. We have also developed a new restaurant position, Certified Shift Leader, which gives our hourly team members a clear path into management and growing their long-term career with our company. This position is nationally accredited as an apprenticeship through the National Restaurant Association Education Foundation and U.S. Department of Labor. Additionally, we continue to invest in developing digital and on-the-job training programs to further engage restaurant team members and set them up to achieve results.
The majority of our team members, outside of restaurant management and restaurant support center personnel, are paid on an hourly basis. We stand firm in the belief that we provide competitive working conditions and wages favorable to other companies in our industry. Our team members are not covered by any collective bargaining agreements.
Cyber Security
During the fourth quarter of fiscal 2018, we issued a public statement that malware had been discovered at certain Chili’s restaurants that resulted in unauthorized access or acquisition of customer payment card data. For further information about this cyber security incident, see Item 1A - Risk Factors and Note 13 - Commitments and Contingencies presented within Item 8 - Financial Statements and Supplementary Data provided within Exhibit 13 of this filing.
Trademarks
We have registered or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Too”, “Maggiano’s”, and “Maggiano’s Little Italy”, as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain an internet website with the address of http://www.brinker.com. You may obtain, free of charge, at our website, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. Any amendments to such reports are also available for viewing and copying at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. You may also view and copy such reports at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished with the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethical Business Policy, and Problem Resolution Procedure/Whistle Blower Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
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
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict. If we are unable to compete effectively, our gross sales and profitability may decline.

Changes in consumer preferences may decrease demand for food at our restaurants.
Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole depends on consumer preferences at the local, regional, national and international levels. New information or changes in dietary, nutritional or health insurance guidelines, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-owned restaurants and the payments we receive from franchisees.
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
The restaurant industry is dependent upon consumer discretionary spending, which may be negatively affected by global and domestic economic conditions, such as: slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, and changes in government and central bank monetary policies. If economic conditions negatively affect consumer incomes, then discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures. There is no assurance that any governmental plan to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, consumer incomes or consumer spending.
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
We are subject to extensive federal, state, local and international laws and regulations, which vary from jurisdiction to jurisdiction and which increase our exposure to litigation and governmental proceedings. Among other laws and regulations, we are subject to laws and regulations relating to the design and operation of facilities, licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies, nutritional content and menu labeling, including the Affordable Care Act which requires restaurant companies such as ours to disclose calorie information on their menus. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in guest behavior resulting from implementation of these laws.
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
We are subject to federal and state laws and regulations which govern the offer and sale of franchises and which may supersede the terms of franchise agreements between us and our franchisees. Failure to comply with such laws and regulations or to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Due to our international franchising, we are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, local, and international authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
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
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

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
There has been a marked increase in the use of social media and similar platforms which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and may harm our performance, prospects or business, regardless of the information’s accuracy.
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
Failure to protect the integrity and security of payment card or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
A significant portion of our restaurant sales are by credit or debit cards. Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business. If our technology systems, or those of third party services providers we rely upon, are compromised as a result of a cyber attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
We are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber attacks. As further described below, the Company experienced a cyber security incident at some Chili’s locations. As a result of the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future cyber attacks or data loss. In addition, we expect the cost to maintain cyber liability insurance in the future will materially increase as a result of the incident.
We have incurred and in the future may incur costs and reputational harm resulting from the unauthorized access or acquisition of confidential consumer information related to our electronic processing of credit and debit card transactions.
On May 12, 2018, we issued a public statement notifying guests that we had discovered that credit and debit card numbers and related payment card information may have been acquired from Chili’s locations without authorization as a result of a malware attack. The Company has engaged third-party forensic firms and cooperated with law enforcement to investigate the matter. Based on the investigation of our third-party forensic experts, we believe most Company-owned Chili’s restaurants were impacted by the malware during time frames that vary by restaurant, but we believe in each case beginning no earlier than March 21, 2018 and ending no later than April 22, 2018. As a result of the incident, we may incur losses associated with anticipated claims by payment card companies for card issuer losses and card replacement costs, as well as fines, penalties and other charges issued by payment card companies. In addition, we are the defendant in purported class action lawsuits, alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiffs, causing those individuals to suffer financial losses. We may also be subject to fines and penalties imposed by state and federal regulators relating to or arising out of the incident. In the future we may become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also become subject to additional lawsuits or proceedings relating to the incident. While we do not acknowledge responsibility to pay any such amounts imposed or demanded, these proceedings and demands may result in related settlement costs.

Although we maintain cyber liability insurance, we are not able to reliably forecast all of the losses that may occur as a result of the incident. It is possible that our losses will be in excess of our cyber liability insurance coverage applicable to the incident. If losses exceed our cyber liability insurance coverage such excess losses could have a material adverse effect on our financial condition or results of operations in future periods.
Further, the incident may have a negative impact on our reputation and cause guests to lose confidence in our ability to safeguard their information. We are unable to definitively determine the impact to our relationship with our guests and whether we will need to engage in significant promotional or other activities to rebuild our relationship with our guests. If the Company experiences another cyber security incident in the future, we believe it will be even more difficult to regain the trust of our guests and to rebuild our reputation.
Shortages or interruptions in the availability and delivery of food and other products may increase costs or reduce revenues.
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, drought and hurricanes; shortages in the availability of truck drivers; the inability of our suppliers to obtain credit in a tight credit market; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply-chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.
The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our company-owned restaurants are located in Texas, Florida and California comprising 21.7%, 13.8% and 11.7%, respectively, as of June 27, 2018. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations. For example, declines in oil prices may increase levels of unemployment and cause other economic pressures that result in lower sales and profits at our restaurants in oil market regions of Texas and surrounding areas.
Litigation could have a material adverse impact on our business and our financial performance.
We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business or out of special circumstances. These matters typically involve claims by guests, team members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Our franchise activity also creates a risk of us being named as a joint employer of workers of franchisees for alleged violations of labor and wage laws. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.
The success of our franchisees is important to our future growth.
We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisees’ failure to comply with food quality and preparation requirements.

Additionally, our international franchisees are subject to risks not encountered by our domestic franchisees, and royalties paid to us may decrease if their businesses are negatively impacted. These risks include:

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
Credit rating agencies may change their credit rating for us, among other things, based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant.
A downgrade of our credit ratings could, among other things:

•	increase our cost of borrowing;

•	limit our ability to access capital;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, including restrictions on our ability to pay distributions or repurchase shares;

•	require us to provide collateral for any future borrowings; and

•	adversely affect the market price of our outstanding debt securities.
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
Challenges to the retail industry may negatively affect guest traffic at our restaurants.
Other tenants at retail centers in which we are located or have executed leases may fail to open or may cease operations as a result of challenges specific to the retail industry, including competition from online retailers. Decreases in total tenant occupancy in retail centers and changes in guest visits to the retail centers in which we are located may negatively affect guest traffic at our restaurants.
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations.
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
We regard our Chili’s® and Maggiano’s® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other entities. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
Some business processes are or may in the future be outsourced to third parties. Such processes include certain information technology processes, gift card tracking and authorization, credit card authorization and processing, insurance claims processing, certain payroll processing, tax filings and other accounting processes. We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.
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
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting and our independent auditors to attest to the effectiveness of our internal control over financial reporting. Our processes for designing and implementing effective internal controls involve continuous effort that requires us to anticipate and react to changes in our business as well as in the economic and regulatory environments. As a result, we expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take as part of this effort will be sufficient to maintain effective internal control over our financial reporting. Failure to maintain effective internal controls could result in consolidated financial statements that do not accurately reflect our financial condition, cause investors to lose confidence in our reported financial information, or result in regulatory scrutiny, penalties or shareholder litigation, all of which could have a negative effect on the trading price of our common stock.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and legal fees and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
Other risk factors that could cause our actual results to differ materially from those indicated in forward-looking statements, include, without limitation, changes in financial and credit markets (including rising interest rates); increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 27, 2018, our system of company-owned and franchised restaurants included 1,686 restaurants located in 49 states and Washington, D.C. We and our franchisees also have restaurants in the U.S. territories of Guam and Puerto Rico and the countries of Bahrain, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Panama, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Taiwan, Tunisia and United Arab Emirates. We have provided you a breakdown of our portfolio of restaurants in the two tables below:
Company-owned versus franchise (by brand) as of June 27, 2018:

June 27, 2018
Chili’s
Company-owned (domestic)	940
Company-owned (international)	5
Franchise	689
Maggiano’s
Company-owned	52
Total	1,686
Domestic versus foreign locations (by brand) as of June 27, 2018 (company-owned and franchised):

	Domestic	No. of States	Foreign	No. of countries and U.S. territories
Chili’s	1,251	49	383	34
Maggiano’s	52	23 & D.C.	—	1
Restaurant Property Information
The following table illustrates the approximate dining capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	4,300-6,000	8,500-24,000
Dining seats	150-252	240-700
Dining tables	35-54	35-150
As of June 27, 2018, we owned the land and building for 194 of our 997 company-owned restaurant locations (domestic and international). For these 194 restaurant locations, the net book value for the land was $147.1 million and for the buildings was $88.2 million. In the first quarter of fiscal 2019, we entered into three purchase agreements to sell and leaseback 143 restaurant properties located throughout the United States. Subsequently under these purchase agreements, we have completed sale leaseback transactions of 137 of these restaurant locations, please refer to Note 16 - Subsequent Events of the Consolidated Financial Statements attached as part of Exhibit 13 to this document for further details.
As of June 27, 2018, 803 restaurant locations were leased by us and the net book value of the buildings and leasehold improvements was $502.6 million. The 803 leased restaurant locations can be categorized as follows: 662 are ground leases (where we lease land only, but own the building) and 141 are retail leases (where we lease the land/

retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants are leased for an initial lease term which is typically ten to twenty years, with one or more renewal terms typically ranging from two to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
During fiscal 2018, we sold an office building containing approximately 108,000 square feet which we continue to use pursuant to a sublease agreement as part of our corporate headquarters and menu development activities. We lease an additional office complex containing approximately 198,000 square feet for the remainder of our corporate headquarters. We entered into a lease for a new corporate headquarters office building to consist of approximately 216,300 square feet. Construction of our new corporate headquarters will not be complete until mid-fiscal year 2019.

ITEM 3. LEGAL PROCEEDINGS
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
Cyber Security Incident
The Company was named as a defendant in putative class action lawsuits in the United States District Court for the Middle District of Florida, the United States District Court for the District of Nevada, and two in the United States District Court for the Central District of California, filed on May 24, 2018, May 30, 2018, June 14, 2018, and June 28, 2018, respectively (collectively, the “Litigation”) relating to the cyber security incident described in Item 1A - Risk Factors. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. We believe we have defenses and intend to defend the Litigation. Several government agencies, including State Attorneys General, are inquiring about or investigating events related to the cyber security incident, including how it occurred, its consequences and our responses (the “Inquiries”). We are cooperating with the Inquiries, and we may be subject to fines or other obligations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or regulatory investigations related to, and other costs associated with this matter. As such, as of June 27, 2018, we have concluded that a loss from these matters is not determinable, therefore, we have not recorded an accrual for Litigation or Inquiries, although the ultimate amount paid on claims and settlement costs could be material. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”. Bid prices quoted represent inter-dealer prices without adjustment for retail markup, markdown and/or commissions, and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low closing sales prices of the common stock, as reported by the NYSE.

	Fiscal Year Ending
	June 27, 2018		June 28, 2017
	High	Low	High	Low
First Quarter	$38.51	$29.89	$54.74	$45.03
Second Quarter	$40.15	$30.47	$55.19	$47.64
Third Quarter	$40.12	$32.67	$50.03	$41.14
Fourth Quarter	$52.12	$35.90	$45.46	$36.93
As of August 13, 2018, there were 457 holders of record of our common stock.
During the fiscal year ended June 27, 2018, we declared quarterly cash dividends for our shareholders. We have set forth the dividends declared for the fiscal year in the following table on the specified dates:

Dividend Per Share of Common Stock	Declaration Date	Record Date	Payment Date
$0.38	August 10, 2017	September 8, 2017	September 28, 2017
$0.38	November 16, 2017	December 8, 2017	December 28, 2017
$0.38	February 6, 2018	March 9, 2018	March 29, 2018
$0.38	April 30, 2018	June 8, 2018	June 28, 2018

The graph below matches Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.
The graph above assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 26, 2013 and June 30, 2013, respectively, and its relative performance is tracked through June 27, 2018. The values shown are neither indicative nor determinative of future performance.

	2013	2014	2015	2016	2017	2018
Brinker International	$100.00	$134.46	$155.19	$127.84	$108.73	$147.41
S&P 500	$100.00	$124.61	$133.86	$139.20	$164.11	$187.70
S&P Restaurants(1)	$100.00	$114.00	$129.85	$143.56	$172.99	$171.94

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.

We continue to maintain our share repurchase program. Subsequent to fiscal 2018, on August 13, 2018, our Board of Directors authorized an additional $300.0 million in share repurchases, bringing the total authorization to $4.9 billion.
During the fourth quarter of fiscal 2018, we repurchased shares as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 29, 2018 through May 2, 2018	1,776	$37.55	—	$204,741
May 3, 2018 through May 30, 2018	2,440,351	$44.68	2,439,276	$95,746
May 31, 2018 through June 27, 2018	672,801	$47.73	670,091	$63,758
Total	3,114,928	$45.34	3,109,367

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the fourth quarter of fiscal 2018, 5,561 shares were tendered by team members at an average price of $45.20.

(2)	The final amount shown is as of June 27, 2018.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth in that section entitled “Selected Financial Data” in our 2018 Annual Report to Shareholders is presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth in that section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report to Shareholders is presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in that section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is in our 2018 Annual Report to Shareholders presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
We refer you to the Consolidated Financial Statements attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 27, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 27, 2018, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are in our 2018 Annual Report to Shareholders and are presented within Exhibit 13 to this document. Our report describes the fiscal 2018 control effectiveness, including the remediation of the material weakness identified and reported in our fiscal 2017 Annual Report. We incorporate that remediation information in this document by reference, and we incorporate our report in this document by reference.
Changes in Internal Control over Financial Reporting
Except for our new internal controls implemented to remediate the material weakness described within “Management’s Report on Internal Control over Financial Reporting” in our 2018 Annual Report to Shareholders and which new internal controls are presented within Exhibit 13 to this document, there were no changes in our internal control over financial reporting during the fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
If you would like information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, you should read the sections entitled “Election of Directors - Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.
The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our team members, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_policy.html. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics will be posted on our website within four business days of such amendment or waiver. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
If you would like information about our executive compensation, you should read the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
If you would like information about our security ownership of certain beneficial owners and management and related stockholder matters, you should read the sections entitled “Directors’ Compensation”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
If you would like information about certain relationships and related transactions, you should read the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.
If you would like information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, you should read the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
If you would like information about principal accountant fees and services, you should read the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 annual meeting of shareholders. We incorporate that information in this document by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
We make reference to the Index to Consolidated Financial Statements attached to this document on page F-1 of Exhibit 13 for a listing of all financial statements attached as Exhibit 13 to this document.
(a)(2) Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(a)(3) Exhibits
We make reference to the exhibits listed under Part (b) below.

(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture between the Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture between Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)
4(e)	Indenture dated as of September 23, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
10(a)	Registrant’s Stock Option and Incentive Plan(6)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants(7)
10(c)	Registrant’s Performance Share Description(8)
10(d)
Credit Agreement dated as of March 12, 2015, by and among Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, Wells Fargo Bank, National Association, The Bank of Tokyo - Mitsubishi UFJ, Ltd., U.S. Bank National Association and Greenstone Farm Credit Services(9)

10(e)
Second Amendment to Credit Agreement dated September 13, 2016, by and among Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Regions Bank, Compass Bank, Greenstone Farm Credit Services ACA, SunTrust Bank, and Barclays Bank PLC(10)

10(f)
Third Amendment to Credit Agreement dated April 30, 2018, by and among the Company and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Bank, Ltd., SunTrust Bank, U.S. Bank National Association, Barclays Bank PLC, Regions Bank, Compass Bank, and Associated Bank National Association.(11)

10(g)	Registrant’s 2017 Performance Share Plan Description(12)
10(h)	Severance and Change in Control Agreement(13)
10(i)	Executive Severance Benefits Plan and Summary Plan Description(13)
10(j)	Change in Control Severance Agreement(13)
10(k)	Registrant’s 2018 Performance Share Plan(14)
10(l)	Registrant’s Terms of F2018 Stock Option Award(15)
10(m)	Registrant’s Terms of F2018 Retention Stock Unit Award(15)
10(n)	Registrant’s Terms of F2018 Restricted Stock Unit Award(15)
10(o)	Registrant’s Terms of Special Equity Award(15)
13	2018 Annual Report to Shareholders(16)
21	Subsidiaries of the Registrant(14)
23	Consent of Independent Registered Public Accounting Firm(14)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)(14)
31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)(14)
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32(b)
Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed herewith.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an exhibit to current report on Form 8-K dated September 23, 2016 and incorporated herein by reference.

(6)	Filed as an Appendix A to Proxy Statement of Registrant filed on September 17, 2013 and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended December 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 29, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to current report on Form 8-K dated March 12, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended September 28, 2016 and incorporated herein by reference.

(11)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 28, 2018 and incorporated herein by reference.

(12)	Filed as an exhibit to current report on Form 8-K dated August 18, 2016 and incorporated herein by reference.

(13)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 29, 2017 and incorporated herein by reference.

(14)	Filed herewith.

(15)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 2017 and incorporated herein by reference.

(16)	Portions filed herewith, to the extent indicated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor Senior Vice President and Chief Financial Officer
Dated: August 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 27, 2018.

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ JOSEPH G. TAYLOR	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ ELAINE L. BOLTZ	Director
Elaine L. Boltz

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ JOSE LUIS PRADO	Director
Jose Luis Prado