Form 10-Q
period 2018-09-26
BRINKER INTERNATIONAL INC
filed 2018-11-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2018
Common Stock, $0.10 par value	38.6 million shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 26, 2018	June 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$11.0	$10.9
Accounts receivable, net	42.7	53.7
Inventories	23.4	24.2
Restaurant supplies	46.8	46.7
Prepaid expenses	27.1	20.8
Total current assets	151.0	156.3
Property and equipment, at cost
Land	50.4	154.0
Buildings and leasehold improvements	1,463.9	1,673.3
Furniture and equipment	717.0	722.0
Construction-in-progress	25.2	22.1
	2,256.5	2,571.4
Less accumulated depreciation and amortization	(1,494.3)	(1,632.5)
Net property and equipment	762.2	938.9
Other assets
Goodwill	164.0	163.8
Deferred income taxes, net	112.1	33.6
Intangibles, net	23.6	24.0
Other	31.1	30.7
Total other assets	330.8	252.1
Total assets	$1,244.0	$1,347.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$7.4	$7.1
Accounts payable	97.2	104.7
Gift card liability	106.3	119.1
Accrued payroll	62.6	74.5
Other accrued liabilities	159.5	127.2
Income taxes payable	74.6	1.7
Total current liabilities	507.6	434.3
Long-term debt, less current installments	1,153.0	1,499.6
Deferred gain on sale leaseback transactions	251.0	—
Other liabilities	148.3	131.7
Commitments and Contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 176.2 million shares issued and 38.8 million shares outstanding at September 26, 2018, and 176.2 million shares issued and 40.8 million shares outstanding at June 27, 2018)	17.6	17.6
Additional paid-in capital	503.9	511.6
Accumulated other comprehensive loss	(5.5)	(5.8)
Retained earnings	2,686.5	2,683.0
	3,202.5	3,206.4
Less treasury stock, at cost (137.4 million shares at September 26, 2018 and 135.4 million shares at June 27, 2018)	(4,018.4)	(3,924.7)
Total shareholders’ deficit	(815.9)	(718.3)
Total liabilities and shareholders’ deficit	$1,244.0	$1,347.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Revenues
Company sales	$728.3	$716.9
Franchise and other revenues (Note 2)	25.5	22.5
Total revenues	753.8	739.4
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	191.9	187.6
Restaurant labor	256.3	251.1
Restaurant expenses (Note 2)	199.0	188.1
Company restaurant expenses	647.2	626.8
Depreciation and amortization	37.0	38.5
General and administrative	33.8	32.3
Other (gains) and charges	(11.1)	13.2
Total operating costs and expenses	706.9	710.8
Operating income	46.9	28.6
Interest expense	15.6	13.9
Other (income), net	(0.8)	(0.5)
Income before provision for income taxes	32.1	15.2
Provision for income taxes	5.7	5.3
Net income	$26.4	$9.9

Basic net income per share	$0.65	$0.20

Diluted net income per share	$0.64	$0.20

Basic weighted average shares outstanding	40.4	48.3

Diluted weighted average shares outstanding	41.1	48.7

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.3	$1.5
Other comprehensive income	0.3	1.5
Comprehensive income	$26.7	$11.4

Dividends per share	$0.38	$0.38

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Cash flows from operating activities
Net income	$26.4	$9.9
Adjustments to reconcile Net income to net cash from operating activities:
Depreciation and amortization	37.0	38.5
Stock-based compensation	3.6	3.5
Deferred income taxes, net	(76.1)	4.6
Restructure charges and other impairments	1.9	9.0
Net (gain) loss on disposal of assets	(13.6)	0.4
Undistributed loss on equity investments	—	0.2
Other	0.8	1.0
Changes in assets and liabilities:
Accounts receivable, net	7.9	6.4
Inventories	0.8	0.2
Restaurant supplies	—	(0.8)
Prepaid expenses	(6.3)	—
Other assets	(0.5)	(0.1)
Accounts payable	(5.1)	(5.0)
Gift card liability	(4.6)	(8.5)
Accrued payroll	(11.9)	(6.5)
Other accrued liabilities	12.5	15.2
Current income taxes	77.5	(18.2)
Other liabilities	(0.7)	0.4
Net cash provided by operating activities	49.6	50.2
Cash flows from investing activities
Payments for property and equipment	(31.2)	(22.4)
Proceeds from sale of assets	—	0.1
Proceeds from note receivable	0.7	—
Insurance recoveries	1.4	—
Proceeds from sale leaseback transactions, net of related expenses	447.6	—
Net cash provided by (used in) investing activities	418.5	(22.3)
Cash flows from financing activities
Borrowings on revolving credit facility	204.0	110.0
Payments on revolving credit facility	(549.0)	(77.0)
Purchases of treasury stock	(105.5)	(41.7)
Payments on long-term debt	(1.8)	(2.5)
Payments of dividends	(16.2)	(17.0)
Proceeds from issuances of treasury stock	0.5	0.2
Net cash used in financing activities	(468.0)	(28.0)
Net change in cash and cash equivalents	0.1	(0.1)
Cash and cash equivalents at beginning of period	10.9	9.1
Cash and cash equivalents at end of period	$11.0	$9.0

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc., its subsidiaries, and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements as of September 26, 2018 and June 27, 2018 and for the thirteen week periods ended September 26, 2018 and September 27, 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 26, 2018, we owned, operated or franchised 1,686 restaurants, consisting of 997 company-owned restaurants and 689 franchised restaurants, located in the United States and 30 countries and two United States territories.
Basis of Presentation
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
The foreign currency translation adjustment included in Comprehensive income in the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture (prior to divestiture in the second quarter of fiscal 2018) from their respective functional currencies to U.S. dollars. This amount is not included in Net income and would only be realized upon disposition of the businesses. The Accumulated other comprehensive loss (“AOCL”) is presented in the Consolidated Balance Sheets.
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations. The Notes to the Consolidated Financial Statements should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company’s June 27, 2018 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts within the Notes to the Consolidated Financial Statements are presented in millions unless otherwise specified.
New Accounting Standards Implemented
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, and has subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019. Please refer to Note 2 - Revenue Recognition for disclosures about our adoption.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) - In August 2016, the FASB issued ASU 2016-15, this update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019. The update will be applied on a retrospective basis. The adoption of this guidance did not have an impact to our Consolidated Financial Statements or debt covenants.

2. REVENUE RECOGNITION
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the first quarter of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP.
Significant Accounting Policy
Revenues are presented in Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income. Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues includes royalties, advertising fees (effective first quarter of fiscal 2019), development fees, franchise fees, Maggiano’s banquet service charge income, gift card breakage, service fees and discount costs from third-party gift card sales, digital entertainment revenue, delivery fee income, and retail royalty revenues.
Company sales
The adoption of ASC 606 did not impact revenue recognition related to Company sales. We will continue to record revenue from the sale of food, beverages and alcohol as products are sold.
Franchise and other revenues
Royalties - Franchise royalties are based on a percentage of the sales generated by our franchised restaurants. The provisions of ASC 606 did not impact the recognition of these royalties, as the performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol. Royalty revenues attributable to franchise restaurants will continue to be recognized in the same period the sales are generated at the franchise restaurants.
Advertising fees - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. The adoption of ASC 606 did not impact the timing of revenue recognition of the advertising fees received; however, effective first quarter of fiscal 2019, advertising fees are now presented on a gross basis within Franchise and other revenues. Under Legacy GAAP, the advertising funds received from franchisees were considered a reimbursement of advertising expenses and were presented on a net basis as a reduction to advertising expenses in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
Initial development and franchise fees - We receive development fees from franchisees for territory development arrangements and franchise fees for a new restaurant opening. Under ASC 606 these arrangements will be collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets.
Under Legacy GAAP, development fees were recognized as income upon the execution of the agreement, when development rights were conveyed to the franchisee. Franchise fees were recognized as income when the obligations under the franchise agreement were satisfied, generally upon the opening of the new franchise restaurant.

Gift card breakage income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenue balance accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program.
Additionally, proceeds from the sale of gift cards will continue to be recorded as deferred revenue in Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Gift card service fees and discount costs - Our gift cards are sold through various outlets such as in-store, Chili’s and Maggiano’s websites, directly to other businesses, and through third parties distributors that sell our gift cards at various retail locations. We incur incremental direct costs related to gift card sales, such as commissions and activation fees, for gift cards sold to third party businesses and distributors. These initial direct costs are deferred and amortized against revenue proportionate to the pattern of related gift card redemption.
Other revenues - Other revenues not described above, such as Maggiano’s banquet service charge income, digital entertainment revenue, Chili’s retail food product royalties and delivery fee income had no change in recognition from the adoption of ASC 606.
Sales taxes
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer have been excluded from revenue under both Legacy GAAP and ASC 606.
Disaggregation of Total Revenues
The following table disaggregates revenue by operating segment and major source:

	Thirteen Weeks Ended September 26, 2018
	Chili's	Maggiano's	Total
Company sales	$640.3	$88.0	$728.3
Royalties	12.9	—	12.9
Advertising fees	5.1	—	5.1
Franchise fees and other revenues	3.5	4.0	7.5
Total revenues	$661.8	$92.0	$753.8

Franchise fees and other revenues primarily includes gift card breakage revenue, Maggiano’s banquet service charge income, digital entertainment revenues, delivery fee income, initial development and franchise fees from franchisees, service fees and discount costs from third-party gift card sales, and other revenues.

Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. A summary of significant changes to the related deferred balance during the first quarter of fiscal 2019 is presented below, along with the revenue to be recognized in the subsequent periods.

Deferred Development and Franchise Fees
Balance at June 27, 2018	$—
Cumulative effect adjustment from adoption of ASC 606	18.1
Additions	0.2
Amount recognized to Franchise and other revenue	(0.5)
Balance at September 26, 2018	$17.8

Fiscal Year	Development and Franchise Fees Revenue Recognition
2019	$1.2
2020	1.4
2021	1.4
2022	1.4
2023	1.4
Thereafter	11.0
$17.8

The development and franchise fees that will be recognized in future years are based on active contracts with franchisees. These amounts represent the amount that will be recognized pursuant to the satisfaction of the contractual performance obligations. We also expect to have future year royalties and advertising fees related to our franchise contracts, however under ASC 606, these future year revenues are not yet determinable due to unsatisfied performance obligations based upon a sales-based royalty.

Financial Statement Impact of Transition to ASC 606
ASC 606 was applied to all contracts with customers as of the first day of fiscal 2019, June 28, 2018. The cumulative effect was applied using the modified retrospective approach. Below our Consolidated Balance Sheets reflects the transition to ASC 606 as an adjustment at June 28, 2018 as follows:

	June 27, 2018	ASC 606 Cumulative Effect Adjustments	June 28, 2018
ASSETS
Other assets
Deferred income taxes, net (1)	$33.6	$2.5	$36.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Gift card liability (2)	119.1	(8.2)	110.9
Other accrued liabilities (3)	127.2	1.5	128.7
Other liabilities (3)	131.7	16.6	148.3
Shareholders’ deficit
Retained earnings (2) (3)	(718.3)	(7.4)	(725.7)

(1)	Deferred income taxes, net adjustment relates to the net change in liabilities and equity as a result of the adoption of ASC 606 described in notes (2) and (3) below.

(2)
Gift card liability is adjusted for the ASC 606 adoption impact of the change to recognize gift card breakage proportionate to the pattern of related gift card redemption. Under Legacy GAAP, gift card breakage was recognized when the likelihood of redemption was deemed remote. The cumulative effect of applying ASC 606 accounting to gift card balances outstanding at June 28, 2018 resulted in an $8.2 million decrease in Gift card liability due to the change in timing of recognition between ASC 606 and Legacy GAAP, and a corresponding $2.0 million decrease in Deferred income taxes, net, and a $6.2 million increase in Retained earnings.

(3)
Other liabilities $16.6 million and Other accrued liabilities $1.5 million adjustments relate to the deferral of previously recognized franchise and development fees received from franchisees, with a corresponding $4.5 million increase in Deferred income taxes, and a $13.6 million decrease to Retained earnings at June 28, 2018.

Comparison of Fiscal 2019 Periods if Legacy GAAP had been in Effect
The following tables reflect the impact to our Condensed Consolidated Statement of Income (Unaudited) and Cash flows from operating activities for the thirteen week period ended September 26, 2018, and the unaudited Condensed Consolidated Balance Sheet at September 26, 2018 as if the Legacy GAAP was still in effect.
The adjustments presented below in the Condensed Consolidated Statement of Income (Unaudited) include under ASC 606, advertising fees now presented on a gross basis as a component of Franchise and other revenues. Under Legacy GAAP, the advertising fees were recorded as a reduction to advertising expenses within Restaurant expenses in the Consolidated Statements of Comprehensive Income. Additionally, the recognition timing change for franchise related fees and gift card breakage are included within Franchise and other revenues.
The adjustments presented below in the Condensed Consolidated Balance Sheet relate to the cumulative effect impact described above in the “Financial Statement Impact of Transition to ASC 606” section, as well as the impact from the change in the gift card breakage, deferred development and franchise fees, and corresponding deferred tax and retained earnings balances as of September 26, 2018.
Condensed Consolidated Statement of Income (Unaudited)

	Thirteen Week Period Ended September 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Revenues
Company sales	$728.3	$—	$728.3
Franchise and other revenues	25.5	(4.8)	20.7
Total revenues	753.8	(4.8)	749.0
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	191.9	—	191.9
Restaurant labor	256.3	—	256.3
Restaurant expenses	199.0	(5.1)	193.9
Company restaurant expenses	647.2	(5.1)	642.1
Depreciation and amortization	37.0	—	37.0
General and administrative	33.8	—	33.8
Other (gains) and charges	(11.1)	—	(11.1)
Total operating costs and expenses	706.9	(5.1)	701.8
Operating income	46.9	0.3	47.2
Interest expense	15.6	—	15.6
Other (income), net	(0.8)	—	(0.8)
Income before provision for income taxes	32.1	0.3	32.4
Provision for income taxes	5.7	0.1	5.8
Net income	$26.4	$0.2	$26.6

Basic net income per share	$0.65	$0.01	$0.66

Diluted net income per share	$0.64	$0.01	$0.65

Cash flows from operating activities (Unaudited)

	Thirteen Week Period Ended September 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Net income	$26.4	$0.2	$26.6
Adjustments to reconcile Net income to net cash from operating activities:
Depreciation and amortization	37.0	—	37.0
Stock-based compensation	3.6	—	3.6
Deferred income taxes, net	(76.1)	0.1	(76.0)
Restructure charges and other impairments	1.9	—	1.9
Net (gain) loss on disposal of assets	(13.6)	—	(13.6)
Other	0.8	—	0.8
Changes in assets and liabilities:
Accounts receivable, net	7.9	—	7.9
Inventories	0.8	—	0.8
Prepaid expenses	(6.3)	—	(6.3)
Other assets	(0.5)	—	(0.5)
Accounts payable	(5.1)	—	(5.1)
Gift card liability	(4.6)	(0.6)	(5.2)
Accrued payroll	(11.9)	—	(11.9)
Other accrued liabilities	12.5	0.3	12.8
Current income taxes	77.5	—	77.5
Other liabilities	(0.7)	—	(0.7)
Net cash provided by operating activities	$49.6	$—	$49.6

Condensed Consolidated Balance Sheet

	September 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
ASSETS
Current assets
Total current assets	$151.0	$—	$151.0
Property and equipment, at cost
Net property and equipment	762.2	—	762.2
Other assets
Goodwill	164.0	—	164.0
Deferred income taxes, net	112.1	(2.6)	109.5
Intangibles, net	23.6	—	23.6
Other	31.1	—	31.1
Total other assets	330.8	(2.6)	328.2
Total assets	$1,244.0	$(2.6)	$1,241.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$7.4	$—	$7.4
Accounts payable	97.2	—	97.2
Gift card liability	106.3	7.6	113.9
Accrued payroll	62.6	—	62.6
Other accrued liabilities	159.5	(1.2)	158.3
Income taxes payable	74.6	—	74.6
Total current liabilities	507.6	6.4	514.0
Long-term debt, less current installments	1,153.0	—	1,153.0
Deferred gain on sale leaseback transactions	251.0	—	251.0
Other liabilities	148.3	(16.6)	131.7
Shareholders’ deficit
Common stock	17.6	—	17.6
Additional paid-in capital	503.9	—	503.9
Accumulated other comprehensive loss	(5.5)	—	(5.5)
Retained earnings	2,686.5	7.6	2,694.1
Less treasury stock, at cost	(4,018.4)	—	(4,018.4)
Total shareholders’ deficit	(815.9)	7.6	(808.3)
Total liabilities and shareholders’ deficit	$1,244.0	$(2.6)	$1,241.4

3. SALE LEASEBACK TRANSACTIONS
Restaurant Properties Sale Leaseback Transactions
In the first quarter of fiscal 2019, we have completed sale leaseback transactions of 141 restaurant properties for aggregate consideration of $455.7 million. The balances attributable to the restaurant assets sold include Land of $103.6 million, Buildings and leasehold improvements of $217.6 million, certain fixtures included in Furniture and equipment of $9.3 million, and Accumulated depreciation of $163.9 million. The total gain was $289.1 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.

Lease details
The initial terms of the leases are for 15 years, plus renewal options at our discretion, which contain scheduled rent increases, all of the leases were determined to be operating leases. Rent expense associated with these operating leases is being recognized on a straight-line basis over the lease terms. As of September 26, 2018, $0.4 million of straight-line rent has been recorded for these operating leases in Other liabilities in the Consolidated Balance Sheets.
Gain and deferred gain recognition
In line with the applicable accounting guidance, we immediately recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen week period ended September 26, 2018, $20.1 million of the $289.1 million gross gain was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income. The remaining balance of the deferred gain of $269.0 million as of September 26, 2018 was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets.
Corporate Headquarters Relocation
During the third quarter of fiscal 2018, we sold the portion of our current headquarters property that we owned for net proceeds of $13.7 million that have been deferred in Other accrued liabilities in the Consolidated Balance Sheets until we have fully relinquished possession of the sold property and our involvement has been terminated. We plan to relocate during the third quarter of fiscal 2019, and once our possession of the existing headquarters has terminated, we will recognize the sale, and record a gain related to the transaction.
Accelerated depreciation for certain corporate headquarters leasehold improvements of $0.5 million was recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income during the thirteen week period ended September 26, 2018. As of September 26, 2018, Land of $5.9 million, and additional Net property and equipment of $2.1 million were recorded on our Consolidated Balance Sheets related to the sold property.

4. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Basic weighted average shares outstanding	40.4	48.3
Dilutive stock options	0.2	0.1
Dilutive restricted shares	0.5	0.3
	0.7	0.4
Diluted weighted average shares outstanding	41.1	48.7

Awards excluded due to anti-dilutive effect on diluted net income per share	1.0	1.4

5. INCOME TAXES
The effective income tax rate in the thirteen week period ended September 26, 2018 decreased to 17.9% compared to 34.8% for the thirteen week period ended September 27, 2017 primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our fiscal 2019 effective income tax rate is further lowered due to an increase in the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
The tax gains related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, were recognized for tax purposes when the transaction was completed. A tax liability of approximately $73.6 million related to the gain was included in Income taxes payable in the Consolidated Balance Sheets as of September 26, 2018. This liability will be subsequently paid in the second quarter of fiscal 2019.

6. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Sale leaseback (gain), net of transaction charges	$(13.3)	$—
Property damages, net of (insurance recoveries)	(0.8)	4.6
Foreign currency transaction gain	(0.8)	—
Restaurant closure charges	1.7	0.2
Accelerated depreciation	0.5	0.5
Remodel-related costs	0.5	—
Cyber security incident charges	0.4	—
Restaurant impairment charges	—	7.2
Other	0.7	0.7
Total	$(11.1)	$13.2

Fiscal 2019

•
Sale leaseback (gain), net of transaction charges during the thirteen week period ended September 26, 2018 includes a gain of $20.1 million associated with the transactions, net of transaction costs incurred of $6.8 million related to professional services, legal and accounting fees. Please see Note 3 - Sale Leaseback Transactions for further details on this transaction.

•
Property damages, net of (insurance recoveries) primarily includes $0.9 million of insurance proceeds received during thirteen week period ended September 26, 2018 related to a previously filed fire claim.

•
Foreign currency transaction gain includes an $0.8 million gain recognized for the thirteen week period ended September 26, 2018 resulting from the value of the Mexican peso as compared to the U.S. dollar on our Mexican peso denominated note receivable that we received as consideration from the sale of our equity interest in our Mexico joint venture during the second quarter of fiscal 2018.

•
Restaurant closure charges during the thirteen week period ended September 26, 2018 were $1.7 million which were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•
Accelerated depreciation of $0.5 million was recorded during the thirteen week period ended September 26, 2018, related to depreciation on certain leasehold improvements at the corporate headquarters property. Please see Note 3 - Sale Leaseback Transactions for more details on the corporate headquarters relocation.

•
Remodel-related costs during the during the thirteen week period ended September 26, 2018 totaling $0.5 million were recorded related to existing fixed asset write-offs associated with the Chili’s reimaging project.

•
Cyber security incident charges during the thirteen week period ended September 26, 2018 totaling $0.4 million were recorded related to professional services associated with our response to the incident. We first reported the incident during the fourth quarter of fiscal 2018. For further details refer to Note 13 - Commitments and Contingencies.

Fiscal 2018
During the first quarter of fiscal 2018, we recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili’s restaurants located in Alberta, Canada which closed during the second quarter of fiscal 2018. Alberta has an oil dependent economy and has experienced an economic recession in recent years related to lower oil production. The slower economy negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return.
Additionally, we incurred $4.6 million of expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. Our restaurants were closed in the areas affected by these disasters and our team members were unable to work. These payments were made to assist our team members during these crises and to promote retention. We carry insurance coverage for these types of natural disasters.

7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise business. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants.
Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues includes Royalties, Advertising fees, and Franchise fees and other revenues which contains development fees, franchise fees, banquet service charge income, gift card breakage and related discounts, digital entertainment revenue, Chili’s retail food product royalties and delivery fee income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.
Effective the first quarter of fiscal 2019, we transitioned to ASC 606, from the previous Legacy GAAP guidance. Our Consolidated Financial Statements for the first quarter of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please see Note 2 - Revenue Recognition for more details on the adoption of ASC 606.

Our chief operating decision maker uses operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs, restaurant labor costs and restaurant expenses, including advertising. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 26, 2018
	ASC 606
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$640.3	$88.0	$—	$728.3
Royalties	12.9	—	—	12.9
Advertising fees	5.1	—	—	5.1
Franchise fees and other revenues	3.5	4.0	—	7.5
Total revenues	661.8	92.0	—	753.8

Company restaurant expenses (1)	563.1	83.9	0.2	647.2
Depreciation and amortization	30.5	4.0	2.5	37.0
General and administrative	8.8	1.7	23.3	33.8
Other gains and charges (2)	(12.3)	—	1.2	(11.1)
Total operating costs and expenses	590.1	89.6	27.2	706.9

Operating income (loss)	71.7	2.4	(27.2)	46.9
Interest expense	1.0	0.1	14.5	15.6
Other, net	—	—	(0.8)	(0.8)
Income (loss) before provision for income taxes	$70.7	$2.3	$(40.9)	$32.1

Segment assets (2)	$1,002.8	$149.4	$91.8	$1,244.0
Segment goodwill	125.6	38.4	—	164.0
Payments for property and equipment	22.7	3.2	5.3	31.2

	Thirteen Week Period Ended September 27, 2017
	Legacy GAAP
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$627.6	$89.3	$—	$716.9
Franchise and other revenues	18.3	4.2	—	22.5
Total revenues	645.9	93.5	—	739.4

Company restaurant expenses(1)	541.4	85.3	0.1	626.8
Depreciation and amortization	31.8	4.0	2.7	38.5
General and administrative	9.6	1.3	21.4	32.3
Other gains and charges	12.1	(0.2)	1.3	13.2
Total operating costs and expenses	594.9	90.4	25.5	710.8

Operating income (loss)	51.0	3.1	(25.5)	28.6
Interest expense	—	—	13.9	13.9
Other, net	—	—	(0.5)	(0.5)
Income (loss) before provision for income taxes	$51.0	$3.1	$(38.9)	$15.2

Equity method investment (3)	$10.5	$—	$—	$10.5
Payments for property and equipment	$18.6	$2.4	$1.4	$22.4

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses including advertising. With the adoption of ASC 606, for the thirteen week period ended September 26, 2018 advertising contributions received from Chili’s franchisees are recorded as Advertising fees within Total revenues, which differs from the thirteen week period ended September 27, 2017 that includes Chili’s franchise advertising contributions recorded on a net basis within Company restaurant expenses.

(2)
During the thirteen week period ended September 26, 2018 we completed sale leaseback transactions of 141 company-owned Chili’s restaurant properties. As part of this transaction, we sold the related restaurant fixed assets totaling $166.6 million, net of accumulated depreciation. Additionally, Chili’s recognized $20.1 million of gain on the sale, including a certain portion of the deferred gain, as well as transaction related costs incurred totaling $6.8 million in Other (gains) and charges on Consolidated Statements of Comprehensive Income. Please see Note 3 - Sale Leaseback Transactions for further details.

(3)	During the second quarter of fiscal 2018, we sold our equity interest in the Mexico joint venture.
8. DEBT
Long-term debt consists of the following:

	September 26, 2018	June 27, 2018
Revolving credit facility	$475.3	$820.3
5.00% notes	350.0	350.0
3.88% notes	300.0	300.0
Capital lease obligations	41.4	43.0
Total long-term debt	1,166.7	1,513.3
Less unamortized debt issuance costs and discounts	(6.3)	(6.6)
Total long-term debt less unamortized debt issuance costs and discounts	1,160.4	1,506.7
Less current installments	(7.4)	(7.1)
	$1,153.0	$1,499.6

Revolving Credit Facility
During the thirteen week period ended September 26, 2018, net repayments of $345.0 million were made on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions, partially offset by share repurchases. As of September 26, 2018, $524.7 million of credit was available under the revolving credit facility.
Under the amended $1.0 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we are paying interest at a rate of LIBOR plus 1.70% for a total of 3.94%. One month LIBOR at September 26, 2018 was approximately 2.24%.
5.00% Notes
In September 2016, we completed the private offering of $350.0 million of our 5.00% senior notes due October 2024 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The notes require semi-annual interest payments which began on April 1, 2017.
3.88% Notes
In May 2013, we issued $300.0 million of 3.88% notes due in May 2023. The notes require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. We are currently in compliance with all financial covenants.

9. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	September 26, 2018	June 27, 2018
Deferred liabilities and sale leaseback gains (1)	$33.6	$15.5
Property tax	21.9	17.4
Insurance	19.5	17.8
Dividends	15.9	16.3
Sales tax	15.2	14.2
Interest	14.6	7.8
Straight-line rent (2)	4.9	5.2
Landlord contributions	2.7	2.7
Deferred franchise fees (3)	1.4	—
Cyber security incident (4)	1.0	1.4
Other (5)	28.8	28.9
	$159.5	$127.2

(1)
Deferred sale proceeds primarily relate to $18.0 million for the current portion of the deferred gain related to the sale leaseback transactions executed during the first quarter of fiscal 2019, and net proceeds of $13.7 million that have been deferred related to the sale of our corporate headquarters property. Please see Note 3 - Sale Leaseback Transactions for further details.

(2)
Straight-line rent includes the current portion of the straight-line rent of operating leases. During the thirteen week periods ended September 26, 2018 and September 27, 2017, $1.0 million of expense and $2.0 million of credit related to straight-line rent expense was recognized into Restaurant expenses in the Consolidated Statements of Comprehensive Income, respectively.

(3)
Deferred franchise and development fees relates to the current portion of upfront initial franchise and development fees received recorded as part of adoption of ASC 606, please see Note 2 - Revenue Recognition for further details, and the Other liabilities table below for the long-term accrued amount.

(4)	Cyber security incident accrual relates the fiscal 2018 event, please see Note 13 - Contingencies for further details.

(5)
Other primarily consists of accruals for utilities and services, certain lease reserves (see Note 13 - Contingencies for details), banquet deposits for Maggiano’s events, the current portion of certain lease-related reserves, and rent-related expenses, and other various accruals.

Other liabilities consist of the following:

	September 26, 2018	June 27, 2018
Straight-line rent (1)	$56.1	$55.6
Insurance	39.3	40.1
Landlord contributions	24.6	23.3
Deferred franchise fees (2)	16.4	—
Unfavorable leases	3.3	3.8
Unrecognized tax benefits	2.9	2.9
Other	5.7	6.0
	$148.3	$131.7

(1)
Straight-line rent is the long-term portion of the straight-line rent, and for the first quarter of fiscal 2019 this balance also includes $0.4 million for the straight-line rent accrued for 141 restaurants sold as part of the sale leaseback transactions. Please see Note 3 - Sale Leaseback Transactions for more details, and the above Accrued other liabilities table for the current portion of straight-line rent recorded to be recognized within the next twelve months.

(2)
Deferred franchise and development fees relates to the long-term portion of upfront initial franchise and development fees received recorded as part of adoption of ASC 606, please see Note 2 - Revenue Recognition for further details, and the Other accrued liabilities table above for the current accrued amount.

10. FAIR VALUE MEASUREMENTS
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
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of property and equipment, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented.
During the thirteen week period ended September 26, 2018, no assets were identified for impairment. During the thirteen week period ended September 27, 2017, we impaired long-lived assets and reacquired franchise rights with carrying values of $6.0 million and $1.2 million, respectively, primarily related to nine underperforming Chili’s restaurants located in Alberta, Canada which were identified for closure by management. We determined the leasehold improvements and other assets associated with these restaurants had no fair value, based on Level 3 fair value measurements, resulting in an impairment charge of $7.2 million. The restaurant assets were assigned a zero fair value as the decision to close the restaurants in the second quarter of fiscal 2018 resulted in substantially all of the assets reverting to the landlords.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. During the thirteen week period ended September 26, 2018 and thirteen week period ended September 27, 2017, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Accumulated amortization of Intangibles, net at September 26, 2018 and June 27, 2018, was $6.1 million and $5.7 million, respectively.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. During the thirteen week period ended September 26, 2018 and thirteen week period ended September 27, 2017, no indicators of impairment were identified.
Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to the amended revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 3.88% and 5.00% notes are based on quoted market prices and are considered Level 2 fair value measurements.
During fiscal 2018 we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at September 26, 2018 was $13.3 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets. Please refer to Note 6 - Other Gains and Charges for further details about this note receivable.
We have recorded certain lease obligations related to the previously divested Romano’s Macaroni Grill restaurants. These lease obligations are based on Level 3 fair value measurements based on an estimate of the obligation associated with the lease locations, stated rent and other factors such as ability and probability of the landlord to mitigate damages by leasing to new tenants. Please refer to Note 13 - Contingencies for further details.
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.88% notes and 5.00% notes are as follows, please see further details at Note 8 - Debt:

	September 26, 2018		June 27, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.88% Notes	$298.3	$283.9	$298.2	$285.3
5.00% Notes	345.4	334.8	345.2	342.3

11. SHAREHOLDERS’ DEFICIT
Changes in Shareholders’ Deficit
The changes in Total shareholders’ deficit during the thirteen week periods ended September 26, 2018 and September 27, 2017, respectively, were as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Cumulative effect of adoption of ASC 606	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	$17.6	$503.9	$2,686.5	$(4,018.4)	$(5.5)	$(815.9)

Balances at June 28, 2017	$17.6	$502.1	$2,627.1	$(3,628.5)	$(11.9)	$(493.6)
Net income	—	—	9.9	—	—	9.9
Other comprehensive income	—	—	—	—	1.5	1.5
Dividends ($0.38 per share)	—	—	(18.8)	—	—	(18.8)
Stock-based compensation	—	3.5	—	—	—	3.5
Purchases of treasury stock	—	(0.1)	—	(41.6)	—	(41.7)
Issuances of common stock	—	(2.4)	—	2.6	—	0.2
Balance at September 27, 2017	$17.6	$503.1	$2,618.2	$(3,667.5)	$(10.4)	$(539.0)

Share Repurchases
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirteen week period ended September 26, 2018, we repurchased approximately 2.1 million shares of our common stock for $105.5 million. During the thirteen week period ended September 27, 2017, we repurchased approximately 1.3 million shares of our common stock for $41.7 million.
The repurchased shares included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. As of September 26, 2018, approximately $259.8 million was available under our share repurchase authorizations. Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Shares that have been paid for but not yet delivered are reflected as a reduction of Additional paid in capital while other repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
Stock-based Compensation
During the thirteen week period ended September 26, 2018, we granted approximately 0.3 million stock options with a weighted average exercise price per share of $43.35 and a weighted average fair value per share of $8.03, and approximately 0.3 million restricted share awards with a weighted average fair value per share of $43.35.

Dividends
During the thirteen week period ended September 26, 2018, we paid dividends of $16.2 million to common stock shareholders, compared to $17.0 million in the thirteen week period ended September 27, 2017. We also declared a quarterly dividend on August 13, 2018, that was paid subsequent to the first quarter of fiscal 2019, on September 27, 2018, in the amount of $0.38 per share. As of September 26, 2018, we have accrued $15.3 million for this dividend in Other accrued liabilities on our Consolidated Balance Sheets, see Note 9 - Accrued and Other Liabilities.
Cumulative Effect of Adoption of ASC 606
In the first quarter of fiscal 2019, we adopted ASC 606 and recorded a $7.4 million cumulative effect adjustment decrease to Retained earnings for the change in accounting principle. Please refer to Note 2 - Revenue Recognition for more details.

12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Income taxes, net of refunds	$4.3	$18.9
Interest, net of amounts capitalized	7.3	3.6

Non-cash investing and financing activities are as follows:

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Retirement of fully depreciated assets	$8.5	$16.1
Dividends declared but not paid	15.5	18.8
Accrued capital expenditures	8.9	6.4
Capital lease additions	0.3	2.3

13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees or lease liability for the related restaurants. As of September 26, 2018 and June 27, 2018, we have outstanding lease guarantees or are secondarily liable for $55.3 million and $58.2 million, respectively. These amounts represent the maximum potential liability of future payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2019 through fiscal 2027. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.
During fiscal 2018, Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, filed for Chapter 11 bankruptcy protection. We have additional outstanding lease guarantees or are secondarily liable for certain of its leases rejected in the bankruptcy. As of September 26, 2018 and June 27, 2018, balances of $0.9 million and $1.4 million, respectively, were recorded in Other accrued liabilities in our Consolidated Balance Sheets based on our analysis of the potential obligations and are inclusive of the fiscal 2019 activity detailed below.
We paid $0.5 million during the thirteen week period ended September 26, 2018 to settle the remaining obligations of one of the leases rejected in the Mac Acquisition, LLC bankruptcy proceeding. We do not expect additional leases to be rejected because the period for doing so in the bankruptcy proceeding concluded and Mac Acquisition, LLC’s plan for reorganization in the bankruptcy proceeding was confirmed. We will continue to monitor leases for which we have outstanding guarantees or are secondarily liable to assess the likelihood of any incremental losses. We have not been informed by landlords of Mac Acquisition LLC of any lease defaults other than those detailed in the previous bankruptcy filings. No other liabilities related to this matter have been recorded as of September 26, 2018.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 26, 2018, we had $29.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 7 to 12 months.
Cyber Security Incident
On May 12, 2018, we issued a public statement that malware had been discovered at certain Chili’s restaurants that resulted in unauthorized access or acquisition of customer payment card data. We engaged third-party forensic firms and cooperated with law enforcement to investigate the matter. Based on the investigation of our third-party forensic experts, we believe most Company-owned Chili’s restaurants were impacted by the malware during time frames that vary by restaurant, but we believe in each case beginning no earlier than March 21, 2018 and ending no later than April 22, 2018.
We expect to incur significant legal and professional services expenses associated with the cyber security incident in future periods. We will recognize these expenses as services are received. Related to this incident, payment card companies and associations may request us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the cyber security incident, and enforcement authorities may also impose fines or other remedies against us. While we do not acknowledge responsibility to pay any such amounts imposed, this may result in related settlement costs. We will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention. Since the incident through September 26, 2018, we have incurred expenses of $2.4 million related to the security breach which includes the $2.0 million retention and an additional $0.4 million recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income during the thirteen week period ended September 26, 2018.
The Company was named as a defendant in putative class action lawsuits in the United States District Court for the Middle District of Florida, the United States District Court for the District of Nevada, and two in the United States District Court for the Central District of California, filed on May 24, 2018, May 30, 2018, June 14, 2018, and June 28, 2018, respectively (collectively, the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. Since the initial filing of these cases, the Nevada plaintiff voluntarily dismissed his case and joined the Florida lawsuit. Counsel for all parties subsequently agreed to the transfer of the California cases to Florida, where they are expected to be consolidated into a single matter with the case already pending there. We believe we have defenses and intend to defend the Litigation. Several government agencies, including State Attorneys General, are inquiring about or investigating events related to the cyber security incident, including how it occurred, its consequences and our responses (the “Inquiries”). We are cooperating with the Inquiries, and we may be subject to fines or other obligations. At this point, we are unable to predict the developments in, outcome of, and economic and other consequences of pending or future litigation or regulatory investigations related to, and other costs associated with this matter. As such, as of September 26, 2018, we have concluded that a loss from these matters is not determinable, therefore, we have not recorded an accrual for the Litigation or Inquiries, although the ultimate amount paid on claims and settlement costs could be material. We will continue to evaluate these matters based on subsequent events, new information and future circumstances.

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

14. EFFECT OF NEW ACCOUNTING STANDARDS
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - In August 2018, the FASB issued ASU 2018-15, this update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted and we plan to adopt this guidance during the second quarter of fiscal 2019, using a prospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued ASU 2017-04, this update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. We plan to adopt this guidance during the second quarter of fiscal 2019, using a prospective approach. We do not expect the adoption of this guidance to have any impact to our consolidated financial statements as the fair value of our reporting units is substantially in excess of the carrying values.
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and has subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In February 2018, the FASB issued ASU 2018-01 that provided a practical expedient for existing or expired land easements that were not previously accounted for in accordance with ASC 840. The practical expedient would allow entities to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. We anticipate electing this expedient upon adoption. The ASU clarifies that land easements entered into (or existing land easements modified) on or after the effective date of the new leasing standard must be assessed under ASC 842.
The updates are effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. In July 2018, the FASB issued ASU 2018-11 that provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements (cumulative effect transition method). We anticipate implementing the standard using the alternative cumulative effect transition method, and by taking advantage of certain practical expedient options such as the package of practical expedients and the expedient to combine both lease and non-lease components into the right-of-use asset and lease liabilities upon adoption. We are currently evaluating other practical expedients and elections specified in the guidelines.
The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with undiscounted remaining rental payments of approximately $1,020.4 million as of September 26, 2018. We expect that adoption of the new guidance will have a material impact to our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. We are currently in the process of evaluating lease accounting tools to assist with the adoption and ongoing accounting and disclosures related to this new standard. The process of evaluating the full impact of the new guidance to our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the second half of fiscal 2019.

15. SUBSEQUENT EVENTS
Revolver Net Payments
Additionally, net borrowings of $121.0 million were drawn on the revolving credit facility subsequent to the end of the quarter.
Dividend Declaration
On October 29, 2018, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on December 27, 2018 to shareholders of record as of December 7, 2018.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week period ended September 26, 2018 and thirteen week period ended September 27, 2017, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 26, 2018, we owned, operated or franchised 1,686 restaurants, consisting of 997 company-owned restaurants and 689 franchised restaurants, located in the United States and 30 countries and two United States territories.
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
We believe the restaurant industry has been building restaurants at a pace that exceeds consumer demand. Growing sales and traffic continues to be a challenge with increasing competition and heavy discounting in the casual dining industry. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2018, we reduced our menu items by approximately one-third compared to the prior year, and focused on our core equities of burgers, ribs, fajitas and margaritas. This initiative improved kitchen efficiency and allowed our managers and cooks to deliver our food hotter and faster to our guests. We also invested in the quality of our food and began serving bigger burgers, meatier ribs and fajitas. As a result, our average delivery time in the dining room improved by approximately one minute during the fiscal year 2018 compared to the year before, and guest preference on burger, fajita and margarita items has improved since the initiative was rolled out. During fiscal 2019, we will continue to build on this progress.
We remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. During the latter half of fiscal 2018, we offered a promotional “3 for $10” platform that allowed guests to combine a starter, a non-alcoholic drink and an entree for just $10.00. We have evolved this promotion in fiscal 2019, now offering it every day as a part of our base menu. Additionally, we launched a margarita of the month platform that features a new margarita every month at an every-day value price of $5.00. With these changes, we believe we have a very compelling value offer that few of our competitors can match on a consistent basis.
The Chili’s brand continues to leverage technology to improve convenience for our guests and to create a digital guest experience that we believe will help us engage our guests more effectively. We recently relaunched our My Chili’s Rewards program and moved away from the points system that is characteristic of most retail and restaurant loyalty programs. Our database of guests in our My Chili’s Rewards program increased by approximately 20% in fiscal 2018, and we are able to give our loyalty members customized offers tied to their purchase behavior. We will continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic. We anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward. We also have put greater emphasis on advertising our To Go capabilities. In the first quarter of fiscal 2019, Chili’s grew the To Go business by 17.1% compared to the same quarter prior year. To Go sales continues to grow, and was approximately 11.7% of total Chili’s To Go and dine-in sales by the end of first quarter of fiscal 2019. We believe that guests will continue to prefer more convenience and options that allow them to eat at home, and we plan to continue investments in our digital guest experience, To Go, and delivery capabilities.
We believe that improvements at Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s business. Maggiano’s is expected to open one franchise location in fiscal 2019. Guests are responding favorably to the addition of Saturday and Sunday brunch, together with our lunch menu, at all Maggiano’s restaurants. Maggiano’s is committed to delivering high quality food and a dining experience in line with this brand’s heritage. During fiscal 2019, Maggiano’s will be using technology in the front of the house to improve the accuracy of wait-time quotes to customers, and in the back of the house to improve labor efficiencies. Additionally, Maggiano’s will bring value to our carry out menu by offering customers the opportunity to “Double the Portion, Not the Price” by taking home a second portion of certain menu items for a reduced price.
Our global Chili’s business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees are expected to open between 33-38 new restaurants in fiscal 2019, including our first Chili’s restaurants in the countries of China and Vietnam. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.

The following table details the number of restaurant openings and total restaurants open at period end and during the thirteen week periods ended September 26, 2018 and September 27, 2017, respectively, and total full year projected openings in fiscal 2019:

	Openings During the				Full Year Projected Openings
	Thirteen Week Period Ended		Total Open Restaurants at
	9/26/2018	9/27/2017	9/26/2018	9/27/2017	Fiscal 2019
Company-owned restaurants
Chili’s domestic	—	1	940	937	2-4
Chili’s international	—	—	5	14	—
Maggiano’s	—	1	52	52	—
Total company-owned	—	2	997	1,003	2-4
Franchise restaurants
Chili’s domestic	1	3	310	315	4
Chili’s international	4	10	379	364	33-38
Maggiano’s	—	—	—	—	1
Total franchise	5	13	689	679	38-43
Total restaurants
Chili’s domestic	1	4	1,250	1,252	6-8
Chili’s international	4	10	384	378	33-38
Maggiano’s	—	1	52	52	1
Grand total	5	15	1,686	1,682	40-47
We relocated two company-owned restaurants in the first quarter of fiscal 2019. In fiscal 2019, we plan to relocate five company-owned restaurants. Relocations are not included in the above table. During the thirteen week period ended September 26, 2018 we sold and subsequently leased back 141 previously owned restaurant properties. At September 26, 2018 we owned land and buildings for 52 of the 997 company-owned restaurants. The net book values of the land totaled $44.5 million and the buildings totaled $27.1 million associated with these restaurants.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income:

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Revenues
Company sales	96.6%	97.0%
Franchise and other revenues	3.4%	3.0%
Total revenues	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales(1)	26.4%	26.2%
Restaurant labor(1)	35.2%	35.0%
Restaurant expenses(1)	27.3%	26.2%
Company restaurant expenses(1)	88.9%	87.4%
Depreciation and amortization	4.9%	5.2%
General and administrative	4.5%	4.4%
Other (gains) and charges	(1.5)%	1.8%
Total operating costs and expenses	93.8%	96.1%
Operating income	6.2%	3.9%
Interest expense	2.0%	1.9%
Other (income), net	(0.1)%	0.0%
Income before provision for income taxes	4.3%	2.0%
Provision for income taxes	0.8%	0.7%
Net income	3.5%	1.3%

(1)	As a percentage of Company sales.

REVENUES
Transition to New Revenue Recognition Accounting Standard
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the first quarter of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please refer to Note 2 - Revenue Recognition for further details of our adoption of ASC 606 and our policies for recognition of revenue from contracts with customers. The most significant effect of the transition to ASC 606 that affect the comparability of our results of operations between fiscal 2019 (reported under ASC 606) and fiscal 2018 (reported under Legacy GAAP) include the following:

•
Advertising fees Franchise and other revenues. Under Legacy GAAP, the advertising funds received from franchisees were considered a reimbursement of advertising expenses and were presented on a net basis as a reduction to advertising expenses in Restaurant expenses in the Consolidated Statements of Comprehensive Income.- Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. The adoption of ASC 606 did not impact the timing of revenue recognition of the advertising fees received; however, effective first quarter of fiscal 2019, advertising fees are now presented on a gross basis within Franchise and other revenues. Under Legacy GAAP, the advertising funds received from franchisees were considered a reimbursement of advertising expenses and were presented on a net basis as a reduction to advertising expenses in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
The adoption of ASC 606 changed the recognition timing of our initial development and franchise fees, and gift card breakage income as noted below. The recognition timing change did not have a significant impact to our results of operations during the first quarter of fiscal 2019:

•
Initial development and franchise fees - We receive development fees from franchisees for territory development arrangements and franchise fees for a new restaurant opening. Under ASC 606 these arrangements will be collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets.

Under Legacy GAAP, development fees were recognized as income upon the execution of the agreement, when development rights were conveyed to the franchisee. Franchise fees were recognized as income when the obligations under the franchise agreement were satisfied, generally upon the opening of the new franchise restaurant.

•
Gift card breakage income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenue balance accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program. Breakage income is reflected within Franchise and other revenues in the Consolidated Statements of Comprehensive Income.

Revenue Results
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around company-owned restaurant revenue and operating expense trends. Total revenues are further disaggregated as follows: Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues includes Royalties from franchisees, Advertising fees from franchisees, and Franchise fees and other revenues which contains franchise fees, development fees, Maggiano’s banquet service charge income, gift card breakage and discounts, digital entertainment revenue, Chili’s retail food product royalties, merchandise and delivery fee income.
The following is a summary of the change in Total revenues for the thirteen week period ended September 26, 2018 compared to the thirteen week period ended September 27, 2017:

Total revenues
For the period ended September 27, 2017 (Legacy GAAP)	$739.4
Change from:
Restaurant closings	(4.5)
Restaurant openings	3.6
Comparable restaurant sales	12.3
Company sales	11.4
Royalties	(0.1)
Advertising fees	5.1
Franchise fees and other revenues	(2.0)
For the period ended September 26, 2018 (ASC 606)	$753.8

Total revenues in the thirteen week period ended September 26, 2018 increased to $753.8 million, a 1.9% increase, from the $739.4 million generated in the thirteen week period ended September 27, 2017 primarily driven by a $12.3 million increase in comparable restaurant sales, and a net increase of $4.8 million in Franchise fees and other revenues related to the impact of ASC 606 adoption.
Royalties decreased 0.8% to $12.9 million in the thirteen week period ended September 26, 2018 compared to $13.0 million in the thirteen week period ended September 27, 2017. Royalties are based on franchise sales, our franchisees generated approximately $320.7 million in sales for the thirteen week period ended September 26, 2018, compared to $316.2 million in sales for the thirteen week period ended September 27, 2017.
Advertising fees of $5.1 million are presented gross with the adoption of ASC 606 in the thirteen week period ended September 26, 2018. During the thirteen week period ended September 27, 2017, advertising contributions of $5.3 million from franchisees were recorded net within Restaurant expenses.
Franchise fees and other revenues decreased 21.1% to $7.5 million in the thirteen week period ended September 26, 2018 compared to $9.5 million in the thirteen week period ended September 27, 2017 primarily due to the lower gift card breakage revenues, lower retail royalty revenues, and lower digital entertainment revenues.
The tables below present the percent change in Comparable restaurant sales and capacity for the thirteen week period ended September 26, 2018 compared to the thirteen week period ended September 27, 2017:

	Percent Change in the Thirteen Weeks Ended September 26, 2018 versus September 27, 2017
	Comparable Sales (1)	Price Impact	Mix-Shift (2)	Traffic	Restaurant Capacity (3)
Company-owned	1.8%	0.3%	(2.1)%	3.6%	(0.6)%
Chili’s	2.0%	0.0%	(2.0)%	4.0%	(0.5)%
Maggiano’s	0.0%	2.3%	(0.2)%	(2.1)%	(1.5)%
Chili’s Franchise (4)	(0.2)%
U.S.	1.5%
International	(3.0)%
Chili’s Domestic (5)	1.9%
System-wide (6)	1.2%

(1)	Comparable restaurant sales include all restaurants that have been in operation for more than 18 months. Amounts are calculated based on comparable current period verses same period a year ago.

(2)	Mix-shift is calculated as the year-over-year percentage change in company sales resulting from the change in menu items ordered by guests.

(3)	Restaurant capacity for restaurants is measured by sales weeks. Amounts are calculated based on comparable current period verses same period a year ago.

(4)
Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income; however, we generate royalty revenue and advertising fees based on franchisee revenues, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(5)	Chili’s domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili’s restaurants in the United States.

(6)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Please see further discussion of revenue for our Chili’s and Maggiano’s segments below in SEGMENT RESULTS.

COSTS AND EXPENSES

	Thirteen Week Period Ended				(Favorable) Unfavorable Variance
	September 26, 2018		September 27, 2017
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Cost of sales	$191.9	26.4%	$187.6	26.2%	$4.3	0.2%
Restaurant labor	256.3	35.2%	251.1	35.0%	5.2	0.2%
Restaurant expenses	199.0	27.3%	188.1	26.2%	10.9	1.1%
Depreciation and amortization	37.0		38.5		(1.5)
General and administrative	33.8		32.3		1.5
Other (gains) and charges	(11.1)		13.2		(24.3)
Interest expense	15.6		13.9		1.7
Other (income), net	(0.8)		(0.5)		(0.3)
Cost of sales as a percentage of Company sales increased 0.2% due to 0.8% of unfavorable menu mix partially offset by 0.3% favorable commodity pricing, 0.3% of increased menu pricing.
Restaurant labor as a percentage of Company sales increased 0.2% due to 1.0% of higher wage rates and employee health insurance expenses, partially offset by 0.5% sales leverage, and 0.3% of other favorable management and employee-related expenses.
Restaurant expenses as a percentage of Company sales increased 1.1% due to 0.7% of increased operating lease expenses primarily related to the sale leaseback transactions, 0.5% of higher advertising and marketing related expenses primarily from the adoption of ASC 606, and 0.3% of higher repairs and maintenance expenses and 0.2% of other unfavorable restaurant expenses. These increases were partially offset by 0.4% of sales leverage, and 0.2% of savings from the loyalty program that ended during fourth quarter of fiscal 2018.
Depreciation and amortization decreased $1.5 million primarily due to a decrease of $5.0 million related to fully depreciated assets and restaurant closures, $0.6 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions. These decreases were partially offset by $2.8 million of additions for existing restaurants primarily related to the Chili’s remodel initiative, $0.7 million of new restaurants additions, and $0.6 million related to the change of estimated useful lives of certain long-lived restaurant assets.
General and administrative expenses increased $1.5 million as follows:

General and administrative
Thirteen Week Period Ended September 27, 2017	$32.3
Change from
Payroll related expenses	0.8
Legal and professional fees	0.6
Incentive compensation	(0.1)
Other	0.2
Thirteen Week Period Ended September 26, 2018	$33.8

Other (gains) and charges included:

•
Sale leaseback (gain), net of transaction charges increased the net gain by $13.3 million which was a gain recorded in the thirteen week period ended September 26, 2018 net of professional fees for brokers, legal, due diligence, and other professional service firms in connection with the sale leaseback transactions of certain company-owned Chili’s restaurant properties. For further details, please see Note 3 - Sale Leaseback Transactions.

•
Restaurant impairment charges increased the net gain by $7.2 million which was a charge recorded during the thirteen week period ended September 27, 2017 related to nine underperforming Chili’s restaurants located in Alberta, Canada which were closed in fiscal 2018.

•
Property damages, net of (insurance recoveries) increased the net gain by $5.4 million associated with Hurricanes Harvey and Irma charges recorded during the thirteen week period ended September 27, 2017 primarily related to employee relief payments and inventory spoilage, and insurance proceeds received during the thirteen week period ended September 26, 2018 related to a previously filed fire claim.

•
Foreign currency transaction gain increased the net gain by $0.8 million for the thirteen week period ended September 26, 2018 from a gain recognized on the value of the Mexican peso as compared to the U.S. dollar on our Mexican peso denominated note receivable that we received as consideration from the sale of our equity interest in our Mexico joint venture.

•	Restaurant closure charges decreased the net gain by $1.5 million primarily related to lease termination charges and other costs associated with the closure of a Chili’s location.

•
Remodel-related costs decreased the net gain by $0.5 million during the thirteen week period ended September 26, 2018 related to existing fixed asset write-offs associated with the Chili’s reimaging project.

•
Cyber security incident charges decreased the net gain by $0.4 million related to professional services costs associated with the incident. We first reported the incident during the fourth quarter of fiscal 2018. For further details refer to Note 13 - Contingencies.

Interest expense increased $1.7 million in the thirteen week period ended September 26, 2018 as compared to the thirteen week period ended September 27, 2017 due to higher average borrowing balances and a higher interest rate on our revolving credit facility, partially offset by the matured $250.0 million 2.60% notes that were repaid during the fourth quarter of fiscal 2018.
Other (income), net was favorable $0.3 million in the thirteen week period ended September 26, 2018 as compared to the thirteen week period ended September 27, 2017 due to higher interest and dividends of $0.4 million that includes interest income related to the CMR note receivable, partially offset by $0.1 million of decrease in sub-lease income primarily from franchisees as part of their respective lease agreements, as well as other subtenants.

SEGMENT RESULTS
Chili’s Segment

	Thirteen Week Period Ended		Favorable (Unfavorable) Variance
	September 26, 2018	September 27, 2017
	ASC 606	Legacy GAAP
Company sales	$640.3	$627.6	$12.7
Royalties	12.9	—	12.9
Advertising fees	5.1	—	5.1
Franchise fees and other revenues	3.5	18.3	(14.8)
Total revenues	661.8	645.9	15.9

Company restaurant expenses (1)	563.1	541.4	(21.7)
Depreciation and amortization	30.5	31.8	1.3
General and administrative	8.8	9.6	0.8
Other gains and charges	(12.3)	12.1	24.4
Total operating costs and expenses	590.1	594.9	4.8

Operating income	$71.7	$51.0	$20.7

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses, including advertising. With the adoption of ASC 606, for the thirteen week period ended September 26, 2018 advertising contributions received from franchisees is recorded as Advertising fees within Total revenues, which differs from the thirteen week period ended September 27, 2017 that includes advertising contributions recorded net within Company restaurant expenses.

Chili’s revenues increased 2.5% to $661.8 million in the thirteen week period ended September 26, 2018 from $645.9 million in the thirteen week period ended September 27, 2017. Chili’s operating income, as a percent of Total revenues, was 10.8% in the thirteen week period ended September 26, 2018 compared to 7.9% in the thirteen week period ended September 27, 2017, this decrease was primarily driven by an increase in Company sales and the impact of adopting ASC 606, partially offset by a decrease in Total operating costs and expenses.
Other gains and charges for Chili’s during the thirteen week period ended September 26, 2018 consist primarily of $13.3 million of Sale leaseback (gain), net of transaction charges, Foreign currency transaction gain of $0.8 million related to the Mexican peso denominated note receivable, Property damages, net of (insurance recoveries) of $0.8 and a $1.5 million charge related to lease termination charges. Other gains and charges during the thirteen week period ended September 27, 2017 consists primarily of Restaurant impairment charges of $7.2 million related to nine underperforming Chili’s restaurants located in Alberta, Canada and Property damages, net of (insurance recoveries) of $4.3 million associated with hurricanes Harvey and Irma.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 1.6% in the thirteen week period ended September 26, 2018 as compared to the thirteen week period ended September 27, 2017 primarily due to 1.2% increase in wage expense due to higher wage rates and employee health insurance expenses, 0.7% of unfavorable menu item mix, 0.7% of higher rent expense associated with the new operating leases entered into as part of the sale leaseback transactions, 0.4% net increase in advertising and marketing related expenses primarily related to the adoption of ASC 606, 0.3% of higher repairs and maintenance expenses and 0.1% of other company restaurant expenses. These were partially offset by 1.2% of sales leverage, 0.3% of favorable commodity pricing, 0.3% of increased menu pricing.
Depreciation and amortization decreased $1.3 million in the thirteen week period ended September 26, 2018 compared to the thirteen week period ended September 27, 2017 primarily due to a decrease of $4.6 million related to fully depreciated assets and restaurant closures, $0.8 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions and other depreciation expense. These decreases were partially offset by $2.8 million of additions for existing restaurants primarily related to the Chili’s remodels, $0.7 million of new restaurants additions and $0.6 million related to the change of estimated useful lives of certain restaurant-level long-lived assets.
General and administrative decreased $0.8 million in the thirteen week period ended September 26, 2018 compared to the thirteen week period ended September 27, 2017 primarily due to an $0.8 million decrease in stock-based compensation expenses.
Maggiano’s Segment

	Thirteen Week Period Ended		Favorable (Unfavorable) Variance
	September 26, 2018	September 27, 2017
	ASC 606	Legacy GAAP
Company sales	$88.0	$89.3	$(1.3)
Franchise fees and other revenues	4.0	4.2	(0.2)
Total revenues	92.0	93.5	(1.5)

Company restaurant expenses (1)	83.9	85.3	1.4
Depreciation and amortization	4.0	4.0	—
General and administrative	1.7	1.3	(0.4)
Other gains and charges	—	(0.2)	(0.2)
Total operating costs and expenses	89.6	90.4	0.8

Operating income	$2.4	$3.1	$(0.7)

(1)	Company restaurant expenses includes Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Maggiano’s revenues decreased 1.6% to $92.0 million in the thirteen week period ended September 26, 2018 from $93.5 million in the thirteen week period ended September 27, 2017. Maggiano’s operating income, as a percent of Total revenues, was 2.6% in the thirteen week period ended September 26, 2018 compared to 3.3% in the thirteen week period ended September 27, 2017, this decrease was primarily driven by a decrease in Company sales and an increase in Total operating costs and expenses.
Company restaurant expenses as a percentage of Company sales decreased 0.2%, for Maggiano’s in the thirteen week period ended September 26, 2018 as compared to the thirteen week period ended September 27, 2017 primarily driven by 1.1% of favorable menu item mix and increased menu pricing and 0.5% in other company restaurant expenses, partially offset by 1.0% sales deleverage and 0.4% increase in repairs and maintenance expenses.

INCOME TAXES

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017	Change
Effective income tax rate	17.9%	34.8%	(16.9)%
The effective income tax rate in the thirteen week period ended September 26, 2018 decreased 16.9% compared to the thirteen week period ended September 27, 2017 primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0%

effective January 1, 2018. Our fiscal 2019 effective income tax rate is further lowered due to an increase in the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
The tax gains related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, were recognized for tax purposes when the transaction was completed. A tax liability of approximately $73.6 million related to the gain was included in Income taxes payable in the Consolidated Balance Sheets as of September 26, 2018. This liability will be subsequently paid in the second quarter of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Net cash provided by operating activities	$49.6	$50.2
During the thirteen week period ended September 26, 2018, net cash flow provided by operating activities decreased $0.6 million from the thirteen week period ended September 27, 2017 due primarily to cash outflows of $8.3 million related to a decrease in cash earnings, $6.3 million increase in prepaid expenses, $5.4 million related to higher incentive bonus payments and $2.1 million in higher revolver interest payments. These cash outflows were partially offset by cash inflows of $14.6 million related to a decrease in income tax payments, $3.1 million decrease in gift card redemptions, $1.1 million increase in gift card sales and $2.7 million increase in other cash receipts.
Cash Flows from Investing Activities

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Cash flows from investing activities
Payments for property and equipment	$(31.2)	$(22.4)
Proceeds from sale of assets	—	0.1
Proceeds from note receivable	0.7	—
Insurance recoveries	1.4	—
Proceeds from sale leaseback transactions, net of related expenses	447.6	—
Net cash provided by (used in) investing activities	$418.5	$(22.3)
During the thirteen week period ended September 26, 2018, net cash provided by investing activities increased $440.8 million from the thirteen week period ended September 27, 2017 primarily due to the $447.6 million net cash proceeds received from the sale leaseback transactions, which is net of $8.1 million of transaction related costs paid, during the thirteen week period ended September 26, 2018, partially offset by an $8.8 million increase of capital expenditures primarily related to our Chili’s reimages and new corporate headquarters interior build-out, partially offset by a decrease in new restaurant construction.

Cash Flows from Financing Activities

	Thirteen Week Period Ended
	September 26, 2018	September 27, 2017
Cash flows from financing activities
Borrowings on revolving credit facility	$204.0	$110.0
Payments on revolving credit facility	(549.0)	(77.0)
Purchases of treasury stock	(105.5)	(41.7)
Payments on long-term debt	(1.8)	(2.5)
Payments of dividends	(16.2)	(17.0)
Proceeds from issuances of treasury stock	0.5	0.2
Net cash used in financing activities	$(468.0)	$(28.0)
During the thirteen week period ended September 26, 2018, net cash used in financing activities increased $440.0 million from the thirteen week period ended September 27, 2017 primarily due to $378.0 million of net repayment activity on the revolving credit facility and $63.8 million of additional share repurchases during the thirteen week period ended September 26, 2018.
Net repayments of $345.0 million were made during the thirteen week period ended September 26, 2018 on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions. As of September 26, 2018, $475.3 million was outstanding under the revolving credit facility. Subsequent to the end of the quarter, net borrowings of $121.0 million were drawn on the revolving credit facility.
Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we are paying interest at a rate of LIBOR plus 1.70% for a total of 3.94%. One month LIBOR at September 26, 2018 was approximately 2.24%. As of September 26, 2018, $524.7 million of credit was available under the revolving credit facility. We are currently in compliance with all financial covenants as of September 26, 2018.
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirteen week period ended September 26, 2018, we repurchased approximately 2.1 million shares of our common stock for $105.5 million. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Shares that have been paid for but not yet delivered are reflected as a reduction of Additional paid in capital while other repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
As of September 26, 2018, our credit rating by Standard and Poor’s (“S&P”) was BB+ with a stable outlook, and our Corporate Family Rating by Moody’s was Ba1 with a negative outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
During the thirteen week period ended September 26, 2018 we paid dividends of $16.2 million to common stock shareholders, compared to $17.0 million in the thirteen week period ended September 27, 2017. We also declared a quarterly dividend on August 13, 2018, that was paid subsequent to the first quarter of fiscal 2019, on September 27, 2018, in the amount of $0.38 per share. A dividend accrual of $15.3 million was included in Other accrued liabilities in our Consolidated Balance Sheets as of September 26, 2018 related to this dividend. Subsequent to the end of first quarter of fiscal 2019, on October 29, 2018, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on December 27, 2018 to shareholders of record as of December 7, 2018.

Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business. We will continue to periodically evaluate ways to monetize the value of our remaining owned real estate and should alternatives become available that are more cost effective than our financing options currently available, we will consider execution of those alternatives.
Additionally, the gain related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, is considered taxable in full upon transaction completion; therefore we have recorded Income taxes payable for the total taxable gain of $73.6 million in the Consolidated Balance Sheets as of September 26, 2018. These taxes payable will be paid in full through the second quarter of fiscal 2019.

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 13 - Contingencies, in our consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Other than these items, we do not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - In August 2018, the FASB issued ASU 2018-15, this update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted and we plan to adopt this guidance during the second quarter of fiscal 2019, using a prospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued ASU 2017-04, this update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. We plan to adopt this guidance during the second quarter of fiscal 2019, using a prospective approach. We do not expect the adoption of this guidance to have any impact to our consolidated financial statements as the fair value of our reporting units is substantially in excess of the carrying values.
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and has subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In February 2018, the FASB issued ASU 2018-01 that provided a practical expedient for existing or expired land easements that were not previously accounted for in accordance with ASC 840. The practical expedient would allow entities to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. We anticipate electing this expedi ent upon adoption. The ASU clarifies that land easements entered into (or existing land easements modified) on or after the effective date of the new leasing standard must be assessed under ASC 842.
The updates are effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. Early adoption is permitted for financial statements that have not been previously issued. In July 2018, the FASB issued ASU 2018-11 that provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements (cumulative effect transition method). We anticipate implementing the standard using the alternative cumulative effect transition method, and by taking advantage of certain practical expedient options such as the package of practical expedients and the expedient to combine both lease and non-lease components into the right-of-use asset and lease liabilities upon adoption. We are currently evaluating other practical expedients and elections specified in the guidelines.
The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with undiscounted remaining rental payments of approximately $1,020.4 million as of September 26, 2018. We expect that adoption of the new guidance will have a material impact to our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. We are currently in the process of evaluating lease accounting tools to assist with the adoption and ongoing accounting and disclosures related to this new standard. The process of evaluating the full impact of the new guidance to our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in the second half of fiscal 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 27, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
Beginning on June 28, 2018, the first day of fiscal year 2019, we integrated certain new controls to ensure the completeness and accuracy of the adoption FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended September 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Information and statements contained in this Form 10-Q, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. These risks and uncertainties are, in many instances, beyond our control. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The forward-looking statements contained in this report are subject to the risks and uncertainties described below under the heading Item 1A. “Risk Factors”, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risk and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties.
The forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2018, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. The risks related to our business include:

•	Competition may adversely affect our operations and financial results.

•	Changes in consumer preferences may decrease demand for food at our restaurants.

•	Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.

•	Global and domestic economic conditions may negatively impact consumer discretionary spending and could have a material negative effect on our financial performance.

•	Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

•	Employment and labor laws and regulations may increase the cost of labor for our restaurants.

•	Governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.

•	Successful strategic transactions are important to our future growth and profitability.

•	If we are unable to successfully design and execute a business strategy plan, our gross sales and profitability may be adversely affected.

•	Loss of key management personnel could hurt our business and limit our ability to operate and grow successfully.

•	Failure to recruit, train and retain high-quality restaurant management and team members may result in lower guest satisfaction and lower sales and profitability.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

•
Failure to protect the integrity and security of payment card or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.

•
We have incurred and in the future may incur costs and reputational harm resulting from the unauthorized access or acquisition of confidential consumer information related to our electronic processing of credit and debit card transactions.

•	Shortages or interruptions in the availability and delivery of food and other products may increase costs or reduce revenues.

•	The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.

•	Litigation could have a material adverse impact on our business and our financial performance.

•	The success of our franchisees is important to our future growth.

•	Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

•	Inflation and fluctuations in energy costs may increase our operating expenses.

•	Challenges to the retail industry may negatively affect guest traffic at our restaurants.

•
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

•	Failure to protect our service marks or other intellectual property could harm our business.

•	We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

•	Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.

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

Other risk factors may adversely affect our financial performance. These other risk factors could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, consumer confidence, and operating costs. Such risks include, without limitation, changes in financial and credit markets (including rising interest rates); increases in fuel costs and availability for our team members, customers and suppliers; increases in health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 13 - Contingencies to our unaudited Consolidated Financial Statements set forth in Part I, Item 1, of this report.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2018.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended September 26, 2018, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)(3)
July 28, 2018 through August 1, 2018	—	$50.28	—	$63.8
August 2, 2018 through August 29, 2018	0.5	$44.38	0.5	$339.8
August 30, 2018 through September 26, 2018	1.6	$47.00	1.6	$259.8
Total	2.1	$46.32	2.1

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 26, 2018, 32.3 thousand shares were tendered by team members at an average price of $45.17.

(2)	In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program.

(3)	The final amount shown is as of September 26, 2018.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).
31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)
Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: November 1, 2018	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili's Grill & Bar
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)