Form 10-Q
period 2018-12-26
BRINKER INTERNATIONAL INC
filed 2019-02-01
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2019
Common Stock, $0.10 par value	37.5 million shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 26, 2018	June 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$16.2	$10.9
Accounts receivable, net	81.5	53.7
Inventories	24.0	24.2
Restaurant supplies	46.8	46.7
Prepaid expenses	23.1	20.8
Income taxes receivable	4.4	—
Total current assets	196.0	156.3
Property and equipment, at cost
Land	47.2	154.0
Buildings and leasehold improvements	1,465.9	1,673.3
Furniture and equipment	725.9	722.0
Construction-in-progress	38.2	22.1
	2,277.2	2,571.4
Less accumulated depreciation and amortization	(1,507.9)	(1,632.5)
Net property and equipment	769.3	938.9
Other assets
Goodwill	163.7	163.8
Deferred income taxes, net	113.9	33.6
Intangibles, net	23.0	24.0
Other	28.9	30.7
Total other assets	329.5	252.1
Total assets	$1,294.8	$1,347.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$8.1	$7.1
Accounts payable	112.2	104.7
Gift card liability	153.0	119.1
Accrued payroll	66.5	74.5
Other accrued liabilities	148.2	127.2
Income taxes payable	—	1.7
Total current liabilities	488.0	434.3
Long-term debt, less current installments	1,263.9	1,499.6
Deferred gain on sale leaseback transactions	252.2	—
Other liabilities	145.9	131.7
Commitments and contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 176.2 million shares issued and 37.4 million shares outstanding at December 26, 2018, and 176.2 million shares issued and 40.8 million shares outstanding at June 27, 2018)	17.6	17.6
Additional paid-in capital	514.2	511.6
Accumulated other comprehensive loss	(6.1)	(5.8)
Retained earnings	2,704.0	2,683.0
	3,229.7	3,206.4
Less treasury stock, at cost (138.8 million shares at December 26, 2018, and 135.4 million shares at June 27, 2018)	(4,084.9)	(3,924.7)
Total shareholders’ deficit	(855.2)	(718.3)
Total liabilities and shareholders’ deficit	$1,294.8	$1,347.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017	December 26, 2018	December 27, 2017
Revenues
Company sales	$761.5	$742.7	$1,489.8	$1,459.6
Franchise and other revenues (Note 2)	29.2	23.7	54.7	46.2
Total revenues	790.7	766.4	1,544.5	1,505.8
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	200.9	192.9	392.8	380.5
Restaurant labor	260.8	250.4	517.1	501.5
Restaurant expenses (Note 2)	205.7	188.6	404.7	376.7
Company restaurant expenses	667.4	631.9	1,314.6	1,258.7
Depreciation and amortization	36.1	37.7	73.1	76.2
General and administrative	35.4	33.1	69.2	65.4
Other (gains) and charges	2.2	9.3	(8.9)	22.5
Total operating costs and expenses	741.1	712.0	1,448.0	1,422.8
Operating income	49.6	54.4	96.5	83.0
Interest expense	15.4	14.3	31.0	28.2
Other (income), net	(0.8)	(1.0)	(1.6)	(1.5)
Income before provision for income taxes	35.0	41.1	67.1	56.3
Provision for income taxes	3.0	15.8	8.7	21.1
Net income	$32.0	$25.3	$58.4	$35.2

Basic net income per share	$0.84	$0.55	$1.49	$0.74

Diluted net income per share	$0.83	$0.54	$1.46	$0.74

Basic weighted average shares outstanding	38.1	46.4	39.2	47.4

Diluted weighted average shares outstanding	38.8	46.9	39.9	47.8

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.6)	$(0.2)	$(0.3)	$0.8
Other comprehensive income (loss)	(0.6)	(0.2)	(0.3)	0.8
Comprehensive income	$31.4	$25.1	$58.1	$36.0

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Cash flows from operating activities
Net income	$58.4	$35.2
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	73.1	76.2
Stock-based compensation	7.2	6.3
Restructure charges and other impairments	8.4	14.5
Net (gain) loss on disposal of assets	(18.3)	1.3
Undistributed loss on equity investments	—	0.3
Other	1.3	1.7
Changes in assets and liabilities:
Accounts receivable, net	(32.3)	(37.2)
Inventories	0.1	(0.5)
Restaurant supplies	(0.2)	(1.1)
Prepaid expenses	(2.4)	2.0
Deferred income taxes, net	(77.8)	10.5
Other assets	(0.2)	(0.2)
Accounts payable	4.7	(4.3)
Gift card liability	42.1	40.3
Accrued payroll	(8.0)	(7.4)
Other accrued liabilities	(2.6)	5.0
Current income taxes	3.4	(20.4)
Other liabilities	(0.7)	(2.5)
Net cash provided by operating activities	56.2	119.7
Cash flows from investing activities
Payments for property and equipment	(78.7)	(48.6)
Proceeds from sale of assets	1.2	0.3
Proceeds from note receivable	1.3	0.5
Insurance recoveries	1.4	1.0
Proceeds from sale leaseback transactions, net of related expenses	458.0	—
Net cash provided by (used in) investing activities	383.2	(46.8)
Cash flows from financing activities
Borrowings on revolving credit facility	479.0	320.0
Payments on revolving credit facility	(713.0)	(276.0)
Purchases of treasury stock	(167.6)	(71.8)
Payments of dividends	(31.6)	(35.4)
Payments on long-term debt	(3.7)	(5.1)
Proceeds from issuances of treasury stock	2.8	1.0
Net cash used in financing activities	(434.1)	(67.3)
Net change in cash and cash equivalents	5.3	5.6
Cash and cash equivalents at beginning of period	10.9	9.1
Cash and cash equivalents at end of period	$16.2	$14.7

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc., its subsidiaries, and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements as of December 26, 2018 and June 27, 2018, and for the thirteen and twenty-six week periods ended December 26, 2018 and December 27, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 26, 2018, we owned, operated or franchised 1,685 restaurants, consisting of 995 company-owned restaurants and 690 franchised restaurants, located in the United States and 30 countries and two United States territories.
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
The foreign currency translation adjustment included in Comprehensive income in the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture (prior to divestiture in the second quarter of fiscal 2018, see Note 11 - Shareholders’ Deficit for more details) from their respective functional currencies to U.S. dollars. This amount is not included in Net income and would only be realized upon disposition of the businesses. The Accumulated other comprehensive loss (“AOCL”) is presented in the Consolidated Balance Sheets.
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
New Accounting Standards Implemented
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, and subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. These updates also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. These updates are effective for annual and interim periods for fiscal years beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019. Please refer to Note 2 - Revenue Recognition for disclosures about our adoption.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) - In August 2016, the FASB issued ASU 2016-15, this update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019. The update was applied on a retrospective basis. The adoption of this guidance did not have an impact on our Consolidated Financial Statements or debt covenants.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued ASU 2017-04, this update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. We elected to early adopt this guidance as of September 27, 2018. The guidance was adopted prospectively. The adoption of this guidance did not have an impact on our Consolidated Financial Statements. Refer to Note 10 - Fair Value Measurements for disclosure about goodwill impairment.
The impact of additional accounting standards updates that have not yet been adopted can be found at Note 14 - Effect of New Accounting Standards.

2. REVENUE RECOGNITION
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the second quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP.
Significant Accounting Policy
Revenues are presented in Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income. Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include royalties, advertising fees (effective first quarter of fiscal 2019), Maggiano’s banquet service charge income, gift card breakage, service fees and discount costs from third-party gift card sales, digital entertainment revenues, delivery fee income, franchise fees, development fees and retail royalty revenues.
Company Sales
The adoption of ASC 606 did not impact revenue recognition related to Company sales. We will continue to record revenues from the sale of food, beverages and alcohol as products are sold.
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
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program.
Additionally, proceeds from the sale of gift cards will continue to be recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Gift card Service Fees and Discount Costs - Our gift cards are sold through various outlets such as in-store, Chili’s and Maggiano’s websites, directly to other businesses, and through third party distributors that sell our gift cards at various retail locations. We incur incremental direct costs related to gift card sales, such as commissions and activation fees, for gift cards sold by third party businesses and distributors. These initial direct costs are deferred and amortized against revenues proportionate to the pattern of related gift card redemption.
Other Revenues - Other revenues not described above, such as Maggiano’s banquet service charge income, digital entertainment revenues, retail royalty revenues and delivery fee income had no change in recognition from the adoption of ASC 606.
Sales Taxes
Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues under both Legacy GAAP and ASC 606.
Disaggregation of Total Revenues
The following tables disaggregate revenues by operating segment and major source:

	Thirteen Weeks Ended December 26, 2018
	Chili’s	Maggiano’s	Total
Company sales	$640.6	$120.9	$761.5
Royalties	13.2	—	13.2
Franchise fees and other revenues	8.5	7.5	16.0
Total revenues	$662.3	$128.4	$790.7

	Twenty Six Weeks Ended December 26, 2018
	Chili’s	Maggiano’s	Total
Company sales	$1,280.9	$208.9	$1,489.8
Royalties	26.1	—	26.1
Franchise fees and other revenues	17.1	11.5	28.6
Total revenues	$1,324.1	$220.4	$1,544.5

Franchise fees and other revenues primarily includes advertising fees, gift card breakage income, Maggiano’s banquet service charge income, digital entertainment revenues, delivery fee income, initial development and franchise fees from franchisees, service fees and discount costs from third-party gift card sales, and other revenues.
Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. A summary of significant changes to the related deferred balance during the first two quarters of fiscal 2019 is presented below, along with the revenues to be recognized in the subsequent periods.

Deferred Development and Franchise Fees
Balance at June 27, 2018	$—
Cumulative effect adjustment from adoption of ASC 606	18.1
Additions	0.4
Amount recognized to Franchise and other revenue	(1.3)
Balance at December 26, 2018	$17.2

Fiscal Year	Development and Franchise Fees Revenue Recognition
2019	$0.7
2020	1.4
2021	1.4
2022	1.4
2023	1.4
Thereafter	10.9
$17.2

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

	June 27, 2018	ASC 606 Cumulative Effect Adjustments	June 28, 2018
ASSETS
Other assets
Deferred income taxes, net (1)	$33.6	$2.5	$36.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Gift card liability (2)	119.1	(8.2)	110.9
Other accrued liabilities (3)	127.2	1.5	128.7
Other liabilities (3)	131.7	16.6	148.3
Shareholders’ deficit (2) (3)	(718.3)	(7.4)	(725.7)

(1)	Deferred income taxes, net adjustment relates to the net change in liabilities and equity as a result of the adoption of ASC 606 described in notes (2) and (3) below.

(2)
Gift card liability is adjusted for the ASC 606 adoption impact of the change to recognize gift card breakage proportionate to the pattern of related gift card redemption. Under Legacy GAAP, gift card breakage was recognized when the likelihood of redemption was deemed remote. The cumulative effect of applying ASC 606 accounting to gift card balances outstanding at June 28, 2018 resulted in an $8.2 million decrease in Gift card liability due to the change in timing of recognition between ASC 606 and Legacy GAAP, and a corresponding $2.0 million decrease in Deferred income taxes, net, and a $6.2 million decrease in Shareholders’ deficit.

(3)
Other liabilities $16.6 million and Other accrued liabilities $1.5 million adjustments relate to the deferral of previously recognized franchise and development fees received from franchisees, with a corresponding $4.5 million increase in Deferred income taxes, and a $13.6 million increase to Shareholders’ deficit at June 28, 2018.

Comparison of Fiscal 2019 Periods if Legacy GAAP Had Been in Effect
The following tables reflect the impact to our Condensed Consolidated Statement of Income (Unaudited) and for the thirteen and twenty-six week periods ended December 26, 2018, Cash flows from operating activities for the twenty-six week period ended December 26, 2018, and the unaudited Condensed Consolidated Balance Sheet at December 26, 2018 as if the Legacy GAAP was still in effect.
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
The adjustments presented below in the Condensed Consolidated Balance Sheet relate to the cumulative effect impact described above in the “Financial Statement Impact of Transition to ASC 606” section, as well as the impact from the change in the gift card breakage, deferred development and franchise fees, and corresponding deferred tax and retained earnings balances as of December 26, 2018.

Condensed Consolidated Statement of Income (Unaudited)

	Thirteen Week Period Ended December 26, 2018			Twenty-Six Week Period Ended December 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Revenues
Company sales	$761.5	$—	$761.5	$1,489.8	$—	$1,489.8
Franchise and other revenues	29.2	(5.8)	23.4	54.7	(10.6)	44.1
Total revenues	790.7	(5.8)	784.9	1,544.5	(10.6)	1,533.9
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	200.9	—	200.9	392.8	—	392.8
Restaurant labor	260.8	—	260.8	517.1	—	517.1
Restaurant expenses	205.7	(5.2)	200.5	404.7	(10.3)	394.4
Company restaurant expenses	667.4	(5.2)	662.2	1,314.6	(10.3)	1,304.3
Depreciation and amortization	36.1	—	36.1	73.1	—	73.1
General and administrative	35.4	—	35.4	69.2	—	69.2
Other (gains) and charges	2.2	—	2.2	(8.9)	—	(8.9)
Total operating costs and expenses	741.1	(5.2)	735.9	1,448.0	(10.3)	1,437.7
Operating income	49.6	(0.6)	49.0	96.5	(0.3)	96.2
Interest expense	15.4	—	15.4	31.0	—	31.0
Other (income), net	(0.8)	—	(0.8)	(1.6)	—	(1.6)
Income before provision for income taxes	35.0	(0.6)	34.4	67.1	(0.3)	66.8
Provision for income taxes	3.0	(0.1)	2.9	8.7	—	8.7
Net income	$32.0	$(0.5)	$31.5	$58.4	$(0.3)	$58.1

Basic net income per share	$0.84	$(0.01)	$0.83	$1.49	$(0.01)	$1.48

Diluted net income per share	$0.83	$(0.02)	$0.81	$1.46	$0.00	$1.46

Cash flows from operating activities (Unaudited)

	Twenty-Six Week Period Ended December 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Net income	$58.4	$(0.3)	$58.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	73.1	—	73.1
Stock-based compensation	7.2	—	7.2
Restructure charges and other impairments	8.4	—	8.4
Net (gain) loss on disposal of assets	(18.3)	—	(18.3)
Other	1.3	—	1.3
Changes in assets and liabilities:
Accounts receivable, net	(32.3)	—	(32.3)
Inventories	0.1	—	0.1
Restaurant supplies	(0.2)	—	(0.2)
Prepaid expenses	(2.4)	—	(2.4)
Deferred income taxes, net	(77.8)	—	(77.8)
Other assets	(0.2)	—	(0.2)
Accounts payable	4.7	—	4.7
Gift card liability	42.1	(0.3)	41.8
Accrued payroll	(8.0)	—	(8.0)
Other accrued liabilities	(2.6)	0.6	(2.0)
Current income taxes	3.4	—	3.4
Other liabilities	(0.7)	—	(0.7)
Net cash provided by operating activities	$56.2	$—	$56.2

Condensed Consolidated Balance Sheet (Unaudited)

	December 26, 2018
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
ASSETS
Current assets
Total current assets	$196.0	$—	$196.0
Property and equipment, at cost
Net property and equipment	769.3	—	769.3
Other assets
Goodwill	163.7	—	163.7
Deferred income taxes, net	113.9	(2.5)	111.4
Intangibles, net	23.0	—	23.0
Other	28.9	—	28.9
Total other assets	329.5	(2.5)	327.0
Total assets	$1,294.8	$(2.5)	$1,292.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$8.1	$—	$8.1
Accounts payable	112.2	—	112.2
Gift card liability	153.0	7.9	160.9
Accrued payroll	66.5	—	66.5
Other accrued liabilities	148.2	(0.9)	147.3
Total current liabilities	488.0	7.0	495.0
Long-term debt, less current installments	1,263.9	—	1,263.9
Deferred gain on sale leaseback transactions	252.2	—	252.2
Other liabilities	145.9	(16.6)	129.3
Shareholders’ deficit
Common stock	17.6	—	17.6
Additional paid-in capital	514.2	—	514.2
Accumulated other comprehensive loss	(6.1)	—	(6.1)
Retained earnings	2,704.0	7.1	2,711.1
Less treasury stock, at cost	(4,084.9)	—	(4,084.9)
Total shareholders’ deficit	(855.2)	7.1	(848.1)
Total liabilities and shareholders’ deficit	$1,294.8	$(2.5)	$1,292.3

3. SALE LEASEBACK TRANSACTIONS
Restaurant Properties Sale Leaseback Transactions
In the first quarter of fiscal 2019, we completed sale leaseback transactions of 141 restaurant properties for aggregate consideration of $455.7 million. The balances attributable to the restaurant assets sold include Land of $103.6 million, Buildings and leasehold improvements of $217.6 million, certain fixtures included in Furniture and equipment of $9.3 million, and Accumulated depreciation of $163.9 million. The total gain was $289.1 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.

In the second quarter of fiscal 2019, we completed sale leaseback transactions of an additional four restaurant properties sold for aggregate consideration of $10.6 million. The balances attributable to the restaurant assets sold include Land of $2.9 million, Buildings and leasehold improvements of $6.8 million, certain fixtures included in Furniture and equipment of $0.3 million, and Accumulated depreciation of $5.7 million. The total gain was $6.3 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases are for 15 years, plus renewal options at our discretion, which contain scheduled rent increases, all of the leases were determined to be operating leases. Rent expenses associated with these operating leases are being recognized on a straight-line basis over the lease terms. As of December 26, 2018, $1.2 million of straight-line rent accrual has been recorded for these operating leases in Other liabilities in the Consolidated Balance Sheets.
Gain and Deferred Gain Recognition
In line with the applicable accounting guidance, we immediately recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen and twenty-six week periods ended December 26, 2018, $4.4 million and $17.7 million of the net gain was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income, respectively. The remaining balance of the deferred gain of $270.6 million as of December 26, 2018 was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets.
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
Accelerated depreciation for certain leasehold improvements associated with our current corporate headquarters was recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income of $0.5 million and $1.0 million during the thirteen and twenty-six week periods ended December 26, 2018, respectively, and $0.5 million and $1.0 million during the thirteen and twenty-six week periods ended December 27, 2017, respectively. As of December 26, 2018, Land of $5.9 million, and additional Net property and equipment of $2.0 million were recorded on our Consolidated Balance Sheets related to the sold property.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017	December 26, 2018	December 27, 2017
Basic weighted average shares outstanding	38.1	46.4	39.2	47.4
Dilutive stock options	0.2	0.1	0.2	0.1
Dilutive restricted shares	0.5	0.4	0.5	0.3
	0.7	0.5	0.7	0.4
Diluted weighted average shares outstanding	38.8	46.9	39.9	47.8

Awards excluded due to anti-dilutive effect on diluted net income per share	0.8	1.4	0.9	1.4

5. INCOME TAXES
Fiscal 2019
The effective income tax rate in the thirteen and twenty-six week periods ended December 26, 2018 decreased to 8.6% and 13.0% compared to 38.3% and 37.4% for the thirteen and twenty-six week periods ended December 27, 2017, respectively, primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our fiscal 2019 effective income tax rate is further lowered due to an increase in the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
During the twenty-six week period ended December 26, 2018, the taxes on the gains related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, of $75.0 million were recognized for tax purposes when the transactions were completed. Also during the twenty-six week period ended December 26, 2018 we paid $67.1 million of the taxes, with a remaining $7.9 million included as a payable net within Income taxes receivable in the Consolidated Balance Sheets as of December 26, 2018. This liability is expected to be paid during the third quarter of fiscal 2019.
Fiscal 2018
The thirteen and twenty-six week periods ended December 27, 2017 consider the Tax Act that was enacted prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the second quarter of fiscal 2018. Our federal statutory tax rate for fiscal 2018 was 28.1% representing a blended tax rate for fiscal 2018 based on the number of days in fiscal 2018 before and after the effective date. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the provision for income taxes. The Company’s deferred tax position was a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to our net deferred tax balance of $8.7 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018.

6. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017	December 26, 2018	December 27, 2017
Sale leaseback (gain), net of transaction charges	$(4.4)	$—	$(17.7)	$—
Gain on sale of assets, net	(0.8)	(0.3)	(0.8)	(0.3)
Remodel-related costs	2.6	—	3.1	—
Restaurant closure charges	2.1	4.3	3.8	4.5
Restaurant impairment charges	1.0	2.0	1.0	9.2
Foreign currency transaction (gain)/loss	0.7	0.9	(0.1)	0.9
Accelerated depreciation	0.5	0.5	1.0	1.0
Property damages, net of (insurance recoveries)	0.2	0.5	(0.6)	5.1
Lease guarantee charges	—	1.4	—	1.4
Cyber security incident charges	—	—	0.4	—
Other	0.3	—	1.0	0.7
Total	$2.2	$9.3	$(8.9)	$22.5

Fiscal 2019
Sale leaseback (gain), net of transaction charges during the thirteen and twenty-six week periods ended December 26, 2018 includes a gain of $4.6 million and $24.7 million, respectively, associated with the transactions, less transaction costs incurred of $0.2 million and $7.0 million, respectively, related to professional services, legal and accounting fees. Please see Note 3 - Sale Leaseback Transactions for further details on this transaction.
Gain on sale of assets, net during the thirteen and twenty-six week periods ended December 26, 2018 includes $0.8 million of gain recognized on the sale of land in Scottsdale, AZ and Pensacola, FL.
Remodel-related costs during the thirteen and twenty-six week periods ended December 26, 2018 totaling $2.6 million and $3.1 million, respectively, were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.
Restaurant closure charges during the thirteen and twenty-six week periods ended December 26, 2018 includes $2.1 million and $3.8 million, respectively, which were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.
Restaurant impairment charges during the thirteen and twenty-six week periods ended December 26, 2018 includes $1.0 million primarily related to the long-lived assets of two underperforming Chili’s restaurants.
Foreign currency transaction (gain)/loss during the thirteen and twenty-six week periods ended December 26, 2018 includes a $0.7 million loss and $0.1 million gain, respectively, resulting from the change in value of the Mexican peso as compared to that of the U.S. dollar on our Mexican peso denominated note receivable that we received as consideration from the sale of our equity interest in our Mexico joint venture during the second quarter of fiscal 2018.
Accelerated depreciation during the thirteen and twenty-six week periods ended December 26, 2018 includes $0.5 million and $1.0 million, respectively, of depreciation on certain leasehold improvements at the corporate headquarters property. Please see Note 3 - Sale Leaseback Transactions for more details on the corporate headquarters relocation.
Property damages, net of (insurance recoveries) during the thirteen week period ended December 26, 2018 primarily includes of $0.2 million of expenses incurred associated with storm damages at certain restaurant locations. Property damages, net of (insurance recoveries) during the twenty-six week period ended December 26, 2018 includes $0.6 million of insurance proceeds received related to a previously filed fire claim, partially offset by expenses incurred associated with storm damages at certain restaurant locations.

Cyber security incident charges during the twenty-six week period ended December 26, 2018 of $0.4 million was recorded related to professional services associated with our response to the incident. We first reported the incident during the fourth quarter of fiscal 2018. For further details refer to Note 13 - Commitments and Contingencies.
Fiscal 2018
During the second quarter of fiscal 2018, we recorded restaurant closure charges of $4.3 million primarily related to lease termination charges and other costs associated with the closure of nine underperforming Chili’s restaurants in the second quarter of fiscal 2018 located in Alberta, Canada. Alberta has an oil dependent economy and has experienced an economic recession in recent years related to lower oil production. The slower economy has negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return. During the first quarter of fiscal 2018, we recorded asset impairment charges of $7.2 million primarily related to the long-lived assets and reacquired franchise rights of nine underperforming Chili’s restaurants located in Alberta, Canada. These restaurants were closed in the second quarter of fiscal 2018.
During the second quarter of fiscal 2018, we recorded asset impairment charges of $2.0 million primarily related to the long-lived assets of certain underperforming Maggiano’s and Chili’s restaurants that continue to operate. For further details refer to Note 10 - Fair Value Measurements. We also recorded lease guarantee charges of $1.4 million related to leases that were assigned to a divested brand. For additional lease guarantee disclosures, see Note 13 - Commitments and Contingencies.
In October 2017, we sold our Dutch subsidiary that held our equity interest in our Chili’s joint venture in Mexico to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. We recorded a gain of $0.2 million which includes the recognition of $5.4 million of foreign currency translation losses reclassified from AOCL consisting of $5.9 million of foreign currency translation losses from previous years, partially offset by $0.5 million of current year foreign currency translation gains. We received a note as consideration for the sale to be paid in 72 equal installments, with one installment payment made at closing and the other payments to be made over 71 months pursuant to the note. The note is denominated in pesos and is re-measured at the end of each period resulting in a gain or loss from foreign currency exchange rate changes. We recorded a $0.9 million foreign currency transaction loss in the second quarter due to the decline in the exchange rate for the Mexican peso relative to the U.S. dollar. The current portion of the note which represents the cash payments to be received over the next 12 months is included within accounts receivable, net while the long-term portion of the note is included within other assets.
Additionally, we incurred $0.5 million of expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. Our restaurants were closed in the areas affected by these disasters and our team members were unable to work. These payments were made to assist our team members during these crises and to promote retention. We carry insurance coverage for these types of natural disasters.

7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise business. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants.
Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include Maggiano’s banquet service charge income, advertising fees, gift card breakage income, service fees and discount costs from third-party gift card sales, digital entertainment revenues, delivery fee income, development and franchise fees, and retail royalty revenues. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.

Effective the first quarter of fiscal 2019, we transitioned to ASC 606, from the previous Legacy GAAP guidance. Our Consolidated Financial Statements for the second quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please see Note 2 - Revenue Recognition for more details on the adoption of ASC 606.
Our chief operating decision maker uses operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs, restaurant labor costs and restaurant expenses, including advertising expenses. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 26, 2018
	ASC 606
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$640.6	$120.9	$—	$761.5
Royalties	13.2	—	—	13.2
Franchise fees and other revenues	8.5	7.5	—	16.0
Total revenues	662.3	128.4	—	790.7

Company restaurant expenses(1)	567.1	100.1	0.2	667.4
Depreciation and amortization	29.5	3.9	2.7	36.1
General and administrative	9.1	1.5	24.8	35.4
Other gains and charges	1.4	—	0.8	2.2
Total operating costs and expenses	607.1	105.5	28.5	741.1

Operating income (loss)	55.2	22.9	(28.5)	49.6
Interest expense	0.7	0.1	14.6	15.4
Other, net	—	—	(0.8)	(0.8)
Income (loss) before provision for income taxes	$54.5	$22.8	$(42.3)	$35.0

	Thirteen Week Period Ended December 27, 2017
	Legacy GAAP
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$623.6	$119.1	$—	$742.7
Franchise and other revenues	16.5	7.2	—	23.7
Total revenues	640.1	126.3	—	766.4

Company restaurant expenses(1)	533.9	97.9	0.1	631.9
Depreciation and amortization	31.0	4.0	2.7	37.7
General and administrative	9.3	1.5	22.3	33.1
Other gains and charges	5.9	1.0	2.4	9.3
Total operating costs and expenses	580.1	104.4	27.5	712.0

Operating income (loss)	60.0	21.9	(27.5)	54.4
Interest expense	—	—	14.3	14.3
Other, net	—	—	(1.0)	(1.0)
Income (loss) before provision for income taxes	$60.0	$21.9	$(40.8)	$41.1

	Twenty-Six Week Period Ended December 26, 2018
	ASC 606
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,280.9	$208.9	$—	$1,489.8
Royalties	26.1	—	—	26.1
Franchise fees and other revenues	17.1	11.5	—	28.6
Total revenues	1,324.1	220.4	—	1,544.5

Company restaurant expenses (1)	1,130.2	184.0	0.4	1,314.6
Depreciation and amortization	60.0	7.9	5.2	73.1
General and administrative	17.9	3.2	48.1	69.2
Other gains and charges (2)	(10.9)	—	2.0	(8.9)
Total operating costs and expenses	1,197.2	195.1	55.7	1,448.0

Operating income (loss)	126.9	25.3	(55.7)	96.5
Interest expense	1.7	0.2	29.1	31.0
Other, net	—	—	(1.6)	(1.6)
Income (loss) before provision for income taxes	$125.2	$25.1	$(83.2)	$67.1

Segment assets (2)	$1,047.8	$148.9	$98.1	$1,294.8
Segment goodwill	$125.3	$38.4	$—	$163.7
Payments for property and equipment	$58.8	$6.4	$13.5	$78.7

	Twenty-Six Week Period Ended December 27, 2017
	Legacy GAAP
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,251.2	$208.4	$—	$1,459.6
Franchise and other revenues	34.8	11.4	—	46.2
Total revenues	1,286.0	219.8	—	1,505.8

Company restaurant expenses(1)	1,075.3	183.2	0.2	1,258.7
Depreciation and amortization	62.8	8.0	5.4	76.2
General and administrative	18.9	2.8	43.7	65.4
Other gains and charges	18.0	0.8	3.7	22.5
Total operating costs and expenses	1,175.0	194.8	53.0	1,422.8

Operating income (loss)	111.0	25.0	(53.0)	83.0
Interest expense	—	—	28.2	28.2
Other, net	—	—	(1.5)	(1.5)
Income (loss) before provision for income taxes	$111.0	$25.0	$(79.7)	$56.3

Payments for property and equipment	$40.8	$4.2	$3.6	$48.6

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses including advertising expenses. With the adoption of ASC 606, for the thirteen and twenty-six week periods ended December 26, 2018, advertising contributions received from Chili’s franchisees are recorded as Franchise fees and other revenues within Total revenues, which differs from the thirteen and twenty-six week periods ended December 27, 2017 that includes Chili’s franchise advertising contributions recorded on a net basis within Company restaurant expenses.

(2)
During the twenty-six week period ended December 26, 2018 we completed sale leaseback transactions of 145 company-owned Chili’s restaurant properties. As part of this transaction, we sold the related restaurant fixed assets totaling $170.9 million, net of accumulated depreciation. Additionally, Chili’s recognized $17.7 million of gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Please see Note 3 - Sale Leaseback Transactions for further details.

8. DEBT
Long-term debt consists of the following:

	December 26, 2018	June 27, 2018
Revolving credit facility	$586.3	$820.3
5.00% notes	350.0	350.0
3.88% notes	300.0	300.0
Capital lease obligations	41.7	43.0
Total long-term debt	1,278.0	1,513.3
Less unamortized debt issuance costs and discounts	(6.0)	(6.6)
Total long-term debt less unamortized debt issuance costs and discounts	1,272.0	1,506.7
Less current installments	(8.1)	(7.1)
	$1,263.9	$1,499.6

Revolving Credit Facility
During the twenty-six week period ended December 26, 2018, net repayments of $234.0 million were made on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions, partially offset by share repurchases. As of December 26, 2018, $413.7 million of credit was available under the revolving credit facility.
Under the amended $1.0 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.70%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.38% for a total of 3.89%. One month LIBOR at December 26, 2018 was approximately 2.51%.
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

9. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	December 26, 2018	June 27, 2018
Deferred liabilities and sale leaseback gains (1)	$32.1	$15.5
Property tax	19.6	17.4
Insurance	18.3	17.8
Dividends	14.8	16.3
Sales tax	14.4	14.2
Interest	7.5	7.8
Straight-line rent (2)	4.9	5.2
Landlord contributions	2.7	2.7
Deferred franchise and development fees (3)	1.4	—
Cyber security incident (4)	1.5	1.4
Other (5)	31.0	28.9
	$148.2	$127.2

(1)
Deferred liabilities and sale leaseback gains primarily relate to $18.4 million for the current portion of the deferred gain related to the sale leaseback transactions executed during the first two quarters of fiscal 2019, and net proceeds of $13.7 million that have been deferred related to the sale of our current corporate headquarters property. Please see Note 3 - Sale Leaseback Transactions for further details.

(2)
Straight-line rent includes the current portion of the straight-line rent of operating leases. During the thirteen week periods ended December 26, 2018 and December 27, 2017, $0.4 million of expenses and $0.2 million of credit related to straight-line rent expenses were recognized into Restaurant expenses in the Consolidated Statements of Comprehensive Income, respectively. During the twenty-six week periods ended December 26, 2018 and December 27, 2017, $0.5 million of expenses and 0.4 million of credit related to straight-line rent expenses were recognized into Restaurant expenses in the Consolidated Statements of Comprehensive Income, respectively.

(3)
Deferred franchise and development fees relates to the current portion of upfront initial franchise and development fees recorded as part of adoption of ASC 606, please see Note 2 - Revenue Recognition for further details, and the Other liabilities table below for the long-term accrued amount.

(4)	Cyber security incident accrual relates to the fiscal 2018 event, please see Note 13 - Contingencies for further details.

(5)
Other primarily consists of accruals for utilities and services, certain lease reserves, state income tax payable, banquet deposits for Maggiano’s events, rent-related expenses and other various accruals.

Other liabilities consist of the following:

	December 26, 2018	June 27, 2018
Straight-line rent (1)	$56.6	$55.6
Insurance	37.4	40.1
Landlord contributions	24.1	23.3
Deferred franchise and development fees (2)	15.8	—
Unfavorable leases	3.1	3.8
Unrecognized tax benefits	2.9	2.9
Other	6.0	6.0
	$145.9	$131.7

(1)
Straight-line rent is the long-term portion of the straight-line rent, and for the second quarter of fiscal 2019 this balance also includes $1.2 million for the straight-line rent accrued for 145 restaurants sold as part of the sale leaseback transactions. Please see Note 3 - Sale Leaseback Transactions for more details, and the above Other accrued liabilities table for the current portion of straight-line rent recorded to be recognized within the next twelve months.

(2)
Deferred franchise and development fees relates to the long-term portion of upfront initial franchise and development fees recorded as part of adoption of ASC 606, please see Note 2 - Revenue Recognition for further details, and the Other accrued liabilities table above for the current accrued amount.

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
During the thirteen week period ended September 26, 2018, no indicators of impairment existed. During the thirteen week period ended December 26, 2018, we impaired long-lived assets with carrying values of $1.0 million primarily related to two underperforming Chili’s restaurants that we determined the leasehold improvements and other assets associated with the impaired restaurants had no fair value, based on Level 3 fair value measurements.
During the twenty-six week period ended December 27, 2017, we impaired long-lived assets and reacquired franchise rights with carrying values of $8.3 million and $1.2 million, respectively, primarily related to nine underperforming Chili’s restaurants located in Alberta, Canada. Please see Note 6 - Other Gains and Charges for further details. We determined the long lived assets associated with the underperforming restaurants had a fair value of $0.3 million, based on Level 3 fair value measurements, resulting in an impairment charge of $9.2 million.

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. During the thirteen week periods ended December 26, 2018 and December 27, 2017, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Accumulated amortization of Intangibles, net at December 26, 2018 and June 27, 2018, was $6.3 million and $5.7 million, respectively.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. During the thirteen and twenty-six week periods ended December 26, 2018 and December 27, 2017, no indicators of impairment were identified.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.88% notes and 5.00% notes are as follows, please see further details at Note 8 - Debt:

	December 26, 2018		June 27, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.88% Notes	$298.4	$283.2	$298.2	$285.3
5.00% Notes	345.6	326.9	345.2	342.3

During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at December 26, 2018 was $11.9 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets. Please refer to Note 6 - Other Gains and Charges for further details about this note receivable.
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

11. SHAREHOLDERS’ DEFICIT
Changes in Shareholders’ Deficit
The changes by quarter in Total shareholders’ deficit during the twenty-six week periods ended December 26, 2018 and December 27, 2017, respectively, were as follows:

	Twenty-Six Week Period Ended December 26, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Effect of ASC 606 adoption	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	17.6	503.9	2,686.5	(4,018.4)	(5.5)	(815.9)
Net income	—	—	32.0	—	—	32.0
Other comprehensive income	—	—	—	—	(0.6)	(0.6)
Dividends ($0.38 per share)	—	—	(14.5)	—	—	(14.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	6.9	—	(69.0)	—	(62.1)
Issuances of common stock	—	(0.2)	—	2.5	—	2.3
Balance at December 26, 2018	$17.6	$514.2	$2,704.0	$(4,084.9)	$(6.1)	$(855.2)

	Twenty-Six Week Period Ended December 27, 2017
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 28, 2017	$17.6	$502.1	$2,627.1	$(3,628.5)	$(11.9)	$(493.6)
Net income	—	—	9.9	—	—	9.9
Other comprehensive income	—	—	—	—	1.5	1.5
Dividends ($0.38 per share)	—	—	(18.8)	—	—	(18.8)
Stock-based compensation	—	3.5	—	—	—	3.5
Purchases of treasury stock	—	(0.1)	—	(41.6)	—	(41.7)
Issuances of common stock	—	(2.4)	—	2.6	—	0.2
Balance at September 27, 2017	17.6	503.1	2,618.2	(3,667.5)	(10.4)	(539.0)
Realized foreign currency translation	—	—	—	—	5.4	5.4
Net income	—	—	25.3	—	—	25.3
Other comprehensive income	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(17.9)	—	—	(17.9)
Stock-based compensation	—	2.8	—	—	—	2.8
Purchases of treasury stock	—	—	—	(30.1)	—	(30.1)
Issuances of common stock	—	(0.8)	—	1.6	—	0.8
Balance at December 27, 2017	$17.6	$505.1	$2,625.6	$(3,696.0)	$(5.2)	$(552.9)

Share Repurchases
Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Shares that have been paid for but not yet delivered are reflected as a reduction of Additional paid in capital while other repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets. The repurchased shares during the twenty-six week periods ended December 26, 2018 and December 27, 2017 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
Twenty-Six Week Periods Ended December 26, 2018
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirteen week period ended September 26, 2018, we repurchased approximately 2.1 million shares of our common stock for $105.5 million. During the thirteen week period ended December 26, 2018, we repurchased approximately 1.5 million shares of our common stock for $62.1 million. As of December 26, 2018, approximately $197.8 million was available under our share repurchase authorizations.
Twenty-Six Week Periods Ended December 27, 2017
During the thirteen week period ended September 27, 2017, we repurchased approximately 1.3 million shares of our common stock for $41.7 million. During the thirteen week period ended December 27, 2017, we repurchased approximately 1.0 million shares of our common stock for $30.1 million.
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts for the twenty-six week periods ended December 26, 2018 and December 27, 2017:

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Stock options
Stock options granted	0.7	1.2
Weighted average exercise price per share	$43.63	$31.22
Weighted average fair value per share	$8.25	$4.45
Restricted share awards
Restricted share awards granted	0.3	0.4
Weighted average fair value per share	$43.35	$31.23

During the thirteen week period ended December 26, 2018, we modified certain fiscal 2018 performance-based stock option awards and 0.2 million options were canceled. We subsequently granted fiscal 2019 performance-based stock option awards of 0.4 million options with a grant date fair value equivalent to the fair value of the canceled fiscal 2018 options as of the modification date. Vesting of the fiscal 2019 performance-based options is conditioned on achievement of the same performance targets and vest on the same schedule as the fiscal 2018 performance-based stock options. There is no incremental compensation cost as a result of this modification. The fiscal 2019 performance-based stock option awards are included in the above stock options granted table.
Dividends
During the twenty-six week periods ended December 26, 2018 and December 27, 2017, we paid dividends of $31.6 million and $35.4 million to common stock shareholders, respectively. We also declared a quarterly dividend on October 29, 2018, that was paid subsequent to the second quarter of fiscal 2019, on December 27, 2018, in the amount of $0.38 per share. As of December 26, 2018, we have accrued $14.2 million for this dividend in Other accrued liabilities on our Consolidated Balance Sheets, see Note 9 - Accrued and Other Liabilities.
Effect of Adoption of ASC 606
During the thirteen week period ended September 26, 2018, we adopted ASC 606 and recorded a $7.4 million cumulative effect adjustment decrease to Retained earnings for the change in accounting principle. Please refer to Note 2 - Revenue Recognition for more details.
Realized Foreign Currency Translation
During the thirteen week period ended December 27, 2017, we divested our Mexican joint venture and realized $5.4 million of foreign currency translation losses that were reclassified from Accumulated other comprehensive loss into Net income. Please refer to Note 10 - Fair Value Measurements for further details on the divestiture and related consideration received.

12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Income taxes, net of refunds (1)	$83.4	$30.5
Interest, net of amounts capitalized	28.2	25.3

(1)
Income taxes, net of refunds increased for the twenty-six week period ended December 26, 2018 as compared to the twenty-six week period ended December 27, 2017 primarily due to payments made for income tax liabilities resulting from the sale leaseback transactions completed in the first quarter of fiscal 2019. Please refer to Note 3 - Sale Leaseback Transactions and Note 5 - Income Taxes for further details.

Non-cash investing and financing activities are as follows:

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Retirement of fully depreciated assets	$16.6	$22.4
Dividends declared but not paid	14.8	18.2
Accrued capital expenditures	14.2	4.7
Capital lease additions	2.5	4.3

13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees or lease liability for the related restaurants. As of December 26, 2018 and June 27, 2018, we have outstanding lease guarantees or are secondarily liable for $57.5 million and $58.2 million, respectively. These amounts represent the maximum potential liability of future payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2019 through fiscal 2028. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.

During fiscal 2018, Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, filed for Chapter 11 bankruptcy protection. We have outstanding lease guarantees or are secondarily liable for certain of its leases rejected in the bankruptcy. As of December 26, 2018 and June 27, 2018, balances of $0.6 million and $1.4 million, respectively, were recorded in Other accrued liabilities in our Consolidated Balance Sheets based on our analysis of the potential obligations and are inclusive of the fiscal 2019 activity detailed below.
We paid $0.7 million during the twenty-six week period ended December 26, 2018 to settle obligations of two of the leases rejected in the Mac Acquisition, LLC bankruptcy proceeding. We do not expect additional leases to be rejected because the period for doing so in the bankruptcy proceeding concluded and Mac Acquisition, LLC’s plan for reorganization in the bankruptcy proceeding was confirmed. We will continue to monitor leases for which we have outstanding guarantees or are secondarily liable to assess the likelihood of any incremental losses. We have not been informed by landlords of Mac Acquisition LLC of any lease defaults other than those detailed in the previous bankruptcy filings. No other liabilities related to this matter have been recorded as of December 26, 2018.
Letters Of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 26, 2018, we had $29.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 4 to 10 months.
Cyber Security Incident
On May 12, 2018, we issued a public statement that malware had been discovered at certain Chili’s restaurants that resulted in unauthorized access or acquisition of customer payment card data. We engaged third-party forensic firms and cooperated with law enforcement to investigate the matter. Based on the investigation of our third-party forensic experts, we believe most company-owned Chili’s restaurants were impacted by the malware during time frames that vary by restaurant, but we believe in each case began no earlier than March 21, 2018 and ended no later than April 22, 2018.
We expect to incur significant legal and professional services expenses associated with the cyber security incident in future periods. We will recognize these expenses as services are received. Related to this incident, payment card companies and associations may request us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the cyber security incident, and regulatory authorities may also impose fines or other remedies against us. While we do not acknowledge responsibility to pay any such amounts imposed by any third parties, we may become obligated to pay such amounts or incur significant related settlement costs. We will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention. Since the incident through December 26, 2018, we have incurred expenses of $3.2 million related to the cyber security incident which includes the $2.0 million retention recorded in fiscal 2018, an additional $0.4 million recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income during the twenty-six week period ended December 26, 2018, and $0.8 million of receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage.
The Company was named as a defendant in putative class action lawsuits in the United States District Court for the Middle District of Florida, the United States District Court for the District of Nevada, and two in the United States District Court for the Central District of California, filed on May 24, 2018, May 30, 2018, June 14, 2018, and June 28, 2018, respectively (collectively, the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. Since the initial filing of these cases, the Nevada plaintiff voluntarily dismissed this case and joined the Florida lawsuit. Counsel for all parties subsequently agreed to the transfer of the California cases to Florida, and they have been consolidated into a single matter with the case already pending there. We believe we have defenses and intend to defend the Litigation. As such, as of December 26, 2018, we have concluded that a loss from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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

14. EFFECT OF NEW ACCOUNTING STANDARDS
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - In August 2018, the FASB issued ASU 2018-15, this update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted and we plan to adopt this guidance during the second half of fiscal 2019, using a prospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments under ASU 2018-13 add an incremental requirement, among others, for entities to disclose (1) the range and weighted average used to develop significant unobservable inputs and (2) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. Entities may disclose other quantitative information in lieu of the weighted average if they determine that such information embodies a more reasonable and rational method of reflecting the distribution of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

We currently expect to implement the standard using the alternative cumulative effect transition method and elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Additionally, we expect to elect lessee and lessor practical expedients to not separate non-lease components, such as common area maintenance and property taxes, from lease components. We also anticipate electing the short-term lease exemption from balance sheet recognition for all leases that qualify, and the land easement practical expedient that allows entities to elect not to assess whether existing land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases. We are currently evaluating other practical expedients and elections specified in the guidelines.
We have commenced an analysis of the impact of the new lease guidance and developed a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts, and the evaluation of lease accounting tools to assist with the adoption and ongoing disclosures related to this new standard.
Under current accounting guidance for leases, we do not recognize an asset or liability created by operating leases where we are the lessee. We expect a material increase to our assets and liabilities on our consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where we are the lessee on the date of initial application of the new guidance. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with undiscounted remaining rental payments of approximately $1,025.6 million as of December 26, 2018. Additionally, we expect to derecognize the deferred gain from the sale leaseback transactions through an opening retained earnings adjustment upon adoption using the cumulative effect transition method, and as of December 26, 2018, we had $270.6 million recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets.
We are continuing to evaluate the impact of the new guidance on capital leases, as well as the impact of transition provisions under the new guidance on amounts recognized in connection with our previous application of acquisition accounting. We are also continuing to evaluate the impact that adoption of this guidance will have on our consolidated statements of operations. We do not expect the adoption of this new guidance to have a material impact on the amount or timing of our cash flows and liquidity.

15. SUBSEQUENT EVENTS
Revolver Net Payments
Net borrowings of $10.0 million were drawn on the revolving credit facility subsequent to the end of the second quarter of fiscal 2019.
Dividend Declaration
On January 28, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on March 28, 2019 to shareholders of record as of March 8, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 26, 2018 and December 27, 2017, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 26, 2018, we owned, operated or franchised 1,685 restaurants, consisting of 995 company-owned restaurants and 690 franchised restaurants, located in the United States and 30 countries and two United States territories.
We are committed to strategies and a company culture that we believe are centered on growing long-term sales and profit, enhancing the guest experience and engaging team members. Our strategies and culture are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2018, we reduced our menu items by approximately one-third compared to the prior year, and focused on our core equities of burgers, ribs, fajitas and margaritas. This initiative improved kitchen efficiency and allowed our managers and cooks to deliver our food hotter and faster to our guests. We also invested in the quality of our food. As a result, our average delivery time in the dining room improved by approximately one minute during the fiscal year 2018 compared to the year before, and guests responded favorably to the changes. During fiscal 2019, we continue to focus on our core equities and improving guest satisfaction with our food.
We remain competitive with our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a compelling every day value. During the latter half of fiscal 2018, we offered a promotional “3 for $10” platform that allowed guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00. We have evolved this promotion in fiscal 2019, now offering it every day as a part of our base menu. Additionally, we have continued our margarita of the month platform that started in fiscal year 2018 that features a new margarita every month at an every-day value price of $5.00. We believe these and other value offers are increasing guest frequency and that few of our competitors can match these offers on a consistent basis. We will continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic.
The Chili’s brand continues to leverage technology to improve convenience for our guests and to create a digital guest experience that we believe will help us engage our guests more effectively. We relaunched our My Chili’s Rewards program in fiscal 2018 and moved away from the points system that is characteristic of most retail and restaurant loyalty programs. With our new loyalty program we are able to give our loyalty members customized offers tied to their purchase behavior. We anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward. We also have put greater emphasis on improving and advertising our To Go capabilities. In the second quarter of fiscal 2019, Chili’s grew its To Go business by 20.3% compared to the same quarter in the prior year. To Go sales were approximately 12.3% of total Chili’s To Go and dine-in sales by the end of the second quarter of fiscal 2019. We believe that guests will continue to prefer more convenience and options at Chili’s that allow them to eat at home or other off premises locations, and we plan to continue investments in our digital guest experience and To Go capabilities.

We believe that improvements at domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s business. Maggiano’s opened one franchise location in the Dallas Fort Worth International Airport in the second quarter of fiscal 2019. Guests are responding favorably to the new Maggiano’s location, and we intend to explore other opportunities to franchise Maggiano’s in additional airport locations. During fiscal 2019, Maggiano’s has been using technology and innovation in the front of the house to improve the accuracy of wait-time quotes to customers, and in the back of the house to improve labor efficiencies. Additionally, Maggiano’s has brought additional value to our carry out menu by offering customers the opportunity to “Double the Portion, Not the Price” by taking home a second portion of certain menu items for a reduced price. Guests also continue to show an increased preference for our carry out menu and delivery service. In the second quarter of fiscal 2019, Maggiano’s grew its carry out business by 17.6% compared to the same quarter in the prior year.
Our global Chili’s business continues to grow with locations in 30 countries and two territories outside of the United States. Our international franchisees are expected to open between 26-30 new restaurants in fiscal 2019, including our first Chili’s restaurant in China. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
The following table details the number of restaurant openings and total restaurants open at period end and during the twenty-six week periods ended December 26, 2018 and December 27, 2017, respectively, and total full year projected openings in fiscal 2019:

	Openings During the		Openings During the				Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended		Total Open Restaurants at
	12/26/2018	12/27/2017	12/26/2018	12/27/2017	12/26/2018	12/27/2017	Fiscal 2019
Company-owned restaurants
Chili’s domestic	—	3	—	4	938	940	2-4
Chili’s international	—	—	—	—	5	5	—
Maggiano’s	—	—	—	1	52	52	—
Total company-owned	—	3	—	5	995	997	2-4
Franchise restaurants
Chili’s domestic	2	1	3	4	310	316	5
Chili’s international	6	9	10	19	379	369	26-30
Maggiano’s	1	—	1	—	1	—	1
Total franchise	9	10	14	23	690	685	32-36
Total restaurants
Chili’s domestic	2	4	3	8	1,248	1,256	7-9
Chili’s international	6	9	10	19	384	374	26-30
Maggiano’s	1	—	1	1	53	52	1
Grand total	9	13	14	28	1,685	1,682	34-40
In fiscal 2019, we plan to relocate a total of five company-owned restaurants. We relocated one company-owned restaurant in the thirteen week period ended December 26, 2018 and three company-owned restaurants in the twenty-six week period ended December 26, 2018. Relocations are not included in the above table. During the twenty-six week period ended December 26, 2018, we sold and subsequently leased back 145 previously owned restaurant properties. At December 26, 2018, we owned land and buildings for 50 of the 995 company-owned restaurants. The net book values of the land totaled $41.3 million and the buildings totaled $25.8 million associated with these restaurants.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017	December 26, 2018	December 27, 2017
Revenues
Company sales	96.3%	96.9%	96.5%	96.9%
Franchise and other revenues	3.7%	3.1%	3.5%	3.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales(1)	26.4%	26.0%	26.4%	26.1%
Restaurant labor(1)	34.2%	33.7%	34.7%	34.3%
Restaurant expenses(1)	27.0%	25.4%	27.1%	25.8%
Company restaurant expenses(1)	87.6%	85.1%	88.2%	86.2%
Depreciation and amortization	4.6%	4.9%	4.7%	5.1%
General and administrative	4.5%	4.3%	4.5%	4.3%
Other (gains) and charges	0.3%	1.2%	(0.6)%	1.5%
Total operating costs and expenses	93.7%	92.9%	93.8%	94.5%
Operating income	6.3%	7.1%	6.2%	5.5%
Interest expense	2.0%	1.9%	2.0%	1.9%
Other (income), net	(0.1)%	(0.2)%	(0.1)%	(0.1)%
Income before provision for income taxes	4.4%	5.4%	4.3%	3.7%
Provision for income taxes	0.4%	2.1%	0.5%	1.4%
Net income	4.0%	3.3%	3.8%	2.3%
(1)As a percentage of Company sales.

REVENUES
Transition to New Revenue Recognition Accounting Standard
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the second quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please refer to Note 2 - Revenue Recognition for further details of our adoption of ASC 606 and our policies for recognition of revenues from contracts with customers. The most significant effect of the transition to ASC 606 that affect the comparability of our results of operations between fiscal 2019 (reported under ASC 606) and fiscal 2018 (reported under Legacy GAAP) include the following:

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
The adoption of ASC 606 changed the recognition timing of our initial development and franchise fees, and gift card breakage income as noted below. The recognition timing change did not have a significant impact to our results of operations during the first two quarters of fiscal 2019:

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

•
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program. Breakage income is reflected within Franchise and other revenues in the Consolidated Statements of Comprehensive Income.

Revenue Results
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around company-owned restaurant revenues and operating expense trends. Total revenues are further disaggregated as follows: Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties from franchisees and Franchise fees and other revenues which contains advertising fees, franchise and development fees, Maggiano’s banquet service charge income, gift card breakage and discounts, digital entertainment revenues, Chili’s retail food product royalties, merchandise and delivery fee income.

The following is a summary of the change in Total revenues for the thirteen and twenty-six week periods ended December 26, 2018 compared to the thirteen and twenty-six week periods ended December 27, 2017, respectively:

	Total Revenues
	Thirteen Week Period	Twenty-Six Week Period
For the period ended December 27, 2017 (Legacy GAAP)	$766.4	$1,505.8
Change from:
Restaurant closings	(1.7)	(6.2)
Restaurant openings	1.1	4.7
Comparable restaurant sales	19.4	31.7
Company sales	18.8	30.2
Royalties	(0.2)	(0.3)
Franchise fees and other revenues	5.7	8.8
For the period ended December 26, 2018 (ASC 606)	$790.7	$1,544.5
Total revenues in the thirteen week period ended December 26, 2018 increased 3.2% to $790.7 million from the $766.4 million generated in the thirteen week period ended December 27, 2017 primarily driven by a $19.4 million increase in comparable restaurant sales and a net increase of $5.8 million in Franchise fees and other revenues related to the ASC 606 adoption. Total revenues in the twenty-six week period ended December 26, 2018 increased 2.6% to $1,544.5 million from the $1,505.8 million generated in the twenty-six week period ended December 27, 2017 primarily driven by a $31.7 million increase in comparable restaurant sales and a net increase of $10.6 million in Franchise fees and other revenues related to the impact of ASC 606 adoption.
Royalties decreased 1.5% to $13.2 million in the thirteen week period ended December 26, 2018 compared to $13.4 million in the thirteen week period ended December 27, 2017. Royalties are based on franchise sales, our franchisees generated approximately $325.5 million in sales for the thirteen week period ended December 26, 2018 compared to $324.0 million in sales for the thirteen week period ended December 27, 2017. Royalties decreased 1.1% to $26.1 million in the twenty-six week period ended December 26, 2018 compared to $26.4 million in the twenty-six week period ended December 27, 2017. Our franchisees generated approximately $645.3 million in sales for the twenty-six week period ended December 26, 2018 compared to $640.0 million in sales for the twenty-six week period ended December 27, 2017.
Franchise fees and other revenues increased 55.3% to $16.0 million in the thirteen week period ended December 26, 2018 compared to $10.3 million in the thirteen week period ended December 27, 2017 primarily due $5.2 million of advertising fees presented gross with the adoption of ASC 606, and higher gift card related revenues. Franchise fees and other revenues increased 44.4% to $28.6 million in the twenty-six week period ended December 26, 2018 compared to $19.8 million in the twenty-six week period ended December 27, 2017 primarily due $10.3 million of advertising fees presented gross with the adoption of ASC 606, partially offset by lower retail royalty revenues and digital entertainment revenues. During the thirteen and twenty-six week periods ended December 27, 2017, advertising contributions of $5.5 million and $10.8 million from franchisees were recorded net within Restaurant expenses, respectively.

The tables below present the percent change in Comparable restaurant sales and capacity for the thirteen and twenty-six week periods ended December 26, 2018 compared to the thirteen and twenty-six week periods ended December 27, 2017, respectively:

	Percent Change in the Thirteen Weeks Ended December 26, 2018 versus December 27, 2017
	Comparable Sales (1)	Price Impact	Mix-Shift (2)	Traffic	Restaurant Capacity (3)
Company-owned	2.7%	1.0%	(1.1)%	2.8%	(0.3)%
Chili’s	2.9%	0.9%	(0.9)%	2.9%	(0.3)%
Maggiano’s	1.8%	1.2%	(0.7)%	1.3%	0.0%
Chili’s Franchise (4)	(0.8)%
U.S.	3.4%
International	(6.5)%
Chili’s Domestic (5)	3.0%
System-wide (6)	1.8%

	Percent Change in the Twenty-Six Weeks Ended December 26, 2018 versus December 27, 2017
	Comparable Sales (1)	Price Impact	Mix-Shift (2)	Traffic	Restaurant Capacity (3)
Company-owned	2.2%	0.6%	(1.6)%	3.2%	(0.4)%
Chili’s	2.4%	0.5%	(1.6)%	3.5%	(0.4)%
Maggiano’s	1.0%	1.7%	(0.5)%	(0.2)%	(0.7)%
Chili’s Franchise (4)	(0.4)%
U.S.	2.3%
International	(4.8)%
Chili’s Domestic (5)	2.4%
System-wide (6)	1.5%

(1)	Comparable restaurant sales include all restaurants that have been in operation for more than 18 months. Amounts are calculated based on comparable current period verses same period a year ago.

(2)	Mix-shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)	Restaurant capacity for restaurants is measured by sales weeks. Amounts are calculated based on comparable current period verses same period a year ago.

(4)
Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income; however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations and may impact future restaurant development.

(5)	Chili’s domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise operated Chili’s restaurants in the United States.

(6)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Please see further discussion of revenues for our Chili’s and Maggiano’s segments below in SEGMENT RESULTS.

COSTS AND EXPENSES
Thirteen Week Periods Ended December 26, 2018 compared to December 27, 2017
The following is a summary of the change in costs and expenses for the thirteen week period ended December 26, 2018 compared to the thirteen week period ended December 27, 2017:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	December 26, 2018		December 27, 2017
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Cost of sales	$200.9	26.4%	$192.9	26.0%	$8.0	0.4%
Restaurant labor	260.8	34.2%	250.4	33.7%	10.4	0.5%
Restaurant expenses	205.7	27.0%	188.6	25.4%	17.1	1.6%
Depreciation and amortization	36.1		37.7		(1.6)
General and administrative	35.4		33.1		2.3
Other (gains) and charges	2.2		9.3		(7.1)
Interest expense	15.4		14.3		1.1
Other (income), net	(0.8)		(1.0)		0.2
Cost of sales as a percentage of Company sales increased 0.4% consisting of 0.7% of unfavorable menu mix, and 0.2% of unfavorable commodity pricing related to produce and bakery, partially offset by 0.4% of increased menu pricing and 0.1% of other favorable cost of sales expenses.
Restaurant labor as a percentage of Company sales increased 0.5% consisting of 1.2% of higher wage rates and employee health insurance expenses, and 0.3% higher bonus expense, partially offset by 0.8% sales leverage and 0.2% of other favorable restaurant labor expenses.
Restaurant expenses as a percentage of Company sales increased 1.6% consisting of 1.1% of increased operating lease expenses primarily related to the sale leaseback transactions, 0.5% of higher advertising and marketing related expenses primarily from the adoption of ASC 606, 0.5% of higher supplies and offices costs expenses and 0.1% of other unfavorable restaurant expenses. These increases were partially offset by 0.6% of sales leverage.
Depreciation and amortization decreased $1.6 million primarily consisting of a decrease of $4.4 million related to fully depreciated assets and restaurant closures, $2.4 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions, and $0.2 million in other favorable depreciation expenses. These decreases were partially offset by $3.9 million of incremental depreciation for existing restaurants primarily related to the Chili’s remodel initiative, $1.0 million related to the change of estimated useful lives of certain long-lived restaurant assets, and $0.5 million of new restaurants additions.
General and administrative expenses increased $2.3 million as follows:

General and Administrative
Thirteen Week Period Ended December 27, 2017	$33.1
Change from
Stock-based compensation	0.9
Legal and professional fees	0.9
Incentive compensation	0.4
Payroll related expenses	0.4
Other	(0.3)
Thirteen Week Period Ended December 26, 2018	$35.4

Other (gains) and charges included the below transactions, for further details, please see Note 6 - Other Gains and Charges:

•
Sale leaseback (gain), net of transaction charges included net gain of $4.4 million recorded in the thirteen week period ended December 26, 2018 net of professional fees for brokers, legal, due diligence, and other professional service firms in connection with the sale leaseback transactions of four Chili’s restaurant properties.

•
Gain on sale of assets, net included $0.8 million recorded in the thirteen week period ended December 26, 2018 from the sale of land in Scottsdale, AZ and Pensacola, FL. Gain on sale of assets, net included gain of $0.3 million recorded in the thirteen week period ended December 27, 2017 primarily from the sale of the Mexico joint venture.

•	Remodel-related costs included $2.6 million of write-offs in the thirteen week period ended December 26, 2018 associated with the Chili’s remodel project.

•
Restaurant closure charges included $2.1 million and $4.3 million in the thirteen week periods ended December 26, 2018 and December 27, 2017, respectively, for lease termination charges and other costs associated with the closure of certain restaurant locations.

•
Restaurant impairment charges included $1.0 million and $2.0 million in the thirteen week periods ended December 26, 2018 and December 27, 2017, respectively, related to certain underperforming restaurants.

•
Foreign currency transaction (gain)/loss included expenses of $0.7 million and $0.9 million in the thirteen week periods ended December 26, 2018 and December 27, 2017, respectively, due to the decline in value of the Mexican peso as compared to the U.S. dollar on our CMR Mexican peso denominated note receivable in both respective periods.

•	Lease guarantee charges included $1.4 million in the thirteen week period ended December 27, 2017 related to leases that were assigned to a divested brand.
Interest expense increased $1.1 million consisting of higher average borrowing balances and a higher interest rate on our revolving credit facility in the thirteen week period ended December 26, 2018, partially offset by the matured $250.0 million 2.60% notes that were repaid during the fourth quarter of fiscal 2018.
Twenty-Six Week Periods Ended December 26, 2018 compared to December 27, 2017
The following is a summary of the change in costs and expenses for the twenty-six week period ended December 26, 2018 compared to the twenty-six week period ended December 27, 2017:

	Twenty-Six Week Periods Ended				(Favorable) Unfavorable Variance
	December 26, 2018		December 27, 2017
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Cost of sales	$392.8	26.4%	$380.5	26.1%	$12.3	0.3%
Restaurant labor	517.1	34.7%	501.5	34.3%	15.6	0.4%
Restaurant expenses	404.7	27.1%	376.7	25.8%	28.0	1.3%
Depreciation and amortization	73.1		76.2		(3.1)
General and administrative	69.2		65.4		3.8
Other (gains) and charges	(8.9)		22.5		(31.4)
Interest expense	31.0		28.2		2.8
Other (income), net	(1.6)		(1.5)		(0.1)
Cost of sales as a percentage of Company sales increased 0.3% consisting of 0.6% of unfavorable menu mix and 0.1% of other, partially offset by 0.4% of increased menu pricing.

Restaurant labor as a percentage of Company sales increased 0.4% consisting of 1.1% of higher wage rates and employee health insurance expenses, partially offset by 0.7% of sales leverage.
Restaurant expenses as a percentage of Company sales increased 1.3% consisting of 0.9% of increased operating lease expenses primarily related to the sale leaseback transactions, 0.5% of higher advertising and marketing related expenses primarily from the adoption of ASC 606, 0.3% of higher supplies and offices costs expenses and 0.2% of higher repairs and maintenance expenses. These increases were partially offset by 0.5% of sales leverage and 0.1% of other favorable restaurant expenses.
Depreciation and amortization decreased $3.1 million primarily consisting of a decrease of $8.8 million related to fully depreciated assets and restaurant closures, $3.5 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions, and $0.6 million in other favorable depreciation expenses. These decreases were partially offset by $7.1 million of incremental depreciation for existing restaurants primarily related to the Chili’s remodel initiative, $1.6 million related to the change of estimated useful lives of certain long-lived restaurant assets, and $1.1 million of new restaurants additions.
General and administrative expenses increased $3.8 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 27, 2017	$65.4
Change from
Legal and professional fees	1.5
Payroll related expenses	1.1
Stock-based compensation	0.9
Incentive compensation	0.3
Twenty-Six Week Period Ended December 26, 2018	$69.2
Other (gains) and charges included the below transactions, for further details, please see Note 6 - Other Gains and Charges:

•
Sale leaseback (gain), net of transaction charges included a net gain of $17.7 million recorded in the twenty-six week period ended December 26, 2018 net of professional fees for brokers, legal, due diligence, and other professional service firms in connection with the sale leaseback transactions of 145 Chili’s restaurant properties.

•
Gain on sale of assets, net included $0.8 million recorded in the twenty-six week period ended December 26, 2018 from the sale of land in Scottsdale, AZ and Pensacola, FL. Gain on sale of assets, net included gain of $0.3 million recorded in the twenty-six week period ended December 27, 2017 primarily from the sale of the Mexico joint venture.

•	Remodel-related costs included $3.1 million of write-offs in the twenty-six week period ended December 26, 2018 associated with the Chili’s remodel project.

•
Restaurant closure charges included $3.8 million and $4.5 million in the twenty-six week periods ended December 26, 2018 and December 27, 2017, respectively, for lease termination charges and other costs associated with the closure of certain restaurant locations.

•
Restaurant impairment charges included $1.0 million in the twenty-six week period ended December 26, 2018 related to certain underperforming restaurants. Restaurant impairment charges included expenses of $9.2 million in the twenty-six week period ended December 27, 2017 primarily related to the nine underperforming Chili’s restaurants located in Alberta, Canada.

•
Foreign currency transaction (gain)/loss included a gain of $0.1 million and expenses of $0.9 million in the twenty-six week periods ended December 26, 2018 and December 27, 2017, respectively, due to the change in value of the Mexican peso as compared to the U.S. dollar on our CMR Mexican peso denominated note receivable in both respective periods.

•
Property damages, net of (insurance recoveries) included a net gain of $0.6 million in the twenty-six week period ended December 26, 2018 related to insurance proceeds received related to a previously filed fire claim, net of expenses associated with storm damages at certain restaurant locations. Property damages, net of (insurance recoveries) included expenses of $5.1 million in the twenty-six week period ended December 27, 2017 due to costs associated with employee relief payments and inventory spoilage from Hurricanes Harvey and Irma.

•	Lease guarantee charges included $1.4 million in the twenty-six week period ended December 27, 2017 related to leases that were assigned to a divested brand.

•	Cyber security incident charges included $0.4 million in the twenty-six week period ended December 26, 2018 related to professional service costs associated with the fiscal 2018 incident.
Interest expense increased $2.8 million consisting of higher average borrowing balances and a higher interest rate on our revolving credit facility in the twenty-six week period ended December 26, 2018, partially offset by the matured $250.0 million 2.60% notes that were repaid during the fourth quarter of fiscal 2018.
SEGMENT RESULTS
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 26, 2018	December 27, 2017		December 26, 2018	December 27, 2017
	ASC 606	Legacy GAAP		ASC 606	Legacy GAAP
Company sales	$640.6	$623.6	$17.0	$1,280.9	$1,251.2	$29.7
Royalties	13.2	—	13.2	26.1	—	26.1
Franchise fees and other revenues	8.5	16.5	(8.0)	17.1	34.8	(17.7)
Total revenues	662.3	640.1	22.2	1,324.1	1,286.0	38.1

Company restaurant expenses (1)	567.1	533.9	(33.2)	1,130.2	1,075.3	(54.9)
Depreciation and amortization	29.5	31.0	1.5	60.0	62.8	2.8
General and administrative	9.1	9.3	0.2	17.9	18.9	1.0
Other gains and charges	1.4	5.9	4.5	(10.9)	18.0	28.9
Total operating costs and expenses	607.1	580.1	(27.0)	1,197.2	1,175.0	(22.2)

Operating income	$55.2	$60.0	$(4.8)	$126.9	$111.0	$15.9

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses, including advertising. With the adoption of ASC 606, for the thirteen and twenty-six week periods ended December 26, 2018, advertising contributions received from franchisees is recorded within Franchise fees and other revenues within Total revenues, which differs from the thirteen and twenty-six week periods ended December 27, 2017 that includes advertising contributions recorded net within Company restaurant expenses.

Thirteen Week Periods Ended December 26, 2018 compared to December 27, 2017
Chili’s Total revenues increased 3.5% to $662.3 million in the thirteen week period ended December 26, 2018 from $640.1 million in the thirteen week period ended December 27, 2017. Chili’s Operating income, as a percent of Total revenues, was 8.3% in the thirteen week period ended December 26, 2018 compared to 9.4% in the thirteen week period ended December 27, 2017, this decrease was primarily driven by an increase in Company restaurant expenses, as a percentage of sales.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 2.9% in the thirteen week period ended December 26, 2018 as compared to the thirteen week period ended December 27, 2017 primarily consisting of 2.2% of higher rent expenses associated with the new operating leases entered into as part of the sale leaseback transactions, 1.8% increase in wage expenses due to higher wage rates, incentive bonus and employee health insurance expenses, 0.8% of unfavorable menu item mix, and 0.4% net increase in advertising and marketing related expenses primarily related to the adoption of ASC 606. These were partially offset by 1.6% of sales leverage, 0.4% of increased menu pricing, and 0.3% of other favorable Company restaurant expenses.
Other gains and charges for Chili’s during the thirteen week period ended December 26, 2018 consist primarily of $4.4 million net gain from the sale leaseback transactions, and $0.8 million on gain on sale of assets, partially offset by $2.6 million of Chili’s remodel write-offs, $2.0 million charge related to lease termination charges, $1.0 million of impairments related to two underperforming restaurants, and $0.7 million foreign currency loss related to the Mexican peso denominated note receivable. Other gains and charges during the thirteen week period ended December 27, 2017 consists primarily of lease termination charges of $3.8 million related to nine underperforming Chili’s restaurants located in Alberta, Canada, $1.1 million in restaurant impairment charges, $0.9 million foreign currency loss related to the Mexican peso denominated note receivable, and $0.4 million of expenses related to Hurricanes Harvey and Irma.
Depreciation and amortization decreased $1.5 million in the thirteen week period ended December 26, 2018 compared to the thirteen week period ended December 27, 2017 primarily consisting of a decrease of $3.3 million related to fully depreciated assets and restaurant closures, and $2.4 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions and other depreciation expenses. These decreases were partially offset by $4.2 million of additions for existing restaurants primarily related to the Chili’s remodels, $1.0 million related to the change of estimated useful lives of certain restaurant-level long-lived assets, and $0.5 million of new restaurants additions.
General and administrative decreased $0.2 million in the thirteen week period ended December 26, 2018 compared to the thirteen week period ended December 27, 2017 primarily consisting of a $0.2 million decrease in stock-based compensation expenses.
Twenty-Six Week Periods Ended December 26, 2018 compared to December 27, 2017
Chili’s Total revenues increased 3.0% to $1,324.1 million in the twenty-six week period ended December 26, 2018 from $1,286.0 million in the twenty-six week period ended December 27, 2017. Chili’s Operating income, as a percent of Total revenues, was 9.6% in the twenty-six week period ended December 26, 2018 compared to 8.6% in the twenty-six week period ended December 27, 2017, this increase was primarily driven by a decrease in Other gains and charges that included a net gain from the sale leaseback transactions during the twenty-six week period ended December 26, 2018, and lower impairment charges compared to the twenty-six week period ended December 27, 2017, partially offset by an increase in Company restaurant expenses, as a percentage of sales.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 2.3% in the twenty-six week period ended December 26, 2018 as compared to the twenty-six week period ended December 27, 2017 primarily consisting of 1.3% increase in wage expenses due to higher wage rates and employee health insurance expenses, 0.8% of higher rent expenses associated with the new operating leases entered into as part of the sale leaseback transactions,0.7% of unfavorable menu item mix, 0.4% net increase in advertising and marketing related expenses, 0.3% in higher supplies expenses, and 0.6% of other Company restaurant expenses. These were partially offset by 1.4% of sales leverage and 0.4% of increased menu pricing.
Other gains and charges for Chili’s during the twenty-six week period ended December 26, 2018 consist primarily of $17.7 million net gain from the sale leaseback transactions, gain on sale of assets of $0.8 million, and property damages, net of insurance recoveries primarily from a fire loss claim of $0.6 million, partially offset by $3.5 million charge related to restaurant closure expenses, $3.1 million restaurant remodel charges, and $1.0 million related to restaurant impairments. Other gains and charges during the twenty-six week period ended December 27, 2017 consists primarily of restaurant impairment charges and restaurant closure charges of $7.2 million and $3.8 million related to nine underperforming Chili’s restaurants located in Alberta, Canada, which closed in the second quarter of fiscal 2018.

Additionally, Other gains and charges during the twenty-six week period ended December 27, 2017 consists primarily of property damages, net of insurance recoveries of $4.7 million expenses related to Hurricanes Harvey and Irma, restaurant impairment charges of $1.1 million related to certain underperforming restaurants, restaurant closure charges of $0.9 million and foreign currency loss of $0.9 million related to the Mexican peso denominated note receivable.
Depreciation and amortization decreased $2.8 million in the twenty-six week period ended December 26, 2018 compared to the twenty-six week period ended December 27, 2017 primarily consisting of a decrease of $7.8 million related to fully depreciated assets and restaurant closures, $3.5 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions and $0.2 million in other favorable depreciation expenses. These decreases were partially offset by $6.0 million of additions for existing restaurants primarily related to the Chili’s remodels, $1.6 million related to the change of estimated useful lives of certain restaurant-level long-lived assets, and $1.1 million of new restaurants additions.
General and administrative decreased $1.0 million in the twenty-six week period ended December 26, 2018 compared to the twenty-six week period ended December 27, 2017 primarily consisting of a $1.0 million decrease in stock-based compensation expenses
Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 26, 2018	December 27, 2017		December 26, 2018	December 27, 2017
	ASC 606	Legacy GAAP		ASC 606	Legacy GAAP
Company sales	$120.9	$119.1	$1.8	208.9	208.4	0.5
Franchise fees and other revenues	7.5	7.2	0.3	11.5	11.4	0.1
Total revenues	128.4	126.3	2.1	220.4	219.8	0.6

Company restaurant expenses (1)	100.1	97.9	(2.2)	184.0	183.2	(0.8)
Depreciation and amortization	3.9	4.0	0.1	7.9	8.0	0.1
General and administrative	1.5	1.5	—	3.2	2.8	(0.4)
Other gains and charges	—	1.0	1.0	—	0.8	0.8
Total operating costs and expenses	105.5	104.4	(1.1)	195.1	194.8	(0.3)

Operating income	$22.9	$21.9	$1.0	25.3	25.0	0.3

(1)	Company restaurant expenses includes Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Periods Ended December 26, 2018 compared to December 27, 2017
Maggiano’s Total revenues increased 1.7% to $128.4 million in the thirteen week period ended December 26, 2018 from $126.3 million in the thirteen week period ended December 27, 2017. Maggiano’s operating income, as a percent of Total revenues, was 17.8% in the thirteen week period ended December 26, 2018 compared to 17.3% in the thirteen week period ended December 27, 2017, this increase was primarily driven by an increase in Company sales.
Company restaurant expenses, as a percentage of Company sales, increased 0.6%, for Maggiano’s in the thirteen week period ended December 26, 2018 as compared to the thirteen week period ended December 27, 2017 primarily consisting of a 0.4% increase in rent expenses, 0.3% increase in repairs and maintenance expenses, partially offset by 0.1% of net other favorable expenses primarily in restaurant labor and cost of goods sold.

Twenty-Six Week Periods Ended December 26, 2018 compared to December 27, 2017
Maggiano’s Total revenues increased 0.3% to $220.4 million in the twenty-six week period ended December 26, 2018 from $219.8 million in the twenty-six week period ended December 27, 2017. Maggiano’s operating income, as a percent of Total revenues, was 11.5% in the twenty-six week period ended December 26, 2018 compared to 11.4% in the twenty-six week period ended December 27, 2017, this increase was primarily consisting of an increase in Company sales. Total operating costs and expenses, as a percentage of Total revenues, were flat in the twenty-six week period ended December 26, 2018 compared to the twenty-six week period ended December 27, 2017.
Company restaurant expenses as a percentage of Company sales increased 0.2%, for Maggiano’s in the twenty-six week period ended December 26, 2018 as compared to the twenty-six week period ended December 27, 2017, primarily consisting of 0.3% increase in rent expenses, 0.3% increase in repairs and maintenance expenses, 0.2% increase in supplies, and 0.2% of other unfavorable Company restaurant expenses, partially offset by 0.4% of favorable menu item mix primarily in seafood, and 0.4% of favorable change in restaurant labor.

INCOME TAXES

	Thirteen Week Periods Ended			Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017	Change	December 26, 2018	December 27, 2017	Change
Effective income tax rate	8.6%	38.3%	(29.7)%	13.0%	37.4%	(24.4)%
The effective income tax rate in the thirteen and twenty-six week periods ended December 26, 2018 decreased to 8.6% and 13.0%, respectively, compared to 38.3% and 37.4% for the thirteen and twenty-six week periods ended December 27, 2017, respectively, primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our fiscal 2019 effective income tax rate is further lowered due to an increase in the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
The effective income tax rate for the thirteen and twenty-six week periods ended December 27, 2017 included the impact of the revaluation of the Company’s deferred tax accounts pursuant to the Tax Act, partially offset by the positive impact of lowering the federal statutory tax rate and lower profits.
During the twenty-six week period ended December 26, 2018, the tax gains related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, of $75.0 million were recognized for tax purposes when the transaction was completed. Also during the twenty-six week period ended December 26, 2018 we paid $67.1 million of the taxes, with a remaining $7.9 million included as a payable net within Income taxes receivable in the Consolidated Balance Sheets as of December 26, 2018. This liability is expected to be paid during the third quarter of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Net cash provided by operating activities	$56.2	$119.7
During the twenty-six week period ended December 26, 2018, net cash flow provided by operating activities decreased $63.5 million from the twenty-six week period ended December 27, 2017 primarily consisting of $67.1 million of tax payments related to the sale leaseback gain.

Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Cash flows from investing activities
Payments for property and equipment	$(78.7)	$(48.6)
Proceeds from sale of assets	1.2	0.3
Proceeds from note receivable	1.3	0.5
Insurance recoveries	1.4	1.0
Proceeds from sale leaseback transactions, net of related expenses	458.0	—
Net cash provided by (used in) investing activities	$383.2	$(46.8)
During the twenty-six week period ended December 26, 2018, net cash provided by investing activities increased $430.0 million from the twenty-six week period ended December 27, 2017 primarily consisting of $458.0 million net cash proceeds received from the sale leaseback transactions, which is net of $8.3 million of transaction related costs paid during the twenty-six week period ended December 26, 2018, partially offset by a $30.1 million increase of capital expenditures primarily related to the Chili’s remodel program and new corporate headquarters interior build-out, partially offset by a decrease in new restaurant construction.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended
	December 26, 2018	December 27, 2017
Cash flows from financing activities
Borrowings on revolving credit facility	$479.0	$320.0
Payments on revolving credit facility	(713.0)	(276.0)
Purchases of treasury stock	(167.6)	(71.8)
Payments on long-term debt	(3.7)	(5.1)
Payments of dividends	(31.6)	(35.4)
Proceeds from issuances of treasury stock	2.8	1.0
Net cash used in financing activities	$(434.1)	$(67.3)
During the twenty-six week period ended December 26, 2018, net cash used in financing activities increased $366.8 million from the twenty-six week period ended December 27, 2017 primarily consisting of $278.0 million of net repayment activity on the revolving credit facility and $95.8 million of additional share repurchases during the twenty-six week period ended December 26, 2018.
Net repayments of $234.0 million were made during the twenty-six week period ended December 26, 2018 on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions. As of December 26, 2018, $586.3 million was outstanding under the revolving credit facility. Subsequent to the end of the quarter, net borrowings of $10.0 million were drawn on the revolving credit facility.
Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.38%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.38%for a total of 3.89%. One month LIBOR at December 26, 2018 was approximately 2.51%. As of December 26, 2018, $413.7 million of credit was available under the revolving credit facility. We are currently in compliance with all financial covenants as of December 26, 2018.

In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the twenty-six week period ended December 26, 2018, we repurchased approximately 3.6 million shares of our common stock for $167.6 million. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
As of December 26, 2018, our credit rating by Standard and Poor’s (“S&P”) was BB+ with a stable outlook, and our Corporate Family Rating by Moody’s was Ba1 with a negative outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
During the twenty-six week period ended December 26, 2018 we paid dividends of $31.6 million to common stock shareholders, compared to $35.4 million in the twenty-six week period ended December 27, 2017. We also declared a quarterly dividend on October 29, 2018, that was paid subsequent to the second quarter of fiscal 2019, on December 27, 2018, in the amount of $0.38 per share. A dividend accrual of $14.2 million was included in Other accrued liabilities in our Consolidated Balance Sheets as of December 26, 2018 related to this dividend. Subsequent to the end of second quarter of fiscal 2019, on January 28, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on March 28, 2019 to shareholders of record as of March 8, 2019.
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

RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Part I, Item 1, Note 14 - Effect of New Accounting Standards of this Form 10-Q report.

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
Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended December 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Information and statements contained in this Form 10-Q, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “plans,” “intends,” “projects,” “continues” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. These risks and uncertainties are, in many instances, beyond our control. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
The forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2018, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the impact of mergers, acquisitions, divestitures and other strategic transactions, the Company’s ability to meet its business strategy plan, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics, and tax reform.
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

ITEM 1A. RISK FACTORS
In addition to the other information in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2018, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
During the thirteen week period ended December 26, 2018, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended December 26, 2018, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
September 27, 2018 through October 31, 2018	0.2	$46.32	0.2	$259.8
November 1, 2018 through November 28, 2018	1.3	$47.89	1.3	$197.8
November 29, 2018 through December 26, 2018	—	$50.91	—	$197.8
Total	1.5	$47.71	1.5

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 26, 2018, 1.4 thousand shares were tendered by team members at an average price of $47.82.

(2)	The final amount shown is as of December 26, 2018.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).
31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a).
32(a)
Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)
Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to annual report on Form 10-K for year ended June 27, 2018 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: February 1, 2019	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: February 1, 2019	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)