Form 10-Q
period 2019-03-27
BRINKER INTERNATIONAL INC
filed 2019-05-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2019
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE		75-1914582
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3000 OLYMPUS BLVD, DALLAS, TEXAS		75019
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol(s)	Name of exchange on which registered	Outstanding at April 29, 2019
Common Stock, $0.10 par value	EAT	New York Stock Exchange	37.5 million shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 27, 2019	June 27, 2018
ASSETS
Current assets
Cash and cash equivalents	$12.2	$10.9
Accounts receivable, net	55.9	53.7
Inventories	24.0	24.2
Restaurant supplies	46.9	46.7
Prepaid expenses	23.4	20.8
Income taxes receivable	6.2	—
Total current assets	168.6	156.3
Property and equipment, at cost
Land	37.4	154.0
Buildings and leasehold improvements	1,460.0	1,673.3
Furniture and equipment	730.7	722.0
Construction-in-progress	26.1	22.1
	2,254.2	2,571.4
Less accumulated depreciation and amortization	(1,495.6)	(1,632.5)
Net property and equipment	758.6	938.9
Other assets
Goodwill	163.8	163.8
Deferred income taxes, net	119.8	33.6
Intangibles, net	22.7	24.0
Other	30.6	30.7
Total other assets	336.9	252.1
Total assets	$1,264.1	$1,347.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$7.9	$7.1
Accounts payable	108.3	104.7
Gift card liability	109.6	119.1
Accrued payroll	83.0	74.5
Other accrued liabilities	144.7	127.2
Income taxes payable	—	1.7
Total current liabilities	453.5	434.3
Long-term debt, less current installments	1,219.3	1,499.6
Deferred gain on sale leaseback transactions	250.7	—
Other liabilities	154.8	131.7
Commitments and contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 176.2 million shares issued and 37.5 million shares outstanding at March 27, 2019, and 176.2 million shares issued and 40.8 million shares outstanding at June 27, 2018)	17.6	17.6
Additional paid-in capital	519.1	511.6
Accumulated other comprehensive loss	(5.9)	(5.8)
Retained earnings	2,739.1	2,683.0
	3,269.9	3,206.4
Less treasury stock, at cost (138.7 million shares at March 27, 2019, and 135.4 million shares at June 27, 2018)	(4,084.1)	(3,924.7)
Total shareholders’ deficit	(814.2)	(718.3)
Total liabilities and shareholders’ deficit	$1,264.1	$1,347.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	March 27, 2019	March 28, 2018
Revenues
Company sales	$811.6	$790.5	$2,301.4	$2,250.1
Franchise and other revenues (Note 2)	27.7	22.0	82.4	68.2
Total revenues	839.3	812.5	2,383.8	2,318.3
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	216.7	207.3	609.5	587.8
Restaurant labor	274.0	265.4	791.1	766.9
Restaurant expenses (Note 2)	204.7	190.2	609.4	566.9
Company restaurant expenses	695.4	662.9	2,010.0	1,921.6
Depreciation and amortization	36.4	37.5	109.5	113.7
General and administrative	40.8	36.7	110.0	102.1
Other (gains) and charges	(3.5)	2.7	(12.4)	25.2
Total operating costs and expenses	769.1	739.8	2,217.1	2,162.6
Operating income	70.2	72.7	166.7	155.7
Interest expense	15.3	14.6	46.3	42.8
Other (income), net	(0.6)	(0.8)	(2.2)	(2.3)
Income before provision for income taxes	55.5	58.9	122.6	115.2
Provision for income taxes	5.7	12.0	14.4	33.1
Net income	$49.8	$46.9	$108.2	$82.1

Basic net income per share	$1.33	$1.03	$2.80	$1.76

Diluted net income per share	$1.31	$1.02	$2.75	$1.74

Basic weighted average shares outstanding	37.5	45.4	38.6	46.7

Diluted weighted average shares outstanding	38.1	46.0	39.3	47.2

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.2	$(0.2)	$(0.1)	$0.6
Other comprehensive income (loss)	0.2	(0.2)	(0.1)	0.6
Comprehensive income	$50.0	$46.7	$108.1	$82.7

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Cash flows from operating activities
Net income	$108.2	$82.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	109.5	113.7
Stock-based compensation	13.0	11.0
Restructure charges and other impairments	14.4	16.1
Net (gain) loss on disposal of assets	(27.6)	1.4
Undistributed loss on equity investments	—	0.3
Other	2.1	2.4
Changes in assets and liabilities:
Accounts receivable, net	4.1	2.7
Inventories	0.2	(0.1)
Restaurant supplies	(0.3)	(1.1)
Prepaid expenses	(1.3)	3.9
Deferred income taxes, net	(83.8)	7.8
Other assets	(0.5)	(0.1)
Accounts payable	4.2	0.3
Gift card liability	(1.3)	0.2
Accrued payroll	8.5	5.7
Other accrued liabilities	2.6	6.7
Current income taxes	1.1	(11.0)
Other liabilities	(2.5)	(4.3)
Net cash provided by operating activities	150.6	237.7
Cash flows from investing activities
Payments for property and equipment	(128.0)	(69.5)
Payments for franchise restaurant acquisitions	(1.3)	—
Proceeds from sale of assets	1.4	14.8
Proceeds from note receivable	2.0	1.2
Insurance recoveries	1.4	1.7
Proceeds from sale leaseback transactions, net of related expenses	468.8	—
Net cash provided by (used in) investing activities	344.3	(51.8)
Cash flows from financing activities
Borrowings on revolving credit facility	626.0	524.0
Payments on revolving credit facility	(903.0)	(484.0)
Purchases of treasury stock	(167.7)	(162.0)
Payments of dividends	(46.0)	(53.1)
Payments on long-term debt	(5.7)	(7.8)
Proceeds from issuances of treasury stock	2.8	1.3
Net cash used in financing activities	(493.6)	(181.6)
Net change in cash and cash equivalents	1.3	4.3
Cash and cash equivalents at beginning of period	10.9	9.1
Cash and cash equivalents at end of period	$12.2	$13.4

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us” and “our” in this Form 10-Q are references to Brinker International, Inc., its subsidiaries, and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements as of March 27, 2019 and June 27, 2018, and for the thirteen and thirty-nine week periods ended March 27, 2019 and March 28, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 27, 2019, we owned, operated or franchised 1,676 restaurants, consisting of 997 company-owned restaurants and 679 franchised restaurants, located in the United States, 29 countries and two United States territories.
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
The foreign currency translation adjustment included in Comprehensive income in the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating the financial statements of our Canadian restaurants and our Mexican joint venture (prior to divestiture in the second quarter of fiscal 2018, see Note 10 - Fair Value Measurements for more details) from their respective functional currencies to U.S. dollars. This amount is not included in Net income and would only be realized upon disposition of the businesses. The Accumulated other comprehensive loss (“AOCL”) is presented in the Consolidated Balance Sheets.
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
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued ASU 2017-04, this update eliminates step two of the goodwill impairment analysis. Companies will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, they will measure impairment as the difference between the carrying amount and the fair value of the reporting unit. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed with measurement dates after January 1, 2017. We elected to early adopt this guidance as of September 27, 2018. The guidance was adopted prospectively. The adoption of this guidance did not have an impact on our Consolidated Financial Statements. Refer to Note 10 - Fair Value Measurements for disclosure about goodwill.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - In August 2018, the FASB issued ASU 2018-15, this update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We elected to early adopt this guidance during the third quarter of fiscal 2019, using a prospective approach. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
The impact of additional accounting standards updates that have not yet been adopted can be found at Note 14 - Effect of New Accounting Standards.

2. REVENUE RECOGNITION
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the third quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP.
Significant Accounting Policy
Revenues are presented in Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income. Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include royalties, advertising fees (effective in the first quarter of fiscal 2019), gift card breakage, Maggiano’s banquet service charge income, digital entertainment revenues, gift card equalization, gift card discount costs from third-party gift card sales, franchise and development fees, delivery fee income, merchandise income and retail royalty revenues.
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
Advertising Fees - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. The adoption of ASC 606 did not impact the timing of revenue recognition of the advertising fees received; however, effective in the first quarter of fiscal 2019, advertising fees are now presented on a gross basis within Franchise and other revenues. Under Legacy GAAP, the advertising funds received from franchisees were considered a reimbursement of advertising expenses and were presented on a net basis as a reduction to advertising expenses in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
Initial Development and Franchise Fees - We receive development fees from franchisees for territory development arrangements and franchise fees for a new restaurant opening. Under ASC 606, the performance obligation related to these arrangements will be collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets. Under Legacy GAAP, development fees were recognized as income upon the execution of the agreement, when development rights were conveyed to the franchisee. Franchise fees were recognized as income when the obligations under the franchise agreement were satisfied, generally upon the opening of the new franchise restaurant.
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability account in the Consolidated Balance Sheets accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program to cardholders.
Additionally, proceeds from the sale of gift cards will continue to be recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Gift Card Discount Costs - Our gift cards are sold through various outlets such as in-store, Chili’s and Maggiano’s websites, directly to other businesses, and through third-party distributors that sell our gift cards at various retail locations. We incur incremental direct costs related to gift card sales, such as commissions and activation fees, for gift cards sold by third-party businesses and distributors. These initial direct costs are deferred and amortized against revenues proportionate to the pattern of related gift card redemption.
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

Disaggregation of Total Revenues
The following tables disaggregate revenues by operating segment and major source:

	Thirteen Week Period Ended March 27, 2019
	Chili’s	Maggiano’s	Total
Company sales	$709.8	$101.8	$811.6
Royalties	13.4	0.1	13.5
Franchise fees and other revenues	9.5	4.7	14.2
Total revenues	$732.7	$106.6	$839.3

	Thirty-Nine Week Period Ended March 27, 2019
	Chili’s	Maggiano’s	Total
Company sales	$1,990.7	$310.7	$2,301.4
Royalties	39.5	0.1	39.6
Franchise fees and other revenues	26.6	16.2	42.8
Total revenues	$2,056.8	$327.0	$2,383.8

Franchise fees and other revenues primarily include advertising fees, gift card breakage income, Maggiano’s banquet service charge income, digital entertainment revenues, initial development and franchise fees from franchisees, delivery fee income, gift card discount costs from third-party gift card sales, and other revenues.
Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. A summary of significant changes to the related deferred balance during the thirty-nine week period ended March 27, 2019 is presented below, along with the revenues to be recognized in the subsequent periods.

Deferred Development and Franchise Fees
Balance at June 27, 2018	$—
Cumulative effect adjustment from adoption of ASC 606	18.1
Additions	0.5
Amount recognized to Franchise and other revenues	(2.2)
Balance at March 27, 2019	$16.4

Fiscal Year	Development and Franchise Fees Revenue Recognition
Remainder of 2019	$0.4
2020	1.4
2021	1.4
2022	1.3
2023	1.3
Thereafter	10.6
$16.4

The development and franchise fees that will be recognized in future years are based on active contracts with franchisees. These amounts represent the amount that will be recognized pursuant to the satisfaction of the contractual performance obligations of the current agreements. These amounts are based on active contracts and any modifications or terminations of these contracts may affect the timing of the recognition. We also expect to have future year royalties and advertising fees related to our franchise contracts, however under ASC 606, these future year revenues are not yet determinable due to unsatisfied performance obligations based upon a sales-based royalty.
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

(3)
Other liabilities $16.6 million and Other accrued liabilities $1.5 million adjustments relate to the deferral of previously recognized franchise and development fees received from franchisees, with a corresponding $4.5 million increase in Deferred income taxes, net, and a $13.6 million increase to Shareholders’ deficit at June 28, 2018.

Comparison of Fiscal 2019 Periods if Legacy GAAP Had Been in Effect
The following tables reflect the impact to our Condensed Consolidated Statement of Income for the thirteen and thirty-nine week periods ended March 27, 2019, Cash flows from operating activities for the thirty-nine week period ended March 27, 2019, and Condensed Consolidated Balance Sheet at March 27, 2019 as if the Legacy GAAP was still in effect.
The adjustments presented below in the Condensed Consolidated Statement of Income include under ASC 606, advertising fees now presented on a gross basis as a component of Franchise and other revenues. Under Legacy GAAP, the advertising fees were recorded as a reduction to advertising expenses within Restaurant expenses in the Consolidated Statements of Comprehensive Income. Additionally, the recognition timing change for franchise related fees and gift card breakage is included within Franchise and other revenues.
The adjustments presented below in the Condensed Consolidated Balance Sheet relate to the cumulative effect impact described above in the “Financial Statement Impact of Transition to ASC 606” section, as well as the impact from the change in the gift card breakage, deferred development and franchise fees, and corresponding deferred tax and retained earnings balances as of March 27, 2019.
Condensed Consolidated Statement of Income (Unaudited)

	Thirteen Week Period Ended March 27, 2019			Thirty-Nine Week Period Ended March 27, 2019
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Revenues
Company sales	$811.6	$—	$811.6	$2,301.4	$—	$2,301.4
Franchise and other revenues	27.7	(6.9)	20.8	82.4	(17.7)	64.7
Total revenues	839.3	(6.9)	832.4	2,383.8	(17.7)	2,366.1
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	216.7	—	216.7	609.5	—	609.5
Restaurant labor	274.0	—	274.0	791.1	—	791.1
Restaurant expenses	204.7	(5.5)	199.2	609.4	(15.8)	593.6
Company restaurant expenses	695.4	(5.5)	689.9	2,010.0	(15.8)	1,994.2
Depreciation and amortization	36.4	—	36.4	109.5	—	109.5
General and administrative	40.8	—	40.8	110.0	—	110.0
Other (gains) and charges	(3.5)	—	(3.5)	(12.4)	—	(12.4)
Total operating costs and expenses	769.1	(5.5)	763.6	2,217.1	(15.8)	2,201.3
Operating income	70.2	(1.4)	68.8	166.7	(1.9)	164.8
Interest expense	15.3	—	15.3	46.3	—	46.3
Other (income), net	(0.6)	—	(0.6)	(2.2)	—	(2.2)
Income before provision for income taxes	55.5	(1.4)	54.1	122.6	(1.9)	120.7
Provision for income taxes	5.7	(0.3)	5.4	14.4	(0.5)	13.9
Net income	$49.8	$(1.1)	$48.7	$108.2	$(1.4)	$106.8

Basic net income per share	$1.33	$(0.03)	$1.30	$2.80	$(0.03)	$2.77

Diluted net income per share	$1.31	$(0.03)	$1.28	$2.75	$(0.03)	$2.72

Cash flows from operating activities (Unaudited)

	Thirty-Nine Week Period Ended March 27, 2019
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
Net income	$108.2	$(1.4)	$106.8
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	109.5	—	109.5
Stock-based compensation	13.0	—	13.0
Restructure charges and other impairments	14.4	—	14.4
Net (gain) loss on disposal of assets	(27.6)	—	(27.6)
Other	2.1	—	2.1
Changes in assets and liabilities:
Accounts receivable, net	4.1	—	4.1
Inventories	0.2	—	0.2
Restaurant supplies	(0.3)	—	(0.3)
Prepaid expenses	(1.3)	—	(1.3)
Deferred income taxes, net	(83.8)	(0.5)	(84.3)
Other assets	(0.5)	—	(0.5)
Accounts payable	4.2	—	4.2
Gift card liability	(1.3)	0.2	(1.1)
Accrued payroll	8.5	—	8.5
Other accrued liabilities	2.6	0.1	2.7
Current income taxes	1.1	—	1.1
Other liabilities	(2.5)	1.6	(0.9)
Net cash provided by operating activities	$150.6	$—	$150.6

Condensed Consolidated Balance Sheet (Unaudited)

	March 27, 2019
	As Reported ASC 606 Amounts	Adjustments	Legacy GAAP Amounts
ASSETS
Current assets
Total current assets	$168.6	$—	$168.6
Property and equipment, at cost
Net property and equipment	758.6	—	758.6
Other assets
Goodwill	163.8	—	163.8
Deferred income taxes, net	119.8	(2.0)	117.8
Intangibles, net	22.7	—	22.7
Other	30.6	—	30.6
Total other assets	336.9	(2.0)	334.9
Total assets	$1,264.1	$(2.0)	$1,262.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current installments of long-term debt	$7.9	$—	$7.9
Accounts payable	108.3	—	108.3
Gift card liability	109.6	8.4	118.0
Accrued payroll	83.0	—	83.0
Other accrued liabilities	144.7	(1.4)	143.3
Total current liabilities	453.5	7.0	460.5
Long-term debt, less current installments	1,219.3	—	1,219.3
Deferred gain on sale leaseback transactions	250.7	—	250.7
Other liabilities	154.8	(15.0)	139.8
Shareholders’ deficit
Common stock	17.6	—	17.6
Additional paid-in capital	519.1	—	519.1
Accumulated other comprehensive loss	(5.9)	—	(5.9)
Retained earnings	2,739.1	6.0	2,745.1
Less treasury stock, at cost	(4,084.1)	—	(4,084.1)
Total shareholders’ deficit	(814.2)	6.0	(808.2)
Total liabilities and shareholders’ deficit	$1,264.1	$(2.0)	$1,262.1

3. SALE LEASEBACK TRANSACTIONS
Restaurant Properties Sale Leaseback Transactions
In the thirteen week period ended March 27, 2019, we completed sale leaseback transactions of four restaurant properties sold for aggregate consideration of $11.1 million. The balances attributable to the restaurant assets sold include Land of $3.9 million, Buildings and leasehold improvements of $6.7 million, certain fixtures included in Furniture and equipment of $0.2 million, and Accumulated Depreciation of $3.1 million. The total gain was $3.4 million.
During the thirty-nine week period ended March 27, 2019, we have completed total sale leaseback transactions of 149 restaurant properties sold for aggregate consideration of $477.4 million. The balances attributable to the restaurant assets sold include Land of $110.4 million, Buildings and leasehold improvements of $231.1 million, certain fixtures included in Furniture and equipment of $9.8 million, and Accumulated Depreciation of $172.7 million. The total gain was $298.8 million and the net proceeds from these sale leaseback transactions have been used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases are for 15 years, plus renewal options at our discretion, which contain scheduled rent increases. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases are being recognized on a straight-line basis over the lease terms. As of March 27, 2019, $2.0 million of straight-line rent accrual has been recorded for these operating leases in Other liabilities in the Consolidated Balance Sheets.
Gain and Deferred Gain Recognition
We recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen and thirty-nine week periods ended March 27, 2019, $4.7 million and $29.4 million of the gain was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income, respectively. The remaining balance of the deferred gain of $269.4 million as of March 27, 2019 was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets.
Corporate Headquarters Relocation
During the third quarter of fiscal 2018, we sold the owned portion of our corporate headquarters property for net proceeds of $13.7 million which was deferred in Other accrued liabilities in the Consolidated Balance Sheets until the third quarter of fiscal 2019 when we moved to our new corporate headquarters location, and fully relinquished possession of the sold property and terminated our involvement. As such, during the thirteen week period ended March 27, 2019 we recognized the sale, removed the balances attributable to the previous corporate headquarters assets sold that included Land of $5.9 million, Buildings and leasehold improvements of $10.6 million, Furniture and equipment of $0.7 million, and Accumulated Depreciation of $9.3 million, and recorded the related net gain of $5.8 million to Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Please see Note 6 - Other Gains and Charges for further details, including accelerated depreciation recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income related to the sold property.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	March 27, 2019	March 28, 2018
Basic weighted average shares outstanding	37.5	45.4	38.6	46.7
Dilutive stock options	0.1	0.1	0.2	0.1
Dilutive restricted shares	0.5	0.5	0.5	0.4
	0.6	0.6	0.7	0.5
Diluted weighted average shares outstanding	38.1	46.0	39.3	47.2

Awards excluded due to anti-dilutive effect on diluted net income per share	0.8	1.0	0.9	1.3

5. INCOME TAXES

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	March 27, 2019	March 28, 2018
Effective income tax rate	10.3%	20.4%	11.7%	28.7%

Fiscal 2019
The effective income tax rate in the thirteen and thirty-nine week periods ended March 27, 2019 compared to the thirteen and thirty-nine week periods ended March 28, 2018 decreased 10.1% and 17.0% respectively, primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. Our fiscal 2019 effective income tax rate is further lowered due to the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
During the thirty-nine week period ended March 27, 2019, the gains related to the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, resulted in tax expenses of $76.0 million when the transactions were completed. Also during the thirty-nine week period ended March 27, 2019, we paid $75.0 million of the taxes, with a remaining $1.0 million included as a payable net within Income taxes receivable in the Consolidated Balance Sheets as of March 27, 2019. This liability is expected to be paid during the fourth quarter of fiscal 2019.
Fiscal 2018
The thirteen and thirty-nine week periods ended March 28, 2018 consider the Tax Act that was enacted prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the third quarter of fiscal 2018. Our federal statutory tax rate for fiscal 2018 was 28.1% representing a blended tax rate for fiscal 2018 based on the number of days in fiscal 2018 before and after the effective date. In accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the provision for income taxes. The Company’s deferred tax position was a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to our net deferred tax balance of $8.4 million with a corresponding increase to the provision for income taxes in the thirteen and thirty-nine week periods ended March 28, 2018.

6. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	March 27, 2019	March 28, 2018
(Gain) on sale of assets, net	$(6.0)	$—	$(6.8)	$(0.3)
Sale leaseback (gain), net of transaction charges	(4.3)	—	(22.0)	—
Foreign currency transaction (gain)	(0.5)	(1.0)	(0.6)	(0.1)
Corporate headquarters relocation charges	5.2	—	5.2	—
Remodel-related costs	1.7	—	4.8	—
Restaurant closure charges	0.2	2.8	4.0	7.3
Property damages, net of (insurance recoveries)	0.1	0.3	(0.5)	5.4
Restaurant impairment charges	—	—	1.0	9.2
Accelerated depreciation	—	0.5	1.0	1.5
Cyber security incident charges	—	—	0.4	—
Lease guarantee charges	—	0.5	—	1.9
Other	0.1	(0.4)	1.1	0.3
Total	$(3.5)	$2.7	$(12.4)	$25.2

Fiscal 2019

•
(Gain) on sale of assets, net during the thirteen and thirty-nine week periods ended March 27, 2019 primarily includes $5.8 million for the net gain recognized on the sale of the owned portion of our previous corporate headquarters building, and additionally included in the thirty-nine week period ended March 27, 2019 is $0.8 million of gain recognized on the sale of land in Scottsdale, AZ and Pensacola, FL.

•
Sale leaseback (gain), net of transaction charges during the thirteen and thirty-nine week periods ended March 27, 2019 includes gains of $4.7 million and $29.4 million, respectively, associated with the transactions, less transaction costs incurred of $0.4 million and $7.4 million, respectively, related to professional services, legal and accounting fees. Please see Note 3 - Sale Leaseback Transactions for further details on this transaction.

•
Foreign currency transaction (gain) during the thirteen and thirty-nine week periods ended March 27, 2019 includes gains of $0.5 million and $0.6 million, respectively, resulting from the change in value of the Mexican peso as compared to that of the U.S. dollar on our Mexican peso denominated note receivable that we received as consideration from the sale of our equity interest in our Mexico joint venture during the second quarter of fiscal 2018.

•
Corporate headquarters relocation charges during the thirteen week period ended March 27, 2019 of $5.2 million includes lease reserve and other closure costs associated with the leased portion of our previous corporate headquarters location, in addition to moving and certain readiness costs of transition to the new corporate headquarters location during the third quarter of fiscal 2019.

•
Remodel-related costs during the thirteen and thirty-nine week periods ended March 27, 2019 totaling $1.7 million and $4.8 million, respectively, were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Restaurant closure charges during the thirteen and thirty-nine week periods ended March 27, 2019 includes $0.2 million and $4.0 million, respectively, which were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•	Restaurant impairment charges during the thirty-nine week period ended March 27, 2019 includes $1.0 million primarily related to the long-lived assets of two underperforming Chili’s restaurants.

•
Accelerated depreciation during the thirty-nine week period ended March 27, 2019 includes $1.0 million of depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed during the third quarter of fiscal 2019.

•
Property damages, net of (insurance recoveries) during the thirteen week period ended March 27, 2019 primarily includes $0.1 million of expenses incurred associated with storm damages at certain restaurant locations. Property damages, net of (insurance recoveries) during the thirty-nine week period ended March 27, 2019 includes $0.5 million of insurance proceeds received related to a previously filed fire claim, partially offset by expenses incurred associated with storm damages at certain restaurant locations.

•
Cyber security incident charges during the thirty-nine week period ended March 27, 2019 of $0.4 million was recorded related to professional services associated with our response to the incident. We first reported the incident during the fourth quarter of fiscal 2018. For further details refer to Note 13 - Commitments and Contingencies.

Fiscal 2018
Restaurant closure charges during the thirteen week period ended March 28, 2018 were $2.8 million which included $1.7 million related to lease termination expenses of a previously divested brand, and $1.1 million primarily due to landlord rejections of previously identified sublease tenants related to Chili’s restaurants in Alberta, Canada closed during the second quarter of fiscal 2018. Restaurant closure charges of $7.3 million recorded during the thirty-nine week period ended March 28, 2018 additionally included $4.3 million of lease termination charges and other expenses associated with nine Alberta, Canada Chili’s restaurants closed during the second quarter of fiscal 2018. Alberta has an oil dependent economy and experienced an economic recession in recent years related to lower oil production. The slower economy negatively affected traffic at the restaurants. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return.
Restaurant impairment charges of $9.2 million recorded thirty-nine week period ended March 28, 2018 includes $7.2 million related to the Canada closures long-lived assets and reacquired franchise rights, and $2.0 million related to the long-lived assets of certain underperforming Maggiano’s and Chili’s restaurants that will continue to operate.
We recorded Lease guarantee charges of $0.5 million and $1.9 million in the thirteen and thirty-nine week periods ended March 28, 2018, respectively, related to Macaroni Grill leases under which we were secondarily liable. For additional information on lease guarantees, see Note 13 - Contingencies.
Accelerated depreciation of $0.5 million and $1.5 million was recorded during the thirteen and thirty-nine week periods ended March 28, 2018, respectively, primarily related to depreciation on certain leasehold improvements at the former corporate headquarters property. We relocated the corporate headquarters in the third quarter of fiscal 2019.
Property damages, net of (insurance recoveries) during the thirteen week period ended March 28, 2018, included property damage insurance proceeds of $0.5 million related to natural flooding in Louisiana that are recorded within Other (gains) and charges in the Consolidated Statements of Comprehensive Income, partially offset by hurricane costs described below. Additionally, during the thirteen week period ended March 28, 2018, we received business interruption funds of $0.4 million related to the Louisiana flooding from insurers that are recorded within Restaurant expenses in the Consolidated Statements of Comprehensive Income. Additionally, Property damages, net of (insurance recoveries) recorded to Other (gains) and charges during the thirty-nine week period ended March 28, 2018 of $5.4 million also included incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage. Our restaurants were closed in the areas affected by these disasters and our team members were unable to work. Payments were made to assist our team members during these crises and to promote retention. Although we carry insurance coverage for these types of natural disasters, Hurricane Irma damage was below insurance claim deductible limits, and we did not receive any insurance proceeds related to this storm. Also included in the thirty-nine week period ended March 28, 2018 are insurance proceeds related to certain Hurricane Harvey property damages of $1.0 million, mostly offset by the long-lived asset write-off, resulting in the net amount of $0.1 million.

During the second quarter of fiscal 2018, we sold our equity interest in our Mexico joint venture to the franchise partner in the joint venture, CMR, S.A.B. de C.V. for $18.0 million. We recorded a gain of $0.2 million within (Gain) on sale of assets, net which included the recognition of prior period foreign currency translation losses reclassified from AOCL. Please see Note 11 - Shareholders’ Deficit for further details. We received a note as consideration to be paid in 72 equal installments, with one installment payment made at closing and the other payments to be made over 71 months pursuant to the note. The note is denominated in pesos and is re-measured at the end of each period resulting in a gain or loss from foreign currency exchange rate changes. Foreign currency transaction gains of $1.0 million and $0.1 million for the thirteen and thirty-nine week periods ended March 28, 2018, respectively, were recorded because the value of the Mexican peso increased as compared to the U.S. dollar during the respective periods.

7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise business. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include advertising fees (effective in the first quarter of fiscal 2019), gift card breakage, Maggiano’s banquet service charge income, digital entertainment revenues, gift card equalization, gift card discount costs from third-party gift card sales, franchise and development fees, delivery fee income, merchandise income and retail royalty revenues. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.
Effective in the first quarter of fiscal 2019, we transitioned to ASC 606, from the previous Legacy GAAP guidance. Our Consolidated Financial Statements for the third quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please see Note 2 - Revenue Recognition for more details on the adoption of ASC 606.

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

	Thirteen Week Period Ended March 27, 2019
	ASC 606
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$709.8	$101.8	$—	$811.6
Royalties	13.4	0.1	—	13.5
Franchise fees and other revenues	9.5	4.7	—	14.2
Total revenues	732.7	106.6	—	839.3

Company restaurant expenses(1)	604.1	91.2	0.1	695.4
Depreciation and amortization	29.8	3.9	2.7	36.4
General and administrative	10.5	1.3	29.0	40.8
Other gains and charges	(3.0)	—	(0.5)	(3.5)
Total operating costs and expenses	641.4	96.4	31.3	769.1

Operating income (loss)	91.3	10.2	(31.3)	70.2
Interest expense	0.6	—	14.7	15.3
Other, net	—	—	(0.6)	(0.6)
Income (loss) before provision for income taxes	$90.7	$10.2	$(45.4)	$55.5

	Thirteen Week Period Ended March 28, 2018
	Legacy GAAP
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$688.9	$101.6	$—	$790.5
Franchise and other revenues	17.2	4.8	—	22.0
Total revenues	706.1	106.4	—	812.5

Company restaurant expenses(1)	572.9	89.9	0.1	662.9
Depreciation and amortization	31.0	3.9	2.6	37.5
General and administrative	10.6	1.5	24.6	36.7
Other gains and charges	(0.1)	—	2.8	2.7
Total operating costs and expenses	614.4	95.3	30.1	739.8

Operating income (loss)	91.7	11.1	(30.1)	72.7
Interest expense	—	—	14.6	14.6
Other, net	—	—	(0.8)	(0.8)
Income (loss) before provision for income taxes	$91.7	$11.1	$(43.9)	$58.9

	Thirty-Nine Week Period Ended March 27, 2019
	ASC 606
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,990.7	$310.7	$—	$2,301.4
Royalties	39.5	0.1	—	39.6
Franchise fees and other revenues	26.6	16.2	—	42.8
Total revenues	2,056.8	327.0	—	2,383.8

Company restaurant expenses (1)	1,734.3	275.2	0.5	2,010.0
Depreciation and amortization	89.8	11.8	7.9	109.5
General and administrative	28.4	4.5	77.1	110.0
Other gains and charges (2)	(13.9)	—	1.5	(12.4)
Total operating costs and expenses	1,838.6	291.5	87.0	2,217.1

Operating income (loss)	218.2	35.5	(87.0)	166.7
Interest expense	2.3	0.2	43.8	46.3
Other, net	—	—	(2.2)	(2.2)
Income (loss) before provision for income taxes	$215.9	$35.3	$(128.6)	$122.6

Segment assets (2)	$1,052.4	$154.8	$56.9	$1,264.1
Segment goodwill	$125.4	$38.4	$—	$163.8
Payments for property and equipment	$96.1	$8.1	$23.8	$128.0

	Thirty-Nine Week Period Ended March 28, 2018
	Legacy GAAP
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,940.1	$310.0	$—	$2,250.1
Franchise and other revenues	52.0	16.2	—	68.2
Total revenues	1,992.1	326.2	—	2,318.3

Company restaurant expenses(1)	1,648.2	273.1	0.3	1,921.6
Depreciation and amortization	93.8	11.9	8.0	113.7
General and administrative	29.5	4.3	68.3	102.1
Other gains and charges	17.9	0.8	6.5	25.2
Total operating costs and expenses	1,789.4	290.1	83.1	2,162.6

Operating income (loss)	202.7	36.1	(83.1)	155.7
Interest expense	—	—	42.8	42.8
Other, net	—	—	(2.3)	(2.3)
Income (loss) before provision for income taxes	$202.7	$36.1	$(123.6)	$115.2

Payments for property and equipment	$58.6	$5.6	$5.3	$69.5

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses including advertising expenses. With the adoption of ASC 606, for the thirteen and thirty-nine week periods ended March 27, 2019, advertising contributions received from Chili’s franchisees are recorded as Franchise fees and other revenues within Total revenues, which differs from the thirteen and thirty-nine week periods ended

March 28, 2018 that includes Chili’s franchise advertising contributions recorded on a net basis within Company restaurant expenses.

(2)
During the thirty-nine week period ended March 27, 2019 we completed sale leaseback transactions of 149 company-owned Chili’s restaurant properties. As part of this transaction, we sold the related restaurant fixed assets, net of accumulated depreciation, totaling $178.6 million. Additionally, Chili’s recognized $22.0 million of gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Please see Note 3 - Sale Leaseback Transactions for further details.

8. DEBT
Long-term debt consists of the following:

	March 27, 2019	June 27, 2018
Revolving credit facility	$543.3	$820.3
5.00% notes	350.0	350.0
3.88% notes	300.0	300.0
Capital lease obligations	39.7	43.0
Total long-term debt	1,233.0	1,513.3
Less unamortized debt issuance costs and discounts	(5.8)	(6.6)
Total long-term debt less unamortized debt issuance costs and discounts	1,227.2	1,506.7
Less current installment portion of long term debt	(7.9)	(7.1)
	$1,219.3	$1,499.6

Revolving Credit Facility
During the thirty-nine week period ended March 27, 2019, net repayments of $277.0 million were made on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions, partially offset by share repurchases. As of March 27, 2019, $456.7 million of credit was available under the revolving credit facility.
Under the amended $1.0 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.70%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.38% for a total of 3.88%. One month LIBOR at March 27, 2019 was approximately 2.50%.
5.00% Notes
In September 2016, we completed the private offering of $350.0 million of our 5.00% senior notes due October 2024 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the $1.0 billion revolving credit facility. The notes require semi-annual interest payments which began on April 1, 2017.
3.88% Notes
In May 2013, we issued $300.0 million of 3.88% notes due in May 2023. The notes require semi-annual interest payments which began in the second quarter of fiscal 2014.

Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of March 27, 2019, we are in compliance with all financial covenants.

9. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	March 27, 2019	June 27, 2018
Deferred liabilities and sale leaseback gains (1)	$18.7	$15.5
Property tax	13.9	17.4
Insurance	18.5	17.8
Dividends	14.8	16.3
Sales tax	17.0	14.2
Interest	14.8	7.8
Straight-line rent (2)	5.0	5.2
Landlord contributions	2.7	2.7
Deferred franchise and development fees (3)	1.4	—
Cyber security incident (4)	2.2	1.4
Other (5)	35.7	28.9
	$144.7	$127.2

(1)
Deferred liabilities and sale leaseback gains at March 27, 2019 relates to $18.7 million for the current portion of the deferred gain related to the sale leaseback transactions executed during the thirty-nine week period ended March 27, 2019. As of June 27, 2018, deferred proceeds of $13.7 million was included that related to the sale of our previous corporate headquarters location was recognized during the third quarter of fiscal 2019. Please see Note 3 - Sale Leaseback Transactions and Note 6 - Other Gains and Charges for further details.

(2)
Straight-line rent includes the current portion of the straight-line rent of operating leases. During the thirteen week periods ended March 27, 2019 and March 28, 2018, zero and $0.2 million of credit related to straight-line rent expenses were recognized into Restaurant expenses in the Consolidated Statements of Comprehensive Income, respectively. During the thirty-nine week periods ended March 27, 2019 and March 28, 2018, $0.5 million of expenses and $0.6 million of credit related to straight-line rent expenses were recognized into Restaurant expenses in the Consolidated Statements of Comprehensive Income, respectively.

(3)
Deferred franchise and development fees relates to the current portion of upfront initial franchise and development fees recorded as part of adopting ASC 606. Please see Note 2 - Revenue Recognition for further details, and the Other liabilities table below for the long-term portion of the deferred revenue.

(4)	Cyber security incident accrual relates to the fiscal 2018 event. Please see Note 13 - Contingencies for further details.

(5)
Other primarily consists of accruals for certain lease reserves, utilities and services, banquet deposits for Maggiano’s events, state income tax payable, rent-related expenses and other various accruals.

Other liabilities consist of the following:

	March 27, 2019	June 27, 2018
Straight-line rent (1)	$56.6	$55.6
Insurance	37.4	40.1
Landlord contributions (2)	33.8	23.3
Deferred franchise and development fees (3)	15.8	—
Unfavorable leases	3.0	3.8
Unrecognized tax benefits	2.8	2.9
Other	5.4	6.0
	$154.8	$131.7

(1)
Straight-line rent is the long-term portion of the straight-line rent of operating leases. The March 27, 2019 balance also includes $2.0 million for the straight-line rent accrued for 149 restaurants sold as part of the sale leaseback transactions. Please see Note 3 - Sale Leaseback Transactions for more details, and the above Other accrued liabilities table for the current portion of straight-line rent recorded to be recognized within the next twelve months.

(2)	Landlord contributions as of March 27, 2019 includes the $10.3 million construction allowance associated with the new corporate headquarters location.

(3)
Deferred franchise and development fees relates to the long-term portion of upfront initial franchise and development fees recorded as part of adopting of ASC 606. Please see Note 2 - Revenue Recognition for further details, and the Other accrued liabilities table above for the current portion of the deferred revenue.

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
During the thirteen week period ended March 27, 2019, no indicators of impairment existed. During the thirty-nine week period ended March 27, 2019, based on our second quarter impairment review, we impaired long-lived assets with carrying values of $1.0 million primarily related to two underperforming Chili’s restaurants. We determined the leasehold improvements and other assets associated with the impaired restaurants had no fair value, based on Level 3 fair value measurements.
During the thirty-nine week period ended March 28, 2018, based on our second quarter semi-annual review, we impaired long-lived assets with carrying values of $2.3 million, primarily related to one underperforming Maggiano’s restaurant and one underperforming Chili’s restaurant which will continue to operate. We determined the leasehold improvements associated with the impaired restaurants had a fair value of $0.3 million, based on Level 3 fair value measurements, resulting in an impairment charge of $2.0 million. Additionally during the first quarter of fiscal 2018, we impaired long-lived assets and reacquired franchise rights with carrying values of $6.0 million and $1.2 million, respectively, primarily related to nine underperforming Chili’s restaurants located in Alberta, Canada which were identified for closure by management. We determined the leasehold improvements and other assets associated with these restaurants had no fair value, based on Level 3 fair value measurements, resulting in an impairment charge of $7.2 million. The restaurant assets were assigned a zero fair value as the decision to close the restaurants in the second quarter of fiscal 2018 resulted in substantially all of the assets reverting to the landlords. Please see Note 6 - Other Gains and Charges for further details.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions. During the thirteen and thirty-nine week periods ended March 27, 2019 and March 28, 2018, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net includes accumulated amortization associated with definite-lived intangible assets at March 27, 2019 and June 27, 2018, of $6.7 million and $5.7 million, respectively.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. During the thirteen and thirty-nine week periods ended March 27, 2019 and March 28, 2018, no indicators of impairment were identified.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.88% notes and 5.00% notes are as follows. Please see further details at Note 8 - Debt:

	March 27, 2019		June 27, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.88% notes	$298.5	$286.4	$298.2	$285.3
5.00% notes	345.8	340.5	345.2	342.3

During the second quarter of fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at March 27, 2019 was $11.8 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets. Please refer to Note 6 - Other Gains and Charges for further details about this note receivable.

Additionally, we have recorded certain lease obligations related to the previously divested Romano’s Macaroni Grill restaurants. These lease obligations are based on Level 3 fair value measurements based on an estimate of the obligation associated with the lease locations, stated rent and other factors such as ability and probability of the landlord to mitigate damages by leasing to new tenants. Please refer to Note 13 - Contingencies for further details.
11. SHAREHOLDERS’ DEFICIT
Changes in Shareholders’ Deficit
The changes by quarter in Total shareholders’ deficit during the thirty-nine week periods ended March 27, 2019 and March 28, 2018, respectively, were as follows:

	Thirty-Nine Week Period Ended March 27, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Effect of ASC 606 adoption	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	17.6	503.9	2,686.5	(4,018.4)	(5.5)	(815.9)
Net income	—	—	32.0	—	—	32.0
Other comprehensive income	—	—	—	—	(0.6)	(0.6)
Dividends ($0.38 per share)	—	—	(14.5)	—	—	(14.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	6.9	—	(69.0)	—	(62.1)
Issuances of common stock	—	(0.2)	—	2.5	—	2.3
Balance at December 26, 2018	17.6	514.2	2,704.0	(4,084.9)	(6.1)	(855.2)
Net income	—	—	49.8	—	—	49.8
Other comprehensive income	—	—	—	—	0.2	0.2
Dividends ($0.38 per share)	—	—	(14.7)	—	—	(14.7)
Stock-based compensation	—	5.8	—	—	—	5.8
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of common stock	—	(0.9)	—	0.9	—	—
Balance at March 27, 2019	$17.6	$519.1	$2,739.1	$(4,084.1)	$(5.9)	$(814.2)

	Thirty-Nine Week Period Ended March 28, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balances at June 28, 2017	$17.6	$502.1	$2,627.1	$(3,628.5)	$(11.9)	$(493.6)
Net income	—	—	9.9	—	—	9.9
Other comprehensive income	—	—	—	—	1.5	1.5
Dividends ($0.38 per share)	—	—	(18.8)	—	—	(18.8)
Stock-based compensation	—	3.5	—	—	—	3.5
Purchases of treasury stock	—	(0.1)	—	(41.6)	—	(41.7)
Issuances of common stock	—	(2.4)	—	2.6	—	0.2
Balance at September 27, 2017	17.6	503.1	2,618.2	(3,667.5)	(10.4)	(539.0)
Net income	—	—	25.3	—	—	25.3
Other comprehensive income	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(17.9)	—	—	(17.9)
Stock-based compensation	—	2.8	—	—	—	2.8
Purchases of treasury stock	—	0.0	—	(30.1)	—	(30.1)
Issuances of common stock	—	(0.8)	—	1.6	—	0.8
Realized foreign currency translation	—	—	—	—	5.4	5.4
Balance at December 27, 2017	17.6	505.1	2,625.6	(3,696.0)	(5.2)	(552.9)
Net income	—	—	46.9	—	—	46.9
Other comprehensive income	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(17.1)	—	—	(17.1)
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.0	—	(90.2)	—	(90.2)
Issuances of common stock	—	(0.3)	—	0.6	—	0.3
Balance at March 28, 2018	$17.6	$509.5	$2,655.4	$(3,785.6)	$(5.4)	$(608.5)

Share Repurchases
Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Shares that have been paid for but not yet delivered are reflected as a reduction of Additional paid-in capital while other repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets. The repurchased shares during the thirty-nine week periods ended March 27, 2019 and March 28, 2018 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
Thirty-Nine Week Period Ended March 27, 2019
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the first quarter of fiscal 2019, we repurchased 2.1 million shares of our common stock for $105.5 million. During the second quarter of fiscal 2019, we repurchased 1.5 million shares of our common stock for $62.1 million. As of March 27, 2019, approximately $197.8 million was available under our share repurchase authorizations.

Thirty-Nine Week Period Ended March 28, 2018
During the first quarter of fiscal 2018, we repurchased 1.3 million shares of our common stock for $41.7 million. During the second quarter of fiscal 2018, we repurchased 1.0 million shares of our common stock for $30.1 million. During the third quarter of fiscal 2018, we repurchased 2.5 million shares of our common stock for $90.2 million.
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts for the thirty-nine week periods ended March 27, 2019 and March 28, 2018:

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Stock options
Stock options granted	0.7	1.2
Weighted average exercise price per share	$43.63	$31.28
Weighted average fair value per share	$8.25	$4.46
Restricted share awards
Restricted share awards granted	0.3	0.5
Weighted average fair value per share	$43.52	$32.02

During the thirty-nine week period ended March 27, 2019, we modified certain fiscal 2018 performance-based stock option awards and 0.2 million options were canceled. We subsequently granted fiscal 2019 performance-based stock option awards of 0.4 million options with a grant date fair value equivalent to the fair value of the canceled fiscal 2018 options as of the modification date. Vesting of the fiscal 2019 performance-based options is conditioned on achievement of the same performance targets and vest on the same schedule as the fiscal 2018 performance-based stock options. There is no incremental compensation cost as a result of this modification. The fiscal 2019 performance-based stock option awards are included in the above stock options granted table.
Dividends
During the thirty-nine week periods ended March 27, 2019 and March 28, 2018, we paid dividends of $46.0 million and $53.1 million to common stock shareholders, respectively. We also declared a quarterly dividend on January 28, 2019, that was paid subsequent to the third quarter of fiscal 2019, on March 28, 2019, in the amount of $0.38 per share. As of March 27, 2019, we have accrued $14.2 million for this dividend in Other accrued liabilities in our Consolidated Balance Sheets; see Note 9 - Accrued and Other Liabilities.
Effect of Adoption of ASC 606
During the first quarter of fiscal 2019, we adopted the new revenue recognition standard and recorded a $7.4 million cumulative effect adjustment decrease to Retained earnings for the change in accounting principle. Please refer to Note 2 - Revenue Recognition for more details.
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

12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Income taxes, net of refunds (1)	$97.2	$36.2
Interest, net of amounts capitalized	34.7	29.5

(1)
Income taxes, net of refunds increased for the thirty-nine week period ended March 27, 2019 as compared to the thirty-nine week period ended March 28, 2018 primarily due to payments made for income tax liabilities resulting from the sale leaseback transactions completed in the thirty-nine week period ended March 27, 2019. Please refer to Note 3 - Sale Leaseback Transactions and Note 5 - Income Taxes for further details.

Non-cash investing and financing activities are as follows:

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Retirement of fully depreciated assets	$23.2	$27.9
Dividends declared but not paid	15.2	17.8
Accrued capital expenditures	10.7	5.1
Capital lease additions	2.5	6.1

13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees or lease liability for the related restaurants. As of March 27, 2019 and June 27, 2018, we have outstanding lease guarantees or are secondarily liable for $58.4 million and $58.2 million, respectively. These amounts represent the maximum potential liability of future rent payments under the current terms of the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2019 through fiscal 2028. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third-parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
During fiscal 2018, Mac Acquisition LLC, the owner of Romano’s Macaroni Grill restaurants, filed for Chapter 11 bankruptcy protection. We have outstanding lease guarantees or are secondarily liable for certain of its leases rejected in the bankruptcy. As of March 27, 2019 and June 27, 2018, balances of $0.4 million and $1.4 million, respectively, were recorded in Other accrued liabilities in our Consolidated Balance Sheets based on our analysis of the potential obligations and are inclusive of the fiscal 2019 activity detailed below.
We paid $0.9 million during the thirty-nine week period ended March 27, 2019 to settle obligations of two of the leases rejected in the Mac Acquisition, LLC bankruptcy proceeding. We do not expect additional leases to be rejected because the period for doing so in the bankruptcy proceeding concluded and Mac Acquisition, LLC’s plan for reorganization in the bankruptcy proceeding was confirmed. We will continue to monitor leases for which we have outstanding guarantees or are secondarily liable to assess the likelihood of any incremental losses. No other liabilities related to this matter have been recorded as of March 27, 2019.

Letters Of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 27, 2019, we had $29.0 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 1 to 13 months.
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
We expect to incur significant legal and professional services expenses associated with the cyber security incident in future periods. We will recognize these expenses as services are received. Related to this incident, payment card companies and associations may request us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the cyber security incident, and regulatory authorities may also impose fines or other remedies against us. While we do not acknowledge responsibility to pay any such amounts imposed by any third-parties, we may become obligated to pay such amounts or incur significant related settlement costs. We will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention. Since the incident through March 27, 2019, we have incurred costs of $4.1 million related to the cyber security incident which includes the $2.0 million retention recorded in fiscal 2018, an additional $0.4 million recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income during the thirty-nine week period ended March 27, 2019, and $1.7 million of receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage.
The Company was named as a defendant in putative class action lawsuits in the United States District Court for the Middle District of Florida, the United States District Court for the District of Nevada, and two in the United States District Court for the Central District of California, filed on May 24, 2018, May 30, 2018, June 14, 2018, and June 28, 2018, respectively (collectively, the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. Since the initial filing of these cases, the Nevada plaintiff voluntarily dismissed this case and joined the Florida lawsuit. Counsel for all parties subsequently agreed to the transfer of the California cases to Florida, and they have been consolidated into a single matter with the case already pending there. We believe we have defenses and intend to defend the Litigation. As such, as of March 27, 2019, we have concluded that a loss from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
We have commenced an analysis of the impact of the new lease guidance and developed a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts, and the evaluation of lease accounting tools to assist with the adoption and ongoing disclosures related to this new standard. We have completed initial controls around identifying the completeness of our existing lease portfolio. We have also identified and are in progress of implementing a leasing tool with the functionality required by the new standard.
Under current accounting guidance for leases, we do not recognize an asset or liability created by operating leases where we are the lessee. We expect a material increase to our assets and liabilities in our consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where we are the lessee on the date of initial application of the new guidance. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating real estate leases with undiscounted remaining rental payments of approximately $1,060.0 million as of March 27, 2019, this includes the 149 sale leaseback leases added during fiscal 2019. Additionally, we expect to derecognize the deferred gain from the sale leaseback transactions through an opening retained earnings adjustment upon adoption using the cumulative effect transition method, and as of March 27, 2019, we had $269.4 million recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets.
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

15. SUBSEQUENT EVENTS
Revolver Net Borrowings
Net borrowings of $63.0 million were drawn on the revolving credit facility subsequent to the end of the third quarter of fiscal 2019.
Dividend Declaration
On April 29, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on June 27, 2019 to shareholders of record as of June 7, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 27, 2019 and March 28, 2018, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 27, 2019, we owned, operated or franchised 1,676 restaurants, consisting of 997 company-owned restaurants and 679 franchised restaurants, located in the United States, 29 countries and two United States territories.
We are committed to strategies and a company culture that we believe are centered on a guest experience which includes bringing back guests, growing long-term sales and profit and engaging team members. Our strategies and culture are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants and establish a strong presence for our brands in key markets around the world.
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
We remain competitive with a flexible platform of our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 and is part of the every day base menu. Additionally, we have continued our margarita of the month promotion that started in fiscal year 2018 that features a new premium-liquor margarita every month at an every-day value price of $5.00. We believe these and other value offers are increasing guest frequency and that few of our competitors can match these offers on a consistent basis. We continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic.
We believe that guests will continue to prefer more convenience and options that allow them to eat at home or other off-premise locations, and we plan to continue investments in our digital guest experience and To Go capabilities. The importance of delivery continues to be a focus and we are engaged in growing off-premise delivery business, and are evaluating delivery program partners capable of managing our scale, with the same level of commitment to our guests.
The Chili’s brand continues to leverage technology to improve convenience for our guests and to create a digital guest experience that we believe will help us engage our guests more effectively. With our loyalty program, we are able to give our loyalty members customized offers tied to their purchase behavior. We anticipate that guest loyalty programs will be a significant part of our marketing strategy going forward. We also have put greater emphasis on improving and advertising our To Go capabilities. In the third quarter of fiscal 2019, Chili’s grew its To Go business by 17.2% compared to the same quarter in the prior year. To Go sales were approximately 13.0% of total Chili’s To Go and dine-in during the thirteen week period ended March 27, 2019.

We believe that improvements at domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s business. Maggiano’s opened one franchise location in the Dallas Fort Worth International Airport in the second quarter of fiscal 2019. Guests are responding favorably to the new Maggiano’s location, and we intend to explore other opportunities to franchise Maggiano’s in additional airport locations. During fiscal 2019, Maggiano’s is using technology and innovation in the front of the house to improve the accuracy of wait-time quotes to customers, and in the back of the house to improve labor efficiencies. Additionally, Maggiano’s has brought additional value to our carry out menu by offering customers the opportunity to “Double the Portion, Not the Price” by taking home a second portion of certain menu items for a reduced price. Maggiano’s guests also continue to show an increased preference for our carry out menu and delivery service. In the thirteen week period ended March 27, 2019, Maggiano’s grew its carry out business by 18.0% compared to the same quarter in the prior year.
Our global Chili’s franchisees continue to open new locations, with Chili’s having a presence in 29 countries and two territories outside of the United States. Our international franchisees are expected to open between 21-24 new restaurants in fiscal 2019, with our first Chili’s restaurant opening in China this summer. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 27, 2019 and March 28, 2018, respectively, total full year projected openings in fiscal 2019, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	3/27/2019	3/28/2018	3/27/2019	3/28/2018	Fiscal 2019	3/27/2019	3/28/2018
Company-owned restaurants
Chili’s domestic	2	1	2	5	2-4	940	940
Chili’s international	—	—	—	—	—	5	5
Maggiano’s	—	—	—	1	—	52	52
Total company-owned	2	1	2	6	2-4	997	997
Franchise restaurants
Chili’s domestic	1	1	4	5	4-5	308	314
Chili’s international	4	8	14	27	21-24	370	375
Maggiano’s	—	—	1	—	1	1	—
Total franchise	5	9	19	32	26-30	679	689
Total restaurants
Chili’s domestic	3	2	6	10	6-9	1,248	1,254
Chili’s international	4	8	14	27	21-24	375	380
Maggiano’s	—	—	1	1	1	53	52
Grand total	7	10	21	38	28-34	1,676	1,686
Relocations are not included in the table above. During the thirty-nine week period ended March 27, 2019 we have relocated five company-owned restaurants, with two of those relocations occurring during the thirteen week period ended March 27, 2019.
During the thirty-nine week period ended March 27, 2019, we sold and subsequently leased back 149 previously owned restaurant properties. At March 27, 2019, we continue to own property for 47 of the 997 company-owned restaurants. The net book values of the land totaled $37.4 million and the buildings totaled $22.3 million associated with these restaurants.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	March 27, 2019	March 28, 2018
Revenues
Company sales	96.7%	97.3%	96.5%	97.1%
Franchise and other revenues	3.3%	2.7%	3.5%	2.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales(1)	26.7%	26.2%	26.4%	26.1%
Restaurant labor(1)	33.8%	33.6%	34.4%	34.1%
Restaurant expenses(1)	25.2%	24.1%	26.5%	25.2%
Company restaurant expenses(1)	85.7%	83.9%	87.3%	85.4%
Depreciation and amortization	4.3%	4.6%	4.6%	4.9%
General and administrative	4.9%	4.5%	4.6%	4.4%
Other (gains) and charges	(0.4)%	0.3%	(0.5)%	1.1%
Total operating costs and expenses	91.6%	91.1%	93.0%	93.3%
Operating income	8.4%	8.9%	7.0%	6.7%
Interest expense	1.9%	1.7%	2.0%	1.8%
Other (income), net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	6.6%	7.3%	5.1%	5.0%
Provision for income taxes	0.7%	1.5%	0.6%	1.5%
Net income	5.9%	5.8%	4.5%	3.5%
(1)As a percentage of Company sales.

REVENUES
Transition to New Revenue Recognition Accounting Standard
Effective June 28, 2018, our first quarter of fiscal 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy GAAP”). Our transition to ASC 606 represents a change in accounting principle. Our Consolidated Financial Statements for the third quarter and year-to-date periods of fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while our Consolidated Financial Statements for prior periods were prepared under Legacy GAAP. Please refer to Note 2 - Revenue Recognition for further details of our adoption of ASC 606 and our policies for recognition of revenues from contracts with customers. The most significant effect of the transition to ASC 606 that affect the comparability of our results of operations between fiscal 2019 (reported under ASC 606) and fiscal 2018 (reported under Legacy GAAP) include the following:

•
Advertising Fees - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. The adoption of ASC 606 did not impact the timing of revenue recognition of the advertising fees received; however, effective in the first quarter of fiscal 2019, advertising fees are now presented on a gross basis within Franchise and other revenues. Under Legacy GAAP, the advertising funds received from franchisees were considered a reimbursement of advertising expenses and were presented on a net basis as a reduction to advertising expenses in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
The adoption of ASC 606 changed the recognition timing of our initial development and franchise fees, and gift card breakage income as noted below. The recognition timing change did not have a significant impact to our results of operations during the first three quarters of fiscal 2019:

•
Initial Development and Franchise Fees - We receive development fees from franchisees for territory development arrangements and franchise fees for a new restaurant opening. Under ASC 606, the performance obligation related to these arrangements will be collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets.

Under Legacy GAAP, development fees were recognized as income upon the execution of the agreement, when development rights were conveyed to the franchisee. Franchise fees were recognized as income when the obligations under the franchise agreement were satisfied, generally upon the opening of the new franchise restaurant.

•
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances for which redemption is considered remote. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability account in the Consolidated Balance Sheets accordingly. In accordance with ASC 606, breakage revenues will be recognized proportionate to the pattern of related gift card redemptions. Under Legacy GAAP, breakage revenues were recognized when redemption was considered remote. We do not charge dormancy or any other fees related to monitoring or administering the gift card program to cardholders. Breakage income is reflected within Franchise and other revenues in the Consolidated Statements of Comprehensive Income.

Revenue Results
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around company-owned restaurant revenues and operating expense trends. Total revenues are further disaggregated as follows:

•	Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions.

•
Franchise and other revenues include Royalties from franchisees and Franchise fees and other revenues which contains advertising fees, franchise and development fees, Maggiano’s banquet service charge income, gift card breakage and discounts, digital entertainment revenues, Chili’s retail food product royalties, merchandise and delivery fee income.

The following is a summary of the change in Total revenues for the thirteen and thirty-nine week periods ended March 27, 2019 compared to the thirteen and thirty-nine week periods ended March 28, 2018, respectively:

	Total Revenues
	Thirteen Week Periods Ended	Thirty-Nine Week Periods Ended
For the period ended March 28, 2018 (Legacy GAAP)	$812.5	$2,318.3
Change from:
Restaurant closings	(2.1)	(8.3)
Restaurant openings	1.9	6.6
Restaurant relocations	1.5	1.5
Comparable restaurant sales	19.8	51.5
Company sales	21.1	51.3
Royalties	—	(0.4)
Franchise fees and other revenues	5.7	14.6
For the period ended March 27, 2019 (ASC 606)	$839.3	$2,383.8
Total revenues in the thirteen week period ended March 27, 2019 increased 3.3% to $839.3 million from the $812.5 million generated in the thirteen week period ended March 28, 2018 primarily driven by a $19.8 million increase in comparable restaurant sales and a net increase of $5.7 million in Franchise fees and other revenues related to the ASC 606 adoption. Total revenues in the thirty-nine week period ended March 27, 2019 increased 2.8% to $2,383.8 million from the $2,318.3 million generated in the thirty-nine week period ended March 28, 2018 primarily driven by a $51.5 million increase in comparable restaurant sales and a net increase of $14.6 million in Franchise fees and other revenues related to the impact of ASC 606 adoption.
Royalties of $13.5 million were flat in the thirteen week period ended March 27, 2019 compared to the thirteen week period ended March 28, 2018. Royalties are based on franchise sales, our franchisees generated approximately $335.0 million in sales for the thirteen week period ended March 27, 2019 compared to $337.0 million in sales for the thirteen week period ended March 28, 2018. Royalties decreased 1.0% to $39.6 million in the thirty-nine week period ended March 27, 2019 compared to $40.0 million in the thirty-nine week period ended March 28, 2018. Our franchisees generated approximately $982.7 million in sales for the thirty-nine week period ended March 27, 2019 compared to $980.9 million in sales for the thirty-nine week period ended March 28, 2018.
Franchise fees and other revenues increased 67.1% to $14.2 million in the thirteen week period ended March 27, 2019 compared to $8.5 million in the thirteen week period ended March 28, 2018 primarily due to $5.5 million of advertising fees presented gross with the adoption of ASC 606, and higher gift card related revenues. Franchise fees and other revenues increased 51.8% to $42.8 million in the thirty-nine week period ended March 27, 2019 compared to $28.2 million in the thirty-nine week period ended March 28, 2018 primarily due to $15.9 million of advertising fees presented gross with the adoption of ASC 606 and higher gift card related revenues, partially offset by lower retail royalty revenues and digital entertainment revenues. During the thirteen and thirty-nine week periods ended March 28, 2018, advertising contributions of $6.2 million and $17.0 million from franchisees were recorded net within Restaurant expenses, respectively.

The tables below present the percentage change in Comparable restaurant sales and capacity for the thirteen and thirty-nine week periods ended March 27, 2019 compared to the thirteen and thirty-nine week periods ended March 28, 2018, respectively:

	Percentage Change in the Thirteen Weeks Ended March 27, 2019 versus March 28, 2018
	Comparable Sales (1)	Price Impact	Mix-Shift (2)	Traffic	Restaurant Capacity (3)
Company-owned	2.6%	1.5%	(1.7)%	2.8%	(0.1)%
Chili’s	2.9%	1.6%	(1.7)%	3.0%	(0.1)%
Maggiano’s	0.4%	0.8%	(0.4)%	0.0%	0.0%
Chili’s Franchise (4)	(0.2)%
U.S.	2.0%
International	(3.9)%
Chili’s Domestic (5)	2.7%
System-wide (6)	1.8%

	Percentage Change in the Thirty-Nine Weeks Ended March 27, 2019 versus March 28, 2018
	Comparable Sales (1)	Price Impact	Mix-Shift (2)	Traffic	Restaurant Capacity (3)
Company-owned	2.3%	1.3%	(2.0)%	3.0%	(0.3)%
Chili’s	2.6%	1.3%	(2.0)%	3.3%	(0.3)%
Maggiano’s	0.8%	1.4%	(0.5)%	(0.1)%	(0.5)%
Chili’s Franchise (4)	(0.3)%
U.S.	2.2%
International	(4.3)%
Chili’s Domestic (5)	2.5%
System-wide (6)	1.6%

(1)	Comparable restaurant sales include all restaurants that have been in operation for more than 18 months. Amounts are calculated based on comparable current period versus same period a year ago.

(2)	Mix-shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)	Restaurant capacity is measured by sales weeks. Amounts are calculated based on comparable current period versus same period a year ago.

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

COSTS AND EXPENSES
Thirteen Week Periods Ended March 27, 2019 compared to March 28, 2018
The following is a summary of the change in costs and expenses for the thirteen week period ended March 27, 2019 compared to the thirteen week period ended March 28, 2018:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	March 27, 2019		March 28, 2018
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Cost of sales	$216.7	26.7%	$207.3	26.2%	$9.4	0.5%
Restaurant labor	274.0	33.8%	265.4	33.6%	8.6	0.2%
Restaurant expenses	204.7	25.2%	190.2	24.1%	14.5	1.1%
Depreciation and amortization	36.4		37.5		(1.1)
General and administrative	40.8		36.7		4.1
Other (gains) and charges	(3.5)		2.7		(6.2)
Interest expense	15.3		14.6		0.7
Other (income), net	(0.6)		(0.8)		0.2
Cost of sales as a percentage of Company sales increased 0.5% consisting of 0.6% of unfavorable menu item mix, and 0.4% of unfavorable commodity pricing primarily related to produce and bakery, partially offset by 0.5% of increased menu pricing.
Restaurant labor as a percentage of Company sales increased 0.2% consisting of 1.2% of higher hourly wage rates and 0.3% higher incentive compensation expenses, partially offset by 0.9% sales leverage and 0.4% of favorable employee health insurance expenses.
Restaurant expenses as a percentage of Company sales increased 1.1% consisting of 1.0% of increased operating lease expenses primarily related to the sale leaseback transactions, 0.3% of higher supplies and offices costs expenses, 0.2% of higher advertising and marketing related expenses primarily from the adoption of ASC 606 and 0.2% of other unfavorable restaurant expenses. These increases were partially offset by 0.6% of sales leverage.
Depreciation and amortization decreased $1.1 million primarily consisting of a decrease of $4.6 million related to fully depreciated assets and restaurant closures and $2.4 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions. These decreases were partially offset by $4.5 million of incremental depreciation for existing restaurants primarily related to the Chili’s remodel initiative, $1.0 million related to the change of estimated useful lives of certain long-lived restaurant assets, $0.4 million of new restaurants additions.
General and administrative expenses increased $4.1 million as follows:

General and Administrative
Thirteen Week Period Ended March 28, 2018	$36.7
Change from
Incentive compensation	2.8
Stock-based compensation	1.0
Legal and professional fees	0.5
Payroll related expenses	(0.4)
Other	0.2
Thirteen Week Period Ended March 27, 2019	$40.8

Other (gains) and charges primarily included the transactions below, for further details, please see Note 6 - Other Gains and Charges:

•
(Gain) on sale of assets, net primarily included a $5.8 million gain recorded in the thirteen week period ended March 27, 2019 from the sale of the owned portion of our previous corporate headquarters location.

•
Sale leaseback (gain), net of transaction charges included gains of $4.3 million recorded in the thirteen week period ended March 27, 2019 net of professional fees for brokers, legal, due diligence, and other professional service firms in connection with the sale leaseback transactions of four Chili’s restaurant properties.

•
Foreign currency transaction (gain) included gains of $0.5 million and $1.0 million in the thirteen week periods ended March 27, 2019 and March 28, 2018, respectively, due to the change in value of the Mexican peso as compared to the U.S. dollar on our CMR Mexican peso denominated note receivable in the respective periods.

•
Corporate headquarters relocation charges included $5.2 million in the thirteen week period ended March 27, 2019 for lease reserve and other closure costs associated with the leased portion of our previous corporate headquarters location, in addition to moving and certain readiness costs of transition to the new corporate headquarters location during the third quarter of fiscal 2019.

•	Remodel-related costs included $1.7 million of write-offs in the thirteen week period ended March 27, 2019 associated with the Chili’s remodel project.

•
Restaurant closure charges included $0.2 million and $2.8 million in the thirteen week periods ended March 27, 2019 and March 28, 2018, respectively, for lease termination charges and other costs associated with the closure of certain restaurant locations.

•
Accelerated depreciation included $0.5 million in the thirteen week period ended March 28, 2018 of depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed during the third quarter of fiscal 2019.

•	Lease guarantee charges included $0.5 million in the thirteen week period ended March 28, 2018 related to leases that were assigned to a divested brand.
Interest expense increased $0.7 million consisting of higher average borrowing balances and higher interest rates on our revolving credit facility in the thirteen week period ended March 27, 2019, partially offset by the matured $250.0 million 2.60% notes that were repaid during the fourth quarter of fiscal 2018.

Thirty-Nine Week Periods Ended March 27, 2019 compared to March 28, 2018
The following is a summary of the change in costs and expenses for the thirty-nine week period ended March 27, 2019 compared to the thirty-nine week period ended March 28, 2018:

	Thirty-Nine Week Periods Ended				(Favorable) Unfavorable Variance
	March 27, 2019		March 28, 2018
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Cost of sales	$609.5	26.4%	$587.8	26.1%	$21.7	0.3%
Restaurant labor	791.1	34.4%	766.9	34.1%	24.2	0.3%
Restaurant expenses	609.4	26.5%	566.9	25.2%	42.5	1.3%
Depreciation and amortization	109.5		113.7		(4.2)
General and administrative	110.0		102.1		7.9
Other (gains) and charges	(12.4)		25.2		(37.6)
Interest expense	46.3		42.8		3.5
Other (income), net	(2.2)		(2.3)		0.1
Cost of sales as a percentage of Company sales increased 0.3% consisting of 0.7% of unfavorable menu mix and 0.1% of unfavorable commodity pricing, partially offset by 0.5% of increased menu pricing.
Restaurant labor as a percentage of Company sales increased 0.3% consisting of 1.0% of higher hourly wage rates and 0.1% higher incentive compensation expenses, partially offset by 0.8% of sales leverage.
Restaurant expenses as a percentage of Company sales increased 1.3% consisting of 1.0% of increased operating lease expenses primarily related to the sale leaseback transactions, 0.4% of higher advertising and marketing related expenses primarily from the adoption of ASC 606, 0.3% of higher supplies and offices costs expenses, and 0.2% of other restaurant expenses. These increases were partially offset by 0.6% of sales leverage.
Depreciation and amortization decreased $4.2 million primarily consisting of a decrease of $13.5 million related to fully depreciated assets and restaurant closures, $5.1 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions, and $0.1 million in other favorable depreciation expenses. These decreases were partially offset by $10.6 million of incremental depreciation for existing restaurants primarily related to the Chili’s remodel initiative, $2.6 million related to the change of estimated useful lives of certain long-lived restaurant assets, and $1.3 million of new restaurants additions.
General and administrative expenses increased $7.9 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 28, 2018	$102.1
Change from
Incentive compensation	3.1
Legal and professional fees	1.8
Stock-based compensation	1.9
Payroll related expenses	0.3
Other	0.8
Thirty-Nine Week Period Ended March 27, 2019	$110.0

Other (gains) and charges primarily included the transactions below, for further details, please see Note 6 - Other Gains and Charges:

•
Sale leaseback (gain), net of transaction charges included a net gain of $22.0 million recorded in the thirty-nine week period ended March 27, 2019 net of professional fees for brokers, legal, due diligence, and other professional service firms in connection with the sale leaseback transactions of 149 Chili’s restaurant properties.

•
(Gain) on sale of assets, net included gains of $6.8 million recorded in the thirty-nine week period ended March 27, 2019 primarily from the sale of our previous corporate headquarters location of $5.8 million and the sale of land in Scottsdale, AZ and Pensacola, FL of $0.8 million. (Gain) on sale of assets, net included gain of $0.3 million recorded in the thirty-nine week period ended March 28, 2018 primarily from the sale of the Mexico joint venture.

•
Foreign currency transaction (gain) included gains of $0.6 million and $0.1 million in the thirty-nine week periods ended March 27, 2019 and March 28, 2018, respectively, due to the change in value of the Mexican peso as compared to the U.S. dollar on our CMR Mexican peso denominated note receivable in both respective periods.

•
Property damages, net of (insurance recoveries) included a net gain of $0.5 million in the thirty-nine week period ended March 27, 2019 related primarily to insurance proceeds received related to a previously filed fire claim, net of expenses associated with storm damages at certain restaurant locations. Property damages, net of (insurance recoveries) included expenses of $5.4 million in the thirty-nine week period ended March 28, 2018 primarily due to costs associated with employee relief payments and inventory spoilage from Hurricanes Harvey and Irma.

•
Corporate headquarters relocation charges included $5.2 million in the thirty-nine week period ended March 27, 2019 for lease reserve and other closure costs associated with the leased portion of our previous corporate headquarters location, in addition to moving and certain readiness costs of transition to the new corporate headquarters location during the third quarter of fiscal 2019.

•	Remodel-related costs included $4.8 million of write-offs in the thirty-nine week period ended March 27, 2019 associated with the Chili’s remodel project.

•
Restaurant closure charges included $4.0 million and $7.3 million in the thirty-nine week periods ended March 27, 2019 and March 28, 2018, respectively, for lease termination charges and other costs associated with the closure of certain restaurant locations.

•
Restaurant impairment charges included $1.0 million in the thirty-nine week period ended March 27, 2019 related to certain underperforming restaurants. Restaurant impairment charges included expenses of $9.2 million in the thirty-nine week period ended March 28, 2018 primarily related to nine underperforming Chili’s restaurants located in Alberta, Canada.

•
Accelerated depreciation included $1.0 million and $1.5 million in the thirty-nine week periods ended March 27, 2019 and March 28, 2018, respectively, of depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed during the third quarter of fiscal 2019.

•	Cyber security incident charges included $0.4 million in the thirty-nine week period ended March 27, 2019 related to professional service costs associated with the fiscal 2018 incident.

•	Lease guarantee charges included $1.9 million in the thirty-nine week period ended March 28, 2018 related to leases that were assigned to a divested brand.
Interest expense increased $3.5 million consisting of higher average borrowing balances and a higher interest rate on our revolving credit facility in the thirty-nine week period ended March 27, 2019, partially offset by the matured $250.0 million 2.60% notes that were repaid during the fourth quarter of fiscal 2018.

SEGMENT RESULTS
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 27, 2019	March 28, 2018		March 27, 2019	March 28, 2018
	ASC 606	Legacy GAAP		ASC 606	Legacy GAAP
Company sales	$709.8	$688.9	$20.9	$1,990.7	$1,940.1	$50.6
Royalties	13.4	—	13.4	39.5	—	39.5
Franchise fees and other revenues	9.5	17.2	(7.7)	26.6	52.0	(25.4)
Total revenues	732.7	706.1	26.6	2,056.8	1,992.1	64.7

Company restaurant expenses (1)	604.1	572.9	(31.2)	1,734.3	1,648.2	(86.1)
Depreciation and amortization	29.8	31.0	1.2	89.8	93.8	4.0
General and administrative	10.5	10.6	0.1	28.4	29.5	1.1
Other gains and charges	(3.0)	(0.1)	2.9	(13.9)	17.9	31.8
Total operating costs and expenses	641.4	614.4	(27.0)	1,838.6	1,789.4	(49.2)

Operating income	$91.3	$91.7	$(0.4)	$218.2	$202.7	$15.5

(1)
Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses, including advertising. With the adoption of ASC 606, for the thirteen and thirty-nine week periods ended March 27, 2019, advertising contributions received from franchisees is recorded within Franchise fees and other revenues within Total revenues, which differs from the thirteen and thirty-nine week periods ended March 28, 2018 that includes advertising contributions recorded net within Company restaurant expenses.

Thirteen Week Period Ended March 27, 2019 compared to Thirteen Week Period Ended March 28, 2018
Chili’s Total revenues increased by 3.8% to $732.7 million in the thirteen week period ended March 27, 2019 from $706.1 million in the thirteen week period ended March 28, 2018. Chili’s Operating income, as a percentage of Total revenues, was 12.5% in the thirteen week period ended March 27, 2019 compared to 13.0% in the thirteen week period ended March 28, 2018, this decrease was primarily driven by increased Company restaurant expenses, as a percentage of sales.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased by 1.9% in the thirteen week period ended March 27, 2019 as compared to the thirteen week period ended March 28, 2018. The increase primarily consisted of 1.3% due to higher hourly wage rates, 1.1% of higher rent expenses associated with the new operating leases entered into as part of the sale leaseback transactions, 0.7% of unfavorable menu item mix, 0.4% of unfavorable commodity pricing primarily related to produce and bakery, 0.4% higher incentive compensation expenses, 0.3% of higher office costs expenses, and 0.3% net increase in advertising and marketing related expenses primarily related to the adoption of ASC 606. These increases were partially offset by 1.7% sales leverage, 0.5% of increased menu pricing, and 0.4% of favorable employee health insurance expenses.
Other gains and charges for Chili’s during the thirteen week period ended March 27, 2019 consist primarily of $4.3 million net gain from the four sale leaseback transactions, $0.5 million foreign currency gain related to the Mexican peso denominated note receivable, partially offset by $1.7 million of Chili’s remodel charges. Other gains and charges during the thirteen week period ended March 28, 2018 consists primarily of a foreign currency gain of $1.0 million related to the Mexican peso denominated note receivable and property damage insurance proceeds of $0.5 million related to natural flooding in Louisiana, partially offset by restaurant closure charges of $1.1 million.

Depreciation and amortization decreased $1.2 million in the thirteen week period ended March 27, 2019 compared to the thirteen week period ended March 28, 2018 primarily consisting of a decrease of $4.2 million related to fully depreciated assets and restaurant closures, and $2.5 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions. These decreases were partially offset by $4.0 million of additions for existing restaurants primarily related to the Chili’s remodels, $1.0 million related to the change of estimated useful lives of certain restaurant-level long-lived assets, $0.5 million of new restaurants additions and other.
General and administrative decreased $0.1 million in the thirteen week period ended March 27, 2019 compared to the thirteen week period ended March 28, 2018 primarily due to a $0.3 million decrease in professional fees, $0.3 million decrease in payroll-related expenses and $0.4 million of lower other general and administrative expenses, partially offset by an increase of $0.9 million of incentive compensation expenses.
Thirty-Nine Week Period Ended March 27, 2019 compared to Thirty-Nine Week Period Ended March 28, 2018
Chili’s Total revenues increased 3.2% to $2,056.8 million in the thirty-nine week period ended March 27, 2019 from $1,992.1 million in the thirty-nine week period ended March 28, 2018. Chili’s Operating income, as a percentage of Total revenues, was 10.6% in the thirty-nine week period ended March 27, 2019 compared to 10.2% in the thirty-nine week period ended March 28, 2018, this increase was primarily driven by a decrease in Other gains and charges.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 2.1% in the thirty-nine week period ended March 27, 2019 as compared to the thirty-nine week period ended March 28, 2018. The increase primarily consisted of 1.1% of higher hourly wage rates, 1.0% of increased operating lease expenses, 0.8% of unfavorable menu mix, 0.5% net increase in advertising and marketing related expenses primarily related to the adoption of ASC 606, 0.3% of higher supplies and office costs expenses, 0.2% of unfavorable commodity pricing primarily related to produce, and 0.3% of other unfavorable Company restaurant expenses. These increases were partially offset by 1.6% of sales leverage and 0.5% of increased menu pricing.
Other gains and charges for Chili’s during the thirty-nine week period ended March 27, 2019 consist primarily of $22.0 million net gain from the 149 sale leaseback transactions, $0.8 million of gain on sale of land in Scottsdale, AZ and Pensacola, FL, $0.6 million foreign currency gain related to the Mexican peso denominated note receivable, and $0.5 million of insurance recoveries, net of property damages, partially offset by $4.8 million of Chili’s remodel write-offs, $3.7 million charge related to restaurant closure expenses, and $1.0 million related to restaurant impairments. Other gains and charges during the thirty-nine week period ended March 28, 2018 consists primarily of restaurant impairment charges and restaurant closure charges of $7.2 million and $4.5 million, respectively, related to nine underperforming Chili’s restaurants located in Alberta, Canada, which closed in the second quarter of fiscal 2018. Additionally, Other gains and charges during the thirty-nine week period ended March 28, 2018 consists primarily of property damages, net of insurance recoveries of $4.9 million expenses related to Hurricanes Harvey and Irma, restaurant impairment charges of $1.1 million related to certain underperforming restaurants, restaurant closure charges of $1.3 million, partially offset by property damage insurance proceeds of $0.5 million related to natural flooding in Louisiana.
Depreciation and amortization decreased $4.0 million in the thirty-nine week period ended March 27, 2019 compared to the thirty-nine week period ended March 28, 2018. The decrease primarily consisted of a decrease of $11.9 million related to fully depreciated assets and restaurant closures, $5.1 million in reduced depreciation from the sale of assets in connection with the sale leaseback transactions and $0.3 million of other reductions. These decreases were partially offset by $9.4 million of additions for existing restaurants primarily related to the Chili’s remodels, $2.6 million related to the change of estimated useful lives of certain restaurant-level long-lived assets, and $1.3 million of new restaurants additions.
General and administrative decreased $1.1 million in the thirty-nine week period ended March 27, 2019 compared to the thirty-nine week period ended March 28, 2018 primarily due to a $1.0 million decrease in stock-based compensation expenses, $0.7 million in lower research and development expenses and $0.3 million decrease in legal and professional fees, partially offset by an increase of $0.9 million in incentive compensation expenses.

Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 27, 2019	March 28, 2018		March 27, 2019	March 28, 2018
	ASC 606	Legacy GAAP		ASC 606	Legacy GAAP
Company sales	$101.8	$101.6	$0.2	310.7	310.0	0.7
Royalties	0.1	—	0.1	0.1	—	0.1
Franchise fees and other revenues	4.7	4.8	(0.1)	16.2	16.2	—
Total revenues	106.6	106.4	0.2	327.0	326.2	0.8

Company restaurant expenses (1)	91.2	89.9	(1.3)	275.2	273.1	(2.1)
Depreciation and amortization	3.9	3.9	—	11.8	11.9	0.1
General and administrative	1.3	1.5	0.2	4.5	4.3	(0.2)
Other gains and charges	—	—	—	—	0.8	0.8
Total operating costs and expenses	96.4	95.3	(1.1)	291.5	290.1	(1.4)

Operating income	$10.2	$11.1	$(0.9)	35.5	36.1	(0.6)

(1)	Company restaurant expenses includes Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended March 27, 2019 compared to Thirteen Week Period Ended March 28, 2018
Maggiano’s Total revenues increased 0.2% to $106.6 million in the thirteen week period ended March 27, 2019 from $106.4 million in the thirteen week period ended March 28, 2018. Maggiano’s operating income, as a percentage of Total revenues, was 9.6% in the thirteen week period ended March 27, 2019 compared to 10.4% in the thirteen week period ended March 28, 2018, this decrease was primarily driven by increased Company restaurant expenses, as a percentage of sales.
Company restaurant expenses, as a percentage of Company sales, increased 1.1%, for Maggiano’s in the thirteen week period ended March 27, 2019 as compared to the thirteen week period ended March 28, 2018. The increase primarily consisted of a 0.5% increase in rent and property tax expenses, 0.4% of higher hourly wage rates, 0.3% of unfavorable commodity pricing primarily related to produce and poultry, 0.2% of unfavorable menu item mix, 0.2% increase in repairs and maintenance expenses, 0.2% of higher supplies and office costs expenses and 0.1% of unfavorable other Company restaurant expenses. These increases were partially offset by 0.3% of increased menu pricing, 0.3% of lower incentive compensation expenses, and 0.2% of sales leverage.
Thirty-Nine Week Period Ended March 27, 2019 compared to Thirty-Nine Week Period Ended March 28, 2018
Maggiano’s Total revenues increased 0.2% to $327.0 million in the thirty-nine week period ended March 27, 2019 from $326.2 million in the thirty-nine week period ended March 28, 2018. Maggiano’s operating income, as a percentage of Total revenues, was 10.9% in the thirty-nine week period ended March 27, 2019 compared to 11.1% in the thirty-nine week period ended March 28, 2018, this decrease was primarily consisting of an increase in Company restaurant expenses, as a percentage of sales. Total operating costs and expenses, as a percentage of Total revenues, increased in the thirty-nine week period ended March 27, 2019 compared to the thirty-nine week period ended March 28, 2018.
Company restaurant expenses as a percentage of Company sales increased 0.5%, for Maggiano’s in the thirty-nine week period ended March 27, 2019 as compared to the thirty-nine week period ended March 28, 2018, primarily consisting of 0.5% of higher rent and property tax expenses, 0.3% of higher repair and maintenance expenses, 0.2% of unfavorable commodity pricing primarily related to produce and 0.2% of higher supplies and office costs expenses.

These were primarily offset by 0.2% of increased menu pricing, 0.2% of sales leverage and 0.3% of favorable other Company restaurant expenses.

INCOME TAXES

	Thirteen Week Periods Ended			Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018	Change	March 27, 2019	March 28, 2018	Change
Effective income tax rate	10.3%	20.4%	(10.1)%	11.7%	28.7%	(17.0)%
The effective income tax rate in the thirteen and thirty-nine week periods ended March 27, 2019 decreased compared to the thirteen and thirty-nine week periods ended March 28, 2018, respectively, primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was enacted on December 22, 2017. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. The effective income tax rate for the thirteen and thirty-nine week periods ended March 28, 2018 included the negative impact of revaluing the Company’s deferred tax accounts pursuant to the Tax Act, partially offset by the positive impact of lowering the federal statutory tax rate. Our fiscal 2019 effective income tax rate is further lowered due to an increase in the FICA tax credit benefit, partially offset by the impact of the sale leaseback transactions.
During the thirty-nine week period ended March 27, 2019, the sale leaseback transactions, as described in Note 3 - Sale Leaseback Transactions, resulted in tax expenses of $76.0 million when the transactions were completed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Net cash provided by operating activities	$150.6	$237.7
During the thirty-nine week period ended March 27, 2019, net cash flow provided by operating activities decreased $87.1 million from the thirty-nine week period ended March 28, 2018 primarily due to $75.0 million of tax payments related to the sale leaseback gain.

Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Cash flows from investing activities
Payments for property and equipment	$(128.0)	$(69.5)
Payments for franchise restaurant acquisitions	(1.3)	—
Proceeds from sale of assets	1.4	14.8
Proceeds from note receivable	2.0	1.2
Insurance recoveries	1.4	1.7
Proceeds from sale leaseback transactions, net of related expenses	468.8	—
Net cash provided by (used in) investing activities	$344.3	$(51.8)
During the thirty-nine week period ended March 27, 2019, net cash provided by investing activities increased $396.1 million from the net cash used in the thirty-nine week period ended March 28, 2018 primarily consisting of $477.4 million gross cash proceeds received from the sale leaseback transactions, partially offset by $8.6 million of related transaction costs paid during the thirty-nine week period ended March 27, 2019, and a $58.5 million increase in capital expenditures primarily related to the Chili’s remodel program and new corporate headquarters interior build-out.
Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended
	March 27, 2019	March 28, 2018
Cash flows from financing activities
Borrowings on revolving credit facility	$626.0	$524.0
Payments on revolving credit facility	(903.0)	(484.0)
Purchases of treasury stock	(167.7)	(162.0)
Payments on long-term debt	(5.7)	(7.8)
Payments of dividends	(46.0)	(53.1)
Proceeds from issuances of treasury stock	2.8	1.3
Net cash used in financing activities	$(493.6)	$(181.6)
During the thirty-nine week period ended March 27, 2019, net cash used in financing activities increased $312.0 million from the thirty-nine week period ended March 28, 2018 primarily consisting of $317.0 million of net repayment activity on the revolving credit facility and $5.7 million of additional share repurchases during the thirty-nine week period ended March 27, 2019, partially offset by a $7.1 million decrease in dividends paid.
Net repayments of $277.0 million were made during the thirty-nine week period ended March 27, 2019 on the $1.0 billion revolving credit facility primarily from proceeds received from the sale leaseback transactions, partially offset by share repurchases. As of March 27, 2019, $543.3 million was outstanding under the revolving credit facility. The $110.0 million portion of the revolving credit facility is due in March 2020. As of March 27, 2019, there are no borrowings against this current portion of the revolver. Subsequent to the end of the quarter, net borrowings of $63.0 million were drawn on the revolving credit facility.
Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.00%. For a period of 180 days following the third amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.70%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.38% for a total of 3.88%. One month LIBOR at March 27, 2019 was approximately 2.50%. As of March 27, 2019, $456.7 million of credit was available under the revolving credit facility. As of March 27, 2019, we are in compliance with all financial covenants.

In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirty-nine week period ended March 27, 2019, we repurchased 3.6 million shares of our common stock for $167.7 million. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
As of March 27, 2019, our credit rating by Standard and Poor’s (“S&P”) was BB+ with a stable outlook, and our Corporate Family Rating by Moody’s was Ba1 with a negative outlook. Our goal is to maintain strong free cash flow to support leverage that we believe is appropriate to allow ongoing investment in the business and return of capital to shareholders.
During the thirty-nine week period ended March 27, 2019 we paid dividends of $46.0 million to common stock shareholders, compared to $53.1 million in the thirty-nine week period ended March 28, 2018. We also declared a quarterly dividend on January 28, 2019, that was paid subsequent to the third quarter of fiscal 2019, on March 28, 2019, in the amount of $0.38 per share. A dividend accrual of $14.2 million was included in Other accrued liabilities in our Consolidated Balance Sheets as of March 27, 2019 related to this dividend. Subsequent to the end of the third quarter of fiscal 2019, on April 29, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on June 27, 2019 to shareholders of record as of June 7, 2019.
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
Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control Over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended March 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended March 27, 2019, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended March 27, 2019, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
December 27, 2018 through January 30, 2019	0.0	$43.85	—	$197.8
January 31, 2019 through February 27, 2019	—	$—	—	$197.8
February 28, 2019 through March 27, 2019	0.0	$45.45	—	$197.8
Total	0.0	$44.34	—

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 27, 2019, 4.1 thousand shares were tendered by team members at an average price of $44.34.

(2)	The final amount shown is as of March 27, 2019.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)
31(b)	Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)
32(a)
Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)
Certification by Joseph G. Taylor, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to annual report on Form 10-K for year ended June 27, 2018 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: May 3, 2019	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)