Form 10-K
period 2019-06-26
BRINKER INTERNATIONAL, INC
filed 2019-08-22
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2019
Commission file number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1914582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 OLYMPUS BLVD, DALLAS, TEXAS	75019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (972) 980-9917

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	EAT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,649.4 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2019
Common Stock, $0.10 par value	37.5 million shares

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated portions of our Annual Report to Shareholders for the fiscal year ended June 26, 2019 into Part II hereof, to the extent indicated herein. We have also incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on November 20, 2019 into Part III hereof, to the extent indicated herein.

BRINKER INTERNATIONAL, INC.

INTRODUCTION
Forward-Looking Statements
Information and statements contained in this Form 10-K, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “plans,” “intends,” “projects,” “continues” and other similar expressions that convey uncertainty about future events or outcomes. Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. Such risks and uncertainties include, among other things, the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the impact of mergers, acquisitions, divestitures and other strategic transactions, the Company’s ability to meet its business strategy plan, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics, and tax reform, as well as the risks and uncertainties described in Item 1A - Risk Factors and uncertainties that generally apply to all businesses. We wish to caution you against placing undue reliance on forward-looking statements because of these risks and uncertainties. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We further caution that it is not possible to identify all risk and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties.
PART I
ITEM 1. BUSINESS
General
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-K refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the bar & grill category of casual dining, has been operating restaurants for over 40 years. Chili’s enjoys a global presence with locations in the United States, 29 countries and two territories outside of the United States. Whether domestic or international, Company-owned or franchised, Chili’s is dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make people feel special. Historically, Chili’s menu has featured bold, kicked-up American favorites. Chili’s has built a reputation for gourmet burgers, sizzling fajitas, baby back ribs and hand-shaken margaritas. We have refocused on and reinvested in these core equities, and we plan to continue to innovate our food offerings within these core menu platforms. We believe our focused menu, our “Chilihead” culture, our focus on standards and our reputation for hospitality will allow Chili’s to differentiate our food and service from other restaurants.

We also believe that guests are evolving not only their standards of food quality but also their expectations of convenience. Chili’s To Go menu is available online, by calling the restaurant, or through our mobile app. In the summer of 2017, we began offering curbside service at all our Company-owned restaurants for orders placed through our website or mobile app. Curbside service has now been expanded and is available at most franchise restaurants. In fiscal 2018, we relaunched our My Chili’s Rewards program and began offering free chips and salsa or a soft drink to members at every visit (guests must visit every 60 days to receive the offer). In fiscal 2019, we focused on our systems and standards for consistency across operations. In the fourth quarter of fiscal 2019, we partnered with DoorDash to make delivery of Chili’s another convenience option for guests from most company-owned Chili’s restaurants.
During the fiscal year ended June 26, 2019, at our Company-owned restaurants, entrée selections ranged in menu price from $8.00 to $19.49. The average revenue per meal, including alcoholic beverages, was approximately $15.47 per person. Also during fiscal 2019, food and non-alcoholic beverage sales constituted approximately 86.5% of Chili’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 13.5%. Our average annual net sales volume per Company-owned Chili’s restaurant during fiscal 2019 was $2.9 million.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, polished casual restaurant brand offering Italian-American cuisine. With a passion for making people feel special, the brand is known for catering to special occasions and large parties. Each Maggiano’s location is uniquely designed and features open dining rooms with fresh flowers, rich woods, warm carpets and soft lighting. Most locations feature designated banquet facilities and all offer catering for large parties at homes or local businesses. Our full carryout menu is also available for pick up or delivered through a third party service. Each Maggiano’s has an executive chef preparing authentic recipes from scratch ingredients. Dishes are served in abundant portions both à la carte and family style. We offer a full range of lunch and dinner options, complimented by a premium wine list and handcrafted cocktails. On Saturdays and Sundays, all Maggiano’s restaurants offer a brunch menu alongside our lunch menu.
During the fiscal year ended June 26, 2019, entrée selections ranged in menu price from $12.30 to $47.99. The average revenue per meal, including alcoholic beverages, was approximately $28.66 per person. Also during fiscal 2019, food and non-alcoholic beverage sales constituted approximately 85.1% of Maggiano’s total restaurant revenues, with alcoholic beverage sales accounting for the remaining 14.9%. Sales from events at our banquet facilities made up 17.8% of Maggiano’s total restaurant revenues for the year. Our average annual sales volume per Maggiano’s restaurant during fiscal 2019 was $8.3 million.
Business Strategy
This information is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” within Exhibit 13 to this document. We incorporate that information in this document by reference.
Company Development
During fiscal 2019, we continued the expansion of our restaurant brands domestically through a select number of new Company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a new smaller prototype building for both brands that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
The restaurant site selection process is critical, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Our process evaluates a variety of factors, including:

•	trade area demographics, such as target population density and household income levels;

•	physical site characteristics, such as visibility, accessibility and traffic volume;

•	relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; and

•	supply and demand trends, such as proposed infrastructure improvements, new developments and existing and potential competition.
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
The following table illustrates the Company-owned restaurants opened in fiscal 2019 and the projected openings in fiscal 2020:

	Fiscal 2019	Fiscal 2020
	Fiscal Year Openings	Full Year Projected Openings
New Openings
Company-owned restaurants
Chili’s domestic	4	9-11
Chili’s international	—	—
Maggiano’s	—	—
Total company-owned	4	9-11

Relocation Openings
Chili’s domestic company-owned relocations	5	0-2
We periodically re-evaluate Company-owned restaurant sites to monitor that attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. In some cases the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. During fiscal 2019, we relocated five Company-owned restaurants, and closed an additional three Company-owned restaurants that were generally performing below our standards or were near or at the expiration of their lease terms. In fiscal 2020, we plan to relocate up to two Company-owned Chili’s restaurants. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.

Franchise Development
In addition to our development of Company-owned restaurants, our restaurant brands pursue expansion through our franchisees. The following table illustrates the franchise restaurants opened in fiscal 2019 and the projected openings in fiscal 2020:

	Fiscal 2019	Fiscal 2020
	Fiscal Year Openings	Full Year Projected Openings
New Openings
Franchise restaurants
Chili’s domestic	4	3
Chili’s international	18	27-32
Maggiano’s	1	1
Total franchise	23	31-36
The following table illustrates the percentages of franchise operations as of June 26, 2019 for the Company and by restaurant brand, respectively:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	23%	99%	40%
Chili’s	24%	99%	41%
Maggiano’s	2%	—%	2%

(1)	Domestic - the percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	International - the percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	Overall - the percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
International
We continue our international growth through development agreements with new and existing franchise partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 26, 2019, we have 20 total development arrangements. During fiscal 2019, our international franchisees opened 18 Chili’s restaurants. We intentionally exited certain franchise partnerships that were not developing the markets effectively, and entered into new development agreements with new and existing franchisees for development in southern and western India, and Ecuador.
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
Domestic
We remain committed to finding and working with new and existing domestic franchise partners to develop more restaurants. As of June 26, 2019, one domestic development arrangement existed. Similar to our international agreements, a typical domestic agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We expect future domestic agreements to remain limited to enterprises having significant experience as restaurant operators and proven financial ability to support and develop multi-unit operations.
During the fiscal year ended June 26, 2019, a domestic franchisee opened the first domestic Maggiano’s franchise location.
In addition, we have from time to time purchased restaurants from our franchisees in order to support our growth objectives in certain markets. During the fiscal year ended June 26, 2019, we purchased three restaurants previously owned and operated by our franchisees. In the fourth quarter of fiscal 2019, we executed a letter of intent to acquire 116 Chili’s restaurants owned by ERJ Dining, a franchisee, located in the Midwest United States. This acquisition is expected to be completed in the first quarter of fiscal 2020, and represents an opportunity to create value for our shareholders and generate additional earnings and cash flow growth. We remain committed to supporting the growth of our existing franchisees. After this transaction is completed, our percentage of franchise operated domestic Chili’s restaurants will decrease to approximately 15% from the 24% presented in the above Percentage of Franchise Operated Restaurants table as of June 26, 2019.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, finance, franchise, marketing, human resources and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, purchasing, guest relations, legal, and restaurant development.
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general managing partner, two additional managers and shift leaders and for Maggiano’s, an additional three to four chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of individual locations.
We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage increased experience at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members, and enjoy lower turnover of managers and team members that we believe is below industry averages.
We strive to ensure consistent quality standards in our brands through the issuance of operational manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine visitation to the restaurants by all levels of supervision enforces strict adherence to our overall brand standards and operating procedures. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two to three months for restaurant management trainees, as well as special training for high-potential team members and managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Additionally, as a purchaser of a variety of food products, we require our suppliers to adhere to our supplier code of conduct, which sets forth our expectation on business integrity, food safety and food ingredients, animal welfare and sustainability. Due to the relatively rapid turnover of perishable food products and inventories in the restaurants, which consist primarily of food, beverages and supplies, our inventories have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
As a “polished casual” restaurant, with 53 locations, Maggiano’s primarily targets guests from affluent households who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies on digital marketing, direct marketing, social media and word of mouth to advertise to new guests.
As a large, nationally penetrated bar and grill brand, Chili’s appeals to a broader population. More than 50 million Americans visit Chili’s every three months, ranging across all income and ethnic groups. As casual dining traffic has softened in recent years, we have worked hard to be more precise in defining the Chili’s target guest. Today our primary focus for developing menu innovation and targeting our TV and digital advertising are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead.
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
Team Members
As of June 26, 2019, we employed 56,147 team members, of which 572 were restaurant support and corporate personnel located in Dallas, Texas, and 4,405 were restaurant regional and area directors, managers, or trainees. The remaining 51,170 were employed in non-management restaurant positions. Our executive officers have an average of 25 years of experience in the restaurant industry.
In a competitive labor market, we have developed key recruitment and retention strategies that we believe have resulted in record-high internal engagement rates and industry-low turnover. Our internal promotion rate continues to climb as we focus on helping our team members turn their restaurant jobs into lasting careers. These career paths are made possible by a number of development programs, including Best You EDU, a no-cost education program providing foundational learning, ESL, GED, and associate’s degree programs, and the Certified Shift Leader program which is accredited as an apprenticeship through the National Restaurant Association Education Foundation and United States Department of Labor, and is intended to give hourly team members a clear path into management. While developing these programs, we have simultaneously launched all-new digital training for team members at all levels of the Company that uses digital technology and innovative learning methodologies to set our team members up for success as part of our commitment to develop future leaders in the restaurant industry.
The majority of our team members, outside of restaurant management and restaurant support and corporate personnel, are paid on an hourly basis. We stand firm in the belief that we provide competitive working conditions and wages favorable to other companies in our industry. Our team members are not covered by any collective bargaining agreements.
Cyber Security
During fiscal 2018, we issued a public statement that malware had been discovered at certain Chili’s restaurants that resulted in unauthorized access or acquisition of customer payment card data. For further information about this cyber security incident refer to Note 15 - Commitments and Contingencies presented within the Notes to the Consolidated Financial Statements attached as part of Exhibit 13 of this filing.

Trademarks
We have registered or have pending, among other marks, “Brinker International”, “Chili’s”, “Chili’s Too”, “Maggiano’s”, and “Maggiano’s Little Italy”, as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain an internet website with the address of http://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. The SEC also maintains an internet website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished with the SEC.
In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Code of Conduct - Making People Feel Special, and Policy Governing the Improper Use of Materials. The information contained on our website is not a part of this Annual Report on Form 10-K.
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
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict. If we are unable to compete effectively, our gross sales, guest traffic and profitability may decline.
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
The restaurant industry is dependent upon consumer discretionary spending, which may be negatively affected by global and domestic economic conditions, such as: slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, and changes in government and central bank monetary policies. If economic conditions negatively affect consumer incomes, then discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures. There is no assurance that any governmental plans related to the economy to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, consumer incomes or consumer spending.
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
We are subject to extensive federal, state, local and international laws and regulations, which vary from jurisdiction to jurisdiction and which increase our exposure to litigation and governmental proceedings. Among other laws and regulations, we are subject to laws and regulations relating to the design and operation of facilities, minimum wage, licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies, nutritional content and menu labeling, including the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in guest behavior resulting from implementation of these laws.
We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure this will not occur in the future. In particular, the United States and other foreign governments have increased focus on environmental matters such as climate change, greenhouse gases and water conservation. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.
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

In the fourth quarter of fiscal 2019, we executed a letter of intent to acquire 116 Chili’s restaurants owned by ERJ Dining, a franchisee, located in the Midwest United States. This acquisition is expected to be completed in the first quarter of fiscal 2020, and represents an opportunity to create value for our shareholders and generate additional earnings and cash flow growth. We remain committed to supporting the growth of our existing franchisees. These restaurants have historically had lower annual average sales volumes. We plan to integrate the acquired restaurants into our Chili’s operations structure and to roll out processes to improve sales and margins. We also expect to remodel these restaurants and leverage technology investments in the restaurants. There is no assurance that these initiatives will achieve the sales growth and margin improvements for which we have planned with respect to this acquisition, and may adversely impact our future profitability if not met.
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
Our partnership with DoorDash is subject to risks, and our ability to grow sales through delivery orders is uncertain.
Our strategy for growth in fiscal year 2020 is dependent in part on increased sales from guests that want our food delivered to them. In the fourth quarter of fiscal year 2019, we entered into an agreement with DoorDash that allows DoorDash to be the exclusive third party delivery provider for Chili’s and Maggiano’s. We currently rely on DoorDash for the ordering and payment platforms that receive guest orders and that send orders directly to our point of sale system. These platforms could be damaged or interrupted by technological failures, cyber-attacks or other factors, which may adversely impact our sales through these channels. DoorDash generally fulfills delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage in drivers that are willing and available to make deliveries from our restaurants.
Because we have partnered exclusively with DoorDash, our delivery business and growth expectations may be negatively impacted if DoorDash is not able to effectively compete with other restaurant delivery providers for end consumers, capital, and delivery drivers or DoorDash ceases or reduces operations. Delivery, as well as other DoorDash offerings that we may test, are relatively new services, and it is difficult for us to anticipate the level of sales they may generate, operational challenges we may face or the experiences our guests will have with these offerings. These factors may adversely impact our sales and our brand reputation. We also incur additional costs associated with delivery orders, and it is possible that these orders could cannibalize more profitable in-restaurant visits or carry out orders.

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
There has been a marked increase in the use of social media and similar platforms which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and may harm our performance, prospects or business, regardless of the information’s accuracy.
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
We are exposed to risks related to cyber security and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business, and a significant portion of our restaurant sales are by credit or debit cards. If our technology systems, or those of third party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
To conduct our operations, we regularly move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. As further described below, the Company experienced a cyber security incident at some Chili’s locations in fiscal 2018. As a result of the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future cyber-attacks or data loss. In addition, we expect the cost to maintain cyber liability insurance in the future will materially increase as a result of the incident.
We have incurred and in the future may incur costs and reputational harm resulting from the unauthorized access or acquisition of confidential consumer information related to our electronic processing of credit and debit card transactions.
On May 12, 2018, we issued a public statement notifying guests that we had discovered that credit and debit card numbers and related payment card information may have been acquired from Chili’s locations without authorization as a result of a malware attack. The Company engaged third-party forensic firms and cooperated with law enforcement to investigate the matter. Based on the investigation of our third-party forensic experts, we believe most Company-owned Chili’s restaurants were impacted by the malware during time frames that vary by restaurant, but we believe in each case began no earlier than March 21, 2018 and ended no later than April 22, 2018.
As a result of the incident, we have been assessed with financial responsibility by certain payment card companies for card issuer losses, card replacement costs and other charges issued by payment card companies. In addition, we are the defendant in a purported class action lawsuit, alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiffs, causing those individuals to suffer financial losses. We may also be subject to fines and penalties imposed by state and federal regulators relating to or arising out of the incident. In the future we may become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also become subject to additional lawsuits or proceedings relating to the incident. While we do not acknowledge responsibility to pay any such amounts imposed or demanded, these proceedings and demands may result in significant related settlement costs.
Since the incident, through June 26, 2019, we have incurred costs of $4.2 million related to the cyber security incident, and expect to incur significant legal and professional services expenses associated with the incident in future periods. Although we maintain cyber liability insurance, we are not able to reliably forecast all of the losses that may occur as a result of the incident or whether such costs will be covered by insurance. It is possible that our losses will be in excess of our cyber liability insurance coverage applicable to the incident. If losses exceed our cyber liability insurance coverage such excess losses could have a material adverse effect on our financial condition or results of operations in future periods.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, droughts and hurricanes; shortages in the availability of truck drivers; the inability of our suppliers to obtain credit in a tight credit market; trade barriers; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply-chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.

The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 21.6%, 13.8% and 11.7%, respectively, as of June 26, 2019. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations. For example, declines in oil prices may increase levels of unemployment and cause other economic pressures that result in lower sales and profits at our restaurants in oil market regions of Texas and surrounding areas.
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
We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in international markets; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisees’ failure to comply with food quality and preparation requirements.
Additionally, our international franchisees are subject to risks not encountered by our domestic franchisees, and royalties paid to us may decrease if their businesses are negatively impacted. These risks include:

•	difficulties in achieving consistency of product quality and service as compared to United States operations;

•	changes to recipes and menu offerings to meet cultural norms;

•	challenges to obtain adequate and reliable supplies necessary to provide menu items and maintain food quality; and

•	differences, changes or uncertainties in economic, regulatory, legal, cultural, social and political conditions.
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
We have experienced impact from inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses on regional and national levels, including through suppliers putting pressure on margins by passing on higher prices for petroleum-based fuels. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. We cannot ensure, however, we will be able to continue to recover increases in operating expenses due to inflation in this manner.
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

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expenses, hinder execution of investment strategy and impact our stock price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 26, 2019, our system of Company-owned and franchised restaurants included 1,665 restaurants. During 2019, our first Maggiano’s franchise location opened in the United States. The below table contains a breakdown of our portfolio of restaurants by brand and by domestic versus international location:

	June 26, 2019
	Domestic	International	Total
Chili’s
Company-owned	944	5	949
Franchise	298	365	663
	1,242	370	1,612
Maggiano’s
Company-owned	52	—	52
Franchise	1	—	1
	53	—	53
System-wide	1,295	370	1,665

Our Company-owned and franchise restaurants are located in 49 states and Washington, D.C. We and our franchisees also have restaurants in two territories outside of the United States, Guam and Puerto Rico, and 29 countries: Canada, Chile, China, Costa Rica, Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Indonesia, Japan, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Panama, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Taiwan, Tunisia and United Arab Emirates.

June 26, 2019
	Domestic	International
	No. of States	No. of countries and U.S. territories
Chili’s	49	31
Maggiano’s	23 & D.C.	—
Restaurant Property Information
The following table illustrates the approximate dining capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	4,300-6,000	8,000-24,800
Dining seats	150-250	260-900
Dining tables	35-54	35-150
During fiscal 2019, we completed sale leaseback transactions of 152 restaurant properties. Refer to Note 3 - Sale Leaseback Transactions of the Consolidated Financial Statements for further details related to the sale leaseback transactions. As of June 26, 2019, we continue to own property for 41 of the 1,001 Company-owned restaurants locations. The related book value of the owned 41 restaurant locations as of June 26, 2019 includes land of $32.5 million and the net book value of buildings totaled $16.1 million.
As of June 26, 2019, the other 960 restaurant locations were leased by us and the net book value of the buildings and leasehold improvements was $496.5 million. The 960 leased restaurant locations can be categorized as follows: 672 are ground leases (where we lease land only, but own the building) and 288 are retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants are leased for an initial lease term which is typically ten to twenty years, with one or more renewal terms typically ranging from one to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
During fiscal 2019, we moved to our new corporate headquarters location where we lease approximately 216,300 square feet. Also, during fiscal 2019, we fully relinquished possession of the sold portion of our previous headquarter location consisting of 108,000 square feet, and ceased to use the leased portion of previous headquarter location consisting of 198,000 square. Refer to Note 3 - Sale Leaseback Transactions of the Consolidated Financial Statements for further details.
ITEM 3. LEGAL PROCEEDINGS
This information is set forth in Note 15 - Commitments and Contingencies to our Consolidated Financial Statements attached as part of Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”. As of August 12, 2019, there were 464 holders of record of our common stock.
Comparison of Five Year Cumulative Total Return
The graph below matches Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index.

	2015	2016	2017	2018	2019
Brinker International	$115.41	$95.08	$80.86	$109.63	$87.62
S&P 500	$107.42	$111.71	$131.70	$150.64	$166.33
S&P Restaurants(1)	$113.90	$125.93	$151.75	$150.83	$223.34

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Starbucks Corporation and Yum! Brands, Inc.

The graph above assumes a $100 initial investment and the reinvestment of dividends in our stock and each of the indexes on June 25, 2014 and June 30, 2014, respectively, and its relative performance is tracked through June 26, 2019. The values shown are neither indicative nor determinative of future performance.
Share Repurchase Program
We continue to maintain our share repurchase program. In the fourth quarter of fiscal 2019, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 28, 2019 through May 1, 2019	—	$—	—	$197.8
May 2, 2019 through May 29, 2019	0.0	$43.48	—	$197.8
May 30, 2019 through June 26, 2019	0.0	$38.24	—	$197.8
Total	0.0	$43.13	—

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2019, 1.0 thousand shares were tendered by team members at an average price of $43.13.

(2)	The final amount shown is as of June 26, 2019.
ITEM 6. SELECTED FINANCIAL DATA
This information is set forth in the section “Selected Financial Data” in our 2019 Annual Report to Shareholders presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report to Shareholders presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the section “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report to Shareholders presented within Exhibit 13 to this document. We incorporate that information in this document by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please refer to the “Consolidated Financial Statements” attached as part of Exhibit 13 to this document. We incorporate those financial statements in this document by reference.
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 26, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 26, 2019, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are in our 2019 Annual Report to Shareholders and are presented within Exhibit 13 to this document. We incorporate our report in this document by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
If you would like information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, you should read the sections entitled “Election of Directors - Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.
The Board of Directors has adopted a code of ethics that applies to all of the members of Board of Directors and all of our team members, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://www.brinker.com/corp_gov/ethical_business_policy.html. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics will be posted on our website within four business days of such amendment or waiver. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
For information about our executive compensation, refer to the section entitled “Executive Compensation—Compensation Discussion and Analysis” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information about our security ownership of certain beneficial owners and management and related stockholder matters, refer to the sections “Directors’ Compensation”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information about certain relationships and related transactions, refer to the section “Certain Relationships and Related Transactions” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.
For information about the independence of our non-management directors and the composition of the Audit Committee, Compensation Committee and Governance and Nominating Committee, refer to the sections entitled “Director Independence” and “Committees of the Board of Directors” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information about principal accountant fees and services, refer to the section “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 annual meeting of shareholders. We incorporate that information in this document by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
We make reference to the Table of Contents to Consolidated Financial Statements attached to this document on page F-1 of Exhibit 13 for a listing of all financial statements attached as Exhibit 13 to this document.
(a)(2) Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(a)(3) Exhibits
We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture dated as of April 30, 2013 between the Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture dated as of May 15, 2013 between the Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)

4(e)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
4(f)	Description of Registered Securities*
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(6)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants(7)
10(c)
Credit Agreement dated as of March 12, 2015, by and among the Registrant, Brinker Restaurant Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Regions Capital Markets, a Division of Regions Bank, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Regions Bank, Compass Bank, Wells Fargo Bank, National Association, The Bank of Tokyo - Mitsubishi UFJ, Ltd., U.S. Bank National Association and Greenstone Farm Credit Services(8)

10(d)
Second Amendment to Credit Agreement dated September 13, 2016, by and among the Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Regions Bank, Compass Bank, Greenstone Farm Credit Services ACA, SunTrust Bank, and Barclays Bank PLC(9)

10(e)
Third Amendment to Credit Agreement dated April 30, 2018, by and among the Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Florida, Inc., Brinker Texas, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Bank, Ltd., SunTrust Bank, U.S. Bank National Association, Barclays Bank PLC, Regions Bank, Compass Bank, and Associated Bank National Association.(10)

10(f)	Registrant’s 2017 Performance Share Plan Description(11)
10(g)	CEO Severance and Change in Control Agreement(12)
10(h)	Executive Severance Benefits Plan and Summary Plan Description(12)
10(i)	NEO Change in Control Severance Agreement(12)
10(j)	Registrant’s Performance Share Plan Description*
10(k)	Registrant’s Terms of Stock Option Award*
10(l)	Registrant’s Terms of Retention Stock Unit Award*
10(m)	Registrant’s Terms of Restricted Stock Unit Award*
10(n)	Registrant’s Terms of Special Equity Award(13)
10(o)	Registrant’s Maggiano’s Performance Share Plan Description*
13	2019 Annual Report to Shareholders*
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2019 is formatted in Inline XBRL.
*    Filed herewith.

(1)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to annual report on Form 10-K for year ended June 27, 2018 and incorporated herein by reference.

(3)	Filed as an exhibit to current report on Form 8-K dated May 15, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252, and incorporated herein by reference.

(5)	Filed as an exhibit to current report on Form 8-K dated September 23, 2016 and incorporated herein by reference.

(6)	Filed as an Appendix A to Proxy Statement of Registrant filed on October 5, 2018 and incorporated herein by reference.

(7)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended December 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to current report on Form 8-K dated March 12, 2015 and incorporated herein by reference.

(9)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended September 28, 2016 and incorporated herein by reference.

(10)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 28, 2018 and incorporated herein by reference.

(11)	Filed as an exhibit to current report on Form 8-K dated August 18, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to quarterly report on Form 10-Q for quarter ended March 29, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to annual report on Form 10-K for year ended June 28, 2017 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor Executive Vice President and Chief Financial Officer
Dated: August 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 22, 2019.

Name	Title
/S/ WYMAN T. ROBERTS	Chief Executive Officer and President of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ JOSEPH G. TAYLOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ JOHN W. CHIDSEY	Director
John W. Chidsey

/S/ CINDY L. DAVIS	Director
Cindy L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ MICHAEL A. GEORGE	Director
Michael A. George

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade