Form 10-Q
period 2019-09-25
BRINKER INTERNATIONAL, INC
filed 2019-10-30
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 25, 2019
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DE				75-1914582
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3000 Olympus Blvd
Dallas	TX			75019
(Address of principal executive offices)				(Zip Code)
		(972)	980-9917
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol(s)	Name of exchange on which registered	Outstanding at October 25, 2019
Common Stock, $0.10 par value	EAT	NYSE	37,371,338 shares

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Revenues
Company sales	$763.9	$728.3
Franchise and other revenues	22.1	25.5
Total revenues	786.0	753.8
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	203.8	191.9
Restaurant labor	268.5	256.3
Restaurant expenses	207.3	199.0
Company restaurant expenses	679.6	647.2
Depreciation and amortization	38.1	37.0
General and administrative	38.0	33.8
Other (gains) and charges	(0.9)	(11.1)
Total operating costs and expenses	754.8	706.9
Operating income	31.2	46.9
Interest expenses	14.9	15.6
Other (income), net	(0.5)	(0.8)
Income before provision for income taxes	16.8	32.1
Provision for income taxes	1.9	5.7
Net income	$14.9	$26.4

Basic net income per share	$0.40	$0.65

Diluted net income per share	$0.39	$0.64

Basic weighted average shares outstanding	37.5	40.4

Diluted weighted average shares outstanding	38.1	41.1

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.2)	$0.3
Other comprehensive income (loss)	(0.2)	0.3
Comprehensive income	$14.7	$26.7

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 25, 2019	June 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$29.0	$13.4
Accounts receivable, net	48.3	55.0
Inventories	25.6	23.2
Restaurant supplies	51.8	47.1
Prepaid expenses	17.6	23.7
Income taxes receivable, net	1.4	14.6
Total current assets	173.7	177.0
Property and equipment, at cost
Land	34.9	33.4
Buildings and leasehold improvements	1,539.5	1,454.6
Furniture and equipment	779.0	757.5
Construction-in-progress	22.5	19.2
	2,375.9	2,264.7
Less accumulated depreciation and amortization	(1,535.9)	(1,509.6)
Net property and equipment	840.0	755.1
Other assets
Operating lease assets (Note 3)	1,192.3	—
Goodwill (Note 2)	189.7	165.5
Deferred income taxes, net (Note 3)	45.5	112.0
Intangibles, net	24.3	22.3
Other	25.5	26.4
Total other assets	1,477.3	326.2
Total assets	$2,491.0	$1,258.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$105.2	$97.5
Gift card liability	97.5	100.9
Accrued payroll	69.9	82.1
Operating lease liabilities (Note 3)	119.2	—
Other accrued liabilities	124.6	141.1
Total current liabilities	516.4	421.6
Long-term debt and finance leases, less current installments	1,313.8	1,206.6
Long-term operating lease liabilities, less current portion (Note 3)	1,189.1	—
Deferred gain on sale leaseback transactions (Note 3)	—	255.3
Other liabilities (Note 3)	56.8	153.0
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 176.2 million shares issued and 37.4 million shares outstanding at September 25, 2019, and 176.2 million shares issued and 37.5 million shares outstanding at June 26, 2019)	17.6	17.6
Additional paid-in capital	525.1	522.0
Accumulated other comprehensive loss	(5.8)	(5.6)
Retained earnings	2,967.4	2,771.2
Treasury stock, at cost (138.8 million shares at September 25, 2019, and 138.7 million shares at June 26, 2019)	(4,089.4)	(4,083.4)
Total shareholders’ deficit	(585.1)	(778.2)
Total liabilities and shareholders’ deficit	$2,491.0	$1,258.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Cash flows from operating activities
Net income	$14.9	$26.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	38.1	37.0
Stock-based compensation	7.1	3.6
Restructure charges and other impairments	(3.2)	1.9
Net loss (gain) on disposal of assets	0.3	(13.6)
Other	0.6	0.8
Changes in assets and liabilities:
Accounts receivable, net	7.0	7.9
Inventories	0.1	0.8
Prepaid expenses	5.9	(6.3)
Operating lease assets, net of liabilities	(1.7)	—
Deferred income taxes, net	1.3	(76.1)
Other assets	(0.5)	(0.5)
Accounts payable	2.8	(5.1)
Gift card liability	(6.1)	(4.6)
Accrued payroll	(12.1)	(11.9)
Other accrued liabilities	19.7	12.5
Current income taxes	12.3	77.5
Other liabilities	0.1	(0.7)
Net cash provided by operating activities	86.6	49.6
Cash flows from investing activities
Payments for property and equipment	(20.5)	(31.2)
Payments for franchise restaurant acquisitions	(96.2)	—
Proceeds from sale of assets	0.2	—
Proceeds from note receivable	0.7	0.7
Insurance recoveries	—	1.4
Proceeds from sale leaseback transactions, net of related expenses	—	447.6
Net cash (used in) provided by investing activities	(115.8)	418.5
Cash flows from financing activities
Borrowings on revolving credit facility	299.0	204.0
Payments on revolving credit facility	(227.0)	(549.0)
Purchases of treasury stock	(11.3)	(105.5)
Payments of dividends	(14.8)	(16.2)
Payments on long-term debt	(2.4)	(1.8)
Proceeds from issuances of treasury stock	1.3	0.5
Net cash provided by (used in) financing activities	44.8	(468.0)
Net change in cash and cash equivalents	15.6	0.1
Cash and cash equivalents at beginning of period	13.4	10.9
Cash and cash equivalents at end of period	$29.0	$11.0

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements (Unaudited) as of September 25, 2019 and June 26, 2019, and for the thirteen week periods ended September 25, 2019 and September 26, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 25, 2019, we owned, operated or franchised 1,672 restaurants, consisting of 1,118 company-owned restaurants and 554 franchised restaurants, located in the United States, 28 countries and two United States territories.
Basis of Presentation
The preparation of the Consolidated Financial Statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements (Unaudited), and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.
The foreign currency translation adjustment included in Comprehensive income in the Consolidated Statements of Comprehensive Income (Unaudited) represents the unrealized impact of translating the financial statements of our Canadian restaurants from Canadian dollars to United States dollars. This amount is not included in Net income and would only be realized upon disposition of our Canadian restaurants. The related Accumulated other comprehensive loss (“AOCL”) is presented in the Consolidated Balance Sheets (Unaudited).
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to the Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our June 26, 2019 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts within the Notes to the Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
New Accounting Standards Implemented
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The updates also require additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2018, which required us to adopt these provisions in the first quarter of fiscal 2020. Refer to Note 3 - Leases for disclosures about our adoption.
The impact of additional accounting standard updates that have not yet been adopted can be found at Note 15 - Effect of New Accounting Standards.

2. CHILI’S RESTAURANT ACQUISITION
On September 5, 2019, we completed the acquisition of certain assets and liabilities relating to 116 franchised Chili’s restaurants, owned by a franchisee, located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total purchase price of $99.0 million, excluding post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of purchase. The assets and liabilities of these restaurants were recorded at their preliminary fair values and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The final purchase price allocation is expected to be completed during the second quarter of fiscal 2020.
The acquired restaurants are expected to generate approximately $300.0 million of annualized revenues which will be partially offset by the loss of average annualized royalty and advertising revenues of approximately $22.0 million. During the three week period ended September 25, 2019, these restaurants generated $15.3 million of revenue.
A net acquisition-related gain of $0.5 million was recorded during the thirteen week period ended September 25, 2019 to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). The net gain consisted of $2.6 million of franchise deferred revenue balances that were fully recognized at date of sale, partially offset by $1.5 million of professional services and transaction costs associated with the purchase, and $0.6 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments, also fully recognized at the date of purchase.
The fair value of tangible and intangible assets acquired was primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. These inputs represent Level 3 fair value measurements as defined under GAAP. The preliminary amounts recorded for the fair value of acquired assets and liabilities at the acquisition date are as follows:

Fair Value September 5, 2019
Current assets(1)	$7.3
Property and equipment	60.6
Operating lease assets	163.7
Reacquired franchise rights(2)	6.5
Goodwill(3)	24.3
Other assets	1.1
Total assets acquired	263.5
Current liabilities(4)	10.2
Operating lease liabilities, less current portion	158.3
Total liabilities assumed	168.5
Net assets acquired(5)	$95.0

(1)	Current assets included petty cash, inventory, and restaurant supplies.

(2)	Reacquired franchise rights have a weighted average amortization period of approximately 8 years.

(3)
Goodwill of $24.3 million is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities, and the benefit of the assembled workforce of the acquired restaurants.

(4)	Current liabilities included current portion of operating lease liabilities, gift card liability and accrued property tax.

(5)
Net assets acquired at fair value is equal to total purchase price of $99.0 million, less $1.6 million of closing adjustments and $2.8 million allocated to prepayment of leases entered into between us and the franchisee (refer to Note 3 - Leases for more information), partially offset by $0.4 million related to favorable market valuation adjustment recognized on pre-existing subleases that were terminated on the transaction date.

3. LEASES
As of September 25, 2019, 1,075 of our 1,118 company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but own the building) or retail leases (where we lease the land/retail space and building). Our leased restaurants are leased for an initial lease term which is typically 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain technology and other restaurant equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Adoption of ASC 842
Transition and Practical Expedient Elections
We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from the previous guidance ASC Topic ASC 840, Leases (“Legacy GAAP”) effective June 27, 2019, the first day of fiscal 2020. We adopted ASC 842 using the alternative transition method, such that our fiscal 2020 Consolidated Financial Statements (Unaudited) reflect ASC 842, while our prior period Consolidated Financial Statements (Unaudited) were prepared under Legacy GAAP and have not been restated. In connection with the adoption of ASC 842, we also elected the following practical expedients and policies:

•
Package of practical expedients - the election of this package allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease, for any leases that existed prior to adoption of ASC 842.

•
Combine lease and non-lease components policy - we elected for all classes of underlying leased assets to account for lease and non-lease components (such as common area maintenance) and include executory costs (such as property taxes and insurance) to combine as a single lease component.

•
Short-term lease policy - we elected the short-term lease exemption from balance sheet recognition for all classes of underlying assets with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Short-term leases are expensed as incurred in Restaurant expenses in the Consolidated Statements of Comprehensive Income (Unaudited)

We did not elect the hindsight practical expedient that permitted a reassessment of lease terms for existing leases.
Lease Accounting Policy under ASC 842
ASC 842 requires lessees to recognize on the balance sheet at lease commencement the lease assets and related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months. The lease term commences on the date the lessor makes the underlying property available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain.
Upon adoption, our lease liability will generally be based on the present value of the lease payments, consisting of fixed costs and certain rent escalations, using our incremental borrowing rate applicable to the lease term. The right-of-use lease asset will generally be based on the lease liability, adjusted for amounts related to other lease-related assets and liabilities. Our adjustments include prepaid rent, straight-line rent for timing differences between payment streams and lease term, landlord contributions that are recorded when received as a reduction to the asset, and favorable / unfavorable lease purchase price adjustments. Additionally, upon adoption, we also recorded partial impairments of right-of-use assets with an adjustment to Retained earnings for certain properties.
The interest rates used in our lease contracts are not implicit. We have derived our incremental borrowing rate using the interest rate we would pay on our existing borrowings, adjusted for the effect of designating collateral and the lease terms. The reasonably certain lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the lease asset and liability.
The lease asset carrying amounts will be assessed for impairment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. We monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
Variable lease costs are expensed as incurred in Restaurant expenses in the Consolidated Statements of Comprehensive Income (Unaudited), and are not included in lease liabilities in the Consolidated Balance Sheets (Unaudited). Contingent rent represents payment of variable lease obligations based on a percentage of sales, as defined by the terms of the applicable lease, for certain restaurant facilities and is recorded at the point in time we determine that it is probable that such sales levels will be achieved. Additionally, we have certain leases which periodically reset to a specified index, such leases are initially recorded using the index that existed at lease commencement. Subsequent index changes are recorded as variable rental payments. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease costs.
We sublease certain leased properties, typically related to closed or refranchised restaurants. The income from the sublease is recorded in Other (income), net in the Consolidated Statements of Comprehensive Income (Unaudited).
Operating lease expenses are recognized on a straight-line basis over the lease term in Restaurant expenses for restaurant facilities, or General and administrative for our corporate headquarters, in the Consolidated Statements of Comprehensive Income (Unaudited), respectively. Operating lease expenses associated with subleased leased properties are recognized on a straight-line basis over the lease term in Other (income), net in the Consolidated Statements of Comprehensive Income (Unaudited).
Finance lease expenses are recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term and the expenses are recognized in Depreciation and amortization in the Consolidated Statements of Comprehensive Income (Unaudited). Interest on each finance lease liability is recorded to Interest expenses in the Consolidated Statements of Comprehensive Income (Unaudited).

Financial Statement Impact of ASC 842 Adoption
The adoption of ASC 842 represents a change in accounting principle. The adoption did not have a significant impact on the Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Upon adoption, there was a material increase in Total assets and Total liabilities in the Consolidated Balance Sheet primarily due to the recognition of operating lease assets and related lease liabilities where we are the lessee. The table below reflects the balance sheet adoption impact related to ASC 842 as an adjustment at June 27, 2019, the first day of fiscal 2020 (condensed, unaudited):

	Legacy GAAP	ASC 842 Cumulative Adjustments	ASC 842
	June 26, 2019		June 27, 2019
ASSETS
Current assets(1)	$177.0	$0.3	$177.3
Other assets
Operating lease assets(2)	—	1,034.3	1,034.3
Deferred income taxes, net(3)	112.0	(65.1)	46.9
Intangibles, net(1)	22.3	(4.1)	18.2
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Operating lease liabilities(4)	—	110.8	110.8
Other accrued liabilities(1)(5)	141.1	(38.3)	102.8
Long-term operating lease liabilities, less current portion(4)	—	1,044.9	1,044.9
Deferred gain on sale leaseback transactions(5)	255.3	(255.3)	—
Other liabilities(1)	153.0	(92.6)	60.4
Retained earnings	2,771.2	195.9	2,967.1

(1)	The following prior lease balances were reclassified into Operating lease assets upon adoption of ASC 842:

–	Current assets included the prepaid rent adjustment.

–	Intangibles, net included the favorable lease asset position adjustment.

–
Other accrued liabilities and Other liabilities balances related to the current and long-term portions of straight-line rent balances, unfavorable lease liability positions, exit-related lease accruals, and landlord contributions adjustments.

Additionally, Other accrued liabilities included $19.3 million of deferred gain on sale leaseback transactions that was eliminated as a cumulative effect adjustment to Retained earnings upon adoption, refer to (5) below for more details. Refer to Note 10 - Accrued and Other Liabilities for June 26, 2019 balance details.

(2)
Operating lease assets represents the capitalization of operating lease right-of-use assets equal to the amount of recognized operating lease liability as described in (4) below, adjusted by the net carrying amounts described in (1) above, and $15.5 million related to certain operating lease assets for restaurant facilities previously fully impaired under our long-lived asset impairment policy that were recorded to Retained earnings.

(3)
Deferred income taxes, net was reduced by $3.5 million related to the impact of adopting ASC 842 and recording the operating lease assets and liabilities, and $68.6 million related to the elimination of the deferred gain on sale leaseback transactions as described in (5) below.

(4)
Operating lease liabilities, both current and long-term, represents the liabilities based on the present value of the lease payments, consisting of fixed costs and certain rent escalations, using our incremental borrowing rate applicable to the lease term.

(5)
Deferred gain on sale leaseback transactions balance of $255.3 million and the related short-term deferred gain balance recorded within Other accrued liabilities of $19.3 million, and the associated Deferred income taxes, net of $68.6 million as described in (3) above, were eliminated upon adoption into Retained earnings as required by the new lease accounting standard using the alternative transition method. No further gain will be amortized to Other gains and charges in the Consolidated Statements of Comprehensive Income effective fiscal 2020.

Lease Amounts Included in the Thirteen Week Period Ended September 25, 2019
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease asset and liabilities included in the Consolidated Balance Sheets (Unaudited):

	September 25, 2019
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$67.0	$1,192.3	$1,259.3

Current lease liabilities	10.2	119.2	129.4
Long-term lease liabilities	73.6	1,189.1	1,262.7
Total lease liabilities	$83.8	$1,308.3	$1,392.1

(1)
Finance lease assets are recorded in Property and equipment, at cost, and the related current and long-term lease liabilities are recorded within Other accrued liabilities and Long-term debt and finance leases, less current installments, respectively.

(2)
Operating lease assets are recorded in Operating lease assets, and the related current and long-term lease liabilities are recorded within Operating lease liabilities and Long-term operating lease liabilities, less current portion, respectively.

Consolidated Statement of Comprehensive Income Disclosure of Lease Amounts
The components of lease expense, including variable lease costs primarily consisting of rent based on a percentage of sales, common area maintenance charges and real estate taxes, and short-term lease expenses for leases with lease terms less than twelve months are included in Consolidated Statements of Comprehensive Income (Unaudited) as follows:

Thirteen Week Period Ended September 25, 2019
Operating lease cost	$37.3
Finance lease amortization	2.7
Finance lease interest	0.9
Short-term lease cost	0.2
Variable lease cost	13.3
Sublease (income)	(1.2)
Total lease costs, net	$53.2

Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows (Unaudited) is as follows:

Thirteen Week Period Ended September 25, 2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities
Operating leases	$40.3
Finance leases	0.9
Cash flows from financing activities
Cash paid for amounts included in the measurement of lease liabilities
Finance leases	2.4
Non-cash lease assets obtained in exchange for new lease liabilities
Operating leases	187.1
Finance leases	37.7

Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

	September 25, 2019
	Finance Leases	Operating Leases
Weighted average remaining lease term	11.3 years	12.1 years
Weighted average discount rate	5.4%	4.3%

Lease Maturity Analysis
As of September 25, 2019, accounted for and presented under ASC 842 guidance, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	September 25, 2019
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
Remainder of 2020	$10.9	$127.7	$(3.5)
2021	13.1	170.0	(4.6)
2022	11.5	161.4	(4.5)
2023	10.1	150.6	(3.5)
2024	9.5	140.8	(2.5)
Thereafter	58.4	969.6	(8.5)
Total minimum lease payments	113.5	1,720.1	$(27.1)
Less: Imputed interest	29.7	411.8
Present value of lease liability	$83.8	$1,308.3

As of June 26, 2019, as previously disclosed in our fiscal 2019 Form 10-K under Legacy GAAP, undiscounted future minimum lease payments on both capital and operating leases were as follows:

	June 26, 2019
Fiscal Year	Capital Leases	Operating Leases(2)
2020	$12.3	$156.8
2021	10.1	154.5
2022	8.2	148.6
2023	6.7	137.7
2024	6.0	127.6
Thereafter	17.4	771.7
Total minimum lease payments(1)	60.7	$1,496.9
Imputed interest (average rate of 6.18%)	(12.3)
Present value of minimum lease payments	48.4
Less current capital lease obligations	(9.7)
Long-term capital lease obligations	$38.7

(1)
Total minimum lease payments were not reduced by minimum sublease rentals to be received in the future under non-cancelable subleases. The total of undiscounted future sublease rentals was approximately $22.0 million and $14.6 million for capital and operating subleases, respectively, as of June 26, 2019.

(2)
Operating lease expenses for the fifty-two weeks ended June 26, 2019, recorded under Legacy GAAP, totaled $158.6 million, which included $141.7 million for straight-lined minimum rent, $3.3 million for contingent rent, and $13.6 million of other rent-related expenses.

Significant Changes in Leases during the Period
As part of the Chili’s restaurant acquisition, we assumed and entered into 91 new operating leases included in the balances for the thirteen week period ended September 25, 2019. The leases were recorded net of preliminary purchase price accounting adjustments and prepaid rent. At September 25, 2019, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $172.6 million, Operating lease liabilities of $5.0 million, and Long-term operating lease liabilities, less current portion of $164.5 million.
Additionally related to this transaction, we entered into 11 new finance leases with the initial terms of approximately 11 years, plus renewal options. At September 25, 2019, the balances associated with these finance leases in the Consolidated Balance Sheets (Unaudited) include Buildings and leasehold improvements of $23.7 million, Other accrued liabilities of $0.6 million, and Long-term debt and finance leases, less current installments of $23.0 million. Refer to Note 2 - Chili’s Restaurant Acquisition for information about the acquisition.
Pre-Commencement Leases
In the thirteen week period ended September 25, 2019, we executed one finance lease for Chili’s table-top devices with an initial term of 3 years plus one 3-year renewal option. This lease will commence over the course of fiscal 2020 as we receive the related devices. The undiscounted fixed payments over the initial term, net of lease incentives is $20.4 million. Additionally, we have executed 5 leases for new Chili’s locations with undiscounted fixed payments over the initial term of $15.5 million. These leases are expected to commence during fiscal 2020 and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.

Fiscal 2019 Sale Leaseback Transactions
Restaurant Properties Sale Leaseback Transactions
In the thirteen week period ended September 26, 2018, we completed sale leaseback transactions of 141 restaurant properties sold for aggregate consideration of $455.7 million. The balances attributable to the restaurant assets sold included Land of $103.6 million, Buildings and leasehold improvements of $217.6 million, certain fixtures included in Furniture and equipment of $9.3 million, and Accumulated depreciation of $163.9 million. The total gain was $289.1 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases are for 15 years, plus renewal options at our discretion. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases were recognized on a straight-line basis over the lease terms under Legacy GAAP during fiscal 2019. As of June 26, 2019, the straight-line rent accrual balance of $62.3 million was included in Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets (Unaudited) which included $2.8 million of straight-line rent accrual associated with these operating leases. The straight-line rent accrual balance was eliminated upon adoption of ASC 842 effective June 27, 2019, the first day of fiscal 2020, as previously discussed in this footnote.
Gain and Deferred Gain Recognition
We recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen week period ended September 26, 2018, $20.1 million of the gain was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). As of June 26, 2019, the remaining balance of the deferred gain of $274.6 million was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets (Unaudited). The deferred gain balance was eliminated through the cumulative effect adjustment to Retained earnings effective June 27, 2019, the first day of fiscal 2020, upon adoption of ASC 842. Refer above for ASC 842 adoption details. For any future sale leaseback transactions under the ASC 842 guidance, the gain, adjusted for any off-market terms, will be recognized immediately in most cases.

4. REVENUE RECOGNITION
Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts, however under ASC 606, these future revenues are not yet determinable due to unsatisfied performance obligations based upon a sales-based measure.
The unrecognized fees received from franchisees are classified within Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets (Unaudited). A summary of significant changes to the related deferred balance during the thirteen week period ended September 25, 2019 is presented below, followed by the revenues expected to be recognized in the subsequent periods based on current information.

Deferred Development and Franchise Fees
Balance at June 26, 2019	$16.2
Additions	0.2
Amount recognized for Chili’s restaurant acquisition(1)	(2.6)
Amount recognized to Franchise and other revenues	(0.5)
Balance at September 25, 2019	$13.3

(1)
Deferred development and franchise fees remaining balance associated with 116 Chili’s restaurants acquired from a previous franchisee at the September 5, 2019 acquisition date were recognized in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited), refer to Note 2 - Chili’s Restaurant Acquisition for further details.

Fiscal Year	Development and Franchise Fees Revenue Recognition
Remainder of 2020	$0.8
2021	1.1
2022	1.0
2023	1.0
2024	1.0
Thereafter	8.4
$13.3

5. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Lease modification (gain)	$(3.1)	$—
Acquisition of franchise restaurants costs, net of (gains)	(0.5)	—
Remodel-related costs	0.7	0.5
Property damages, net of (insurance recoveries)	0.3	(0.8)
Corporate headquarters relocation charges	0.3	—
Restaurant closure charges	0.2	1.7
Foreign currency transaction (gain) loss	0.2	(0.8)
Severance and other benefit charges	0.2	—
Sale leaseback (gain), net of transaction charges	—	(13.3)
Accelerated depreciation of previous headquarters	—	0.5
Cyber security incident charges	—	0.4
Other	0.8	0.7
	$(0.9)	$(11.1)

Fiscal 2020

•	Lease modification (gain) of $3.1 million during the thirteen week period ended September 25, 2019 relates to the lease termination of a previously impaired Chili’s operating lease.

•
Acquisition of franchise restaurants costs, net of (gains) during the thirteen week period ended September 25, 2019 related to the 116 restaurants acquired from a franchisee, refer to Note 2 - Chili’s Restaurant Acquisition for details.

•	Remodel-related costs during the thirteen week period ended September 25, 2019 of $0.7 million were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•	Property damages, net of (insurance recoveries) during the thirteen week period ended September 25, 2019 consisted primarily of costs incurred for damages from Tropical Storm Imelda.

•	Corporate headquarters relocation charges of $0.3 million during the thirteen week period ended September 25, 2019 related to costs associated with the previous corporate headquarters location.

•	Restaurant closure charges of $0.2 million during the thirteen week period ended September 25, 2019 related to leases on certain closed restaurant locations.

•
Foreign currency transaction (gain) loss related to the CMR note denominated in pesos received from the sale of our equity interest in our Chili’s joint venture in Mexico during the second quarter of fiscal 2018. During the thirteen week period ended September 25, 2019, the value of the peso decreased as compared to the United States dollar resulting in a foreign currency transaction loss of $0.2 million.

•	Severance and other benefit charges during the thirteen week period ended September 25, 2019 related to the elimination of certain corporate headquarters positions.
Fiscal 2019

•
Sale leaseback (gain), net of transaction charges during the thirteen week period ended September 26, 2018 included gains of $20.1 million, associated with the transactions, less transaction costs incurred of $6.8 million related to professional services, legal and accounting fees. Refer to Note 3 - Leases for further details on this transaction.

•
Property damages, net of (insurance recoveries) during the thirteen week period ended September 26, 2018 included $0.9 million of insurance proceeds received related to a previously filed fire claim, partially offset by expenses incurred associated with storm damages at certain restaurant locations.

•
Foreign currency transaction (gain) loss during the thirteen week period ended September 26, 2018 included gains of $0.8 million resulting from the change in value of the Mexican peso as compared to that of the United States dollar on our Mexican peso denominated note receivable.

•
Restaurant closure charges during the thirteen week period ended September 26, 2018 included $1.7 million which were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•
Accelerated depreciation of previous headquarters during the thirteen week period ended September 26, 2018 included $0.5 million of depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed during the third quarter of fiscal 2019.

•
Remodel-related costs during the thirteen week period ended September 26, 2018 totaling $0.5 million were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Cyber security incident charges during the thirteen week period ended September 26, 2018 of $0.4 million were recorded related to professional services associated with our response to the fourth quarter fiscal 2018 incident that are not believed to be covered by our insurance coverage. Refer to Note 15 - Commitments and Contingencies for more information.

6. INCOME TAXES

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Effective income tax rate	11.3%	17.9%

The federal statutory tax rate for both periods was 21.0%. Our fiscal 2020 effective income tax rate for the thirteen week period ended September 25, 2019 was 11.3% due to the favorable impact of the FICA tax credit. Our fiscal 2019 effective income tax rate for the thirteen week period ended September 26, 2018 was 17.9% due to the favorable impact from the FICA tax credit, partially offset by the impact of the sale leaseback transactions. The sale leaseback transactions gains, as described in Note 3 - Leases, were recognized for tax purposes when the transaction was completed.
The effective income tax rate in the thirteen week period ended September 25, 2019 compared to the thirteen week period ended September 26, 2018 decreased 6.6%, primarily due to the impact of the sale leaseback transactions that occurred in the thirteen week period ended September 26, 2018.

7. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding is reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Basic weighted average shares outstanding	37.5	40.4
Dilutive stock options	0.1	0.2
Dilutive restricted shares	0.5	0.5
	0.6	0.7
Diluted weighted average shares outstanding	38.1	41.1

Awards excluded due to anti-dilutive effect on diluted net income per share	1.4	1.0

8. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise businesses. The Maggiano’s segment includes the results of our company-owned Maggiano’s restaurants as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include advertising fees, Maggiano’s banquet service charge income, gift card breakage, digital entertainment revenues, gift card equalization, delivery fee income, franchise and development fees, retail royalty revenues, merchandise income, and gift card discount costs from third-party gift card sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.

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

	Thirteen Week Period Ended September 25, 2019
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$677.5	$86.4	$—	$763.9
Royalties	11.8	0.1	—	11.9
Franchise fees and other revenues	6.3	3.9	—	10.2
Franchise and other revenues	18.1	4.0	—	22.1
Total revenues	695.6	90.4	—	786.0

Company restaurant expenses(2)	596.3	83.1	0.2	679.6
Depreciation and amortization	30.7	4.0	3.4	38.1
General and administrative	9.1	1.7	27.2	38.0
Other (gains) and charges	(1.6)	0.1	0.6	(0.9)
Total operating costs and expenses	634.5	88.9	31.4	754.8
Operating income (loss)	61.1	1.5	(31.4)	31.2
Interest expenses	0.9	—	14.0	14.9
Other, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before provision for income taxes	$60.4	$1.5	$(45.1)	$16.8

Segment assets(3)	$2,142.3	$251.8	$96.9	$2,491.0
Segment goodwill	151.3	38.4	—	189.7
Payments for property and equipment	16.1	2.3	2.1	20.5

	Thirteen Week Period Ended September 26, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$640.3	$88.0	$—	$728.3
Royalties	12.9	—	—	12.9
Franchise fees and other revenues	8.6	4.0	—	12.6
Franchise and other revenues	21.5	4.0	—	25.5
Total revenues	661.8	92.0	—	753.8

Company restaurant expenses(2)	563.1	83.9	0.2	647.2
Depreciation and amortization	30.5	4.0	2.5	37.0
General and administrative	8.8	1.7	23.3	33.8
Other (gains) and charges(4)	(12.3)	—	1.2	(11.1)
Total operating costs and expenses	590.1	89.6	27.2	706.9
Operating income (loss)	71.7	2.4	(27.2)	46.9
Interest expenses	1.0	0.1	14.5	15.6
Other, net	—	—	(0.8)	(0.8)
Income (loss) before provision for income taxes	$70.7	$2.3	$(40.9)	$32.1

Payments for property and equipment	$22.7	$3.2	$5.3	$31.2

(1)
Chili’s segment information for fiscal 2020 includes the results of operations and preliminary fair value of assets related to the 116 restaurants acquired effective September 5, 2019. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.

(2)	Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses including advertising expenses.

(3)	Segment assets for fiscal 2020 are presented in accordance with the newly adopted ASC 842 that now include Operating lease assets, refer to Note 3 - Leases for further details.

(4)
During the thirteen week period ended September 26, 2018, we completed sale leaseback transactions of 141 company-owned Chili’s restaurant properties. Chili’s recognized a $13.3 million gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 3 - Leases for further details.

9. DEBT
Long-term debt consists of the following:

	September 25, 2019	June 26, 2019
Revolving credit facility	$595.3	$523.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations (refer to Note 3 - Leases)	83.8	48.4
Total long-term debt	1,329.1	1,221.7
Less unamortized debt issuance costs and discounts	(5.1)	(5.4)
Total long-term debt and finance leases, less unamortized debt issuance costs and discounts	1,324.0	1,216.3
Less current installments of long-term debt and finance leases(1)	(10.2)	(9.7)
Long-term debt and finance leases, less current installments	$1,313.8	$1,206.6

(1)
Current installments of long-term debt and finance leases consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 10 - Accrued and Other Liabilities for further details.

Revolving Credit Facility
During the thirteen week period ended September 25, 2019, net borrowings of $72.0 million were drawn on the $1.0 billion revolving credit facility primarily to fund the acquisition of Chili’s restaurants (refer to Note 2 - Chili’s Restaurant Acquisition). As of September 25, 2019, $404.7 million of credit was available under the revolving credit facility.
Under the amended $1.0 billion revolving credit facility, the maturity date for $890.0 million of the facility was extended from March 12, 2020 to September 12, 2021 and the remaining $110.0 million remains due on March 12, 2020. The amended revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.000%. For a period of 180 days following the fiscal 2018 amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.700%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.375% for a total of 3.429%. One month LIBOR at September 25, 2019 was approximately 2.054%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates.

5.000% Notes
In fiscal 2017, we completed the private offering of $350.0 million of our 5.000% senior notes due October 2024 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The notes require semi-annual interest payments which began on April 1, 2017.
3.875% Notes
In fiscal 2013, we issued $300.0 million of 3.875% notes due in May 2023. The notes require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of September 25, 2019, we are in compliance with all financial covenants.
10. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	September 25, 2019	June 26, 2019
Property tax	$25.1	$17.3
Insurance	19.5	17.9
Dividends(1)	15.5	14.9
Sales tax	15.1	14.6
Interest	14.9	7.5
Current installments of finance leases	10.2	9.7
Deferred franchise and development fees (refer to Note 4 - Revenue Recognition)	1.4	1.4
Cyber security incident	0.5	0.8
Deferred sale leaseback gains(2)	—	19.3
Straight-line rent(2)	—	5.1
Landlord contributions(2)	—	2.7
Other(3)	22.4	29.9
	$124.6	$141.1

(1)
Dividends included the current dividend payable on shares outstanding and current dividends previously accrued related to restricted share awards that will vest in the next year. Other liabilities contains the dividends accrued related to restricted shares that will vest after one year period. Refer to Note 11 - Shareholders’ Deficit for further details.

(2)
Straight-line rent, and Landlord contributions balances were reclassified to Operating lease assets upon the adoption of ASC 842 during the thirteen week period ended September 25, 2019. Additionally, upon ASC 842 adoption, the Deferred sale leaseback gains was eliminated as a cumulative effect adjustment to Retained earnings. Refer to Note 3 - Leases for further details.

(3)
Other primarily consisted of accruals for utilities and services, banquet deposits for Maggiano’s events, certain exit-related lease accruals, rent-related expenses and other various accruals. During the thirteen week period ended September 25, 2019, accrual balances for certain exit-related lease accruals and rent-related expenses were reclassified to Operating lease assets upon the adoption of ASC 842 during the thirteen week period ended September 25, 2019. Refer to Note 3 - Leases for further details.

Other liabilities consist of the following:

	September 25, 2019	June 26, 2019
Insurance	$36.9	$36.8
Deferred franchise and development fees (refer to Note 4 - Revenue Recognition)	11.9	14.8
Unrecognized tax benefits	2.2	2.1
Straight-line rent(1)	—	57.2
Landlord contributions(1)	—	32.9
Unfavorable leases(1)	—	2.8
Other	5.8	6.4
	$56.8	$153.0

(1)
Straight-line rent, Landlord contributions, and Unfavorable leases balances were reclassified to Operating lease assets upon the adoption of ASC 842 during the thirteen week period ended September 25, 2019. Refer to Note 3 - Leases for further details.

11. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirteen week periods ended September 25, 2019 and September 26, 2018, respectively, were as follows:

	Thirteen Week Period Ended September 25, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Cumulative effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	$17.6	$525.1	$2,967.4	$(4,089.4)	$(5.8)	$(585.1)

	Thirteen Week Period Ended September 26, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Cumulative effect of ASC 606 adoption	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	$17.6	$503.9	$2,686.5	$(4,018.4)	$(5.5)	$(815.9)

Effect of Adoption of ASC 842
During the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained earnings for the change in accounting principle. Refer to Note 3 - Leases for more details.
Effect of Adoption of ASC 606
During the first quarter of fiscal 2019, we adopted the revenue recognition standard, ASC 606, and recorded a $7.4 million cumulative effect adjustment decrease to Retained earnings for the change in accounting principle.
Dividends
During the thirteen week periods ended September 25, 2019 and September 26, 2018, we paid dividends of $14.8 million and $16.2 million to common stock shareholders, respectively. We also declared a quarterly dividend on August 12, 2019, that was paid subsequent to the first quarter of fiscal 2020, on September 26, 2019, in the amount of $0.38 per share. During the thirteen week period ended September 25, 2019, we have accrued dividends of $14.2 million for shares outstanding and $0.4 million of dividends related to restricted share awards in Other accrued liabilities in the Consolidated Balance Sheets (Unaudited), refer to Note 10 - Accrued and Other Liabilities for further details.
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts for the thirteen week periods ended September 25, 2019 and September 26, 2018:

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Stock options
Stock options granted	0.3	0.3
Weighted average exercise price per share	$38.51	$43.35
Weighted average fair value per share	$6.83	$8.03
Restricted share awards
Restricted share awards granted	0.3	0.3
Weighted average fair value per share	$38.51	$43.35

Share Repurchases
Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. The repurchased shares during the thirteen week periods ended September 25, 2019 and September 26, 2018 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
Thirteen Week Period Ended September 25, 2019
During the thirteen week period ended September 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million. As of September 25, 2019, approximately $187.8 million was available under our share repurchase authorizations.
Thirteen Week Period Ended September 26, 2018
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirteen week period ended September 26, 2018, we repurchased 2.1 million shares of our common stock for $105.5 million.

12. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 - inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 - inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.

•	Level 3 - inputs are unobservable and reflect our own assumptions.
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of property and equipment, operating lease assets, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. During the thirteen week periods ended September 25, 2019 and September 26, 2018, no indicators of impairment existed.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. During the thirteen week periods ended September 25, 2019 and September 26, 2018, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net includes accumulated amortization associated with definite-lived intangible assets at September 25, 2019 and June 26, 2019, of $6.2 million and $7.0 million, respectively.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. During the thirteen week periods ended September 25, 2019 and September 26, 2018, no indicators of impairment were identified.
Chili’s Restaurant Acquisition
In the first quarter of fiscal 2020, we completed the acquisition of 116 Chili’s restaurants. The preliminary fair value of assets acquired, including goodwill, and liabilities assumed for these restaurants utilized Level 3 inputs. Refer to Note 2 - Chili’s Restaurant Acquisition for details.
Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items. The carrying amount of debt outstanding related to the amended revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 3.875% and 5.000% notes are based on quoted market prices and are considered Level 2 fair value measurements.

The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.875% notes and 5.000% notes are as follows, refer to Note 9 - Debt for more details:

	September 25, 2019		June 26, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$298.7	$304.4	$298.6	$296.3
5.000% notes	346.1	363.1	345.9	356.2

Long-Term Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at September 25, 2019 was $10.3 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets (Unaudited). Refer to Note 5 - Other Gains and Charges for further details about this note receivable.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Income taxes, net of refunds(1)	$(11.8)	$4.3
Interest, net of amounts capitalized	6.1	7.3

(1)
Income taxes, net of refunds decreased for the thirteen week period ended September 25, 2019 as compared to the thirteen week period ended September 26, 2018 primarily due to receipt in the current quarter of a refund from the overpayment of incomes taxes paid in fiscal 2019, partially offset by current year payments. Refer to Note 3 - Leases and Note 6 - Income Taxes for further details.

Non-cash investing and financing activities are as follows:

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Retirement of fully depreciated assets	$4.3	$8.5
Dividends declared but not paid	14.6	15.5
Accrued capital expenditures	14.2	8.9
Capital lease additions(1)	—	0.3

(1)
Capital lease additions for the thirteen week period ended September 25, 2019 are disclosed as part of the finance lease disclosures in Note 3 - Leases, “Consolidated Statement of Cash Flows Disclosure of Lease Amounts” section.

14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees or lease liability for the related restaurants. As of September 25, 2019 and June 26, 2019, we have outstanding lease guarantees or are secondarily liable for $41.2 million and $55.3 million, respectively. These amounts represent the maximum potential liability of future payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2020 through fiscal 2028. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. Our secondary liability position was reduced approximately $9.3 million in the thirteen week period ended September 25, 2019 due to the acquisition of 116 restaurants from a franchisee, refer to Note 2 - Chili’s Restaurant Acquisition for details.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 25, 2019, we had $27.2 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 1 to 12 months.
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
We expect to incur legal and professional services expenses associated with the cyber security incident in future periods, which could be material. We will recognize these expenses as services are received. Related to this incident, payment card companies and associations may request us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the cyber security incident, and regulatory authorities may also impose fines or other remedies against us. While we do not acknowledge responsibility to pay any such amounts imposed by any third parties, we may become obligated to pay such amounts or incur significant related settlement costs. We will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention that was fully accrued during fiscal 2018. Since the incident, through September 25, 2019, we have incurred total costs of $4.2 million related to the cyber security incident. This includes the $2.0 million retention recorded in fiscal 2018, an additional $0.4 million during fiscal 2019 for expenses not believed to be covered by our insurance coverage recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited), and $1.8 million of receivable for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage.
The Company was named as a defendant in putative class action lawsuits in the United States District Court for the Middle District of Florida, the United States District Court for the District of Nevada, and two in the United States District Court for the Central District of California, filed on May 24, 2018, May 30, 2018, June 14, 2018, and June 28, 2018, respectively (collectively, the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. Since the initial filing of these cases, the Nevada plaintiff voluntarily dismissed this case and joined the Florida lawsuit. Counsel for all parties subsequently agreed to the transfer of the California cases to Florida, and they have been consolidated into a single matter with the case already pending there. On January 4, 2019, we filed a motion to dismiss all of plaintiffs’ claims asserting that plaintiffs do not have standing to bring the lawsuit and that plaintiffs have failed to state a claim on which relief can be granted.
Following completion of briefing by the parties, the court conducted a hearing on our motion on June 24, 2019. On August 1, 2019, the court granted our motion to dismiss for lack of standing as to two plaintiffs and denied the motion as to the remaining plaintiffs. The court deferred its ruling on our argument that plaintiffs failed to state a claim on which relief could be granted pending further briefing. In the meantime, the parties are engaging in written discovery and the exchange of documents. We believe we have defenses and intend to defend the Litigation. As such, as of September 25, 2019, we have concluded that a loss from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
We are engaged in various legal proceedings and have certain unresolved claims pending. Liabilities have been established based on our best estimates of our potential liability in certain of these matters. Based upon consultation with legal counsel, management is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on the consolidated financial condition or results of operations.
15. EFFECT OF NEW ACCOUNTING STANDARDS
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments under ASU 2018-13 add an incremental requirement, among others, for entities to disclose (1) the range and weighted average used to develop significant unobservable inputs and (2) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. Entities may disclose other quantitative information in lieu of the weighted average if they determine that such information embodies a more reasonable and rational method of reflecting the distribution of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.
16. SUBSEQUENT EVENTS
Revolver Net Borrowings
Net borrowings of $41.0 million were drawn on the revolving credit facility subsequent to the end of the first quarter of fiscal 2020.
Dividend Declaration
On October 28, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on December 26, 2019 to shareholders of record as of December 6, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 25, 2019 and September 26, 2018, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 25, 2019, we owned, operated or franchised 1,672 restaurants, consisting of 1,118 company-owned restaurants and 554 franchised restaurants, located in the United States, 28 countries and two United States territories. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. During the first quarter of fiscal 2020, we acquired 116 Midwest Chili’s restaurants from a franchise partner.
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
We remain competitive with a flexible platform of our value offerings at both lunch and dinner and are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 and is part of the every-day base menu. Additionally, we have continued our margarita of the month promotion that started in fiscal 2018 that features a premium-liquor margarita every month at an every-day value price of $5.00. We believe these and other value offers are increasing guest frequency and that few of our competitors can match these offers on a consistent basis. We continue to seek opportunities to reinforce value and create interest for the Chili’s brand with new and varied offerings to further enhance sales and drive incremental traffic.
The first quarter of fiscal 2020 contains a full period of results from our DoorDash partnership. Total delivery sales attributable to our DoorDash partnership represented approximately 3.1% of total Chili’s sales in the United States for the thirteen week periods ended September 25, 2019. In partnership with DoorDash, we leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating a seamless guest experience, while providing Chili’s with a local delivery service at an economic advantage over independent restaurants and other franchised casual dining chains. We believe that guests will continue to prefer more convenience and options that allow them to eat off-premise, and we plan to continue investments in our digital guest experience, carryout and delivery capabilities. During the thirteen week period ended September 25, 2019, we began integrating DoorDash delivery as an option for ordering directly through our Chili’s app and website, in addition from the DoorDash platforms. This option will become available at all Company-owned Chili’s supported by DoorDash during the second quarter of fiscal 2020.
The Chili’s brand continues to leverage technology to improve convenience for our guests and to create a digital guest experience that we believe will help us engage our guests more effectively. Our loyalty database included more than 6 million active members. We further improved our marketing returns with those guests by offering targeted promotions tied to individual purchase behavior. We continue to expand our database and digital marketing impact by making the guest loyalty programs a significant part of our marketing strategy. We also have put greater emphasis on improving and advertising our off-premise capabilities that consists of carryout and delivery. During thirteen week period ended September 25, 2019, Chili’s grew its off-premise business by 29.5% compared to the same quarter in the prior year. Off-premise sales were approximately 14.8% of total Chili’s sales in the United States for the thirteen week period ended September 25, 2019, driven by online sales that increased approximately 72.6% compared to the same quarter in the prior year. The majority of our off-premise guests now order their food through a personal computer or cellphone, and online ordering continues to be a strong sales driver in the thirteen week period ended September 25, 2019.
We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2019, we focused on our core equities of burgers, ribs, fajitas and margaritas, and improved guest satisfaction with our food and service by improving execution of our operations standards. During the first quarter of fiscal 2020, we rolled out the new made-to-order Chicky Chicky Bleu Sandwich, featuring the new upgraded quality chicken breast we have integrated into our menu items.
We believe that improvements at our domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s franchise business. In fiscal 2019, Maggiano’s opened its first franchise location in the Dallas Fort Worth International Airport, and we anticipate the opening of our second during fiscal 2020 at Dallas Love Field Airport. We intend to explore other opportunities to franchise Maggiano’s in additional airport locations. During fiscal 2020, Maggiano’s will begin our first ever remodel of a restaurant location, bringing a refreshed look to the brand. During fiscal 2019, Maggiano’s leveraged technology in the front of the house to improve the accuracy of wait-time quotes to customers and in the back of the house to improve labor efficiencies.
During fiscal 2020, Maggiano’s is testing electronic check presenters that facilitate a pay at the table option to provide convenience and efficiency to guests and to increase digital guest engagement. Additionally, in fiscal 2019, Maggiano’s brought value to our carry-out menu by offering customers the opportunity to “Double the Portion, Not the Price” by taking home a second portion of certain menu items for a reduced price. Maggiano’s guests continue to show an increased preference for our carry-out menu and delivery service. Maggiano’s entered into an exclusive partnership with DoorDash that resulted in the loss of sales opportunities from multiple delivery partners that worked with Maggiano’s in prior years. We believe we are making progress in migrating guests to DoorDash, and that our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate.
Our global franchisees continue to grow the brand around the world, opening 11 restaurants in the first quarter of fiscal 2020. Our Chili’s international franchisees are expected to open between 27-32 new restaurants in fiscal 2020. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.

The following table details the number of restaurant openings during the thirteen week periods ended September 25, 2019 and September 26, 2018, respectively, total full year projected openings in fiscal 2020, and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 25, 2019	September 26, 2018	Fiscal 2020	September 25, 2019	September 26, 2018
Company-owned restaurants
Chili’s domestic	1	—	9-11	1,061	940
Chili’s international	—	—	—	5	5
Maggiano’s	—	—	—	52	52
Total Company-owned	1	—	9-11	1,118	997
Franchise restaurants
Chili’s domestic	1	1	2	180	310
Chili’s international	11	4	27-32	373	379
Maggiano’s	—	—	1	1	—
Total franchise	12	5	30-35	554	689
Total restaurants
Chili’s domestic	2	1	11-13	1,241	1,250
Chili’s international	11	4	27-32	378	384
Maggiano’s	—	—	1	53	52
Grand total	13	5	39-46	1,672	1,686
During the thirteen week period ended September 25, 2019, we acquired 116 Chili’s restaurants located in the Midwest United States owned by a franchisee. The acquisition of these restaurants is not reflected in Openings During the thirteen week period ended September 25, 2019 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at September 25, 2019 within the total for Company-owned restaurants Chili’s domestic.
Relocations are not included in the table above. During the thirteen week period ended September 25, 2019 we have not relocated any company-owned restaurants, however we plan to relocate 0-2 during fiscal 2020.
At September 25, 2019, we own property for 43 of the 1,118 company-owned restaurants. The net book values of the land totaled $34.1 million and the buildings totaled $16.7 million associated with these restaurants.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Unaudited):

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018
Revenues
Company sales	97.2%	96.6%
Franchise and other revenues	2.8%	3.4%
Total revenues	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales(1)	26.7%	26.4%
Restaurant labor(1)	35.2%	35.2%
Restaurant expenses(1)	27.1%	27.3%
Company restaurant expenses(1)	89.0%	88.9%
Depreciation and amortization	4.8%	4.9%
General and administrative	4.8%	4.5%
Other (gains) and charges	(0.1)%	(1.5)%
Total operating costs and expenses	96.0%	93.8%
Operating income	4.0%	6.2%
Interest expenses	1.9%	2.0%
Other (income), net	0.0%	(0.1)%
Income before provision for income taxes	2.1%	4.3%
Provision for income taxes	0.2%	0.8%
Net income	1.9%	3.5%
(1)As a percentage of Company sales.
Revenues
Thirteen Week Periods Ended September 25, 2019 compared to September 26, 2018
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
Company sales include revenues generated by the operation of company-owned restaurants including gift card redemptions.
Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include advertising fees, Maggiano’s banquet service charge income, gift card breakage, digital entertainment revenues, gift card equalization, delivery fee income, franchise and development fees, retail royalty revenues, merchandise income, and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 26, 2018	$661.8	$92.0	$753.8
Change from:
Restaurant closings	(1.4)	—	(1.4)
Restaurant openings	4.6	—	4.6
Restaurant relocations	0.6	—	0.6
Restaurant acquisition(1)	15.3	—	15.3
Comparable restaurant sales	18.1	(1.6)	16.5
Company sales	37.2	(1.6)	35.6
Royalties(1)(2)	(1.1)	0.1	(1.0)
Franchise fees and other revenues	(2.3)	(0.1)	(2.4)
Franchise and other revenues	(3.4)	—	(3.4)
Thirteen Week Period Ended September 25, 2019	$695.6	$90.4	$786.0

(1)
Effective September 5, 2019, we are no longer receiving royalties on the 116 Midwest Chili’s locations acquired that were previously franchised, these restaurants are now contributing Company sales for the three week period owned during the thirteen week period ended September 25, 2019.

(2)
Royalties are based on franchise sales, our franchisees generated approximately $298.3 million in sales for the thirteen week period ended September 25, 2019 compared to $320.7 million in sales for the thirteen week period ended September 26, 2018.

The table below presents the percentage change in Comparable restaurant sales and Restaurant capacity:

	Thirteen Week Period Ended September 25, 2019 versus September 26, 2018
	Comparable Sales(1)	Price Impact	Mix-Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	2.3%	2.2%	0.3%	(0.2)%	3.1%
Chili’s(4)	2.9%	2.3%	0.6%	0.0%	3.3%
Maggiano’s	(1.8)%	1.2%	0.0%	(3.0)%	0.0%
Chili’s Franchise(4)(5)	(0.3)%
U.S.(4)	0.4%
International	(1.3)%
Chili’s Domestic(4)(6)	2.3%
System-wide(4)(7)	1.6%

(1)	Comparable restaurant sales include all restaurants that have been in operation for more than 18 months. Amounts are calculated based on comparable current period versus same period a year ago.

(2)	Mix-shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)	Restaurant capacity is measured by sales weeks. Amounts are calculated based on comparable current period versus same period a year ago.

(4)
Chili’s company-owned comparable restaurant sales excludes the impact from the 116 Chili’s restaurants acquired from a franchisee in the thirteen week period ended September 25, 2019. Chili’s franchise U.S. comparable restaurant sales includes sales from these 116 acquired restaurants until the September 5, 2019 acquisition date.

(5)
Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income; however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations.

(6)	Chili’s domestic comparable restaurant sales percentages are derived from sales generated by company-owned and franchise-operated Chili’s restaurants in the United States.

(7)
System-wide comparable restaurant sales are derived from sales generated by company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Costs and Expenses
Thirteen Week Periods Ended September 25, 2019 compared to September 26, 2018
The following is a summary of the change in costs and expenses:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	September 25, 2019		September 26, 2018
	Dollars	% of Company sales	Dollars	% of Company sales	Dollars	% of Company sales
Cost of sales	$203.8	26.7%	$191.9	26.4%	$11.9	0.3%
Restaurant labor	268.5	35.2%	256.3	35.2%	12.2	0.0%
Restaurant expenses	207.3	27.1%	199.0	27.3%	8.3	(0.2)%
Depreciation and amortization	38.1		37.0		1.1
General and administrative	38.0		33.8		4.2
Other (gains) and charges	(0.9)		(11.1)		10.2
Interest expenses	14.9		15.6		(0.7)
Other (income), net	(0.5)		(0.8)		0.3
Cost of sales, as a percentage of Company sales, increased 0.3% consisting of 0.7% of unfavorable commodity pricing primarily related to produce and 0.1% of unfavorable menu item mix, partially offset by 0.5% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, remained flat, consisting of 0.4% of higher hourly labor wage rates, 0.2% of higher manager bonus from increased operating performance, and 0.2% of other restaurant labor expenses, fully offset by 0.5% of sales leverage related to management salaries including lower management salary expenses related to the Certified Shift Leader program, and 0.3% of lower employee health insurance expenses.
Restaurant expenses, as a percentage of Company sales, decreased 0.2% consisting of 1.0% of sales leverage, 0.2% of lower marketing expenses, partially offset by 0.5% of higher rent expenses related to the sale leaseback transactions completed during 2019, 0.4% of higher off-premise supplies and delivery fees, and 0.1% of other higher restaurant expenses.
Depreciation and amortization increased $1.1 million primarily due to $4.6 million related to the Chili’s remodel initiative, $1.4 million related to additional depreciation for corporate assets, $0.9 million of higher depreciation related to the prospective change in useful lives of certain fixed assets, $0.5 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants and $1.5 million in other depreciation and amortization expense increases. These increases were partially offset by $6.3 million related to fully depreciated assets and retirements and $1.5 million in reduced expenses related to the sale leaseback transactions completed during fiscal 2019.

General and administrative expenses increased $4.2 million as follows:

General and Administrative
Thirteen Week Period Ended September 26, 2018	$33.8
Change from:
Stock-based compensation(1)	3.5
Legal and professional fees	0.1
Payroll-related expenses	0.1
Performance-based compensation	(0.3)
Other	0.8
Thirteen Week Period Ended September 25, 2019	$38.0

(1)	Stock-based compensation change primarily related to the acceleration of stock-based compensation expenses for newly retirement eligible executives on fiscal 2020 annual stock grants.
Other (gains) and charges primarily included the transactions below, for further details, refer to Note 5 - Other Gains and Charges:

•	Lease modification (gain) of $3.1 million during the thirteen week period ended September 25, 2019 related to the lease termination of a previously impaired Chili’s operating lease.

•
Acquisition of franchise restaurants costs, net of (gains) during the thirteen week period ended September 25, 2019 related to the 116 restaurants acquired from a franchisee, refer to Note 2 - Chili’s Restaurant Acquisition for details.

•
Remodel-related costs during the thirteen week period ended September 25, 2019 of $0.7 million were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project. Remodel-related costs during the thirteen week period ended September 26, 2018 totaling $0.5 million were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Property damages, net of (insurance recoveries) during the thirteen week period ended September 25, 2019 consisted primarily of costs incurred for damages from Tropical Storm Imelda. Property damages, net of (insurance recoveries) during the thirteen week period ended September 26, 2018 included $0.9 million of insurance proceeds received related to a previously filed fire claim, partially offset by expenses incurred associated with storm damages at certain restaurant locations.

•	Corporate headquarters relocation charges of $0.3 million during the thirteen week period ended September 25, 2019 related to costs associated with the previous corporate headquarters location.

•
Restaurant closure charges of $0.2 million during the thirteen week period ended September 25, 2019 related to leases on certain closed restaurant locations. Restaurant closure charges during the thirteen week period ended September 26, 2018 included $1.7 million which were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•
Foreign currency transaction (gain) loss related to the CMR note denominated in pesos received from the sale of our equity interest in our Chili’s joint venture in Mexico during the second quarter of fiscal 2018. During the thirteen week period ended September 25, 2019, the value of the peso decreased as compared to the United States dollar resulting in a foreign currency transaction loss of $0.2 million. Foreign currency transaction (gain) loss during the thirteen week period ended September 26, 2018 included gains of $0.8 million resulting from the change in value of the Mexican peso as compared to that of the United States dollar on our Mexican peso denominated note receivable.

•	Severance and other benefit charges during the thirteen week period ended September 25, 2019 related to the elimination of certain corporate headquarters positions.

•
Sale leaseback (gain), net of transaction charges during the thirteen week period ended September 26, 2018 included gains of $20.1 million, associated with the transactions, less transaction costs incurred of $6.8 million related to professional services, legal and accounting fees. Refer to Note 3 - Leases for further details on this transaction.

•
Accelerated depreciation of previous headquarters during the thirteen week period ended September 26, 2018 included $0.5 million of depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed during the third quarter of fiscal 2019.

•
Cyber security incident charges during the thirteen week period ended September 26, 2018 of $0.4 million were recorded related to professional services associated with our response to the fourth quarter fiscal 2018 incident that are not believed to be covered by our insurance coverage. Refer to Note 15 - Commitments and Contingencies for more information.

Interest expenses decreased $0.7 million consisting of lower average borrowing balances and lower interest rates on our revolving credit facility in the thirteen week period ended September 25, 2019, partially offset by higher interest expenses related to the new real estate leases acquired from the 116 Chili’s restaurant acquisition.
Segment Results
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2019	September 26, 2018
Company sales	$677.5	$640.3	$37.2
Royalties	11.8	12.9	(1.1)
Franchise fees and other revenues	6.3	8.6	(2.3)
Franchise and other revenues	18.1	21.5	(3.4)
Total revenues(1)	695.6	661.8	33.8

Company restaurant expenses(2)	596.3	563.1	(33.2)
Depreciation and amortization	30.7	30.5	(0.2)
General and administrative	9.1	8.8	(0.3)
Other gains and charges	(1.6)	(12.3)	(10.7)
Total operating costs and expenses	634.5	590.1	(44.4)
Operating income	$61.1	$71.7	$(10.6)
Operating income as a percentage of Total revenues	8.8%	10.8%	(2.0)%

(1)	Refer to “Revenues” section above for further details about Chili’s revenue changes.

(2)	Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended September 25, 2019 compared to Thirteen Week Period Ended September 26, 2018
Chili’s Operating income, as a percentage of Total revenues decreased 2.0% primarily driven by an increase in Company restaurant expenses and Other gains and charges, as a percentage of sales.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased by 0.1% in the thirteen week period ended September 25, 2019 as compared to the thirteen week period ended September 26, 2018. The increase primarily consisted of 0.7% of unfavorable commodity pricing primarily related to produce, 0.6% of higher rent expenses related to the sale leaseback transactions completed during fiscal 2019, 0.5% of higher off-premise supplies and delivery fees, 0.4% due to higher hourly labor wage rates, 0.2% of higher manager bonus expenses from increased operating performance, and 0.1% of unfavorable menu item mix. These were partially offset by 0.5% of increased menu pricing, 0.4% of lower marketing expenses and 0.3% of lower management salaries related to the Certified Shift Leader program, 0.3% of lower employee health insurance expenses and 0.9% of sales leverage and other company restaurant expenses.
Other gains and charges for Chili’s during the thirteen week period ended September 25, 2019 consisted primarily of $3.1 million from the net gain on release of a terminated lease liability, $0.5 million net gain related to the acquisition of 116 franchisee restaurants, partially offset by $0.7 million of Chili’s remodel charges and $0.3 million of property damages related to Tropical Storm Imelda. Other gains and charges during the thirteen week period ended September 26, 2018 consisted primarily of $13.3 million of Sale leaseback (gain), net of transaction charges, $0.8 million Foreign currency transaction (gain) loss related to the Mexican peso denominated note receivable, Property damages, net of (insurance recoveries) of $0.8 million related to a previously filed fire claim, partially offset by lease termination charges of $1.5 million.
Depreciation and amortization for Chili’s increased $0.2 million in the thirteen week period ended September 25, 2019 compared to the thirteen week period ended September 26, 2018 primarily due to $4.1 million related to the Chili’s remodel initiative, $0.9 million higher depreciation related to the prospective change in useful lives of certain fixed assets, $0.5 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants and $1.3 million in other depreciation and amortization expense increases. These increases were partially offset by $5.2 million related to fully depreciated assets and retirements and $1.4 million in reduced expenses related to the sale leaseback transactions completed during fiscal 2019.
General and administrative for Chili’s increased $0.3 million in the thirteen week period ended September 25, 2019 compared to the thirteen week period ended September 26, 2018 primarily due to $1.0 million of acceleration of certain stock-based compensation expenses for newly retirement eligible executives, partially offset by a $0.6 million decrease related to centralizing back-office functionality at the corporate level.
Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2019	September 26, 2018
Company sales	$86.4	$88.0	$(1.6)
Royalties	0.1	—	0.1
Franchise fees and other revenues	3.9	4.0	(0.1)
Franchise and other revenues	4.0	4.0	—
Total revenues(1)	90.4	92.0	(1.6)

Company restaurant expenses(2)	83.1	83.9	0.8
Depreciation and amortization	4.0	4.0	—
General and administrative	1.7	1.7	—
Other gains and charges	0.1	—	(0.1)
Total operating costs and expenses	88.9	89.6	0.7
Operating income	$1.5	$2.4	$(0.9)
Operating income as a percentage of Total revenues	1.7%	2.6%	(0.9)%

(1)	Refer to “Revenues” section above for further details about Maggiano’s revenue changes.

(2)	Company restaurant expenses includes Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended September 25, 2019 compared to Thirteen Week Period Ended September 26, 2018
Maggiano’s operating income, as a percentage of Total revenues, decreased 0.9% primarily driven by an increase in Company restaurant expenses, as a percentage of sales.

Company restaurant expenses, as a percentage of Company sales, increased 0.8% for Maggiano’s in the thirteen week period ended September 25, 2019 as compared to the thirteen week period ended September 26, 2018. The increase primarily consisted of 0.6% of higher hourly labor wage rates, 0.5% of unfavorable menu item mix, 0.3% of higher rent expenses due to the sale leaseback of one restaurant in the fourth quarter of fiscal 2019, 0.3% of unfavorable commodity pricing and 0.1% of sales deleverage and other company restaurant expenses. These increases were partially offset by 0.6% in lower supplies and lower repairs and maintenance expenses, 0.2% of increased menu pricing, 0.1% of lower management salaries, and 0.1% of lower employee health insurance expenses.
Income Taxes

	Thirteen Week Periods Ended
	September 25, 2019	September 26, 2018	Change
Effective income tax rate	11.3%	17.9%	(6.6)%
The effective income tax rate in the thirteen week period ended September 25, 2019 decreased compared to the thirteen week period ended September 26, 2018 primarily driven by the impact of the fiscal 2019 sale leaseback gain.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2019	September 26, 2018
Net cash provided by operating activities	$86.6	$49.6	$37.0
During the thirteen week period ended September 25, 2019, net cash flow provided by operating activities increased $37.0 million from the thirteen week period ended September 26, 2018 primarily due to $16.1 million from timing of income tax refunds (net of payments), $12.2 million from the timing of prepaid rent and other contractual prepayments, and $8.7 million from timing of other operational payments.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2019	September 26, 2018
Cash flows from investing activities
Payments for property and equipment	$(20.5)	$(31.2)	$10.7
Payments for franchise restaurant acquisitions	(96.2)	—	(96.2)
Proceeds from sale of assets	0.2	—	0.2
Proceeds from note receivable	0.7	0.7	—
Insurance recoveries	—	1.4	(1.4)
Proceeds from sale leaseback transactions, net of related expenses	—	447.6	(447.6)
Net cash (used in) provided by investing activities	$(115.8)	$418.5	$(534.3)
During the thirteen week period ended September 25, 2019, net cash used in investing activities decreased $534.3 million from the net cash provided by investing activities in the thirteen week period ended September 26, 2018 primarily due to $447.6 million decrease in net cash proceeds received from the sale leaseback transactions during fiscal 2019. Additionally, $96.2 million cash consideration was paid for the purchase of 116 Chili’s restaurants from a franchisee during fiscal 2020, partially offset by $10.7 million decrease in capital expenditures primarily related to the Chili’s remodel program and prior year expenditures for our new corporate headquarters.

Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2019	September 26, 2018
Cash flows from financing activities
Borrowings on revolving credit facility	$299.0	$204.0	$95.0
Payments on revolving credit facility	(227.0)	(549.0)	322.0
Purchases of treasury stock	(11.3)	(105.5)	94.2
Payments on long-term debt	(2.4)	(1.8)	(0.6)
Payments of dividends	(14.8)	(16.2)	1.4
Proceeds from issuances of treasury stock	1.3	0.5	0.8
Net cash provided by (used in) financing activities	$44.8	$(468.0)	$512.8
During the thirteen week period ended September 25, 2019, net cash provided by financing activities increased $512.8 million from the net cash used in financing activities during the thirteen week period ended September 26, 2018 primarily consisting of $417.0 million of net borrowing activity on the revolving credit facility, a decrease of $94.2 million in share repurchases and a $1.4 million decrease in dividends paid during the thirteen week period ended September 25, 2019 due to less shares outstanding.
Net borrowings of $72.0 million were drawn during the thirteen week period ended September 25, 2019 on the $1.0 billion revolving credit facility primarily to fund the acquisition of Chili’s restaurants. As of September 25, 2019, $404.7 million of credit was available under the revolving credit facility. The $110.0 million portion of the revolving credit facility is due in March 2020. As of September 25, 2019, there are no borrowings against this current portion of the revolver. Subsequent to the end of the quarter, net borrowings of $41.0 million were drawn on the revolving credit facility.
Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.000%. In the fourth quarter of fiscal 2018, an amendment to the revolving credit facility was executed to provide the ability to complete certain sale-leaseback transactions. For a period of 180 days following the fiscal 2018 amendment to the revolving credit facility that occurred in May 2018, we paid interest at a rate of LIBOR plus 1.700%. Effective October 2018, we resumed paying interest at a rate of LIBOR plus 1.375% for a total of 3.429%. One month LIBOR at September 25, 2019 was approximately 2.054%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates. As of September 25, 2019, we are in compliance with all financial covenants.
During the thirteen week period ended September 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million. At September 25, 2019, we had $187.8 million remaining in our existing share repurchase program authorized by the Board of Directors. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares during the thirteen week period ended September 25, 2019 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
During the thirteen week period ended September 25, 2019, we declared a quarterly dividend on August 12, 2019, that was paid subsequent to the first quarter of fiscal 2020, on September 26, 2019, in the amount of $0.38 per share. Also subsequent to the end of the first quarter of fiscal 2020, on October 28, 2019, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on December 26, 2019 to shareholders of record as of December 6, 2019.

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
OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 14 - Contingencies, in the Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Part I, Item 1, Note 15 - Effect of New Accounting Standards of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019.
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
Changes in Internal Control Over Financial Reporting
Beginning on June 27, 2019, the first day of fiscal 2020, we integrated certain new controls to ensure the completeness and accuracy of the adoption of FASB Accounting Standards Codification Topic 842, Leases (“ASC 842”). Although this new leasing standard has had an immaterial impact on our ongoing net income, in connection with its adoption, we additionally implemented changes to our processes and control activities related to lease accounting. These changes included the development of new policies based on ASC 842, utilizing a newly adopted third party lease software, new training, ongoing contract review requirements, and gathering of information provided for disclosures.
Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control Over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended September 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the impact of mergers, acquisitions, divestitures and other strategic transactions, the Company’s ability to meet its business strategy plan, third party delivery risks, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, downgrades in our credit ratings, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics, and tax reform.
Other risk factors may adversely affect our financial performance. These other risk factors could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, consumer confidence, and operating costs. Such risks include, without limitation, changes in financial and credit markets (including rising interest rates); increases in fuel costs and availability for our team members, customers and suppliers; increases in health care costs; the prospects of health epidemics or pandemics; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; energy shortages and rolling blackouts; inadequate insurance coverage; and limitations imposed by our credit agreements.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 - Contingencies to our Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2019, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
During the thirteen week period ended September 25, 2019, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended September 25, 2019, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
June 27, 2019 through July 31, 2019	—	$—	—	$197.8
August 1, 2019 through August 28, 2019	0.3	38.90	0.3	187.8
August 29, 2019 through September 25, 2019	—	—	—	187.8
Total	0.3	38.90	0.3

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 25, 2019, 33.0 thousand shares were tendered by team members at an average price of $38.53.

(2)	The final amount shown is as of September 25, 2019.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the thirteen week period ended September 25, 2019 is formatted in Inline XBRL.

(1)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 27, 2018 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: October 30, 2019	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)