Form 10-Q
period 2019-12-25
BRINKER INTERNATIONAL, INC
filed 2020-01-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2019
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DE				75-1914582
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3000 Olympus Blvd
Dallas	TX			75019
(Address of principal executive offices)				(Zip Code)
		(972)	980-9917
(Registrant’s telephone number, including area code)

Class	Trading Symbol(s)	Name of exchange on which registered	Outstanding at January 24, 2020
Common Stock, $0.10 par value	EAT	NYSE	37,406,847 shares
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

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Revenues
Company sales	$847.5	$761.5	$1,611.4	$1,489.8
Franchise and other revenues	21.8	29.2	43.9	54.7
Total revenues	869.3	790.7	1,655.3	1,544.5
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales	223.1	200.9	426.9	392.8
Restaurant labor	291.8	260.8	560.3	517.1
Restaurant expenses	224.7	205.7	432.0	404.7
Company restaurant expenses	739.6	667.4	1,419.2	1,314.6
Depreciation and amortization	39.3	36.1	77.4	73.1
General and administrative	34.6	35.4	72.6	69.2
Other (gains) and charges	12.3	2.2	11.4	(8.9)
Total operating costs and expenses	825.8	741.1	1,580.6	1,448.0
Operating income	43.5	49.6	74.7	96.5
Interest expenses	15.0	15.4	29.9	31.0
Other (income), net	(0.5)	(0.8)	(1.0)	(1.6)
Income before provision for income taxes	29.0	35.0	45.8	67.1
Provision for income taxes	1.1	3.0	3.0	8.7
Net income	$27.9	$32.0	$42.8	$58.4

Basic net income per share	$0.75	$0.84	$1.14	$1.49

Diluted net income per share	$0.73	$0.83	$1.12	$1.46

Basic weighted average shares outstanding	37.4	38.1	37.4	39.2

Diluted weighted average shares outstanding	38.1	38.8	38.1	39.9

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$(0.6)	$(0.1)	$(0.3)
Other comprehensive income (loss)	0.1	(0.6)	(0.1)	(0.3)
Comprehensive income	$28.0	$31.4	$42.7	$58.1

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 25, 2019	June 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$12.0	$13.4
Accounts receivable, net	103.5	55.0
Inventories	26.2	23.2
Restaurant supplies	51.7	47.1
Prepaid expenses	21.8	23.7
Income taxes receivable, net	9.1	14.6
Total current assets	224.3	177.0
Property and equipment, at cost
Land	34.9	33.4
Buildings and leasehold improvements	1,540.1	1,454.6
Furniture and equipment	781.3	757.5
Construction-in-progress	22.3	19.2
	2,378.6	2,264.7
Less accumulated depreciation and amortization	(1,555.6)	(1,509.6)
Net property and equipment	823.0	755.1
Other assets
Operating lease assets (Note 3)	1,175.9	—
Goodwill (Note 2)	189.6	165.5
Deferred income taxes, net (Note 3)	40.3	112.0
Intangibles, net	23.8	22.3
Other	26.8	26.4
Total other assets	1,456.4	326.2
Total assets	$2,503.7	$1,258.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$92.1	$97.5
Gift card liability	148.3	100.9
Accrued payroll	71.6	82.1
Operating lease liabilities (Note 3)	119.9	—
Other accrued liabilities	120.5	141.1
Total current liabilities	552.4	421.6
Long-term debt and finance leases, less current installments	1,290.2	1,206.6
Long-term operating lease liabilities, less current portion (Note 3)	1,172.1	—
Deferred gain on sale leaseback transactions (Note 3)	—	255.3
Other liabilities (Note 3)	57.9	153.0
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 62.2 million shares issued and 37.4 million shares outstanding at December 25, 2019, and 176.2 million shares issued and 37.5 million shares outstanding at June 26, 2019)	6.2	17.6
Additional paid-in capital	527.3	522.0
Accumulated other comprehensive loss	(5.7)	(5.6)
Retained (deficit) earnings	(364.7)	2,771.2
Treasury stock, at cost (24.8 million shares at December 25, 2019, and 138.7 million shares at June 26, 2019)	(732.0)	(4,083.4)
Total shareholders’ deficit	(568.9)	(778.2)
Total liabilities and shareholders’ deficit	$2,503.7	$1,258.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018
Cash flows from operating activities
Net income	$42.8	$58.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	77.4	73.1
Stock-based compensation	9.7	7.2
Restructure charges and other impairments	6.1	8.4
Net loss (gain) on disposal of assets	0.5	(18.3)
Other	1.3	1.3
Changes in assets and liabilities:
Accounts receivable, net	(48.7)	(32.3)
Inventories	(0.5)	0.1
Restaurant supplies	(0.1)	(0.2)
Prepaid expenses	1.6	(2.4)
Operating lease assets, net of liabilities	(3.0)	—
Deferred income taxes, net	6.5	(77.8)
Other assets	(0.2)	(0.2)
Accounts payable	(4.7)	4.7
Gift card liability	44.8	42.1
Accrued payroll	(10.8)	(8.0)
Other accrued liabilities	14.9	(2.6)
Current income taxes	4.4	3.4
Other liabilities	0.3	(0.7)
Net cash provided by operating activities	142.3	56.2
Cash flows from investing activities
Payments for property and equipment	(51.4)	(78.7)
Payments for franchise restaurant acquisitions	(96.2)	—
Proceeds from sale of assets	0.3	1.2
Proceeds from note receivable	1.4	1.3
Insurance recoveries	—	1.4
Proceeds from sale leaseback transactions, net of related expenses	—	458.0
Net cash (used in) provided by investing activities	(145.9)	383.2
Cash flows from financing activities
Borrowings on revolving credit facility	463.0	479.0
Payments on revolving credit facility	(416.0)	(713.0)
Purchases of treasury stock	(11.3)	(167.6)
Payments of dividends	(29.0)	(31.6)
Payments on long-term debt	(5.0)	(3.7)
Proceeds from issuances of treasury stock	1.5	2.8
Payments for debt issuance costs	(1.0)	—
Net cash provided by (used in) financing activities	2.2	(434.1)
Net change in cash and cash equivalents	(1.4)	5.3
Cash and cash equivalents at beginning of period	13.4	10.9
Cash and cash equivalents at end of period	$12.0	$16.2

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements (Unaudited) as of December 25, 2019 and June 26, 2019, and for the thirteen and twenty-six week periods ended December 25, 2019 and December 26, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 25, 2019, we owned, operated or franchised 1,675 restaurants, consisting of 1,117 Company-owned restaurants and 558 franchised restaurants, located in the United States, 29 countries and two United States territories.
Basis of Presentation
The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and costs and expenses during the reporting periods. Actual results could differ from those estimates.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to the Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our June 26, 2019 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to the Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
New Accounting Standards Adopted
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The updates also require additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These updates were effective for annual and interim periods for fiscal years beginning after December 15, 2018, which required us to adopt these provisions in the first quarter of fiscal 2020. Refer to Note 3 - Leases for disclosures about our adoption.
The impact of additional accounting standard updates that have not yet been adopted can be found at Note 15 - Effect of New Accounting Standards.

2. CHILI’S RESTAURANT ACQUISITION
On September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total purchase price of $99.0 million, excluding post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition. The assets and liabilities of these restaurants are recorded at their preliminary fair values and are subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. We expect the final purchase price allocation to be completed in the third quarter of fiscal 2020.
The acquired restaurants are expected to generate approximately $300.0 million of annualized revenues which will be partially offset by the loss of average annualized royalty and advertising revenues of approximately $22.0 million. During the thirteen and twenty-six week periods ended December 25, 2019, since the acquisition date, these restaurants generated Company sales of $70.9 million and $86.2 million, respectively.
Net acquisition-related charges of $2.0 million and $1.5 million were recorded during the thirteen and twenty-six week periods ended December 25, 2019, respectively, to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). In the thirteen week period ended December 25, 2019, the net charges consisted of $1.6 million of professional services, transaction and transition related costs, and a $0.4 million true-up associated with the ERJ-Brinker sublease market valuations. In the twenty-six week period ended December 25, 2019, the net charges consisted of $3.1 million of professional services, transaction and transition related costs associated with the purchase, and $1.0 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition, partially offset by $2.6 million of franchise deferred revenues balance that were fully recognized at date of acquisition.
The preliminary amounts recorded for the fair value of acquired assets and liabilities at the acquisition date are as follows:

Fair Value September 5, 2019
Current assets(1)	$7.3
Property and equipment	60.6
Operating lease assets	163.5
Reacquired franchise rights(2)	6.5
Goodwill(3)	24.2
Other assets	1.1
Total assets acquired	263.2
Current liabilities(4)	10.2
Operating lease liabilities, less current portion	158.3
Total liabilities assumed	168.5
Net assets acquired(5)	$94.7

(1)	Current assets included petty cash, inventory, and restaurant supplies.

(2)	Reacquired franchise rights have a weighted average amortization period of approximately 8 years.

(3)
Goodwill is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities, and the benefit of the assembled workforce of the acquired restaurants.

(4)	Current liabilities included current portion of operating lease liabilities, gift card liability and accrued property tax.

(5)
Net assets acquired at fair value are equal to the total purchase price of $99.0 million, less $1.6 million of closing adjustments and $2.8 million allocated to prepayment of leases entered into between us and the franchisee (refer to Note 3 - Leases for more information), partially offset by $0.1 million related to net favorable market valuation adjustment recognized on pre-existing subleases that were terminated on the transaction date.

3. LEASES
As of December 25, 2019, 1,074 of our 1,117 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but own the building) or retail leases (where we lease the land/retail space and building). Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain technology and other restaurant equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Adoption of ASC 842
Transition and Practical Expedient Elections
We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from the previous guidance ASC Topic 840, Leases (“Legacy GAAP”) effective June 27, 2019, the first day of fiscal 2020. We adopted ASC 842 using the alternative transition method, such that our fiscal 2020 Consolidated Financial Statements (Unaudited) reflect ASC 842, while our prior period Consolidated Financial Statements (Unaudited) were prepared under Legacy GAAP and have not been restated. In connection with the adoption of ASC 842, we elected the following practical expedients and policies:

•
Package of practical expedients - the election of this package allowed us to carry forward our historical lease classification and our assessment of whether a contract is or contains a lease for any leases that existed prior to the adoption of ASC 842.

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

Our adjustments typically include prepaid rent, straight-line rent for timing differences between payment streams and lease term, landlord contributions that are recorded when received as a reduction to the asset, and favorable or unfavorable lease purchase price adjustments. Additionally, upon adoption, we also recorded partial impairments of certain lease assets with an adjustment to Retained earnings related to previously impaired properties.
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
The lease asset carrying amounts are assessed for impairment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. We monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
Variable lease costs are expensed as incurred in Restaurant expenses related to restaurant properties or General and administrative for our corporate headquarters, respectively, in the Consolidated Statements of Comprehensive Income (Unaudited), and are not included in lease liabilities in the Consolidated Balance Sheets (Unaudited). Contingent rent represents payment of variable lease obligations based on a percentage of sales, as defined by the terms of the applicable lease, for certain restaurant facilities and is recorded at the point in time we determine that it is probable that such sales levels will be achieved. Additionally, we have certain leases which periodically reset to a specified index, such leases are initially recorded using the index that existed at lease commencement. Subsequent index changes are recorded as variable rental payments. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease costs.
Operating lease expenses are recognized on a straight-line basis over the lease term in Restaurant expenses for restaurant properties, or General and administrative for our corporate headquarters, in the Consolidated Statements of Comprehensive Income (Unaudited), respectively.
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

Financial Statement Impact of ASC 842 Adoption
The adoption of ASC 842 represents a change in accounting principle. The adoption did not have a significant impact in the Consolidated Statements of Comprehensive Income (Unaudited) or Consolidated Statements of Cash Flows (Unaudited). Upon adoption, there was a material increase in Total assets and Total liabilities in the Consolidated Balance Sheets (Unaudited) primarily due to the recognition of operating lease assets and related lease liabilities where we are the lessee. The table below reflects the balance sheet adoption impact related to ASC 842 as an adjustment at June 27, 2019, the first day of fiscal 2020 (condensed, unaudited):

	Legacy GAAP	ASC 842 Cumulative Adjustments	ASC 842
	June 26, 2019		June 27, 2019
ASSETS
Current assets(1)	$177.0	$0.3	$177.3
Other assets
Operating lease assets(2)	—	1,034.3	1,034.3
Deferred income taxes, net(3)	112.0	(65.1)	46.9
Intangibles, net(1)	22.3	(4.1)	18.2
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Operating lease liabilities(4)	—	110.8	110.8
Other accrued liabilities(1)(5)	141.1	(38.3)	102.8
Long-term operating lease liabilities, less current portion(4)	—	1,044.9	1,044.9
Deferred gain on sale leaseback transactions(5)	255.3	(255.3)	—
Other liabilities(1)	153.0	(92.6)	60.4
Retained earnings	2,771.2	195.9	2,967.1

(1)	The following prior lease balances were reclassified into Operating lease assets upon adoption of ASC 842:

–	Current assets adjustment related to the prepaid rent.

–	Intangibles, net adjustment related to the favorable lease asset position.

–
Other accrued liabilities and Other liabilities balances adjustments related to the current and long-term portions of straight-line rent balances, unfavorable lease liability positions, exit-related lease accruals, and landlord contributions.

Additionally, Other accrued liabilities included $19.3 million of deferred gain on sale leaseback transactions that was eliminated as a cumulative effect adjustment to Retained earnings upon adoption, refer to (5) below for more details. Refer to Note 10 - Accrued and Other Liabilities for June 26, 2019 balance details.

(2)
Operating lease assets represents the capitalization of operating lease assets equal to the amount of recognized operating lease liability as described in (4) below, adjusted by the net carrying amounts described in (1) above, and $15.5 million related to the impairment of certain operating lease assets for restaurant facilities previously fully impaired under our long-lived asset impairment policy that were recorded to Retained earnings.

(3)
Deferred income taxes, net was reduced by $68.6 million related to the elimination of the deferred gain on sale leaseback transactions as described in (5) below, partially offset by $3.5 million related to the impact of adopting ASC 842 and recording the operating lease assets and liabilities.

(4)
Operating lease liabilities, both current and long-term, represents the liabilities based on the present value of the lease payments, consisting of fixed costs and certain rent escalations, using our incremental borrowing rate applicable to the lease term upon date of adoption.

(5)
Deferred gain on sale leaseback transactions balance of $255.3 million, the related short-term deferred gain balance recorded within Other accrued liabilities of $19.3 million, and the associated Deferred income taxes, net of $68.6 million as described in (3) above, were eliminated upon ASC 842 adoption into Retained earnings as required by ASC 842 using the alternative transition method. No further gain will be amortized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income effective fiscal 2020.

Lease Amounts Included in the Thirteen and Twenty-Six Week Periods Ended December 25, 2019
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease asset and liabilities included in the Consolidated Balance Sheets (Unaudited):

	December 25, 2019
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$66.7	$1,175.9	$1,242.6

Current lease liabilities	10.5	119.9	130.4
Long-term lease liabilities	74.8	1,172.1	1,246.9
Total lease liabilities	$85.3	$1,292.0	$1,377.3

(1)
Finance lease assets are recorded in Property and equipment, at cost, and the related current and long-term lease liabilities are recorded within Other accrued liabilities and Long-term debt and finance leases, less current installments, respectively.

(2)
Operating lease assets are recorded in Operating lease assets and the related current and long-term lease liabilities are recorded within Operating lease liabilities and Long-term operating lease liabilities, less current portion, respectively.

Consolidated Statement of Comprehensive Income Disclosure of Lease Amounts
The components of lease expense, including variable lease costs primarily consisting of rent based on a percentage of sales, common area maintenance and real estate tax charges, and short-term lease expenses for leases with lease terms less than twelve months are included in the Consolidated Statements of Comprehensive Income (Unaudited) as follows:

	Thirteen Week Period Ended December 25, 2019	Twenty-Six Week Period Ended December 25, 2019
Operating lease cost	$41.9	$79.2
Finance lease amortization	3.1	5.7
Finance lease interest	1.1	2.0
Short-term lease cost	0.5	0.7
Variable lease cost	15.1	28.3
Sublease (income)	(1.2)	(2.3)
Total lease costs, net	$60.5	$113.6

Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows (Unaudited) is as follows:

Twenty-Six Week Period Ended December 25, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$83.2
Finance leases	2.0
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	5.0
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases(1)	203.2
Finance leases(1)	41.9

(1)
New lease assets obtained, net of lease liabilities primarily related to the new and assumed operating and finance leases from the Chili’s restaurant acquisition. Refer to Note 2 - Chili’s Restaurant Acquisition and “Significant Changes in Leases during the Period” section below for more information.

Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

	December 25, 2019
	Finance Leases	Operating Leases
Weighted average remaining lease term	11.3 years	11.9 years
Weighted average discount rate	5.4%	4.3%

Lease Maturity Analysis
As of December 25, 2019, accounted for and presented under ASC 842 guidance, the discounted future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	December 25, 2019
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
Remainder of 2020	$7.3	$86.8	$(1.6)
2021	14.0	170.0	(3.3)
2022	12.4	163.5	(3.2)
2023	10.8	152.6	(2.5)
2024	9.7	142.6	(1.8)
Thereafter	60.8	978.4	(6.3)
Total minimum lease payments	115.0	1,693.9	$(18.7)
Less: Imputed interest	29.7	401.9
Present value of lease liability	$85.3	$1,292.0

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

Significant Changes in Leases during the Period
As part of the Chili’s restaurant acquisition in the first quarter of fiscal 2020, we assumed and entered into 90 new operating leases included in the balances at December 25, 2019. The leases were recorded net of preliminary purchase price accounting adjustments and prepaid rent. At December 25, 2019, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $168.8 million, Operating lease liabilities of $5.1 million, and Long-term operating lease liabilities, less current portion of $161.4 million.
Additionally related to this transaction, we entered into 12 new finance leases with the initial terms of approximately 11 years, plus renewal options. At December 25, 2019, the balances associated with these finance leases in the Consolidated Balance Sheets (Unaudited) include Buildings and leasehold improvements of $25.4 million, Other accrued liabilities of $0.6 million, and Long-term debt and finance leases, less current installments of $24.8 million. Refer to Note 2 - Chili’s Restaurant Acquisition for information about the acquisition.
Pre-Commencement Leases
In the first quarter of fiscal 2020, we executed one finance lease for Chili’s table-top devices with an initial term of 3 years beginning once all devices have been received, plus one 3-year renewal option. We began receiving the table-top devices in the second quarter of fiscal 2020 and will continue over the remaining course of fiscal 2020. The lease balances at December 25, 2019 related to the devices received through end of the second quarter of fiscal 2020 are included in the finance lease balances in the Consolidated Balance Sheets (Unaudited). The undiscounted fixed payments over the initial term of the lease, net of lease incentives for the remaining devices not received by December 25, 2019 is $23.6 million.
Additionally, we have executed two leases for new Chili’s locations with undiscounted fixed payments over the initial term of $7.2 million. These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.

Fiscal 2019 Sale Leaseback Transactions
Restaurant Properties Sale Leaseback Transactions
In the thirteen week period ended December 26, 2018, we completed sale leaseback transactions of four restaurant properties which were sold for aggregate consideration of $10.6 million. The balances attributable to the restaurant assets sold included Land of $2.9 million, Buildings and leasehold improvements of $6.8 million, certain fixtures included in Furniture and equipment of $0.3 million, and Accumulated depreciation of $5.7 million. The total gain was $6.3 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
In the twenty-six week period ended December 26, 2018, we completed sale leaseback transactions of 145 restaurant properties which were sold for aggregate consideration of $466.3 million. The balances attributable to the restaurant assets sold included Land of $106.5 million, Buildings and leasehold improvements of $224.4 million, certain fixtures included in Furniture and equipment of $9.6 million, and Accumulated depreciation of $169.6 million. The total gain was $295.4 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases included in the sale leaseback transactions were for 15 years, plus renewal options at our discretion. All of these leases were determined to be operating leases. Rent expenses associated with these operating leases were recognized on a straight-line basis over the lease terms under Legacy GAAP during fiscal 2019. As of June 26, 2019, the straight-line rent accrual balance of $62.3 million was included in Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets (Unaudited) which included $2.8 million associated with these operating leases that were reclassified into the Operating lease assets balance upon adoption of ASC 842 effective June 27, 2019, the first day of fiscal 2020.
Gain and Deferred Gain Recognition
In fiscal 2019, we recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen and twenty-six week periods ended December 26, 2018, $4.4 million and $17.7 million of the gain was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited), respectively. As of June 26, 2019, the remaining balance of the deferred gain of $274.6 million was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets (Unaudited). The deferred gain balance was eliminated through the cumulative effect adjustment to Retained earnings effective June 27, 2019, the first day of fiscal 2020, upon the adoption of ASC 842. Refer above for ASC 842 adoption details. For any future sale leaseback transactions under the ASC 842 guidance, the gain, adjusted for any off-market terms, will be recognized immediately in most cases.

4. REVENUE RECOGNITION
Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, these future revenues are not yet determinable due to unsatisfied performance obligations based upon a sales-based measure.
The unrecognized fees received from franchisees are classified within Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets (Unaudited). A summary of significant changes to the related deferred balance during the twenty-six week period ended December 25, 2019 is presented below, followed by the revenues expected to be recognized in the subsequent periods based on current information.

Deferred Development and Franchise Fees
Balance at June 26, 2019	$16.2
Additions	0.5
Amount recognized for Chili’s restaurant acquisition(1)	(2.6)
Amount recognized to Franchise and other revenues	(0.8)
Balance at December 25, 2019	$13.3

(1)
Deferred development and franchise fees remaining balances associated with the 116 Chili’s restaurants acquired from a franchisee at the September 5, 2019 acquisition date were recognized in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited).

Fiscal Year	Development and Franchise Fees Revenue Recognition
Remainder of 2020	$0.6
2021	1.1
2022	1.0
2023	1.0
2024	1.0
Thereafter	8.6
$13.3

5. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Restaurant impairment charges	$4.6	$1.0	$4.6	$1.0
Restaurant closure charges	2.9	2.1	3.1	3.8
Acquisition of franchise restaurants costs, net of (gains)	2.0	—	1.5	—
Remodel-related costs	0.8	2.6	1.5	3.1
Corporate headquarters relocation charges	0.3	0.5	0.7	1.0
Severance and other benefit charges	0.3	—	0.5	—
Foreign currency transaction (gain) loss	(0.3)	0.7	(0.1)	(0.1)
(Gain) on sale of assets, net	(0.1)	(0.8)	(0.1)	(0.8)
Property damages, net of (insurance recoveries)	—	0.2	0.3	(0.6)
Sale leaseback (gain), net of transaction charges	—	(4.4)	—	(17.7)
Lease modification net charge (gain)	—	—	(3.1)	—
Cyber security incident charges	—	—	—	0.4
Other	1.8	0.3	2.5	1.0
	$12.3	$2.2	$11.4	$(8.9)

Fiscal 2020

•
Restaurant impairment charges during the thirteen and twenty-six week periods ended December 25, 2019 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants.

•	Restaurant closure charges during the thirteen and twenty-six week periods ended December 25, 2019 primarily related to leases on certain closed Chili’s restaurant locations.

•
Acquisition of franchise restaurants costs, net of (gains) during the thirteen and twenty-six week periods ended December 25, 2019 related to the 116 restaurants acquired from a franchisee, refer to Note 2 - Chili’s Restaurant Acquisition for details.

•	Remodel-related costs during the thirteen and twenty-six week periods ended December 25, 2019 were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•	Corporate headquarters relocation charges during the thirteen and twenty-six week periods ended December 25, 2019 related to costs associated with the previous corporate headquarters location.

•	Severance and other benefit charges during the thirteen and twenty-six week periods ended December 25, 2019 related to the elimination of certain corporate and Chili’s roles.

•
Foreign currency transaction (gain) loss related to the CMR note denominated in pesos received from the sale of our equity interest in our Chili’s joint venture in Mexico in the second quarter of fiscal 2018. During the thirteen and twenty-six week periods ended December 25, 2019, the value of the peso increased as compared to the United States dollar resulting in a foreign currency transaction gain.

•	Property damages, net of (insurance recoveries) during the twenty-six week period ended December 25, 2019 consisted primarily of costs incurred for damages from Tropical Storm Imelda.

•
Lease modification net charge (gain) during the twenty-six week period ended December 25, 2019 included the first quarter of fiscal 2020 gain related to the lease termination of a previously impaired Chili’s operating lease.

•	(Gain) on sale of assets, net during the thirteen and twenty-six week periods ended December 25, 2019 included gain recognized on the sale of liquor license.
Fiscal 2019

•
Sale leaseback (gain), net of transaction charges during the thirteen and twenty-six week periods ended December 26, 2018 included gains of $4.6 million and $24.7 million, respectively, associated with the transactions, less transaction costs incurred of $0.2 million and $7.0 million, respectively, related to professional services, legal and accounting fees. Refer to Note 3 - Leases for further details on this transaction.

•	(Gain) on sale of assets, net during the thirteen and twenty-six week periods ended December 26, 2018 included $0.8 million of gain recognized on the sale of land in Scottsdale, AZ and Pensacola, FL.

•	Remodel-related costs during the thirteen and twenty-six week periods ended December 26, 2018 were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Restaurant closure charges during the thirteen and twenty-six week periods ended December 26, 2018 were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•	Restaurant impairment charges during the thirteen and twenty-six week periods ended December 26, 2018 were primarily related to the long-lived assets of two underperforming Chili’s restaurants.

•
Foreign currency transaction (gain) loss during the thirteen and twenty-six week periods ended December 26, 2018 included a $0.7 million loss and $0.1 million gain, respectively, resulting from the change in value of the Mexican peso as compared to that of the United States dollar on our Mexican peso denominated note receivable.

•
Corporate headquarters relocation charges during the thirteen and twenty-six week periods ended December 26, 2018 included $0.5 million and $1.0 million, respectively, of accelerated depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed in the third quarter of fiscal 2019.

•
Property damages, net of (insurance recoveries) during the thirteen week period ended December 26, 2018 included $0.2 million of expenses incurred associated with storm damages at certain restaurant locations. Property damages, net of (insurance recoveries) during twenty-six week period ended December 26, 2018 included $0.6 million of insurance proceeds received related to a previously filed fire claim, partially offset by expenses incurred associated with storm damages at certain restaurant locations.

•
Cyber security incident charges during the twenty-six week period ended December 26, 2018 of $0.4 million were recorded related to professional services associated with our response to the fourth quarter fiscal 2018 incident that are not believed to be covered by our insurance coverage. Refer to Note 15 - Commitments and Contingencies for more information.

6. INCOME TAXES

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Effective income tax rate	3.8%	8.6%	6.6%	13.0%

The federal statutory tax rate for all periods presented was 21.0%.

Fiscal 2020
Our fiscal 2020 effective income tax rates for the thirteen and twenty-six week periods ended December 25, 2019 were lower than the federal statutory rate due to the favorable impact of the FICA tax credit.
Fiscal 2019
Our fiscal 2019 effective income tax rates for the thirteen and twenty-six week periods ended December 26, 2018 were lower than the federal statutory rate due to the favorable impact from the FICA tax credit, partially offset by the impact of the sale leaseback transactions. The sale leaseback transactions gains, as described in Note 3 - Leases, were recognized for tax purposes when each transaction was completed during fiscal 2019.
During the twenty-six week period ended December 26, 2018, the taxes on the gains related to the sale leaseback transactions, as described in Note 3 - Leases, of $75.0 million were recognized for tax purposes when the transactions were completed. Also during the twenty-six week period ended December 26, 2018, we paid $67.1 million of the taxes.
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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Basic weighted average shares outstanding	37.4	38.1	37.4	39.2
Dilutive stock options	0.1	0.2	0.1	0.2
Dilutive restricted shares	0.6	0.5	0.6	0.5
	0.7	0.7	0.7	0.7
Diluted weighted average shares outstanding	38.1	38.8	38.1	39.9

Awards excluded due to anti-dilutive effect on diluted net income per share	1.1	0.8	1.2	0.9

8. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants in the United States and Canada as well as the results from our domestic and international franchise businesses. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include Maggiano’s banquet service charge income, advertising fees, gift card breakage, gift card equalization, gift card discount costs from third-party gift card sales, digital entertainment revenues, delivery fee income, franchise and development fees, retail royalty revenues, and merchandise income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include food and beverage costs of sales, restaurant labor costs and restaurant expenses, including advertising expenses. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 25, 2019
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$728.4	$119.1	$—	$847.5
Royalties	9.9	—	—	9.9
Franchise fees and other revenues	4.8	7.1	—	11.9
Franchise and other revenues	14.7	7.1	—	21.8
Total revenues	743.1	126.2	—	869.3

Company restaurant expenses	640.3	99.2	0.1	739.6
Depreciation and amortization	32.1	4.0	3.2	39.3
General and administrative	8.5	1.5	24.6	34.6
Other (gains) and charges	10.6	—	1.7	12.3
Total operating costs and expenses	691.5	104.7	29.6	825.8
Operating income (loss)	51.6	21.5	(29.6)	43.5
Interest expenses	1.1	—	13.9	15.0
Other (income), net	(0.1)	—	(0.4)	(0.5)
Income (loss) before provision for income taxes	$50.6	$21.5	$(43.1)	$29.0

	Thirteen Week Period Ended December 26, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$640.6	$120.9	$—	$761.5
Royalties	13.2	—	—	13.2
Franchise fees and other revenues	8.5	7.5	—	16.0
Franchise and other revenues	21.7	7.5	—	29.2
Total revenues	662.3	128.4	—	790.7

Company restaurant expenses	567.1	100.1	0.2	667.4
Depreciation and amortization	29.5	3.9	2.7	36.1
General and administrative	9.1	1.5	24.8	35.4
Other (gains) and charges	1.4	—	0.8	2.2
Total operating costs and expenses	607.1	105.5	28.5	741.1
Operating income (loss)	55.2	22.9	(28.5)	49.6
Interest expenses	0.7	0.1	14.6	15.4
Other (income), net	—	—	(0.8)	(0.8)
Income (loss) before provision for income taxes	$54.5	$22.8	$(42.3)	$35.0

	Twenty-Six Week Period Ended December 25, 2019
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$1,405.9	$205.5	$—	$1,611.4
Royalties	21.7	0.1	—	21.8
Franchise fees and other revenues	11.1	11.0	—	22.1
Franchise and other revenues	32.8	11.1	—	43.9
Total revenues	1,438.7	216.6	—	1,655.3

Company restaurant expenses	1,236.6	182.3	0.3	1,419.2
Depreciation and amortization	62.8	8.0	6.6	77.4
General and administrative	17.6	3.2	51.8	72.6
Other (gains) and charges	9.0	0.1	2.3	11.4
Total operating costs and expenses	1,326.0	193.6	61.0	1,580.6
Operating income (loss)	112.7	23.0	(61.0)	74.7
Interest expenses	2.0	—	27.9	29.9
Other (income), net	(0.3)	—	(0.7)	(1.0)
Income (loss) before provision for income taxes	$111.0	$23.0	$(88.2)	$45.8

Segment assets(2)	$2,114.1	$255.9	$133.7	$2,503.7
Segment goodwill	151.2	38.4	—	189.6
Payments for property and equipment	42.4	4.2	4.8	51.4

	Twenty-Six Week Period Ended December 26, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,280.9	$208.9	$—	$1,489.8
Royalties	26.1	—	—	26.1
Franchise fees and other revenues	17.1	11.5	—	28.6
Franchise and other revenues	43.2	11.5	—	54.7
Total revenues	1,324.1	220.4	—	1,544.5

Company restaurant expenses	1,130.2	184.0	0.4	1,314.6
Depreciation and amortization	60.0	7.9	5.2	73.1
General and administrative	17.9	3.2	48.1	69.2
Other (gains) and charges(3)	(10.9)	—	2.0	(8.9)
Total operating costs and expenses	1,197.2	195.1	55.7	1,448.0
Operating income (loss)	126.9	25.3	(55.7)	96.5
Interest expenses	1.7	0.2	29.1	31.0
Other (income), net	—	—	(1.6)	(1.6)
Income (loss) before provision for income taxes	$125.2	$25.1	$(83.2)	$67.1

Payments for property and equipment	$58.8	$6.4	$13.5	$78.7

(1)
Chili’s segment information for fiscal 2020 includes the results of operations and preliminary fair value of assets related to the 116 restaurants since the September 5, 2019 acquisition date. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.

(2)	Segment assets for fiscal 2020 are presented in accordance with the newly adopted ASC 842 that now include Operating lease assets, refer to Note 3 - Leases for further details.

(3)
During the twenty-six week period ended December 26, 2018, we completed sale leaseback transactions of 145 Company-owned Chili’s restaurant properties. Chili’s recognized a $17.7 million gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 3 - Leases for further details.

9. DEBT
Long-term debt consists of the following:

	December 25, 2019	June 26, 2019
Revolving credit facility	$570.3	$523.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations (refer to Note 3 - Leases)	85.3	48.4
Total long-term debt	1,305.6	1,221.7
Less unamortized debt issuance costs and discounts	(4.9)	(5.4)
Total long-term debt and finance leases, less unamortized debt issuance costs and discounts	1,300.7	1,216.3
Less current installments of long-term debt and finance leases(1)	(10.5)	(9.7)
Long-term debt and finance leases, less current installments	$1,290.2	$1,206.6

(1)
Current installments of long-term debt and finance leases consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 10 - Accrued and Other Liabilities for further details.

Revolving Credit Facility
During the twenty-six week period ended December 25, 2019, net borrowings of $47.0 million were drawn on the $1.0 billion revolving credit facility primarily to fund the acquisition of Chili’s restaurants (refer to Note 2 - Chili’s Restaurant Acquisition) and share repurchases. As of December 25, 2019, $429.7 million of credit was available under the revolving credit facility.
The revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.000%. At December 25, 2019 the revolver interest rate was 3.180% that consisted of one month LIBOR of 1.805% plus the related applicable revolver margin of 1.375%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates.
Under the revolving credit facility, the maturity date for $890.0 million of the facility is due on September 12, 2021. In the second quarter of fiscal 2020, we modified the revolving credit facility to extend the maturity date for the remaining $110.0 million of the facility from March 12, 2020 to September 12, 2021, which correlates with the maturity date for the $890.0 million. We capitalized debt issuance costs of $1.0 million associated with this amendment, which are included in Other assets in the Consolidated Balance Sheets (Unaudited) at December 25, 2019.
5.000% Notes
In fiscal 2017, we completed the private offering of $350.0 million of our 5.000% senior notes due October 2024 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The 2024 Notes require semi-annual interest payments which began on April 1, 2017.

3.875% Notes
In fiscal 2013, we issued $300.0 million of 3.875% notes due in May 2023 (the “2023 Notes”). The 2023 Notes require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of December 25, 2019, we are in compliance with all financial covenants.
10. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	December 25, 2019	June 26, 2019
Property tax	$22.7	$17.3
Insurance	22.1	17.9
Sales tax	17.8	14.6
Dividends(1)	15.6	14.9
Current installments of finance leases	10.5	9.7
Interest	6.7	7.5
Deferred franchise and development fees (refer to Note 4 - Revenue Recognition)	1.4	1.4
Deferred sale leaseback gains(2)	—	19.3
Straight-line rent(2)	—	5.1
Landlord contributions(2)	—	2.7
Cyber security incident	—	0.8
Other(3)	23.7	29.9
	$120.5	$141.1

(1)
Dividends included the current dividend payable on shares outstanding and current dividends previously accrued related to restricted share awards that will vest in the next year. Other liabilities contain the dividends accrued related to restricted shares that will vest after one year period. Refer to Note 11 - Shareholders’ Deficit for further details.

(2)
Upon the adoption of ASC 842, the Deferred sale leaseback gains were eliminated as a cumulative effect adjustment to Retained earnings. Additionally, Straight-line rent, and Landlord contributions balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 3 - Leases for further details.

(3)
Other primarily consisted of accruals for utilities and services, banquet deposits for Maggiano’s events, certain exit-related lease accruals, rent-related expenses and other various accruals. Accrual balances for certain exit-related lease accruals and rent-related expenses were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 3 - Leases for further details.

Other liabilities consist of the following:

	December 25, 2019	June 26, 2019
Insurance	$37.7	$36.8
Deferred franchise and development fees (refer to Note 4 - Revenue Recognition)	11.9	14.8
Unrecognized tax benefits	2.2	2.1
Straight-line rent(1)	—	57.2
Landlord contributions(1)	—	32.9
Unfavorable leases(1)	—	2.8
Other	6.1	6.4
	$57.9	$153.0

(1)
Straight-line rent, Landlord contributions, and Unfavorable leases balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 3 - Leases for further details.

11. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the twenty-six week periods ended December 25, 2019 and December 26, 2018, respectively, were as follows:

	Twenty-Six Week Period Ended December 25, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Cumulative effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	17.6	525.1	2,967.4	(4,089.4)	(5.8)	(585.1)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	2.6	—	—	—	2.6
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	(0.4)	—	0.6	—	0.2
Retirement of treasury stock	(11.4)	—	(3,345.4)	3,356.8	—	—
Balance at December 25, 2019	$6.2	$527.3	$(364.7)	$(732.0)	$(5.7)	$(568.9)

	Twenty-Six Week Period Ended December 26, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Cumulative effect of ASC 606 adoption	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	17.6	503.9	2,686.5	(4,018.4)	(5.5)	(815.9)
Net income	—	—	32.0	—	—	32.0
Other comprehensive income	—	—	—	—	(0.6)	(0.6)
Dividends ($0.38 per share)	—	—	(14.5)	—	—	(14.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	6.9	—	(69.0)	—	(62.1)
Issuances of common stock	—	(0.2)	—	2.5	—	2.3
Balance at December 26, 2018	$17.6	$514.2	$2,704.0	$(4,084.9)	$(6.1)	$(855.2)

Retirement of Treasury Stock
During the thirteen week period ended December 25, 2019, the Board of Directors approved the retirement of 114.0 million shares of Treasury stock for a weighted average price per share of $29.45. As of December 25, 2019, 24.8 million shares remain in treasury.
Effect of Adoption of ASC 842
In the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained (deficit) earnings for the change in accounting principle. Refer to Note 3 - Leases for more details.
Effect of Adoption of ASC 606
In the first quarter of fiscal 2019, we adopted the revenue recognition standard, ASC 606, and recorded a $7.4 million cumulative effect adjustment decrease to Retained (deficit) earnings for the change in accounting principle.
Dividends
During the twenty-six week periods ended December 25, 2019 and December 26, 2018, we paid dividends of $29.0 million and $31.6 million to common stock shareholders, respectively. We also declared a quarterly dividend on October 28, 2019, that was paid subsequent to the second quarter of fiscal 2020, on December 26, 2019, in the amount of $0.38 per share. As of December 25, 2019, we have accrued dividends of $14.2 million for shares outstanding and $0.4 million of dividends related to restricted share awards in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets (Unaudited), refer to Note 10 - Accrued and Other Liabilities for further details.

Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts for the twenty-six week periods ended December 25, 2019 and December 26, 2018:

	Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018
Stock options
Stock options granted	0.3	0.7
Weighted average exercise price per share	$38.51	$43.63
Weighted average fair value per share	$6.83	$8.25
Restricted share awards
Restricted share awards granted	0.3	0.3
Weighted average fair value per share	$38.59	$43.35

Share Repurchases
Our share repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. The repurchased shares during the twenty-six week periods ended December 25, 2019 and December 26, 2018, respectively, included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
Twenty-Six Week Period Ended December 25, 2019
During the thirteen week period ended September 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million. As of December 25, 2019, approximately $187.8 million was available under our share repurchase authorizations.
Twenty-Six Week Period Ended December 26, 2018
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
During the thirteen and twenty-six week periods ended December 25, 2019, we impaired certain long-lived and lease assets primarily related to 10 underperforming Chili’s restaurants. Additionally, we impaired certain finance and operating lease assets related to previously closed Chili’s restaurants. During the thirteen and twenty-six week periods ended December 26, 2018, we impaired long-lived assets primarily related to two underperforming Chili’s restaurants. We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment expenses recorded on these impaired restaurants for the periods presented.

			Impairment Charges
	Pre-Impairment Carrying Value		Thirteen and Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Underperforming restaurants
Long-lived assets	$4.5	$1.0	$4.5	$1.0
Finance lease assets	0.1	—	0.1	—
Total underperforming restaurants	$4.6	$1.0	$4.6	$1.0
Closed restaurants
Operating lease assets	$6.4	$—	$1.8	$—
Finance lease assets	5.8	—	1.4	—
Total closed restaurants	$12.2	$—	$3.2	$—

Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at December 25, 2019 and June 26, 2019, of $6.7 million and $7.0 million, respectively.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. During the thirteen and twenty-six week periods ended December 25, 2019 and December 26, 2018, no indicators of impairment were identified.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if the result of the qualitative assessment indicates a potential impairment, then the reporting unit’s fair value is compared to its carrying value. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill.
Related to the qualitative assessment, changes in circumstances existing at the measurement date or at other times in the future, such as declines in our market capitalization, as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry could result in an impairment loss of all or a portion of our goodwill.
We performed our goodwill impairment tests at the end of the second quarter. During the thirteen and twenty-six week periods ended December 25, 2019 and December 26, 2018, no indicators of impairment were identified.
Chili’s Restaurant Acquisition
In the first quarter of fiscal 2020, we completed the acquisition of 116 Chili’s restaurants. The preliminary fair value of assets acquired, including goodwill, and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 2 - Chili’s Restaurant Acquisition for details.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.875% notes and 5.000% notes are as follows, refer to Note 9 - Debt for more details:

	December 25, 2019		June 26, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$298.8	$304.7	$298.6	$296.3
5.000% notes	346.3	370.8	345.9	356.2

Long-Term Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at December 25, 2019 was $9.9 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included in Other assets in the Consolidated Balance Sheets (Unaudited). Refer to Note 5 - Other Gains and Charges for further details about this note receivable.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018
Income taxes, net of refunds(1)	$(8.1)	$83.4
Interest, net of amounts capitalized	27.2	28.2

(1)
Income taxes, net of refunds decreased for the twenty-six week period ended December 25, 2019 as compared to the twenty-six week period ended December 26, 2018 primarily due to payments made for income tax liabilities resulting from the sale leaseback transactions completed in the first quarter of fiscal 2019 and receipt of a refund in the first quarter of fiscal 2020 from the overpayment of incomes taxes paid in fiscal 2019, partially offset by current year payments. Refer to Note 3 - Leases and Note 6 - Income Taxes for further details.

Non-cash investing and financing activities are as follows:

	Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018
Retirement of fully depreciated assets	$9.2	$16.6
Dividends declared but not paid	15.0	14.8
Accrued capital expenditures	9.0	14.2
Capital lease additions(1)	—	2.5

(1)
Capital lease additions for the twenty-six week period ended December 25, 2019 are disclosed as part of the finance lease disclosures in Note 3 - Leases, “Consolidated Statement of Cash Flows Disclosure of Lease Amounts” section.

14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 25, 2019 and June 26, 2019, we have outstanding lease guarantees or are secondarily liable for $40.9 million and $55.3 million, respectively. These amounts represent the maximum potential liability of future payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2020 through fiscal 2028. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. Our secondary liability position was reduced approximately $9.3 million in the twenty-six week period ended December 25, 2019 due to certain leases associated with the acquisition of 116 restaurants from a franchisee, refer to Note 2 - Chili’s Restaurant Acquisition for details.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 25, 2019, we had $27.2 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 4 to 10 months.
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
We expect to incur legal and professional services expenses associated with the cyber security incident in future periods, which could be material. We will recognize these expenses as services are received. Related to this incident, payment card companies and associations may request us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the cyber security incident, and regulatory authorities may also impose fines or other remedies against us. While we do not acknowledge responsibility to pay any such amounts imposed by any third parties, we may become obligated to pay such amounts or incur significant related settlement costs. We have settled claims from two payment card companies, and the settlement amounts are included in the costs described in the following paragraph. We will record an estimate for any additional losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention that was fully accrued during fiscal 2018. Since the incident, through December 25, 2019, we have incurred total costs of $4.3 million related to the cyber security incident. This includes the $2.0 million retention recorded in fiscal 2018, an additional $0.4 million during fiscal 2019 for expenses not believed to be covered by our insurance coverage recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited), $1.0 million in costs that have been reimbursed by our insurance carriers, and $0.9 million of receivable for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage.
The Company was named as a defendant in a putative class action lawsuit in the United States District Court for the Middle District of Florida styled In re: Brinker Data Incident Litigation, Case No. 18-cv-00686-TJC-MCR (the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief and attorney’s fees and costs. On January 4, 2019, we filed a Motion to Dismiss all of plaintiffs’ claims asserting that plaintiffs do not have standing to bring the lawsuit and that plaintiffs have failed to state a claim on which relief can be granted.
Following completion of briefing by the parties, the court conducted a hearing on our motion on June 24, 2019. On August 1, 2019, the court granted our Motion to Dismiss for lack of standing as to two plaintiffs and denied the motion as to the remaining plaintiffs. The court deferred its ruling on our argument that plaintiffs failed to state a claim on which relief could be granted pending further briefing. On August 16, 2019, the parties filed their Joint Notice of Choice of Law Briefing Preference. The Company represented that we are ready to move forward with briefing, but plaintiffs claimed that they require a significant amount of additional discovery before briefing can commence. On November 11, 2019, the Company filed a Motion for Protection seeking to limit the scope of some of plaintiffs’ discovery requests. On November 12, 2019, the court issued an order indicating that it would move forward with its ruling on our Motion to Dismiss without further briefing. It also stayed all pending discovery and depositions. Plaintiffs filed their response to our Motion for Protection on December 6, 2019 and we now await the Court’s order. We believe we have defenses and intend to continue defending the Litigation. As such, as of December 25, 2019, we have concluded that a loss from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
15. EFFECT OF NEW ACCOUNTING STANDARDS
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments under ASU 2018-13 add an incremental requirement, among others, for entities to disclose (1) the range and weighted average used to develop significant unobservable inputs and (2) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. Entities may disclose other quantitative information in lieu of the weighted average if they determine that such information embodies a more reasonable and rational method of reflecting the distribution of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal

2021. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.
16. SUBSEQUENT EVENTS
Revolver Net Borrowings
Net payments of $14.0 million were made on the revolving credit facility subsequent to the end of the second quarter of fiscal 2020.
Dividend Declaration
On January 27, 2020, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on March 26, 2020 to shareholders of record as of March 6, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 25, 2019 and December 26, 2018, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 25, 2019, we owned, operated or franchised 1,675 restaurants, consisting of 1,117 Company-owned restaurants and 558 franchised restaurants, located in the United States, 29 countries and two United States territories. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Aligning to our strategy, in the first quarter of fiscal 2020, we acquired 116 Midwest Chili’s restaurants from a franchise partner.
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
We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2019, we focused on our core equities of burgers, ribs, fajitas and margaritas, and improved guest satisfaction with our food and service by improving execution of our operations standards. In the first half of fiscal 2020 we have upgraded the quality of certain menu items, including the new made-to-order Chicky Chicky Bleu Sandwich, featuring the new upgraded quality chicken breast we have integrated into several of our menu items.
The Chili’s brand continues to leverage technology to improve convenience for our guests, and fiscal 2020 contains two full periods of results from our DoorDash partnership. In partnership with DoorDash, we leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating a seamless guest experience and providing Chili’s a delivery service with an economic advantage over independent restaurants and other franchised casual dining chains. We believe that guests will continue to prefer more convenience and options that allow them to eat off-premise, and we plan to continue investments in our digital guest experience, carryout and delivery capabilities.
We have created a digital guest experience that we believe will help us engage our guests more effectively. Our loyalty database included more than 7.2 million active members as of December 25, 2019. We further improved our marketing returns with those guests by offering targeted promotions tied to individual purchase behavior. We will continue to expand our database and digital marketing impact by making the guest loyalty programs a significant part of our marketing strategy.
We believe that improvements at our domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s franchise business.

In fiscal 2019, Maggiano’s opened its first franchise location in the Dallas Fort Worth International Airport, and we anticipate the opening of our second during fiscal 2020 at Dallas Love Field Airport. We intend to explore other opportunities to franchise Maggiano’s.
Maggiano’s continues to leverage technology. In the first half of fiscal 2020, Maggiano’s has begun testing electronic check presenters that facilitate a pay at the table option to provide convenience and efficiency to guests and to increase digital guest engagement. Maggiano’s entered into an exclusive partnership with DoorDash. Our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. In the second quarter of fiscal 2020, our guests were given the ability to order directly through our Maggiano’s website, in addition from the DoorDash platforms.
Our global franchisees continue to grow the brand around the world, opening five restaurants in the second quarter of fiscal 2020, including our first Chili’s restaurant in Vietnam. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 25, 2019 and December 26, 2018, respectively, total full year projected openings in fiscal 2020, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018	Fiscal 2020	December 25, 2019	December 26, 2018
Company-owned restaurants
Chili’s domestic	4	—	5	—	9-11	1,060	938
Chili’s international	—	—	—	—	—	5	5
Maggiano’s	—	—	—	—	—	52	52
Total Company-owned	4	—	5	—	9-11	1,117	995
Franchise restaurants
Chili’s domestic	1	2	2	3	2-3	180	310
Chili’s international	5	6	16	10	27-32	377	379
Maggiano’s	—	1	—	1	1	1	1
Total franchise	6	9	18	14	30-36	558	690
Total restaurants
Chili’s domestic	5	2	7	3	11-14	1,240	1,248
Chili’s international	5	6	16	10	27-32	382	384
Maggiano’s	—	1	—	1	1	53	53
Grand total	10	9	23	14	39-47	1,675	1,685
During the twenty-six week period ended December 25, 2019, we acquired 116 Chili’s restaurants located in the Midwest United States previously owned by a franchisee. The acquisition of these restaurants is not reflected in Openings During the thirteen and twenty-six week periods ended December 25, 2019 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at December 25, 2019 within the total for Company-owned restaurants Chili’s domestic.
Relocations are not included in the table above. During the twenty-six week period ended December 25, 2019 we have not relocated any Company-owned restaurants, however we plan to relocate 0-2 during the remainder of fiscal 2020.
At December 25, 2019, we own property for 43 of the 1,117 Company-owned restaurants. The related book values associated with these restaurants included land of $34.1 million and buildings of $15.8 million.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Unaudited):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Revenues
Company sales	97.5%	96.3%	97.3%	96.5%
Franchise and other revenues	2.5%	3.7%	2.7%	3.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Cost of sales(1)	26.3%	26.4%	26.5%	26.4%
Restaurant labor(1)	34.4%	34.2%	34.8%	34.7%
Restaurant expenses(1)	26.6%	27.0%	26.8%	27.1%
Company restaurant expenses(1)	87.3%	87.6%	88.1%	88.2%
Depreciation and amortization	4.5%	4.6%	4.7%	4.7%
General and administrative	4.0%	4.5%	4.4%	4.5%
Other (gains) and charges	1.4%	0.3%	0.7%	(0.6)%
Total operating costs and expenses	95.0%	93.7%	95.5%	93.8%
Operating income	5.0%	6.3%	4.5%	6.2%
Interest expenses	1.8%	2.0%	1.8%	2.0%
Other (income), net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	3.3%	4.4%	2.8%	4.3%
Provision for income taxes	0.1%	0.4%	0.2%	0.5%
Net income	3.2%	4.0%	2.6%	3.8%
(1)As a percentage of Company sales.
Revenues
Thirteen and Twenty-Six Week Periods Ended December 25, 2019 compared to December 26, 2018
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:

•	Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions.

•
Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include Maggiano’s banquet service charge income, advertising fees, gift card breakage, gift card equalization, gift card discount costs from third-party gift card sales, digital entertainment revenues, delivery fee income, franchise and development fees, retail royalty revenues, and merchandise income.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 26, 2018	$662.3	$128.4	$790.7
Change from:
Restaurant closings	(2.5)	—	(2.5)
Restaurant openings	4.7	—	4.7
Restaurant relocations	0.1	—	0.1
Restaurant acquisition(1)	70.9	—	70.9
Comparable restaurant sales	14.6	(1.8)	12.8
Company sales	87.8	(1.8)	86.0
Royalties(1)(2)	(3.3)	0.0	(3.3)
Franchise fees and other revenues	(3.7)	(0.4)	(4.1)
Franchise and other revenues	(7.0)	(0.4)	(7.4)
Thirteen Week Period Ended December 25, 2019	$743.1	$126.2	$869.3

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 26, 2018	$1,324.1	$220.4	$1,544.5
Change from:
Restaurant closings	(3.9)	—	(3.9)
Restaurant openings	9.3	—	9.3
Restaurant relocations	0.7	—	0.7
Restaurant acquisition(1)	86.2	—	86.2
Comparable restaurant sales	32.7	(3.4)	29.3
Company sales	125.0	(3.4)	121.6
Royalties(1)(2)	(4.4)	0.1	(4.3)
Franchise fees and other revenues	(6.0)	(0.5)	(6.5)
Franchise and other revenues	(10.4)	(0.4)	(10.8)
Twenty-Six Week Period Ended December 25, 2019	$1,438.7	$216.6	$1,655.3

(1)
Effective September 5, 2019, we are no longer receiving royalties on the 116 Midwest Chili’s locations we acquired that were previously franchised. These restaurants are now contributing Company sales for the thirteen week period ended December 25, 2019, and the sixteen week period owned during the twenty-six week period ended December 25, 2019.

(2)
Royalties are based on franchise sales. Our franchisees generated approximately $247.4 million and $545.8 million in sales for the thirteen and twenty-six week periods ended December 25, 2019, respectively, compared to $325.5 million and $645.3 million in sales for the thirteen and twenty-six week periods ended December 26, 2018, respectively.

The table below presents the percentage change in Comparable restaurant sales and Restaurant capacity:

	Percentage Change in the Thirteen Week Period Ended December 25, 2019 versus December 26, 2018
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	1.5%	1.4%	0.3%	(0.2)%	12.5%
Chili’s(4)	2.0%	1.4%	0.5%	0.1%	13.2%
Maggiano’s	(1.4)%	1.4%	0.0%	(2.8)%	0.0%
Chili’s Franchise(4)(5)	(0.4)%
U.S.(4)	0.2%
International	(0.9)%
Chili’s Domestic(4)(6)	1.7%
System-wide(4)(7)	1.0%

	Percentage Change in the Twenty-Six Week Period Ended December 25, 2019 versus December 26, 2018
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	1.9%	1.7%	0.4%	(0.2)%	7.8%
Chili’s(4)	2.4%	1.8%	0.5%	0.1%	8.3%
Maggiano’s	(1.6)%	1.3%	0.0%	(2.9)%	0.0%
Chili’s Franchise(4)(5)	(0.3)%
U.S.(4)	0.3%
International	(1.0)%
Chili’s Domestic(4)(6)	2.0%
System-wide(4)(7)	1.3%

(1)
Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 months, except restaurants acquired by the Company from franchisees are not included until they have been Company-owned for more than 12 months. Amounts are calculated based on comparable current period versus same period a year ago.

(2)	Mix-Shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)
Restaurant Capacity is measured by sales weeks. Amounts are calculated based on comparable current period versus same period a year ago. Chili’s Company-owned Restaurant Capacity increased in fiscal 2020 primarily related to the addition of the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020.

(4)
Chili’s Company-owned Comparable Restaurant Sales excludes the impact from the 116 Chili’s restaurants acquired in the thirteen week period ended September 25, 2019. Chili’s Franchise U.S. Comparable Restaurant Sales includes sales from these 116 acquired restaurants until the September 5, 2019 acquisition date.

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

Costs and Expenses
Thirteen Week Period December 25, 2019 compared to December 26, 2018
The following is a summary of the change in Costs and Expenses:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	December 25, 2019		December 26, 2018
	Dollars	% of Company sales	Dollars	% of Company sales	Dollars	% of Company sales
Cost of sales	$223.1	26.3%	$200.9	26.4%	$22.2	(0.1)%
Restaurant labor	291.8	34.4%	260.8	34.2%	31.0	0.2%
Restaurant expenses	224.7	26.6%	205.7	27.0%	19.0	(0.4)%
Depreciation and amortization	39.3		36.1		3.2
General and administrative	34.6		35.4		(0.8)
Other (gains) and charges	12.3		2.2		10.1
Interest expenses	15.0		15.4		(0.4)
Other (income), net	(0.5)		(0.8)		0.3
Cost of sales, as a percentage of Company sales, decreased 0.1% consisting of 0.5% of increased menu pricing, partially offset by 0.2% of unfavorable commodity pricing primarily related to beef and dairy and 0.2% of unfavorable menu item mix.
Restaurant labor, as a percentage of Company sales, increased 0.2%, that primarily consisted of 0.7% of higher hourly labor wages and taxes, partially offset by 0.3% of sales leverage and other, and 0.2% of lower employee health insurance expenses.
Restaurant expenses, as a percentage of Company sales, decreased 0.4% that primarily consisted of 0.9% of sales leverage and favorable other net various restaurant expenses, partially offset by 0.5% of expenses related to growth in off-premise.
Depreciation and amortization increased $3.2 million primarily due to $4.5 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $2.5 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants, $1.4 million additional depreciation for the new corporate headquarters and $1.2 million in other net depreciation and amortization expenses increases. These increases were partially offset by $6.4 million related to fully depreciated assets and retirements.
General and administrative expenses decreased $0.8 million as follows:

General and Administrative
Thirteen Week Period Ended December 26, 2018	$35.4
Change from:
Stock-based compensation(1)	(1.1)
Professional and legal fees	(1.0)
Rent expenses(2)	0.9
Performance-based compensation	0.2
Other	0.2
Thirteen Week Period Ended December 25, 2019	$34.6

(1)
Stock-based compensation decreased primarily related to the acceleration of stock-based compensation expenses for retirement eligible executives. Retirement eligibility results in the compensation being recognized in full upon grant as there is no vesting period. Our grants typically occur in the first quarter of the fiscal year.

In fiscal 2019, these expenses were recorded over multiple periods as retirement eligibility requirements were not met until the fourth quarter.

(2)	Rent expenses increased primarily related to costs associated with the new corporate headquarters.
Other (gains) and charges primarily included the transactions below, for further details, refer to Note 5 - Other Gains and Charges:

	Thirteen Week Periods Ended
	December 25, 2019	December 26, 2018
Restaurant impairment charges	$4.6	$1.0
Restaurant closure charges	2.9	2.1
Acquisition of franchise restaurants costs, net of (gains)	2.0	—
Remodel-related costs	0.8	2.6
Sale leaseback (gain), net of transaction charges	—	(4.4)
Other	2.0	0.9
	$12.3	$2.2
Interest expenses decreased $0.4 million consisting of lower average borrowing balances and lower interest rates on our revolving credit facility in the thirteen week period ended December 25, 2019, partially offset by higher interest expenses related to the new real estate leases acquired from the 116 Chili’s restaurant acquisition.
Twenty-Six Week Period Ended December 25, 2019 compared to December 26, 2018
The following is a summary of the change in Costs and Expenses:

	Twenty-Six Week Periods Ended				(Favorable) Unfavorable Variance
	December 25, 2019		December 26, 2018
	Dollars	% of Company sales	Dollars	% of Company sales	Dollars	% of Company sales
Cost of sales	$426.9	26.5%	$392.8	26.4%	$34.1	0.1%
Restaurant labor	560.3	34.8%	517.1	34.7%	43.2	0.1%
Restaurant expenses	432.0	26.8%	404.7	27.1%	27.3	(0.3)%
Depreciation and amortization	77.4		73.1		4.3
General and administrative	72.6		69.2		3.4
Other (gains) and charges	11.4		(8.9)		20.3
Interest expenses	29.9		31.0		(1.1)
Other (income), net	(1.0)		(1.6)		0.6
Cost of sales, as a percentage of Company sales, increased 0.1%, consisting of 0.4% of unfavorable commodity pricing primarily related to produce and 0.2% of unfavorable menu item mix, partially offset by 0.5% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, increased 0.1%, that primarily consisted of 0.5% of higher hourly labor wage rates and taxes, partially offset by 0.2% of sales leverage and other, and 0.2% of lower employee health insurance expenses.
Restaurant expenses, as a percentage of Company sales, decreased 0.3% that primarily consisted of 0.9% of sales leverage and favorable other net various restaurant expenses, partially offset by 0.6% of expenses related to growth in off-premise.
Depreciation and amortization increased $4.3 million primarily due to $10.5 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $3.2 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants, $2.8 million related to additional depreciation for the new corporate headquarters and $0.4 million in other net depreciation and amortization expenses increases. These increases were partially offset by $12.6 million related to fully depreciated assets and retirements.
General and administrative expenses increased $3.4 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 26, 2018	$69.2
Change from:
Stock-based compensation(1)	2.3
Rent expenses(2)	1.8
Professional and legal fees	(0.8)
Performance-based compensation	(0.1)
Other	0.2
Twenty-Six Week Period Ended December 25, 2019	$72.6

(1)
Stock-based compensation increased primarily related to the acceleration of stock-based compensation expenses for retirement eligible executives. Retirement eligibility results in the compensation being recognized in full upon grant as there is no vesting period. Our grants typically occur in the first quarter of the fiscal year. In fiscal 2019, these expenses were recorded over multiple periods as retirement eligibility requirements were not met until the fourth quarter.

(2)	Rent expenses increased primarily related to costs associated with the new corporate headquarters.
Other (gains) and charges primarily included the transactions below, for further details, refer to Note 5 - Other Gains and Charges:

	Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018
Restaurant impairment charges	$4.6	$1.0
Restaurant closure charges	3.1	3.8
Remodel-related costs	1.5	3.1
Acquisition of franchise restaurants costs, net of (gains)	1.5	—
Lease modification net charge (gain)	(3.1)	—
Sale leaseback (gain), net of transaction charges	—	(17.7)
Other	3.8	0.9
	$11.4	$(8.9)
Interest expenses decreased $1.1 million consisting of lower average borrowing balances and lower interest rates on our revolving credit facility in the twenty-six week period ended December 25, 2019, partially offset by higher interest expenses related to the new real estate leases from the acquisition of the 116 Chili’s restaurants on September 5, 2019.

Segment Results
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2019	December 26, 2018		December 25, 2019	December 26, 2018
Company sales	$728.4	$640.6	$87.8	$1,405.9	$1,280.9	$125.0
Royalties	9.9	13.2	(3.3)	21.7	26.1	(4.4)
Franchise fees and other revenues	4.8	8.5	(3.7)	11.1	17.1	(6.0)
Franchise and other revenues	14.7	21.7	(7.0)	32.8	43.2	(10.4)
Total revenues	743.1	662.3	80.8	1,438.7	1,324.1	114.6

Company restaurant expenses(1)	640.3	567.1	(73.2)	1,236.6	1,130.2	(106.4)
Depreciation and amortization	32.1	29.5	(2.6)	62.8	60.0	(2.8)
General and administrative	8.5	9.1	0.6	17.6	17.9	0.3
Other gains and charges	10.6	1.4	(9.2)	9.0	(10.9)	(19.9)
Total operating costs and expenses	691.5	607.1	(84.4)	1,326.0	1,197.2	(128.8)
Operating income	$51.6	$55.2	$(3.6)	$112.7	$126.9	$(14.2)
Operating income as a percentage of Total revenues	6.9%	8.3%	(1.4)%	7.8%	9.6%	(1.8)%

(1)	Company restaurant expenses include Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended December 25, 2019 compared to December 26, 2018
Chili’s Total revenues increased by 12.2% primarily due to increased capacity from the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020 and increased comparable restaurant sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
Company restaurant expenses for Chili’s, as a percentage of Company sales, decreased by 0.6% that primarily consisted of 1.4% of sales leverage and other, 0.5% of increased menu pricing, and 0.3% of lower employee health insurance expenses. These were partially offset by 0.7% of higher hourly labor wage rates and taxes, 0.6% of restaurant expenses related to growth in off-premise, 0.2% of unfavorable commodity pricing, and 0.1% of unfavorable menu item mix.
Other gains and charges for Chili’s in the thirteen week period ended December 25, 2019 consisted primarily of $4.6 million of impairment charges, $2.9 million of restaurant closure charges, and $2.0 million of costs related to the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020. Other gains and charges in the thirteen week period ended December 26, 2018 consisted primarily of $4.4 million of Sale leaseback (gain), net of transaction charges, partially offset by $2.6 million of Chili’s remodel write-offs, $2.0 million charge related to lease termination charges, and $1.0 million of impairments related to two underperforming restaurants.
Depreciation and amortization for Chili’s increased $2.6 million primarily due to $4.1 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $2.6 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants, and $1.0 million in other net depreciation and amortization expenses increases. These increases were partially offset by $5.1 million related to fully depreciated assets and retirements.
General and administrative for Chili’s decreased $0.6 million primarily due to a decrease in payroll-related expenses.

Twenty-Six Week Period Ended December 25, 2019 compared to December 26, 2018
Chili’s Total revenues increased 8.7% primarily due to increased capacity from the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020 and increased comparable restaurant sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
Company restaurant expenses for Chili’s, as a percentage of Company sales, decreased 0.2% that primarily consisted of 1.2% of sales leverage and other, 0.5% of increased menu pricing, and 0.3% of lower employee health insurance expenses. These were offset by 0.6% of restaurant expenses related to growth in off-premise, 0.6% of higher hourly labor wage rates and taxes, 0.5% unfavorable commodity pricing, and 0.1% of unfavorable menu item mix.
Other gains and charges for Chili’s during the twenty-six week period ended December 25, 2019 consisted primarily of $4.6 million related to restaurant impairments, $3.1 million related to restaurant closure expenses, $1.5 million related to the acquisition of 116 franchised restaurants and $1.5 million of Chili’s remodel charges. These were partially offset by a $3.1 million net gain on release of a terminated lease liability. Other gains and charges for Chili’s during the twenty-six week period ended December 26, 2018 consisted primarily of $17.7 million net gain from the sale leaseback transactions, partially offset by $3.5 million charge related to restaurant closure expenses, $3.1 million restaurant remodel charges, and $1.0 million related to restaurant impairments.
Depreciation and amortization increased $2.8 million that primarily consisted of $9.6 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $3.2 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants, and $0.1 million in other net depreciation and amortization expenses increases. These increases were partially offset by a decrease of $10.1 million related to fully depreciated assets and retirements.
General and administrative decreased $0.3 million that primarily consisted of a decrease of $1.2 million of acceleration of certain stock-based compensation expenses for newly retirement eligible executives and $0.3 million of reduced professional and legal fees, partially offset by an increase of $1.1 million of payroll related expenses.
Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2019	December 26, 2018		December 25, 2019	December 26, 2018
Company sales	$119.1	$120.9	$(1.8)	$205.5	$208.9	$(3.4)
Royalties	0.0	0.0	0.0	0.1	0.0	0.1
Franchise fees and other revenues	7.1	7.5	(0.4)	11.0	11.5	(0.5)
Franchise and other revenues	7.1	7.5	(0.4)	11.1	11.5	(0.4)
Total revenues	126.2	128.4	(2.2)	216.6	220.4	(3.8)

Company restaurant expenses(1)	99.2	100.1	0.9	182.3	184.0	1.7
Depreciation and amortization	4.0	3.9	(0.1)	8.0	7.9	(0.1)
General and administrative	1.5	1.5	0.0	3.2	3.2	0.0
Other gains and charges	—	—	—	0.1	—	(0.1)
Total operating costs and expenses	104.7	105.5	0.8	193.6	195.1	1.5
Operating income	$21.5	$22.9	$(1.4)	$23.0	$25.3	$(2.3)
Operating income as a percentage of Total revenues	17.0%	17.8%	(0.8)%	10.6%	11.5%	(0.9)%

(1)	Company restaurant expenses includes Cost of sales, Restaurant labor, and Restaurant expenses, including advertising expenses.

Thirteen Week Period Ended December 25, 2019 compared to December 26, 2018
Maggiano’s Total revenues decreased 1.7% due to a decrease in comparable restaurant sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses, as a percentage of Company sales, increased 0.5% for Maggiano’s primarily driven by 1.0% of higher hourly labor wage rates and taxes, 0.6% of higher rent expenses due to the sale leaseback of one restaurant in the fourth quarter of fiscal 2019, 0.2% of unfavorable menu item mix, and 0.4% of sales deleverage and unfavorable other net Company restaurant expenses. These increases were partially offset by 0.6% of lower management salaries and taxes and 0.3% of increased menu pricing.
Twenty-Six Week Period Ended December 25, 2019 compared to December 26, 2018
Maggiano’s Total revenues decreased 1.7% due to a decrease in comparable restaurant sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses as a percentage of Company sales increased 0.6%, for Maggiano’s primarily driven by 0.7% of higher hourly labor wage rates and taxes, 0.6% increase in rent and property tax expenses due to the sale leaseback of one restaurant in the fourth quarter of fiscal 2019, 0.3% of unfavorable menu item mix, partially offset by 0.4% of lower management salaries and taxes, 0.3% of increased menu pricing, 0.3% of favorable other net Company restaurant expenses and sales deleverage.
Income Taxes

	Thirteen Week Periods Ended			Twenty-Six Week Periods Ended
	December 25, 2019	December 26, 2018	Change	December 25, 2019	December 26, 2018	Change
Effective income tax rate	3.8%	8.6%	(4.8)%	6.6%	13.0%	(6.4)%
The effective income tax rates in the thirteen and twenty-six week periods ended December 25, 2019 decreased compared to the thirteen and twenty-six week periods ended December 26, 2018 primarily driven by the impact of the fiscal 2019 sale leaseback gain.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2019	December 26, 2018
Net cash provided by operating activities	$142.3	$56.2	$86.1
Net cash flow from operating activities increased primarily due to $67.1 million of tax payments made in fiscal 2019 related to the sale leaseback gain and $14.0 million of tax refunds received in fiscal 2020.

Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2019	December 26, 2018
Cash flows from investing activities
Payments for property and equipment	$(51.4)	$(78.7)	$27.3
Payments for franchise restaurant acquisitions	(96.2)	—	(96.2)
Proceeds from sale of assets	0.3	1.2	(0.9)
Proceeds from note receivable	1.4	1.3	0.1
Insurance recoveries	—	1.4	(1.4)
Proceeds from sale leaseback transactions, net of related expenses	—	458.0	(458.0)
Net cash (used in) provided by investing activities	$(145.9)	$383.2	$(529.1)
Net cash from investing activities decreased primarily due to $458.0 million in net cash proceeds received from the sale leaseback transactions during fiscal 2019. Additionally, $96.2 million cash consideration was paid for the purchase of 116 Chili’s restaurants from a franchisee during fiscal 2020. These decreases were partially offset by $27.3 million of lower Capital expenditures in fiscal 2020 primarily related to the Chili’s remodel program and fiscal 2019 expenditures for our new corporate headquarters, partially offset by an increase in new restaurant construction during fiscal 2020.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2019	December 26, 2018
Cash flows from financing activities
Borrowings on revolving credit facility	$463.0	$479.0	$(16.0)
Payments on revolving credit facility	(416.0)	(713.0)	297.0
Purchases of treasury stock	(11.3)	(167.6)	156.3
Payments on long-term debt	(5.0)	(3.7)	(1.3)
Payments of dividends	(29.0)	(31.6)	2.6
Proceeds from issuances of treasury stock	1.5	2.8	(1.3)
Payments for debt issuance costs	(1.0)	—	(1.0)
Net cash provided by (used in) financing activities	$2.2	$(434.1)	$436.3
Net cash from financing activities increased primarily due to a $281.0 million increase in net borrowing activity on the revolving credit facility, a decrease of $156.3 million in share repurchases and a $2.6 million decrease in dividends paid during the twenty-six week period ended December 25, 2019 due to fewer shares outstanding.
Net borrowings of $47.0 million were drawn during the twenty-six week period ended December 25, 2019 on the $1.0 billion revolving credit facility primarily to fund the acquisition of Chili’s restaurants and share repurchases. As of December 25, 2019, $429.7 million of credit was available under the revolving credit facility. Subsequent to the end of the quarter, net payments of $14.0 million were made on the revolving credit facility.
In the second quarter of fiscal 2020, we modified the revolving credit facility to extend the maturity date for $110.0 million of the facility from March 12, 2020 to September 12, 2021, which correlates with the maturity date for the $890.0 million.
Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, but is subject to a maximum of LIBOR plus 2.000%. At December 25, 2019 the revolver interest rate was 3.180%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates.

As of December 25, 2019, we are in compliance with all financial covenants. Refer to Note 9 - Debt for further information about our notes and revolving credit facility.
During the twenty-six week period ended December 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million. At December 25, 2019, we had $187.8 million remaining in our existing share repurchase program authorized by the Board of Directors. Our stock repurchase plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares during the twenty-six week period ended December 25, 2019 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
During the twenty-six week period ended December 25, 2019, we declared a quarterly dividend on October 28, 2019, that was paid subsequent to the second quarter of fiscal 2020, on December 26, 2019, in the amount of $0.38 per share. Also subsequent to the end of the second quarter of fiscal 2020, on January 27, 2020, our Board of Directors declared a quarterly dividend of $0.38 per share to be paid on March 26, 2020 to shareholders of record as of March 6, 2020.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 14 - Contingencies, in the Consolidated Financial Statements (Unaudited), and have entered into certain pre-commencement leases as disclosed in Note 3 - Leases included in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Note 15 - Effect of New Accounting Standards in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
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
Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control Over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended December 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other risk factors may adversely affect our financial performance. These other risk factors could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, consumer confidence, and operating costs. Such risks include, without limitation, changes in financial and credit markets (including rising interest rates); increases in fuel costs and availability for our team members, customers and suppliers; increases in health care costs; the prospects of health epidemics or pandemics; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; energy shortages and rolling blackouts; weather; inadequate insurance coverage; and limitations imposed by our credit agreements.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 - Contingencies to the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended December 25, 2019, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
September 26, 2019 through October 30, 2019	0.0	$41.67	—	$187.8
October 31, 2019 through November 27, 2019	0.0	44.83	—	187.8
November 28, 2019 through December 25, 2019	0.0	42.27	—	187.8
Total	0.0	42.14	—

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 25, 2019, 0.9 thousand shares were tendered by team members at an average price of $42.14.

(2)	The final amount shown is as of December 25, 2019.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10
Fourth Amendment to Credit Agreement dated December 5, 2019, by and among the Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Texas, Inc., Brinker Florida, Inc., and Brinker International Payroll Company, L.P., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Bank, Ltd., SunTrust Bank, U.S. Bank National Association, Barclays Bank PLC, Regions Bank, Associated Bank, National Association, and PNC Bank, National Association*

31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer and President of Chili’s Grill & Bar of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the thirteen week period ended December 25, 2019 is formatted in Inline XBRL.

*	Filed herewith.

(1)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 27, 2018 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: January 29, 2020	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: January 29, 2020	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)