Form 10-Q
period 2020-03-25
BRINKER INTERNATIONAL, INC
filed 2020-04-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2020
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DE				75-1914582
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3000 Olympus Blvd
Dallas	TX			75019
(Address of principal executive offices)				(Zip Code)
		(972)	980-9917
(Registrant’s telephone number, including area code)

Class	Trading Symbol(s)	Name of exchange on which registered	Outstanding at April 24, 2020
Common Stock, $0.10 par value	EAT	NYSE	36,906,438 shares
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

BRINKER INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Revenues
Company sales	$840.4	$811.6	$2,451.8	$2,301.4
Franchise and other revenues	19.6	27.7	63.5	82.4
Total revenues	860.0	839.3	2,515.3	2,383.8
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Food and beverage costs	226.7	216.7	653.6	609.5
Restaurant labor	285.9	274.0	846.2	791.1
Restaurant expenses	220.2	204.7	652.2	609.4
Company restaurant expenses	732.8	695.4	2,152.0	2,010.0
Depreciation and amortization	43.5	36.4	120.9	109.5
General and administrative	23.3	40.8	95.9	110.0
Other (gains) and charges	19.3	(3.5)	30.7	(12.4)
Total operating costs and expenses	818.9	769.1	2,399.5	2,217.1
Operating income	41.1	70.2	115.8	166.7
Interest expenses	14.3	15.3	44.2	46.3
Other (income), net	(0.4)	(0.6)	(1.4)	(2.2)
Income before provision for income taxes	27.2	55.5	73.0	122.6
Provision (benefit) for income taxes	(3.6)	5.7	(0.6)	14.4
Net income	$30.8	$49.8	$73.6	$108.2

Basic net income per share	$0.83	$1.33	$1.97	$2.80

Diluted net income per share	$0.81	$1.31	$1.94	$2.75

Basic weighted average shares outstanding	37.2	37.5	37.3	38.6

Diluted weighted average shares outstanding	37.8	38.1	38.0	39.3

Other comprehensive income (loss)
Foreign currency translation adjustment	$(1.0)	$0.2	$(1.1)	$(0.1)
Other comprehensive income (loss)	(1.0)	0.2	(1.1)	(0.1)
Comprehensive income	$29.8	$50.0	$72.5	$108.1

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 25, 2020	June 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$167.2	$13.4
Accounts receivable, net	44.0	55.0
Inventories	26.3	23.2
Restaurant supplies	51.2	47.1
Prepaid expenses	12.6	23.7
Income taxes receivable, net	14.0	14.6
Total current assets	315.3	177.0
Property and equipment, at cost
Land	34.0	33.4
Buildings and leasehold improvements	1,551.9	1,454.6
Furniture and equipment	806.4	757.5
Construction-in-progress	27.8	19.2
	2,420.1	2,264.7
Less accumulated depreciation and amortization	(1,588.0)	(1,509.6)
Net property and equipment	832.1	755.1
Other assets
Operating lease assets (Note 4)	1,159.9	—
Goodwill (Note 3)	187.4	165.5
Deferred income taxes, net (Note 4)	42.5	112.0
Intangibles, net	23.6	22.3
Other	24.6	26.4
Total other assets	1,438.0	326.2
Total assets	$2,585.4	$1,258.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$101.3	$97.5
Gift card liability	108.7	100.9
Accrued payroll	55.4	82.1
Operating lease liabilities (Note 4)	120.7	—
Other accrued liabilities	133.9	141.1
Total current liabilities	520.0	421.6
Long-term debt and finance leases, less current installments	1,428.9	1,206.6
Long-term operating lease liabilities, less current portion (Note 4)	1,154.2	—
Deferred gain on sale leaseback transactions (Note 4)	—	255.3
Other liabilities (Note 4)	57.0	153.0
Commitments and contingencies (Note 15)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 62.2 million shares issued and 36.9 million shares outstanding at March 25, 2020, and 176.2 million shares issued and 37.5 million shares outstanding at June 26, 2019)	6.2	17.6
Additional paid-in capital	526.1	522.0
Accumulated other comprehensive loss	(6.7)	(5.6)
Retained (deficit) earnings	(347.9)	2,771.2
Treasury stock, at cost (25.3 million shares at March 25, 2020, and 138.7 million shares at June 26, 2019)	(752.4)	(4,083.4)
Total shareholders’ deficit	(574.7)	(778.2)
Total liabilities and shareholders’ deficit	$2,585.4	$1,258.3

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019
Cash flows from operating activities
Net income	$73.6	$108.2
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	120.9	109.5
Stock-based compensation	9.0	13.0
Restructure charges and other impairments	24.8	14.4
Net loss (gain) on disposal of assets	1.1	(27.6)
Other	1.7	2.1
Changes in assets and liabilities:
Accounts receivable, net	12.8	4.1
Inventories	(1.2)	0.2
Restaurant supplies	(0.3)	(0.3)
Prepaid expenses	10.8	(1.3)
Operating lease assets, net of liabilities	(6.3)	—
Deferred income taxes, net	4.2	(83.8)
Other assets	(0.4)	(0.5)
Accounts payable	(1.7)	4.2
Gift card liability	5.1	(1.3)
Accrued payroll	(26.6)	8.5
Other accrued liabilities	11.1	2.6
Current income taxes	(0.2)	1.1
Other liabilities	(0.6)	(2.5)
Net cash provided by operating activities	237.8	150.6
Cash flows from investing activities
Payments for property and equipment	(82.0)	(128.0)
Payments for franchise restaurant acquisitions	(94.6)	(1.3)
Proceeds from sale of assets	1.0	1.4
Proceeds from note receivable	2.2	2.0
Insurance recoveries	—	1.4
Proceeds from sale leaseback transactions, net of related expenses	—	468.8
Net cash (used in) provided by investing activities	(173.4)	344.3
Cash flows from financing activities
Borrowings on revolving credit facility	806.8	626.0
Payments on revolving credit facility	(630.0)	(903.0)
Purchases of treasury stock	(32.3)	(167.7)
Payments of dividends	(43.3)	(46.0)
Payments on long-term debt	(12.4)	(5.7)
Proceeds from issuances of treasury stock	1.6	2.8
Payments for debt issuance costs	(1.0)	—
Net cash provided by (used in) financing activities	89.4	(493.6)
Net change in cash and cash equivalents	153.8	1.3
Cash and cash equivalents at beginning of period	13.4	10.9
Cash and cash equivalents at end of period	$167.2	$12.2

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Nature of Operations
Our Consolidated Financial Statements (Unaudited) as of March 25, 2020 and June 26, 2019, and for the thirteen and thirty-nine week periods ended March 25, 2020 and March 27, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 25, 2020, we owned, operated or franchised 1,675 restaurants, consisting of 1,117 Company-owned restaurants and 558 franchised restaurants, located in the United States, 29 countries and two United States territories.
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
New Accounting Standards Adopted
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The updates also require additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These updates were effective for annual and interim periods for fiscal years beginning after December 15, 2018, which required us to adopt these provisions in the first quarter of fiscal 2020. Refer to Note 4 - Leases for disclosures about our adoption.
The impact of additional accounting standard updates that have not yet been adopted can be found at Note 16 - Effect of New Accounting Standards.

2. NOVEL CORONAVIRUS PANDEMIC
In March 2020, the impact from the spreading of a novel strain of coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency and resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions as have been mandated or encouraged by federal, state and local governments. As of March 25, 2020, we have closed all of our dining and banquet rooms and have moved to an off-premise model. We have not experienced any shortages or service disruptions in our supply chain or the availability of labor to operate restaurants.
Our third quarter of fiscal 2020 results included the impact from the COVID-19 pandemic. Both Chili’s and Maggiano’s are able to serve our guests in this current off-premise model due to our strategic decision to enhance off-premise business over the last three years including online ordering, mobile app, curbside service and third-party delivery. We have been carefully assessing the effect of COVID-19 on our business as conditions continue to evolve throughout the communities we serve. In the third quarter of fiscal 2020, we experienced a decline in Company sales compared to the third quarter of fiscal 2019 primarily due to decreased restaurant traffic as a result of the COVID-19 pandemic.
We expect the decreased traffic and temporary dining and banquet room closures to continue through most of the fourth quarter of fiscal 2020 for the majority of our Company-owned restaurants. Where dining and banquet rooms are closed, we expect our restaurants will continue offering off-premise options, except for 10 restaurants that have been temporarily closed due to their location within a closed structure or other local regulations. Our strategic decision to enhance our off-premise business has enabled us to conveniently serve a significantly higher volume of off-premise guests during this pandemic. In response to this impact, due to the uncertainty in the economy and to preserve liquidity, we have taken proactive measures to reduce costs and paused non-critical projects that do not significantly impact our current operations. These measures included:

•	Significantly reduced capital expenditures to essential spend only, including suspending the Chili’s remodel program and delaying construction of new restaurants;

•	Reduced pay for corporate leadership and team members, as well as above-restaurant level leadership;

•	Reduced marketing, general and administrative and restaurant expenses not related to supporting the off-premise only business model;

•	Suspended the quarterly cash dividend and all share repurchase activity; and

•	Engaged in discussions with our landlords, vendors and other business partners to reduce or defer our lease and other contractual payments and obtain other concessions.
At this time, the duration and extent of COVID-19’s impact is not reasonably possible to estimate due to the uncertainty about the spread of the virus. This could lead to lower sales, further restaurant closures, delays in our supply chain, or ability to staff accordingly which could adversely impact our financial results.
Valuation of Goodwill and Indefinite-Lived Intangibles
Despite the significant excess fair value identified in our goodwill impairment assessment performed at the end of the second quarter of fiscal 2020, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic could indicate that an impairment loss may have been incurred. Therefore, we evaluated the US GAAP Accounting Standards Codifications (“ASC”) 350-20-35 - Intangible Assets - Goodwill and Other - Goodwill and assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 25, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our restaurants from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (4) observable market transactions, and (5) changes to the regulatory environment.
Based on our interim impairment assessment as of March 25, 2020, we have determined that our goodwill and indefinite-lived intangible assets are not impaired. These analyses are predicated on our ability to operate dining and banquet rooms at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results to rigorously evaluate the likelihood of any potential impairment charges at our restaurants and reporting units.
Valuation of Long-lived Assets
Our Net property and equipment and Operating lease assets have recorded values of $832.1 million and $1,159.9 million, respectively, as of March 25, 2020 in the Consolidated Balance Sheets (Unaudited). We review these assets for impairment losses semi-annually, which was last regularly performed at the end of the second quarter of fiscal 2020. As part of the negative effect on our business from the COVID-19 pandemic, as described above, we evaluated ASC 360-10-40 - Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets, and determined as of March 25, 2020, there was no impairment related to long-lived and operating lease assets.
As we obtain greater clarity about the duration and extent of regulatory requirements related to the COVID-19 pandemic, including when our dining rooms will reopen, what operational restrictions may be imposed, our ability to staff reopened dining rooms, and whether customers will re-engage with our brands, we will continue to evaluate our long-lived assets for potential impairment.
Rent Concessions
In response to the pandemic, subsequent to the third quarter of fiscal 2020, certain landlords have provided temporary rent concessions. These concessions primarily relate to the deferral of certain fourth quarter of fiscal 2020 rent payments until future periods. We intend to consider recent FASB staff guidance to account for these lease agreements. Additionally, for locations that rent concessions have not yet been received, we have taken measures to reduce rent payments and are in the process of contacting these landlords for further discussion on the remaining payable due.
COVID-19 Related Charges
Certain charges related to the COVID-19 pandemic were recorded in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. In the thirteen and thirty-nine week periods ended March 25, 2020, these charges included:

•
Employee assistance - $15.5 million related to both Chili’s and Maggiano’s employee assistance payments for the team members that experienced reduced shifts during this pandemic, who would have otherwise not received such payment under our normal compensation practices; and

•	Inventory spoilage - $0.6 million due to the unexpected decline in traffic and dining room closures.
3. CHILI’S RESTAURANT ACQUISITION
On September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
Total cash consideration of $96.0 million, including post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition. The final purchase price allocation was completed in the third quarter of fiscal 2020. The assets and liabilities of these restaurants are recorded at their fair values.
The acquired restaurants in the normal course of business are expected to generate approximately $300.0 million of annualized revenues which will be partially offset by the loss of average annualized royalty and advertising revenues of approximately $22.0 million. During the thirteen and thirty-nine week periods ended March 25, 2020, since the acquisition date, these restaurants generated Company sales of $72.0 million and $158.2 million, respectively, these results included a decrease in normal operations in the third quarter of fiscal 2020 from the COVID-19 pandemic. Refer to Note 2 - Novel Coronavirus Pandemic for further details.
Net acquisition-related charges of $1.0 million and $2.5 million were recorded during the thirteen and thirty-nine week periods ended March 25, 2020, respectively, to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). In the thirteen week period ended March 25, 2020, the net charges consisted of $1.0 million of professional services, transaction and transition related costs. In the thirty-nine week period ended March 25, 2020, the net charges consisted of $4.1 million of professional services, transaction and transition related costs associated with the purchase, and $1.0 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition, partially offset by $2.6 million of franchise deferred revenues balance that were fully recognized at date of acquisition.
The final amounts recorded for the fair value of acquired assets and liabilities at the acquisition date are as follows:

Fair Value September 5, 2019
Current assets(1)	$7.3
Property and equipment	60.3
Operating lease assets	163.5
Reacquired franchise rights(2)	6.9
Goodwill(3)	22.4
Total assets acquired	260.4
Current liabilities(4)	9.1
Operating lease liabilities, less current portion	158.3
Total liabilities assumed	167.4
Net assets acquired(5)	$93.0

(1)	Current assets included petty cash, inventory, and restaurant supplies.

(2)	Reacquired franchise rights have a weighted average amortization period of approximately 8 years.

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

(5)
Net assets acquired at fair value are equal to the total purchase price of $99.0 million, less $3.2 million of closing adjustments and $2.8 million allocated to prepayment of leases entered into between us and the franchisee (refer to Note 4 - Leases for more information).

4. LEASES
As of March 25, 2020, 1,074 of our 1,117 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but own the building) or retail leases (where we lease the land/retail space and building). Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain technology and other restaurant equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.

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

Additionally, Other accrued liabilities included $19.3 million of deferred gain on sale leaseback transactions that was eliminated as a cumulative effect adjustment to Retained earnings upon adoption, refer to (5) below for further details. Refer to Note 11 - Accrued and Other Liabilities for June 26, 2019 balance details.

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

Lease Amounts Included in the Thirteen and Thirty-Nine Week Periods Ended March 25, 2020
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease asset and liabilities included in the Consolidated Balance Sheets (Unaudited):

	March 25, 2020
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$77.5	$1,159.9	$1,237.4

Current lease liabilities	13.0	120.7	133.7
Long-term lease liabilities	83.5	1,154.2	1,237.7
Total lease liabilities	$96.5	$1,274.9	$1,371.4

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

Consolidated Statement of Comprehensive Income Disclosure of Lease Amounts
The components of lease expenses, including variable lease costs primarily consisting of rent based on a percentage of sales, common area maintenance and real estate tax charges, and short-term lease expenses for leases with lease terms less than twelve months are included in the Consolidated Statements of Comprehensive Income (Unaudited) as follows:

	Thirteen Week Period Ended March 25, 2020	Thirty-Nine Week Period Ended March 25, 2020
Operating lease cost	$41.8	$121.0
Finance lease amortization	8.0	13.7
Finance lease interest	1.2	3.2
Short-term lease cost	0.5	1.2
Variable lease cost	15.6	43.9
Sublease (income)	(1.2)	(3.5)
Total lease costs, net	$65.9	$179.5

Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows (Unaudited) is as follows:

Thirty-Nine Week Period Ended March 25, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$126.0
Finance leases	3.2
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	12.4
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases(1)	216.4
Finance leases(1)	60.5

(1)
New lease assets obtained, net of lease liabilities primarily related to the new and assumed operating and finance leases from the Chili’s restaurant acquisition. Refer to Note 3 - Chili’s Restaurant Acquisition and “Significant Changes in Leases during the Period” section below for more information.

Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

	March 25, 2020
	Finance Leases	Operating Leases
Weighted average remaining lease term	10.1 years	11.8 years
Weighted average discount rate	5.0%	4.3%

Lease Maturity Analysis
As of March 25, 2020, accounted for and presented under ASC 842 guidance, the discounted future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	March 25, 2020
Fiscal Year	Finance Leases	Operating Leases	Sublease (Income)
Remainder of 2020	$6.7	$43.5	$(0.8)
2021	15.1	171.0	(3.4)
2022	17.1	165.0	(3.3)
2023	15.3	154.2	(2.6)
2024	10.3	144.2	(1.9)
Thereafter	61.3	986.9	(6.7)
Total future lease payments(1)	125.8	1,664.8	$(18.7)
Less: Imputed interest	29.3	389.9
Present value of lease liability	$96.5	$1,274.9

(1)	Total future lease payments as of March 25, 2020 included non-cancelable lease commitments of $104.5 million for finance leases, and $1,094.1 million for operating leases.
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

Significant Changes in Leases during the Period
In the first quarter of fiscal 2020, as part of the Chili’s restaurant acquisition, we assumed and entered into 90 new operating leases included in the balances at March 25, 2020. The leases were recorded net of purchase price accounting adjustments and prepaid rent. At March 25, 2020, the balances associated with these new leases in the Consolidated

Balance Sheets (Unaudited) include Operating lease assets of $167.1 million, Operating lease liabilities of $5.2 million, and Long-term operating lease liabilities, less current portion of $160.1 million.
Additionally related to this transaction, we entered into 12 new finance leases with the initial terms of approximately 11 years, plus renewal options. At March 25, 2020, the balances associated with these finance leases in the Consolidated Balance Sheets (Unaudited) include Buildings and leasehold improvements of $25.1 million, Other accrued liabilities of $0.6 million, and Long-term debt and finance leases, less current installments of $24.6 million. Refer to Note 3 - Chili’s Restaurant Acquisition for information about the acquisition.
Pre-Commencement Leases
In the first quarter of fiscal 2020, we executed one finance lease for Chili’s table-top devices with an initial term of 3 years beginning once all devices have been received, plus one 3-year renewal option. We began receiving the table-top devices in the second quarter of fiscal 2020 and will continue over the remaining course of fiscal 2020. The lease balances at March 25, 2020 related to the devices received through end of the third quarter of fiscal 2020 are included in the finance lease balances in the Consolidated Balance Sheets (Unaudited). The undiscounted fixed payments over the initial term of the lease, net of lease incentives for the remaining devices not received by March 25, 2020 is $12.2 million.
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
Fiscal 2019 Sale Leaseback Transactions
Restaurant Properties Sale Leaseback Transactions
In the thirteen week period ended March 27, 2019, we completed sale leaseback transactions of four restaurant properties which were sold for aggregate consideration of $11.1 million. The balances attributable to the restaurant assets sold included Land of $3.9 million, Buildings and leasehold improvements of $6.7 million, certain fixtures included in Furniture and equipment of $0.2 million, and Accumulated depreciation of $3.1 million. The total gain was $3.4 million.
In the thirty-nine week period ended March 27, 2019, we completed sale leaseback transactions of 149 restaurant properties which were sold for aggregate consideration of $477.4 million. The balances attributable to the restaurant assets sold included Land of $110.4 million, Buildings and leasehold improvements of $231.1 million, certain fixtures included in Furniture and equipment of $9.8 million, and Accumulated depreciation of $172.7 million. The total gain was $298.8 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases included in the sale leaseback transactions were for 15 years, plus renewal options at our discretion. All of these leases were determined to be operating leases under legacy GAAP. Rent expenses associated with these operating leases were recognized on a straight-line basis over the lease terms under Legacy GAAP during fiscal 2019. As of June 26, 2019, the straight-line rent accrual balance of $62.3 million was included in Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets (Unaudited) which included $2.8 million associated with these operating leases that were reclassified into the Operating lease assets balance upon adoption of ASC 842 effective June 27, 2019, the first day of fiscal 2020.
Gain and Deferred Gain Recognition
In fiscal 2019, under legacy GAAP, we recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. During the thirteen and thirty-nine week periods ended March 27, 2019, $4.7 million and $29.4 million of the gain, less transaction costs incurred of $0.4 million and $7.4 million, respectively, related to professional services, legal and accounting fees, was recognized to Other (gains) and charges in the Consolidated

Statements of Comprehensive Income (Unaudited), respectively. As of June 26, 2019, the remaining balance of the deferred gain of $274.6 million was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets (Unaudited). The deferred gain balance was eliminated through the cumulative effect adjustment to Retained earnings effective June 27, 2019, the first day of fiscal 2020, upon the adoption of ASC 842. Refer above for ASC 842 adoption details. For any future sale leaseback transactions under the ASC 842 guidance, the gain, adjusted for any off-market terms, will be recognized immediately in most cases.
5. REVENUE RECOGNITION
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
The unrecognized fees received from franchisees are classified within Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets (Unaudited). A summary of significant changes to the related deferred balance during the thirty-nine week period ended March 25, 2020 is presented below, followed by the revenues expected to be recognized in the subsequent periods based on current information.

Deferred Development and Franchise Fees
Balance at June 26, 2019	$16.2
Additions	0.8
Amount recognized for Chili’s restaurant acquisition(1)	(2.6)
Amount recognized to Franchise and other revenues	(1.3)
Balance at March 25, 2020	$13.1

(1)
Deferred development and franchise fees remaining balances associated with the 116 Chili’s restaurants acquired from a franchisee at the September 5, 2019 acquisition date were recognized in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited).

Fiscal Year	Development and Franchise Fees Revenue Recognition
Remainder of 2020	$0.3
2021	1.1
2022	1.0
2023	1.0
2024	1.0
Thereafter	8.7
$13.1

6. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consisted of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
COVID-19 related charges	$16.1	$—	$16.1	$—
Foreign currency transaction (gain) loss	2.3	(0.5)	2.2	(0.6)
Acquisition of franchise restaurants costs, net of (gains)	1.1	—	2.6	—
Remodel-related costs	0.6	1.7	2.1	4.8
Restaurant closure charges	0.3	0.2	3.4	4.0
Corporate headquarters relocation charges	0.2	5.2	0.9	6.2
Loss (gain) on sale of assets, net	0.1	(6.0)	—	(6.8)
Restaurant impairment charges	—	—	4.6	1.0
Lease modification net (gain)	—	—	(3.1)	—
Sale leaseback (gain), net of transaction charges	—	(4.3)	—	(22.0)
Other	(1.4)	0.2	1.9	1.0
	$19.3	$(3.5)	$30.7	$(12.4)

Fiscal 2020

•
COVID-19 related charges during the thirteen and thirty-nine week periods ended March 25, 2020 were incurred from the initial impact and our efforts to address the COVID-19 pandemic beginning in the third quarter of fiscal 2020, refer to Note 2 - Novel Coronavirus Pandemic for further details.

•
Foreign currency transaction (gain) loss resulting from the change in value of the Mexican peso as compared to that of the U.S. dollar on our Mexican peso denominated note receivable that we received as consideration from the sale of our equity interest in our Mexico joint venture in the second quarter of fiscal 2018.

•
Acquisition of franchise restaurants costs, net of (gains) during the thirteen and thirty-nine week periods ended March 25, 2020 primarily related to the 116 restaurants acquired from a franchisee, refer to Note 3 - Chili’s Restaurant Acquisition for further details.

•	Remodel-related costs during the thirteen and thirty-nine week periods ended March 25, 2020 were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•	Restaurant closure charges during the thirteen and thirty-nine week periods ended March 25, 2020 primarily related to leases on certain closed Chili’s restaurant locations.

•	Corporate headquarters relocation charges during the thirteen and thirty-nine week periods ended March 25, 2020 related to costs associated with the previous corporate headquarters location.

•	Restaurant impairment charges during the thirty-nine week period ended March 25, 2020 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants.
Fiscal 2019

•	Foreign currency transaction (gain) loss resulting from the change in value of the Mexican peso as compared to that of the U.S. dollar on our Mexican peso denominated note receivable.

•	Remodel-related costs during the thirteen and thirty-nine week periods ended March 27, 2019 were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Restaurant closure charges during the thirteen and thirty-nine week periods ended March 27, 2019 were primarily related to Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•
Corporate headquarters relocation charges during the thirteen and thirty-nine week periods ended March 27, 2019 included costs associated with the previous corporate headquarters location and accelerated depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed in the third quarter of fiscal 2019.

•
Loss (gain) on sale of assets, net during the thirteen and thirty-nine week periods ended March 27, 2019 primarily included $5.8 million for the net gain recognized on the sale of the owned portion of our previous corporate headquarters building, and additionally included in the thirty-nine week period ended March 27, 2019 is $0.8 million of gain recognized on the sale of land in Scottsdale, AZ and Pensacola, FL.

•	Restaurant impairment charges during the thirty-nine week period ended March 27, 2019 were primarily related to the long-lived assets of two underperforming Chili’s restaurants.

•
Sale leaseback (gain), net of transaction charges during the thirteen and thirty-nine week periods ended March 27, 2019 related to the fiscal 2019 sale leaseback transactions, refer to Note 4 - Leases for further details on this transaction.

7. INCOME TAXES

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Effective income tax rate	(13.2)%	10.3%	(0.8)%	11.7%

The federal statutory tax rate for all periods presented was 21.0%.
Fiscal 2020
Our fiscal 2020 effective income tax rates for the thirteen and thirty-nine week periods ended March 25, 2020 were lower than the federal statutory rate primarily due to reduced profitability related to the COVID-19 pandemic in the third quarter of fiscal 2020, and the FICA tax credit in fiscal 2020. The provision for income taxes includes a significant reduction in the third quarter of fiscal 2020 necessary to align the year-to-date provision for income taxes to the year-to-date income.
A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate to Provision (benefit) for income taxes is as follows for the thirty-nine week period ended March 25, 2020:

Thirty-Nine Week Period Ended
March 25, 2020
Income tax expense at statutory rate	$15.3
FICA tax credit	(22.1)
State income taxes, net of Federal benefit	5.2
Other	1.0
Provision (benefit) for income taxes	$(0.6)

Fiscal 2019
Our fiscal 2019 effective income tax rates for the thirteen and thirty-nine week periods ended March 27, 2019 were lower than the federal statutory rate due to the favorable impact from the FICA tax credit, partially offset by the impact of the sale leaseback transactions.

The sale leaseback transactions gains, as described in Note 4 - Leases, were recognized for tax purposes when each transaction was completed during fiscal 2019, and as such, related taxes of $76.0 million were recognized during the thirty-nine week period ended March 27, 2019. We paid $75.0 million of these taxes in the thirty-nine week period ended March 27, 2019, with the remaining $1.0 million paid in the fourth quarter of fiscal 2019.
8. NET INCOME PER SHARE
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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Basic weighted average shares outstanding	37.2	37.5	37.3	38.6
Dilutive stock options	0.1	0.1	0.1	0.2
Dilutive restricted shares	0.5	0.5	0.6	0.5
Total dilutive impact	0.6	0.6	0.7	0.7
Diluted weighted average shares outstanding	37.8	38.1	38.0	39.3

Awards excluded due to anti-dilutive effect	1.4	0.8	1.3	0.9

9. SEGMENT INFORMATION
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
Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include Maggiano’s banquet service charge income, gift card breakage, gift card equalization, gift card discount costs from third-party gift card sales, advertising fees, digital entertainment revenues, delivery fee income, franchise and development fees, merchandise income, and retail royalty revenues. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.

Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include Food and beverage costs, Restaurant labor, and Restaurant expenses that primarily included restaurant rent, supplies, property and equipment maintenance, advertising expenses, utilities, credit card processing fees and property taxes. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 25, 2020
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$748.7	$91.7	$—	$840.4
Royalties	9.4	0.1	—	9.5
Franchise fees and other revenues	6.3	3.8	—	10.1
Franchise and other revenues	15.7	3.9	—	19.6
Total revenues	764.4	95.6	—	860.0

Company restaurant expenses	648.4	84.3	0.1	732.8
Depreciation and amortization	36.5	3.8	3.2	43.5
General and administrative	5.9	1.1	16.3	23.3
Other (gains) and charges	14.9	2.4	2.0	19.3
Total operating costs and expenses	705.7	91.6	21.6	818.9
Operating income (loss)	58.7	4.0	(21.6)	41.1
Interest expenses	1.1	—	13.2	14.3
Other (income), net	(0.1)	—	(0.3)	(0.4)
Income (loss) before provision for income taxes	$57.7	$4.0	$(34.5)	$27.2

	Thirteen Week Period Ended March 27, 2019
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$709.8	$101.8	$—	$811.6
Royalties	13.4	0.1	—	13.5
Franchise fees and other revenues	9.5	4.7	—	14.2
Franchise and other revenues	22.9	4.8	—	27.7
Total revenues	732.7	106.6	—	839.3

Company restaurant expenses	604.1	91.2	0.1	695.4
Depreciation and amortization	29.8	3.9	2.7	36.4
General and administrative	10.5	1.3	29.0	40.8
Other (gains) and charges	(3.0)	—	(0.5)	(3.5)
Total operating costs and expenses	641.4	96.4	31.3	769.1
Operating income (loss)	91.3	10.2	(31.3)	70.2
Interest expenses	0.6	—	14.7	15.3
Other (income), net	—	—	(0.6)	(0.6)
Income (loss) before provision for income taxes	$90.7	$10.2	$(45.4)	$55.5

	Thirty-Nine Week Period Ended March 25, 2020
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$2,154.6	$297.2	$—	$2,451.8
Royalties	31.1	0.2	—	31.3
Franchise fees and other revenues	17.4	14.8	—	32.2
Franchise and other revenues	48.5	15.0	—	63.5
Total revenues	2,203.1	312.2	—	2,515.3

Company restaurant expenses	1,885.0	266.6	0.4	2,152.0
Depreciation and amortization	99.3	11.8	9.8	120.9
General and administrative	23.5	4.3	68.1	95.9
Other (gains) and charges	23.9	2.5	4.3	30.7
Total operating costs and expenses	2,031.7	285.2	82.6	2,399.5
Operating income (loss)	171.4	27.0	(82.6)	115.8
Interest expenses	3.1	—	41.1	44.2
Other (income), net	(0.4)	—	(1.0)	(1.4)
Income (loss) before provision for income taxes	$168.7	$27.0	$(122.7)	$73.0

Segment assets(2)	$2,081.7	$245.1	$258.6	$2,585.4
Segment goodwill	149.0	38.4	—	187.4
Payments for property and equipment	68.9	6.2	6.9	82.0

	Thirty-Nine Week Period Ended March 27, 2019
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,990.7	$310.7	$—	$2,301.4
Royalties	39.5	0.1	—	39.6
Franchise fees and other revenues	26.6	16.2	—	42.8
Franchise and other revenues	66.1	16.3	—	82.4
Total revenues	2,056.8	327.0	—	2,383.8

Company restaurant expenses	1,734.3	275.2	0.5	2,010.0
Depreciation and amortization	89.8	11.8	7.9	109.5
General and administrative	28.4	4.5	77.1	110.0
Other (gains) and charges(3)	(13.9)	—	1.5	(12.4)
Total operating costs and expenses	1,838.6	291.5	87.0	2,217.1
Operating income (loss)	218.2	35.5	(87.0)	166.7
Interest expenses	2.3	0.2	43.8	46.3
Other (income), net	—	—	(2.2)	(2.2)
Income (loss) before provision for income taxes	$215.9	$35.3	$(128.6)	$122.6

Payments for property and equipment	$96.1	$8.1	$23.8	$128.0

(1)
Chili’s segment information for fiscal 2020 includes the results of operations and fair value of assets and goodwill related to the 116 restaurants since the September 5, 2019 acquisition date. Refer to Note 3 - Chili’s Restaurant Acquisition for further details.

(2)	Segment assets for fiscal 2020 are presented in accordance with the newly adopted ASC 842 that now include Operating lease assets. Refer to Note 4 - Leases for further details.

(3)
Other (gains) and charges during the thirty-nine week period ended March 27, 2019 included the net impact from our completed sale leaseback transactions of 149 Company-owned Chili’s restaurant properties. Chili’s recognized a $22.0 million gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 4 - Leases for further details.

10. DEBT
Long-term debt consists of the following:

	March 25, 2020	June 26, 2019
Revolving credit facility	$700.0	$523.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations (Note 4)	96.5	48.4
Total long-term debt	1,446.5	1,221.7
Less: unamortized debt issuance costs and discounts	(4.6)	(5.4)
Total long-term debt, less unamortized debt issuance costs and discounts	1,441.9	1,216.3
Less: current installments of long-term debt and finance leases(1)	(13.0)	(9.7)
Long-term debt less current installments	$1,428.9	$1,206.6

(1)
Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.

Revolving Credit Facility
During the thirty-nine week period ended March 25, 2020, net borrowings of $176.7 million were drawn on the $1.0 billion revolving credit facility primarily to fund ongoing business operations, the acquisition of Chili’s restaurants (refer to Note 3 - Chili’s Restaurant Acquisition) and share repurchases. As of March 25, 2020, $300.0 million of credit was available under the revolving credit facility that was subsequently amended as described below.
The revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 2.000%. At March 25, 2020 the revolver interest rate was 2.334% that consisted of one month LIBOR of 0.959% plus the related applicable revolver margin of 1.375%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates.
Under the revolving credit facility, the maturity date for $890.0 million of the facility is due on September 12, 2021. In the second quarter of fiscal 2020, we modified the $110.0 million portion of the revolving credit facility to extend the maturity date from March 12, 2020 to September 12, 2021, which coincides with the maturity date for the $890.0 million. We capitalized debt issuance costs of $1.0 million associated with this amendment, which are included in Other assets in the Consolidated Balance Sheets (Unaudited) at March 25, 2020.
Subsequent to the third quarter of fiscal 2020, we amended the revolving credit facility to provide additional liquidity and financial flexibility during the COVID-19 pandemic. The amendment provides a waiver of compliance with financial covenants until the end of the first quarter of fiscal 2021. As a result of this amendment, for a limited time our borrowing capacity has been reduced to $800.0 million, and the interest rate shall be increased to LIBOR plus 1.95%, with a maximum of LIBOR plus 2.25%. Additionally, the LIBOR floor was permanently increased to 0.75%. During this period, we have supplemental reporting obligations to the banks and will be prohibited from making dividends, stock repurchases and investments. Following this waiver period, we will return to $1.0 billion borrowing capacity, and also be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments. This amendment also expanded the collateral securing the revolving credit facility, including intellectual property, among other things, and requires additional subsidiary guarantees. We have incurred certain debt issuance costs associated with this amendment, which will be included in Other assets in the Consolidated Balance Sheets (Unaudited) in the fourth quarter of fiscal 2020.
5.000% Notes
In fiscal 2017, we completed the private offering of $350.0 million of our 5.000% senior notes due October 2024 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The 2024 Notes require semi-annual interest payments which began in the fourth quarter of fiscal 2017.
3.875% Notes
In fiscal 2013, we issued $300.0 million of 3.875% notes due in May 2023 (the “2023 Notes”). The 2023 Notes require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our revolving credit facility contains various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of March 25, 2020, pursuant to the amendment to the revolving credit facility described above, compliance with the financial covenants is waived until the end of the first quarter of fiscal 2021.
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	March 25, 2020	June 26, 2019
Insurance	$21.0	$17.9
Property tax	18.6	17.3
COVID-19-related costs(1)	15.4	—
Dividends(2)	15.1	14.9
Interest	14.6	7.5
Current installments of finance leases	13.0	9.7
Sales tax	12.6	14.6
Deferred franchise and development fees	1.4	1.4
Deferred sale leaseback gains(3)	—	19.3
Straight-line rent(3)	—	5.1
Landlord contributions(3)	—	2.7
Cyber security incident	—	0.8
Other(4)	22.2	29.9
	$133.9	$141.1

(1)	COVID-19 related costs accrued at March 25, 2020 relate to employee relief payments. Refer to Note 2 - Novel Coronavirus Pandemic for further details.

(2)
Dividends included the current dividend payable on shares outstanding and current dividends previously accrued related to restricted share awards that will vest in the next year. Other liabilities contain the dividends accrued related to restricted shares that will vest after one year period. Refer to Note 12 - Shareholders’ Deficit for further details.

(3)
Upon the adoption of ASC 842, the Deferred sale leaseback gains were eliminated as a cumulative effect adjustment to Retained earnings. Additionally, Straight-line rent and Landlord contributions balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for further details.

(4)
Other primarily consisted of accruals for utilities and services, charitable donations, banquet deposits for Maggiano’s events, rent-related expenses, certain exit-related lease accruals and other various accruals. Accrual balances for certain exit-related lease accruals and rent-related expenses were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for further details.

Other liabilities consist of the following:

	March 25, 2020	June 26, 2019
Insurance	$36.7	$36.8
Deferred franchise fees	11.7	14.8
Unrecognized tax benefits	2.3	2.1
Straight-line rent(1)	—	57.2
Landlord contributions(1)	—	32.9
Unfavorable leases(1)	—	2.8
Other	6.3	6.4
	$57.0	$153.0

(1)
Straight-line rent, Landlord contributions, and Unfavorable leases balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for further details.

12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirty-nine week periods ended March 25, 2020 and March 27, 2019, respectively, were as follows:

	Thirty-Nine Week Period Ended March 25, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	17.6	525.1	2,967.4	(4,089.4)	(5.8)	(585.1)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	2.6	—	—	—	2.6
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	(0.4)	—	0.6	—	0.2
Retirement of treasury stock	(11.4)	—	(3,345.4)	3,356.8	—	—
Balance at December 25, 2019	6.2	527.3	(364.7)	(732.0)	(5.7)	(568.9)
Net income	—	—	30.8	—	—	30.8
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends ($0.38 per share)	—	—	(14.0)	—	—	(14.0)
Stock-based compensation	—	(0.7)	—	—	—	(0.7)
Purchases of treasury stock	—	—	—	(21.0)	—	(21.0)
Issuances of common stock	—	(0.5)	—	0.6	—	0.1
Balance at March 25, 2020	$6.2	$526.1	$(347.9)	$(752.4)	$(6.7)	$(574.7)

	Thirty-Nine Week Period Ended March 27, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 27, 2018	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Effect of ASC 606 adoption	—	—	(7.4)	—	—	(7.4)
Net income	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends ($0.38 per share)	—	—	(15.5)	—	—	(15.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	(7.5)	—	(98.0)	—	(105.5)
Issuances of common stock	—	(3.8)	—	4.3	—	0.5
Balance at September 26, 2018	17.6	503.9	2,686.5	(4,018.4)	(5.5)	(815.9)
Net income	—	—	32.0	—	—	32.0
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Dividends ($0.38 per share)	—	—	(14.5)	—	—	(14.5)
Stock-based compensation	—	3.6	—	—	—	3.6
Purchases of treasury stock	—	6.9	—	(69.0)	—	(62.1)
Issuances of common stock	—	(0.2)	—	2.5	—	2.3
Balance at December 26, 2018	17.6	514.2	2,704.0	(4,084.9)	(6.1)	(855.2)
Net income	—	—	49.8	—	—	49.8
Other comprehensive income	—	—	—	—	0.2	0.2
Dividends ($0.38 per share)	—	—	(14.7)	—	—	(14.7)
Stock-based compensation	—	5.8	—	—	—	5.8
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of common stock	—	(0.9)	—	0.9	—	—
Balance at March 27, 2019	$17.6	$519.1	$2,739.1	$(4,084.1)	$(5.9)	$(814.2)

Retirement of Treasury Stock
In the second quarter of fiscal 2020, the Board of Directors approved the retirement of 114.0 million shares of Treasury stock for a weighted average price per share of $29.45. As of March 25, 2020, 25.3 million shares remain in treasury.
Effect of Adoption of ASC 842
In the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained (deficit) earnings for the change in accounting principle. Refer to Note 4 - Leases for further details.
Effect of Adoption of ASC 606
In the first quarter of fiscal 2019, we adopted the revenue recognition standard, ASC 606, and recorded a $7.4 million cumulative effect adjustment decrease to Retained (deficit) earnings for the change in accounting principle.
Dividends
During the thirty-nine week periods ended March 25, 2020 and March 27, 2019, we paid dividends of $43.3 million and $46.0 million to common stock shareholders, respectively. We also declared a quarterly dividend on January 27, 2020, that was paid subsequent to the third quarter of fiscal 2020, on March 26, 2020, in the amount of $0.38 per share. As of March 25, 2020, we have accrued dividends of $14.0 million for shares outstanding in Other accrued liabilities in the Consolidated Balance Sheets (Unaudited), refer to Note 11 - Accrued and Other Liabilities for further details.

Subsequent to quarter end, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. The Board of Directors will reevaluate the suspension as developments surrounding the COVID-19 pandemic mature. There is significant uncertainty regarding the future impact of the pandemic on the restaurant industry and the broader US economy.
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019
Stock options
Stock options granted	0.3	0.7
Weighted average exercise price per share	$38.51	$43.63
Weighted average fair value per share	$6.83	$8.25
Restricted share awards
Restricted share awards granted	0.3	0.3
Weighted average fair value per share	$38.68	$43.52

Share Repurchases
Our share repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. The repurchased shares during the thirty-nine week periods ended March 25, 2020 and March 27, 2019, respectively, included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares.
Thirty-Nine Week Period Ended March 25, 2020
During the thirty-nine week period ended March 25, 2020, we repurchased 0.8 million shares of our common stock for $32.3 million. As of March 25, 2020, approximately $166.8 million was available under our share repurchase authorizations. Subsequent to the third quarter of fiscal 2020, our Board of Directors has suspended our share repurchase program as a result of the COVID-19 impact.
Thirty-Nine Week Period Ended March 27, 2019
In August 2018, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. During the thirty-nine week period ended March 27, 2019, we repurchased 3.6 million shares of our common stock for $167.7 million.
13. FAIR VALUE MEASUREMENTS
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

Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of property and equipment, operating lease assets, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 6 - Other Gains and Charges for more information. Refer to Note 2 - Novel Coronavirus Pandemic for further details on the analysis of the COVID-19 pandemic as a potential triggering event for impairment in the third quarter of fiscal 2020.
During the thirty-nine week period ended March 25, 2020, we impaired certain long-lived and lease assets primarily related to 10 underperforming Chili’s restaurants. Additionally, we impaired certain finance and operating lease assets related to previously closed Chili’s restaurants. During the thirty-nine week period ended March 27, 2019, we impaired certain long-lived assets primarily related to two underperforming restaurants. We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment expenses recorded on these impaired restaurants for the periods presented.

			Impairment Charges
	Pre-Impairment Carrying Value		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Underperforming restaurants
Long-lived assets	$4.5	$1.0	$4.5	$1.0
Finance lease assets	0.1	—	0.1	—
Total underperforming restaurants	$4.6	$1.0	$4.6	$1.0
Closed restaurants
Operating lease assets	$6.4	$—	$1.8	$—
Finance lease assets	5.8	—	1.4	—
Total closed restaurants	$12.2	$—	$3.2	$—

Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at March 25, 2020 and June 26, 2019, of $7.1 million and $7.0 million, respectively.
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. During the thirteen and thirty-nine week periods ended March 25, 2020 and March 27, 2019, no indicators of impairment were identified.
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

We performed our goodwill impairment tests at the end of the second quarter of fiscal 2019 and fiscal 2020 in accordance with our policy and no indicators of impairment were identified. Refer to Note 2 - Novel Coronavirus Pandemic for further details on the updated analysis of the COVID-19 pandemic as a triggering event for impairment in the third quarter of fiscal 2020.
Chili’s Restaurant Acquisition
In the first quarter of fiscal 2020, we completed the acquisition of 116 Chili’s restaurants. The fair value of assets acquired, including goodwill, and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 3 - Chili’s Restaurant Acquisition for further details.
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
The carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values of the 3.875% notes and 5.000% notes are as follows, refer to Note 10 - Debt for further details:

	March 25, 2020		June 26, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$298.9	$194.3	$298.6	$296.3
5.000% notes	346.5	213.5	345.9	356.2

The decrease in fair value of the 3.875% notes and 5.000% notes from June 26, 2019 to March 25, 2020 was due to the impact of the COVID-19 pandemic, refer to Note 2 - Novel Coronavirus Pandemic for further details.
Long-Term Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of the initial analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value of the note receivable continues to approximate the carrying value, which at March 25, 2020 was $7.0 million. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included in Other assets in the Consolidated Balance Sheets (Unaudited). Refer to Note 6 - Other Gains and Charges for further details about this note receivable.

14. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019
Income taxes, net of refunds(1)	$(4.7)	$97.2
Interest, net of amounts capitalized	32.6	34.7

(1)
Income taxes, net of refunds decreased for the thirty-nine week period ended March 25, 2020 as compared to the thirty-nine week period ended March 27, 2019 primarily due to payments made for income tax liabilities resulting from the sale leaseback transactions completed in the first quarter of fiscal 2019 and receipt of a refund in the first quarter of fiscal 2020, partially offset by current year payments. Refer to Note 4 - Leases and Note 7 - Income Taxes for further details.

Non-cash investing and financing activities are as follows:

	Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019
Retirement of fully depreciated assets	$14.0	$23.2
Dividends declared but not paid	14.8	15.2
Accrued capital expenditures	14.7	10.7
Capital lease additions(1)	—	2.5

(1)
Capital lease additions for the thirty-nine week period ended March 25, 2020 are now disclosed as part of the finance lease disclosures in Note 4 - Leases, “Consolidated Statement of Cash Flows Disclosure of Lease Amounts” section.

15. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 25, 2020 and June 26, 2019, we have outstanding lease guarantees or are secondarily liable for $41.7 million and $55.3 million, respectively. These amounts represent the maximum potential liability of future payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2021 through fiscal 2028. Our secondary liability position was reduced approximately $9.3 million in the thirty-nine week period ended March 25, 2020 due to certain leases associated with the acquisition of 116 restaurants from a franchisee, refer to Note 3 - Chili’s Restaurant Acquisition for further details. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
We are monitoring our lease guarantees during the COVID-19 pandemic, and at this time we believe the pandemic will be temporary and, as of the third quarter of fiscal 2020, there have been no notices of default pertaining to these leases. Therefore we believe the loss is not probable at this time, and we will continue to closely monitor this situation.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 25, 2020, we had $27.2 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 1 to 13 months.

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
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention that was fully accrued during fiscal 2018. Since the incident, through March 25, 2020, we have incurred cumulative costs of $4.4 million related to the cyber security incident. This includes the $2.0 million retention recorded in fiscal 2018, $1.7 million in costs that have been reimbursed by our insurance carriers, and $0.2 million of receivable for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage, and an additional $0.4 million during fiscal 2019 and $0.1 million during fiscal 2020 for expenses not believed to be covered by our insurance coverage recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited).
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
Following completion of briefing by the parties, the court conducted a hearing on our motion on June 24, 2019. On August 1, 2019, the court granted our Motion to Dismiss for lack of standing as to two plaintiffs and denied the motion as to the remaining plaintiffs. On January 28, 2020, the court granted in part and denied in part the remaining portion of our Motion to Dismiss, and ordered the Plaintiffs to file their third amended complaint by February 28, 2020 and the parties to file a revised case management report on March 27, 2020. The parties complied with each of these deadlines. On March 5, 2020, the court granted our Motion for Protection in its entirety. Discovery remains stayed pending entry of a new case management and scheduling order. We believe we have defenses and intend to continue defending the Litigation. As such, as of March 25, 2020, we have concluded that a loss from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
16. EFFECT OF NEW ACCOUNTING STANDARDS
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments - In June 2013, the FASB issued ASU 2016-13, creating ASC Topic 326 – Financial Instruments – Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on financial assets measured at amortized cost basis (including, but not limited to loans), net investments in leases recognized as lessor and off-balance sheet credit exposures. ASU 2016-13 eliminates the probable initial recognition threshold under the current incurred loss methodology for recognizing credit losses. Instead, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2021. We expect to adopt this update in the first quarter of fiscal 2021 and do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments under ASU 2018-13 add an incremental requirement, among others, for entities to disclose (1) the range and weighted average used to develop significant unobservable inputs and (2) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. Entities may disclose other quantitative information in lieu of the weighted average if they determine that such information embodies a more reasonable and rational method of reflecting the distribution of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2021. Early adoption is permitted. We expect to adopt this update in the first quarter of fiscal 2021 and do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022. Early adoption is permitted. We anticipate to adopt this update in the first quarter of fiscal 2021 and do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.
17. SUBSEQUENT EVENTS
Revolver Net Borrowings
Subsequent to the quarter end, we amended the revolving credit facility to provide additional liquidity and financial flexibility during the COVID-19 pandemic. Refer to Note 10 - Debt for further details. No borrowings were drawn on the revolving credit facility subsequent to the end of the third quarter of fiscal 2020.
Dividend Suspension
Subsequent to quarter end, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. The Board of Directors will reevaluate the suspension as developments surrounding the

COVID-19 pandemic mature. There is significant uncertainty regarding the future impact of the pandemic on the restaurant industry and the broader US economy.
CARES Act
On March 27, 2020, subsequent to quarter end, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act. Among other things, the CARES Act provides for deferrals of employer payroll tax liabilities coupled with an employee retention tax credit, in addition to a variety of other tax measures.
At this time, we plan to amend our U.S. Income Tax Return for the 2018 and 2019 fiscal years in order to claim additional depreciation related to qualified improvement property that will allow us to generate refunds. In addition, the CARES Act allows employers to defer paying their employer portion of the social security payroll tax (6.2 percent) otherwise due. The deferral period started on March 27, 2020 and runs through December 31, 2020. The amounts will ultimately be paid over to Treasury in two installments 1) half of the deferred amount of payroll taxes from 2020 will be due December 31, 2021, and 2) the remaining half due December 31, 2022. We are continuing to evaluate other tax provisions and opportunities this act may provide.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 25, 2020 and March 27, 2019, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 25, 2020, we owned, operated or franchised 1,675 restaurants, consisting of 1,117 Company-owned restaurants and 558 franchised restaurants, located in the United States, 29 countries and two United States territories. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Pre-COVID-19 Performance
In the third quarter of fiscal 2020, our multi-year strategies were delivering comparable restaurant sales growth. Through March 8, 2020, Company-owned Chili’s comparable restaurant sales had increased by 3.3%, and Company-owned Maggiano’s comparable restaurant sales had increased by 0.6%. At Chili’s, our value offerings and My Chili’s Rewards loyalty program helped drive positive traffic. Our Cheers to Patron® Margarita of the Month and new offerings on our 3 for $10 meal platform were particularly successful in bringing guests back to Chili’s. Our Chili’s off-premise sales, which includes both to-go and delivery, also grew and reached approximately 20% of sales, with approximately 14% coming from to-go and 6% from delivery. Membership in the My Chili’s Rewards loyalty program also continued to grow. While the spread of the novel strain of coronavirus (“COVID-19”) dramatically changed the full-quarter results, we believe these intra-quarter results are further evidence and provide a good foundation for our brands as they move forward our multi-year strategies.
We believe the impact of COVID-19 will not be long-term, and therefore we are committed to our strategies and initiatives that we believe will deliver long-term results.
Impact of COVID-19 Pandemic
COVID-19 caused a dramatic decrease in guest traffic and sales during the last three weeks of the third quarter of fiscal 2020 as it became a global pandemic. We temporarily closed all restaurant dining and banquet rooms as we transitioned to a 100% off-premise model by the end of the third quarter of fiscal 2020. Our priority became protecting the health and safety of team members and guests while continuing to serve our communities. We also took a number of proactive measures to adapt our business to lower demand levels during the COVID-19 pandemic and to reduce the amount of cash lost during the COVID-19 pandemic.
Both Chili’s and Maggiano’s are able to serve our guests during the COVID-19 pandemic as a result of our strategic decision to invest in technology, training and partnerships that enable online ordering, mobile app ordering, curbside service and third-party delivery. As a result, our off-premise sales have grown significantly during the COVID-19 pandemic. Off-premise sales have grown each week since the COVID-19 pandemic, and have captured 57% of prior year Company sales during the week ended April 15, 2020, adjusted to exclude the Midwest region acquisition that occurred in the first quarter of fiscal 2020.
We have been carefully assessing the effect of COVID-19 on our business as conditions continue to evolve throughout the communities we serve. At this time, the impact of COVID-19 in both the short term and long term is difficult to estimate due to the uncertainty about the spread of the virus, the discovery of cures or vaccines and the duration of government restrictions. As a result of COVID-19, we expect a material adverse impact on our revenues, results of operations and cash flows in the fourth quarter of fiscal 2020 and potentially into fiscal 2021. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which COVID-19 will change our business, including when our dining rooms will reopen, what operational restrictions may be imposed, our ability to staff reopened dining rooms, and whether customers will re-engage with our brands. As such, we have taken measures to significantly reduce costs, and partnered with our lenders to provide additional liquidity. Refer to “COVID-19 Impact on Liquidity” section below for further details. We continue to closely monitor and adapt to the evolving situation.
Operations Strategy
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
Our primary strategy remains to make our guests feel special through great food and quality service so that they return to our restaurants. At the end of the second quarter of fiscal 2020, our internal rankings on food quality and service reached an all-time high and our social ratings, as measured by Google, have been improving faster than our casual dining competitors.
Part of our strategy is to differentiate Chili’s from our competitors with a flexible platform of value offerings at both lunch and dinner, and we are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 and is part of the every-day base menu. Additionally, we have continued our Margarita of the Month promotion that started in fiscal 2018 that features a premium-liquor margarita every month at an every-day value price of $5.00. In the first half of fiscal 2020, we continued to see an increase in popularity of both 3 for $10 and Margarita of the Month, helping us increase frequency of loyal guests and win new ones.
We have also invested in our off-premise business to provide convenient technology and off-premise options as more guests are opting for to-go and delivery. Since fiscal 2018, our off-premise business has grown by 67%, faster than most of our competitors. Fiscal 2020 will be the first full year of Chili’s exclusive partnership with DoorDash for third party delivery to our guests. This partnership is proving even more instrumental in offering our guests continued service during the COVID-19 pandemic. In partnership with DoorDash, we leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer more convenience and options that allow them to eat off-premise, and we plan to continue investments in our technology systems and carryout and delivery capabilities.
We also believe our digital guest experience will help us engage our guests more effectively. Our My Chili’s Rewards loyalty database, as of the end of the third quarter of fiscal 2020, includes more than 8 million loyal members who have interacted with Chili’s in the previous six months. We use tabletop devices to engage our guests at the table, and in fiscal 2020 we began rolling out a new tabletop device to continue to enhance this experience. We customize offerings for our guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We expect this strategy to give us a sustained competitive advantage over independent restaurants and the majority of our competitors.
We believe that improvements at our domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s franchise business. Maggiano’s has focused on execution of operating fundamentals to improve service and food for its guests. In fiscal 2020, Maggiano’s also began testing electronic check presenters that facilitate a pay-at-the-table option to provide convenience and efficiency to guests and to increase digital guest engagement. Maggiano’s also has an exclusive partnership with DoorDash. Our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. In the second quarter of fiscal 2020, our guests were given the ability to order delivery directly through our Maggiano’s website, in addition from the DoorDash platforms. In fiscal 2019, Maggiano’s opened its first franchise location in the Dallas Fort Worth International Airport. Progress for a second franchise airport location has been made.

Our global franchisees continue to grow the Chili’s brand around the world, opening 23 restaurants in the first thirty-nine weeks of fiscal 2020, including our first Chili’s restaurant in Vietnam. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. During the COVID-19 pandemic, our franchise partners have experienced similar regulated closures both domestically and globally. We have partnered with our domestic and global franchisees to offer flexibility to help provide liquidity relief during this time.
The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 25, 2020 and March 27, 2019, respectively, total full year projected openings in fiscal 2020, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019	Fiscal 2020	March 25, 2020	March 27, 2019
Company-owned restaurants
Chili’s domestic	1	2	6	2	6	1,060	940
Chili’s international	—	—	—	—	—	5	5
Maggiano’s	—	—	—	—	—	52	52
Total Company-owned	1	2	6	2	6	1,117	997
Franchise restaurants
Chili’s domestic	—	1	2	4	2	178	308
Chili’s international	7	4	23	14	23	379	370
Maggiano’s	—	—	—	1	—	1	1
Total franchise	7	5	25	19	25	558	679
Total restaurants
Chili’s domestic	1	3	8	6	8	1,238	1,248
Chili’s international	7	4	23	14	23	384	375
Maggiano’s	—	—	—	1	—	53	53
Total	8	7	31	21	31	1,675	1,676
During the thirty-nine week period ended March 25, 2020, we acquired 116 Chili’s restaurants located in the Midwest United States previously owned by a franchisee. The acquisition of these restaurants is not reflected in Openings during the thirteen and thirty-nine week periods ended March 25, 2020 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at March 25, 2020 within the total for Company-owned restaurants Chili’s domestic.
Also included in the Total Restaurants Open at March 25, 2020 are locations that were temporarily closed due to the COVID-19 pandemic which included: 10 Company-owned Chili’s restaurants located within a closed structure or closed due to local regulations, 32 domestic Chili’s franchise locations, 203 Chili’s international franchise locations, and 1 Maggiano’s franchise location. Additionally, during this COVID-19 pandemic with the various government restrictions, we have temporarily delayed construction of new restaurants until we are able to safely resume.
Relocations are not included in the table above. During the thirty-nine week period ended March 25, 2020 we have not relocated any Company-owned restaurants, and we do not plan to relocate any Company-owned restaurants during the remainder of fiscal 2020.
At March 25, 2020, we own property for 43 of the 1,117 Company-owned restaurants. The related book values associated with these restaurants included land of $34.1 million and buildings of $15.1 million.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Unaudited):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Revenues
Company sales	97.7%	96.7%	97.5%	96.5%
Franchise and other revenues	2.3%	3.3%	2.5%	3.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Company restaurants (excluding depreciation and amortization)
Food and beverage costs(1)	27.0%	26.7%	26.7%	26.4%
Restaurant labor(1)	34.0%	33.8%	34.5%	34.4%
Restaurant expenses(1)	26.2%	25.2%	26.6%	26.5%
Company restaurant expenses(1)	87.2%	85.7%	87.8%	87.3%
Depreciation and amortization	5.1%	4.3%	4.8%	4.6%
General and administrative	2.7%	4.9%	3.8%	4.6%
Other (gains) and charges	2.2%	(0.4)%	1.2%	(0.5)%
Total operating costs and expenses	95.2%	91.6%	95.4%	93.0%
Operating income	4.8%	8.4%	4.6%	7.0%
Interest expenses	1.7%	1.9%	1.8%	2.0%
Other (income), net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	3.2%	6.6%	2.9%	5.1%
Provision (benefit) for income taxes	(0.4)%	0.7%	0.0%	0.6%
Net income	3.6%	5.9%	2.9%	4.5%
(1)As a percentage of Company sales.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 25, 2020 compared to March 27, 2019
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:

•	Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions.

•
Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include Maggiano’s banquet service charge income, gift card breakage, gift card equalization, gift card discount costs from third-party gift card sales, advertising fees, digital entertainment revenues, delivery fee income, franchise and development fees, merchandise income, and retail royalty revenues.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 27, 2019	$732.7	$106.6	$839.3
Change from:
Restaurant closings(1)	(3.7)	—	(3.7)
Restaurant openings	7.8	—	7.8
Restaurant relocations	(0.2)	—	(0.2)
Restaurant acquisitions(2)	72.0	—	72.0
Comparable restaurant sales(3)	(37.0)	(10.1)	(47.1)
Company sales	38.9	(10.1)	28.8
Royalties(4)	(4.0)	—	(4.0)
Franchise fees and other revenues	(3.2)	(0.9)	(4.1)
Franchise and other revenues	(7.2)	(0.9)	(8.1)
Thirteen Week Period Ended March 25, 2020	$764.4	$95.6	$860.0

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 27, 2019	$2,056.8	$327.0	$2,383.8
Change from:
Restaurant closings(1)	(7.6)	—	(7.6)
Restaurant openings	17.1	—	17.1
Restaurant relocations	0.5	—	0.5
Restaurant acquisitions(2)	158.2	—	158.2
Comparable restaurant sales(3)	(4.3)	(13.5)	(17.8)
Company sales	163.9	(13.5)	150.4
Royalties(4)	(8.4)	0.1	(8.3)
Franchise fees and other revenues	(9.2)	(1.4)	(10.6)
Franchise and other revenues	(17.6)	(1.3)	(18.9)
Thirty-Nine Week Period Ended March 25, 2020	$2,203.1	$312.2	$2,515.3

(1)
Restaurant closings include the impact of permanently closed locations. During certain times restaurants may be temporarily closed, such as during weather or significant maintenance events. Results of temporarily closed restaurants are included in the Comparable restaurant sales category.

(2)
Effective September 5, 2019, we acquired 116 Midwest Chili’s restaurants from a franchisee. The revenues from these restaurants are now included in Company sales for the thirteen week period ended March 25, 2020, and the twenty-nine week period owned during the thirty-nine week period ended March 25, 2020.

(3)
Comparable restaurant sales decreased due to the COVID-19 pandemic that impacted restaurant traffic from the temporary dining room closures, partially offset by increased off-premise traffic as we moved to a 100% off-premise model by the end of the third quarter of fiscal 2020.

(4)
Royalties are based on franchise sales. Our franchisees generated approximately $218.0 million and $742.6 million in sales for the thirteen and thirty-nine week periods ended March 25, 2020, respectively, compared to $335.0 million and $982.7 million in sales for the thirteen and thirty-nine week periods ended March 27, 2019, respectively. Lower royalties in the fiscal 2020 periods are primarily due to the acquisition of 116 Chili’s restaurants from a franchisee in the first quarter of fiscal 2020 and the adverse impact of the COVID-19 pandemic on our domestic and global franchise restaurants. We have offered our franchise partners deferred payment terms on royalty and marketing related fees during this COVID-19 pandemic.
The table below presents the percentage change in Comparable Restaurant Sales and Restaurant Capacity:

	Percentage Change in the Thirteen Week Period Ended March 25, 2020 versus March 27, 2019
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	(5.9)%	1.0%	(0.1)%	(6.8)%	15.3%
Chili’s(4)	(5.3)%	0.9%	0.3%	(6.5)%	16.1%
Maggiano’s	(9.9)%	1.8%	(1.5)%	(10.2)%	0.0%
Chili’s Franchise(4)(5)	(7.7)%
U.S.(4)	(6.3)%
International	(9.5)%
Chili’s Domestic(4)(6)	(5.4)%
System-wide(4)(7)	(6.2)%

	Percentage Change in the Thirty-Nine Week Period Ended March 25, 2020 versus March 27, 2019
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	(0.9)%	1.3%	0.3%	(2.5)%	10.0%
Chili’s(4)	(0.3)%	1.3%	0.7%	(2.3)%	10.6%
Maggiano’s	(4.3)%	1.5%	(0.5)%	(5.3)%	0.0%
Chili’s Franchise(4)(5)	(2.4)%
U.S.(4)	(1.4)%
International	(3.8)%
Chili’s Domestic(4)(6)	(0.5)%
System-wide(4)(7)	(1.1)%

(1)
Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 months except acquired restaurants which are included after more than 12 months ownership. Percentage amounts are calculated based on the comparable periods year-over-year.

(2)	Mix-Shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.

(3)
Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year. Chili’s Company-owned Restaurant Capacity increased in fiscal 2020 primarily related to the acquisition of 116 Chili’s restaurants in the first quarter of fiscal 2020. We believe the COVID-19 related restaurant closures are temporary and therefore no adjustment has been made to capacity.

(4)
Chili’s Company-owned Comparable Restaurant Sales excludes the impact from the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020. Chili’s Franchise U.S. Comparable Restaurant Sales includes sales from these 116 acquired restaurants until the September 5, 2019 acquisition date.

(5)
Chili’s Franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe including franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations.

(6)	Chili’s Domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.

(7)
System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Costs and Expenses
Thirteen Week Periods Ended March 25, 2020 compared to March 27, 2019
The following is a summary of the change in costs and expenses:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	March 25, 2020		March 27, 2019
	Dollars	% of Company sales	Dollars	% of Company sales	Dollars	% of Company sales
Food and beverage costs	$226.7	27.0%	$216.7	26.7%	$10.0	0.3%
Restaurant labor	285.9	34.0%	274.0	33.8%	11.9	0.2%
Restaurant expenses	220.2	26.2%	204.7	25.2%	15.5	1.0%
Depreciation and amortization	43.5		36.4		7.1
General and administrative	23.3		40.8		(17.5)
Other (gains) and charges	19.3		(3.5)		22.8
Interest expenses	14.3		15.3		(1.0)
Other (income), net	(0.4)		(0.6)		0.2
Food and beverage costs, as a percentage of Company sales, increased 0.3% that consisted of 0.4% of unfavorable commodity pricing primarily related to meat and produce and 0.3% of unfavorable menu item mix, partially offset by 0.4% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, increased 0.2%, that primarily consisted of 0.5% of sales deleverage as a result of COVID-19, 0.2% of higher hourly labor wage rates and taxes, 0.2% of higher employee health insurance expenses and 0.1% of other net restaurant labor expenses, partially offset by 0.8% of lower manager bonus expenses.
Restaurant expenses, as a percentage of Company sales, increased 1.0% that primarily consisted of 1.0% of sales deleverage as a result of COVID-19, 0.7% of higher expenses primarily related to delivery fees in connection with the growth in off-premise sales, partially offset by 0.7% of lower advertising expenses.
Depreciation and amortization increased $7.1 million as follows:

Depreciation and amortization
Thirteen Week Period Ended March 27, 2019	$36.4
Change from:
Additions for new and existing restaurant assets(1)	3.9
Acquisition of franchise restaurants(2)	2.5
Corporate assets(3)	0.3
Finance leases	5.7
Retirements and fully depreciated restaurant assets	(5.3)
Thirteen Week Period Ended March 25, 2020	$43.5

(1)	Additions for new and existing restaurant assets increased primarily related to the Chili’s remodel initiative.

(2)	Acquisition of franchise restaurants represents the depreciation and amortization of the assets and finance leases acquired of the 116 Chili’s restaurants in the first quarter of fiscal 2020.

(3)	Corporate assets primarily related to the new corporate headquarters that opened in the third quarter of fiscal 2019, the previous headquarter assets were fully depreciated and retired at that time.

General and administrative expenses decreased $17.5 million as follows:

General and Administrative
Thirteen Week Period Ended March 27, 2019	$40.8
Change from:
Performance-based compensation(1)	(10.7)
Stock-based compensation(2)	(6.3)
Other	(0.5)
Thirteen Week Period Ended March 25, 2020	$23.3

(1)	Performance-based compensation decreased as the COVID-19 pandemic has negatively impacted business performance metrics.

(2)
Stock-based compensation decreased primarily related to the acceleration of stock-based compensation expenses in the first quarter of fiscal 2020 for retirement eligible executives and the timing of grants. Retirement eligibility results in the compensation being recognized in full upon grant as there is no vesting period. In fiscal 2019, these expenses were recorded over multiple periods as retirement eligibility requirements were not met until the fourth quarter.

Other (gains) and charges consisted of the following (for further details, refer to Note 6 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 25, 2020	March 27, 2019
COVID-19 related charges	$16.1	$—
Foreign currency transaction (gain) loss	2.3	(0.5)
Acquisition of franchise restaurants costs, net of (gains)	1.1	—
Remodel-related costs	0.6	1.7
Restaurant closure charges	0.3	0.2
Corporate headquarters relocation charges	0.2	5.2
Loss (gain) on sale of assets, net	0.1	(6.0)
Sale leaseback (gain), net of transaction charges	—	(4.3)
Other	(1.4)	0.2
	$19.3	$(3.5)
Interest expenses decreased $1.0 million consisting of lower average borrowing balances and lower interest rates on our revolving credit facility in the thirteen week period ended March 25, 2020, partially offset by higher interest expenses related to the new real estate finance leases acquired from the 116 Chili’s restaurant acquisition.

Thirty-Nine Week Period Ended March 25, 2020 compared to March 27, 2019
The following is a summary of the change in Costs and Expenses:

	Thirty-Nine Week Periods Ended				(Favorable) Unfavorable Variance
	March 25, 2020		March 27, 2019
	Dollars	% of Company sales	Dollars	% of Company sales	Dollars	% of Company sales
Food and beverage costs	$653.6	26.7%	$609.5	26.4%	$44.1	0.3%
Restaurant labor	846.2	34.5%	791.1	34.4%	55.1	0.1%
Restaurant expenses	652.2	26.6%	609.4	26.5%	42.8	0.1%
Depreciation and amortization	120.9		109.5		11.4
General and administrative	95.9		110.0		(14.1)
Other (gains) and charges	30.7		(12.4)		43.1
Interest expenses	44.2		46.3		(2.1)
Other (income), net	(1.4)		(2.2)		0.8
Food and beverage costs, as a percentage of Company sales, increased 0.3%, that consisted of 0.4% of unfavorable commodity pricing primarily related to produce and meat and 0.3% of unfavorable menu item mix, partially offset by 0.4% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, increased 0.1% that primarily consisted of 0.4% of higher hourly labor wage rates and taxes, partially offset by 0.3% of lower manager bonus expenses.
Restaurant expenses, as a percentage of Company sales, increased 0.1% that primarily consisted of 0.7% of higher expenses primarily related to delivery fees in connection with the growth in off-premise sales and 0.2% of higher rent expenses, partially offset by 0.3% of lower advertising expenses, 0.2% of lower repairs and maintenance expenses and 0.3% of lower other net restaurant expenses.
Depreciation and amortization increased $11.4 million as follows:

Depreciation and amortization
Thirty-Nine Week Period Ended March 27, 2019	$109.5
Change from:
Additions for new and existing restaurant assets(1)	14.7
Acquisition of franchise restaurants(2)	5.7
Corporate assets(3)	1.8
Finance leases	7.5
Retirements and fully depreciated restaurant assets	(18.1)
Other	(0.2)
Thirty-Nine Week Period Ended March 25, 2020	$120.9

(1)	Additions for new and existing restaurants increased primarily due to the Chili’s remodel initiative.

(2)	Acquisition of franchise restaurants represents the depreciation and amortization of the assets and finance leases acquired of the 116 Chili’s restaurants in the first quarter of fiscal 2020.

(3)	Corporate assets primarily related to the new corporate headquarters that opened in the third quarter of fiscal 2019, the previous headquarter assets were fully depreciated and retired at that time.

General and administrative expenses decreased $14.1 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 27, 2019	$110.0
Change from:
Performance-based compensation(1)	(10.8)
Stock-based compensation(2)	(4.0)
Professional and legal fees	(1.7)
Other	2.4
Thirty-Nine Week Period Ended March 25, 2020	$95.9

(1)	Performance-based compensation decreased due to the impact on performance from the COVID-19 pandemic reducing the expected payout for fiscal 2020.

(2)
Stock-based compensation decreased primarily related to the acceleration of stock-based compensation expenses in the first quarter of fiscal 2020 for retirement eligible executives and the timing of grants. Retirement eligibility results in the compensation being recognized in full upon grant as there is no vesting period. In fiscal 2019, these expenses were recorded over multiple periods as retirement eligibility requirements were not met until the fourth quarter.

Other (gains) and charges consisted of the following (for further details, refer to Note 6 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019
COVID-19 related charges	$16.1	$—
Restaurant impairment charges	4.6	1.0
Restaurant closure charges	3.4	4.0
Acquisition of franchise restaurants costs, net of (gains)	2.6	—
Foreign currency transaction (gain) loss	2.2	(0.6)
Remodel-related costs	2.1	4.8
Corporate headquarters relocation charges	0.9	6.2
Lease modification net (gain)	(3.1)	—
Loss (gain) on sale of assets, net	—	(6.8)
Sale leaseback (gain), net of transaction charges	—	(22.0)
Other	1.9	1.0
	$30.7	$(12.4)
Interest expenses decreased $2.1 million consisting of lower average borrowing balances and lower interest rates on our revolving credit facility in the thirty-nine week period ended March 25, 2020, partially offset by higher interest expenses related to the new real estate finance leases from the acquisition of the 116 Chili’s restaurants on September 5, 2019.

Segment Results
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2020	March 27, 2019		March 25, 2020	March 27, 2019
Company sales	$748.7	$709.8	$38.9	$2,154.6	$1,990.7	$163.9
Royalties	9.4	13.4	(4.0)	31.1	39.5	(8.4)
Franchise fees and other revenues	6.3	9.5	(3.2)	17.4	26.6	(9.2)
Franchise and other revenues	15.7	22.9	(7.2)	48.5	66.1	(17.6)
Total revenues	764.4	732.7	31.7	2,203.1	2,056.8	146.3

Company restaurant expenses(1)	648.4	604.1	(44.3)	1,885.0	1,734.3	(150.7)
Depreciation and amortization	36.5	29.8	(6.7)	99.3	89.8	(9.5)
General and administrative	5.9	10.5	4.6	23.5	28.4	4.9
Other (gains) and charges	14.9	(3.0)	(17.9)	23.9	(13.9)	(37.8)
Total operating costs and expenses	705.7	641.4	(64.3)	2,031.7	1,838.6	(193.1)
Operating income (loss)	$58.7	$91.3	$(32.6)	$171.4	$218.2	$(46.8)
Operating income as a percentage of Total revenues	7.7%	12.5%	(4.8)%	7.8%	10.6%	(2.8)%

(1)	Company restaurant expenses include Food and beverage costs, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended March 25, 2020 compared to March 27, 2019
Chili’s Total revenues increased by 4.3% primarily due to the acquisition of 116 Chili’s restaurants in the first quarter of fiscal 2020 and increased off-premise sales as we transitioned to a 100% off-premise model by the end of the third quarter of fiscal 2020. These increases were partially offset by 5.3% lower comparable restaurant sales driven by reduced dining room traffic and 10 temporarily closed restaurants due to the COVID-19 pandemic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased by 1.5% that primarily consisted of 1.5% of sales deleverage as a result of COVID-19, 0.8% of higher expenses primarily related to delivery fees in connection with the growth in off-premise sales, 0.4% of unfavorable commodity pricing, 0.3% of higher hourly labor wage rates and taxes, 0.2% of higher employee health insurance expenses, 0.2% of unfavorable other net Company restaurant expenses and 0.1% of unfavorable menu item mix. These increases were partially offset by 0.9% of lower manager bonus expenses, 0.7% of lower advertising expenses, and 0.4% of increased menu pricing.
Other (gains) and charges for Chili’s in the thirteen week period ended March 25, 2020 consisted primarily of $13.8 million of charges related to the COVID-19 pandemic from employee relief payments and inventory spoilage, $1.1 million of costs related to the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020, and $0.6 million of remodel-related expenses, partially offset by $0.9 million of insurance recoveries. Other (gains) and charges in the thirteen week period ended March 27, 2019 consisted primarily of $4.3 million of Sale leaseback (gain), net of transaction charges, partially offset by $1.7 million of Chili’s remodel write-offs.
Depreciation and amortization for Chili’s increased $6.7 million that primarily consisted of $3.5 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $2.4 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants and $5.4 million in other depreciation and amortization expenses increases, partially offset by $4.6 million related to fully depreciated assets and retirements.

General and administrative for Chili’s decreased $4.6 million that primarily consisted of a decrease in performance-based compensation as the COVID-19 pandemic has negatively impacted business performance metrics.
Thirty-Nine Week Period Ended March 25, 2020 compared to March 27, 2019
Chili’s Total revenues increased 7.1% primarily due to the acquisition of 116 Chili’s restaurants in the first quarter of fiscal 2020 and increased off-premise sales as we transitioned to a 100% off-premise model by the end of the third quarter of fiscal 2020. These increases were partially offset by, 0.3% lower comparable restaurant sales driven by reduced dining room traffic and 10 temporarily closed restaurants due to the COVID-19 pandemic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 0.4% that primarily consisted of 0.7% of higher expenses primarily related to delivery fees in connection with the growth in off-premise sales, 0.5% unfavorable commodity pricing, 0.4% of higher hourly labor wage rates and taxes, and 0.1% of higher employee health insurance expenses. These were offset by 0.5% of lower advertising expenses, 0.4% of increased menu pricing, 0.2% of lower manager bonus expenses and 0.2% of favorable other net Company restaurant expenses.
Other (gains) and charges for Chili’s during the thirty-nine week period ended March 25, 2020 consisted primarily of $13.8 million of charges related to the COVID-19 pandemic from employee relief payments and inventory spoilage, $4.6 million related to restaurant impairments, $3.4 million related to restaurant closure expenses, $2.6 million related to the acquisition of 116 franchised restaurants and $2.1 million of Chili’s remodel charges, partially offset by a $3.1 million gain on modification of lease liability. Other (gains) and charges for Chili’s during the thirty-nine week period ended March 27, 2019 consisted primarily of $22.0 million net gain from the sale leaseback transactions and $0.8 million of gain on sale of land in Scottsdale, AR and Pensacola, FL, partially offset by $4.8 million restaurant remodel charges, $3.7 million of restaurant closure expenses and $1.0 million related to restaurant impairments.
Depreciation and amortization increased $9.5 million that primarily consisted of $13.5 million in existing and new restaurant additions mostly related to the Chili’s remodel initiative, $6.6 million in other net depreciation and amortization expenses increases, and $5.8 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants. These increases were partially offset by a decrease of $16.4 million related to fully depreciated assets and retirements.
General and administrative decreased $4.9 million that primarily consisted of a $3.4 million decrease in performance-based compensation as the COVID-19 pandemic has negatively impacted business performance metrics, and $1.7 million of payroll-related expenses, partially offset by an increase of $0.3 million of acceleration of certain stock-based compensation expenses for newly retirement eligible executives.

Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2020	March 27, 2019		March 25, 2020	March 27, 2019
Company sales	$91.7	$101.8	$(10.1)	$297.2	$310.7	$(13.5)
Royalties	0.1	0.1	0.0	0.2	0.1	0.1
Franchise fees and other revenues	3.8	4.7	(0.9)	14.8	16.2	(1.4)
Franchise and other revenues	3.9	4.8	(0.9)	15.0	16.3	(1.3)
Total revenues	95.6	106.6	(11.0)	312.2	327.0	(14.8)

Company restaurant expenses(1)	84.3	91.2	6.9	266.6	275.2	8.6
Depreciation and amortization	3.8	3.9	0.1	11.8	11.8	—
General and administrative	1.1	1.3	0.2	4.3	4.5	0.2
Other (gains) and charges	2.4	—	(2.4)	2.5	—	(2.5)
Total operating costs and expenses	91.6	96.4	4.8	285.2	291.5	6.3
Operating income (loss)	$4.0	$10.2	$(6.2)	$27.0	$35.5	$(8.5)
Operating income as a percentage of Total revenues	4.2%	9.6%	(5.4)%	8.6%	10.9%	(2.3)%

(1)	Company restaurant expenses includes Food and beverage costs, Restaurant labor, and Restaurant expenses, including advertising expenses.
Thirteen Week Period Ended March 25, 2020 compared to March 27, 2019
Maggiano’s Total revenues decreased 10.3% due to lower comparable restaurant sales driven by reduced dining and banquet room traffic due to the COVID-19 pandemic and negative weather. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses, as a percentage of Company sales, increased 2.3% for Maggiano’s primarily driven by 3.0% of sales deleverage as a result of COVID-19, 0.4% of higher rent expenses due to the sale leaseback of one restaurant in the fourth quarter of fiscal 2019, 0.4% of higher hourly labor wage rates and taxes, 0.2% of unfavorable menu item mix. These increases were partially offset by 0.8% of lower manager bonus expenses, 0.5% of lower repairs and maintenance expenses, 0.3% of increased menu pricing and 0.1% of favorable other net Company restaurant expenses.
Other (gains) and charges for Maggiano’s during the thirteen week period ended March 25, 2020 consisted primarily of $2.3 million of charges related to the COVID-19 pandemic from employee relief payments and inventory spoilage
Thirty-Nine Week Period Ended March 25, 2020 compared to March 27, 2019
Maggiano’s Total revenues decreased 4.5% due to lower comparable restaurant sales driven by reduced dining and banquet room traffic due to the COVID-19 pandemic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses as a percentage of Company sales increased 1.1%, for Maggiano’s primarily driven by 1.0% of sales deleverage as a result of COVID-19, 0.7% of higher hourly labor wage rates and taxes, 0.4% of unfavorable menu item mix, and 0.3% of higher rent expenses due to the sale leaseback of one restaurant in the fourth quarter of fiscal 2019, partially offset by 0.5% of lower management salaries and taxes, 0.3% of increased menu pricing, 0.3% of lower repairs and maintenance expenses and 0.2% of favorable other net Company restaurant expenses.
Other (gains) and charges for Maggiano’s during the thirty-nine week period ended March 25, 2020 consisted primarily of $2.3 million of charges related to the COVID-19 pandemic from employee relief payments and inventory spoilage.

Income Taxes

	Thirteen Week Periods Ended			Thirty-Nine Week Periods Ended
	March 25, 2020	March 27, 2019	Change	March 25, 2020	March 27, 2019	Change
Effective income tax rate	(13.2)%	10.3%	(23.5)%	(0.8)%	11.7%	(12.5)%
The effective income tax rates in the thirteen and thirty-nine week periods ended March 25, 2020 decreased compared to the thirteen and thirty-nine week periods ended March 27, 2019 primarily driven by reduced profitability related to the COVID-19 pandemic in the third quarter of fiscal 2020, and the FICA tax credit in fiscal 2020. The provision for income taxes includes a significant reduction in the third quarter of fiscal 2020 necessary to align the year-to-date provision for income taxes to the year-to-date income.
Liquidity and Capital Resources
COVID-19 Impact on Liquidity
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, such as remodels, maintaining existing restaurants and constructing new restaurants, to pay dividends and to repurchase shares of our common stock. As of March 25, 2020, due to the COVID-19 pandemic all restaurant dining rooms were closured as we transitioned to a 100% off-premise model by the end of the third quarter of fiscal 2020. We may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at this reduced capacity. In response to this impact, due to the uncertainty in the economy and to preserve liquidity, we have taken proactive measures to reduce costs and paused non-critical projects that do not significantly impact our current operations. These measures included:

•	Significantly reduced capital expenditures to essential spend only, including suspending the Chili’s remodel program and delaying construction of new restaurants;

•	Reduced pay for corporate leadership and team members, as well as above-restaurant level leadership;

•	Reduced marketing, general and administrative and restaurant expenses not related to supporting the off-premise only business model;

•	Suspended the quarterly cash dividend and all share repurchase activity; and

•	Engaged in discussions with our landlords, vendors and other business partners to reduce or defer our lease and other contractual payments and obtain other concessions.
As of April 24, 2020, we have total liquidity of $175 million, comprised of total cash and revolver availability. Given the current sales levels and reductions in expenses, we estimate an average cash burn level of approximately $5 million per week while our business is primarily operating as off-premise. As a precautionary measure, we continue to evaluate additional sources of capital as we navigate through this evolving situation, and the Company is filing an automatic shelf registration statement on Form S-3ASR to provide the Company with flexibility to access the public capital markets in order to respond to future financing and business opportunities if and when the Company deems appropriate. We believe we have sufficient liquidity with our current capital position and continued growth in sales to cover all current obligations.
In March 2020 and subsequently in April 2020, S&P lowered our corporate credit rating to B+ with negative outlook. Also in March 2020, Moody’s lowered us to a corporate family rating Ba3. The downgrades were a result of the expectation that the spread of COVID-19 could sharply reduce restaurant traffic and customer spending due to collapsing consumer confidence and unprecedented precautionary measures implemented by state and local governments, including temporary closures. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2020	March 27, 2019
Net cash provided by operating activities	$237.8	$150.6	$87.2
Net cash from operating activities increased primarily due to $75.0 million of tax payments made in fiscal 2019 related to the sale leaseback gains and $14.0 million of tax refunds received in fiscal 2020.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2020	March 27, 2019
Cash flows from investing activities
Payments for property and equipment	$(82.0)	$(128.0)	$46.0
Payments for franchise restaurant acquisitions	(94.6)	(1.3)	(93.3)
Proceeds from sale of assets	1.0	1.4	(0.4)
Proceeds from note receivable	2.2	2.0	0.2
Insurance recoveries	—	1.4	(1.4)
Proceeds from sale leaseback transactions, net of related expenses	—	468.8	(468.8)
Net cash (used in) provided by investing activities	$(173.4)	$344.3	$(517.7)
Net cash from investing activities decreased primarily due to $468.8 million in net cash proceeds received from the sale leaseback transactions during fiscal 2019. Additionally, $93.3 million cash consideration and related transactional charges were paid for the purchase of 116 Chili’s restaurants from a franchisee during fiscal 2020. These decreases were partially offset by $46.0 million of lower capital expenditures in fiscal 2020 primarily related to a decline in the pace the Chili’s remodel program and fiscal 2019 expenditures for our new corporate headquarters, partially offset by an increase in new restaurant construction during fiscal 2020.
Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2020	March 27, 2019
Cash flows from financing activities
Borrowings on revolving credit facility	$806.8	$626.0	$180.8
Payments on revolving credit facility	(630.0)	(903.0)	273.0
Purchases of treasury stock	(32.3)	(167.7)	135.4
Payments of dividends	(43.3)	(46.0)	2.7
Payments on long-term debt	(12.4)	(5.7)	(6.7)
Proceeds from issuances of treasury stock	1.6	2.8	(1.2)
Payments for debt issuance costs	(1.0)	—	(1.0)
Net cash provided by (used in) financing activities	$89.4	$(493.6)	$583.0
Net cash from financing activities increased primarily due to a $453.8 million increase in net borrowing activity on the revolving credit facility, and a decrease of $135.4 million in share repurchases.

Revolving Credit Facility
Net borrowings of $176.8 million were drawn during the thirty-nine week period ended March 25, 2020 on the $1.0 billion revolving credit facility primarily to fund ongoing business operations, the acquisition of Chili’s restaurants and share repurchases. As of March 25, 2020, $300.0 million of credit was available under the revolving credit facility that was subsequently amended as described below. Our $1.0 billion revolving credit facility generally bears interest of LIBOR plus an applicable margin, but is subject to a maximum of LIBOR plus 2.000%. At March 25, 2020 the revolver interest rate was 2.334%. LIBOR is set to terminate in December 2021, however our revolver will expire before this date and we anticipate any new financings will be at the applicable interest rates.
In the second quarter of fiscal 2020, we modified the $110.0 million portion of the revolving credit facility to extend the maturity date $110.0 million from March 12, 2020 to September 12, 2021, which coincides with the maturity date for the $890.0 million.
Subsequent to the third quarter of fiscal 2020, we amended the revolving credit facility to provide additional liquidity and financial flexibility during the COVID-19 pandemic. The amendment provides a waiver of compliance with financial covenants until the end of the first quarter of fiscal 2021. As a result of this amendment, for a limited time our borrowing capacity has been reduced to $800.0 million, and the interest rate shall be increased to LIBOR plus 1.95%, with a maximum of LIBOR plus 2.25%. Additionally, the LIBOR floor was permanently increased to 0.75%. During this period, we have supplemental reporting obligations to the banks and will be prohibited from making dividends, stock repurchases and investments. Following this waiver period, we will return to $1.0 billion borrowing capacity, and also be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments. This amendment also expanded the collateral securing the revolving credit facility, including intellectual property, among other things, and requires additional subsidiary guarantees. Subsequent to the end of the third quarter of fiscal 2020, no additional borrowings were drawn on the revolving credit facility.
As of March 25, 2020, pursuant to the amendment to the revolving credit facility described above, compliance with the financial covenants is waived until the end of the first quarter of fiscal 2021. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
During the thirty-nine week period ended March 25, 2020, we repurchased 0.8 million shares of our common stock for $32.3 million. At March 25, 2020, we had $166.8 million remaining in our existing share repurchase program authorized by the Board of Directors. Our share repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares during the thirty-nine week period ended March 25, 2020 included shares purchased as part of our share repurchase program and shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
Subsequent to the third quarter of fiscal 2020, our Board of Directors has suspended our share repurchase program as a result of the COVID-19 impact.
Dividend Program
During the thirty-nine week period ended March 25, 2020, we declared a quarterly dividend on January 27, 2020, that was paid subsequent to the third quarter of fiscal 2020, on March 26, 2020, in the amount of $0.38 per share.
Subsequent to quarter end, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. The Board of Directors will reevaluate the suspension as developments surrounding the COVID-19 pandemic mature. There is significant uncertainty regarding the future impact of the pandemic on the restaurant industry and the broader US economy.

Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We believe we secured access to sufficient liquidity during the COVID-19 pandemic, as we continue to serve customers at most of our locations through our off-premise offerings. We also believe this COVID-19 pandemic is temporary, and we will continue to monitor and resume normal business operations when able to do so safely. Please refer above to COVID-19 Impact on Liquidity for further details on our actions to maintain our liquidity position during this pandemic.
We are not aware of any other event or trend that would potentially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 15 - Contingencies, in the Consolidated Financial Statements (Unaudited), and have entered into certain pre-commencement leases as disclosed in Note 4 - Leases included in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation for adopted guidance and Note 16 - Effect of New Accounting Standards for updates that have not yet been adopted, in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Subsequent to March 25, 2020, the only material change to our instruments and positions that are sensitive to market risk since the disclosures set forth in our fiscal 2019 Form 10-K was the amendment to our revolving credit facility that carries a variable interest rate. Refer to Note 10 - Debt for further details about this facility.
There have been no other material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019.
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

Internal Control Over Financial Reporting
Other than changes described above in Changes in Internal Control Over Financial Reporting, there were no changes in our internal control over financial reporting during the thirteen week period ended March 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the impact of mergers, acquisitions, divestitures and other strategic transactions, the Company’s ability to meet its business strategy plan, third party delivery risks, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, downgrades in our credit ratings, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics (such as COVID-19), tax reform, changes in financial and credit markets, and weather.
We expect a material adverse impact on our revenues, results of operations and cash flows in connection with COVID-19. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the duration of restrictions and dining room closure requirements, staffing levels for reopened dining rooms and customer re-engagement with our brands. As a result, we have leveraged our liquidity availability, and have drawn on our revolving credit facility to increase our cash position and help preserve our financial flexibility, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 15 - Contingencies to the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
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
The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The novel coronavirus (“COVID-19”) pandemic has had an adverse effect that is material on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our guests’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, as of March 25, 2020, we have temporarily closed the dining rooms in all of our restaurants and we are operating on an off-premise only model in the majority of our locations. We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations. The COVID-19 pandemic’s impact on the economy in general could also adversely affect our guests’ financial condition, resulting in reduced spending at restaurants. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur.
If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. As discussed in this report, we have amended our revolving credit facility to preserve liquidity and allow us financial flexibility. A material increase in our level of debt or material impairments of our assets could cause our debt to total cash flow ratio to exceed the maximum level permitted under the covenant in our revolving credit facility agreement.
Our restaurant operations could be further disrupted if any of our team members are diagnosed with COVID-19 and the circumstances require quarantine of some or all of a restaurant’s employees and disinfection of the restaurant facilities. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Additionally, we have implemented COVID-19 emergency pay policies and taken other employee compensation relief actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our dining rooms with experienced team members when permitted to do so by governments.
Our suppliers could be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.
The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and the Company’s stock price has fluctuated significantly.
We cannot predict how soon we will be able to reopen our dining rooms and, as, our ability to reopen dining rooms will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly guests will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our dining rooms and the uncertain guest demand environment, in addition to the actions described above, we have taken action to reduce our cash expenditures, which may impact our future growth, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information.
There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the thirteen week period ended March 25, 2020, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
December 26, 2019 through January 29, 2020	—	$—	—	$187.8
January 30, 2020 through February 26, 2020	0.4	42.72	0.4	169.8
February 27, 2020 through March 25, 2020	0.1	37.28	0.1	166.8
Total	0.5	41.85	0.5

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 25, 2020, no shares were tendered by team members.

(2)	The final amount shown is as of March 25, 2020.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10.1	Maggiano’s Little Italy Change in Control and Long Term Incentive Plan(3)
10.2
Fifth Amendment to Credit Agreement dated March 31, 2020, by and among the Registrant and its wholly-owned subsidiaries, Brinker Restaurant Corporation, Brinker Texas, Inc., Brinker Florida, Inc., and Brinker International Payroll Company, L.P., Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Bank, Ltd., SunTrust Bank, U.S. Bank National Association, Barclays Bank PLC, Regions Bank, Associated Bank, National Association, and PNC Bank, National Association*

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 25, 2020 is formatted in Inline XBRL.

*	Filed herewith.

(1)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 27, 2018 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K, with date of report of February 12, 2020 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: April 29, 2020	By:	/s/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: April 29, 2020	By:	/s/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)