Form 10-K
period 2020-06-24
BRINKER INTERNATIONAL, INC
filed 2020-08-24
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2020
Commission File Number 1-10275

BRINKER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DE				75-1914582
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3000 Olympus Blvd
Dallas	TX			75019
(Address of principal executive offices)				(Zip Code)
		(972)	980-9917
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	EAT	NYSE
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,886,522,845
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock, $0.10 par value	45,065,101 shares

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on November 5, 2020 into Part III hereof, to the extent indicated herein.

BRINKER INTERNATIONAL, INC.
Annual Report on Form 10-K

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
Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements, and are currently, or in the future could be, amplified by the novel strain of the coronavirus (“COVID-19”) pandemic. Such risks and uncertainties include, among other things, uncertainty of the magnitude, duration, geographic reach and impact of the COVID-19 pandemic on local, national and global economies; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our industry, business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness of steps we take to respond to the COVID-19 crisis, including cost reduction or other mitigation programs; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced disposable income; unfavorable publicity; increased minimum wages; governmental regulations; the impact of mergers, acquisitions, divestitures and other strategic transactions; the Company’s ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management; the impact of social media; failure to protect the security of data of our guests and team members; product availability; regional business and economic conditions; litigation; franchisee success; inflation; changes in the retail industry; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; actions of activist shareholders; adverse weather conditions; terrorist acts; health epidemics or pandemics (such as COVID-19); and tax reform; as well as the risks and uncertainties described in Part I, Item 1A. Risk Factors and uncertainties that generally apply to all businesses.
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
Impact of COVID-19
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as well as social distancing practices, dining room closures and other restrictions that have been mandated or encouraged by federal, state and local governments. At the end of the third quarter of fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by governments. At the end of fiscal 2020, as of June 24, 2020, and more recently as of our first period of fiscal 2021 ended July 29, 2020, 94.9% and 84.0%, respectively, of our Company-owned restaurant dining rooms or patios were open in a limited capacity. We do not yet know the full extent of the effects of the COVID-19 pandemic on the economy, the markets we serve, our industry, our business or our operations.
Both Chili’s and Maggiano’s have been able to serve our guests during the COVID-19 pandemic as a result of our strategic decision to invest in technology, training and partnerships that enable online ordering, mobile app ordering, curbside service and third-party delivery. As a result, our off-premise sales in the third and fourth quarters of fiscal 2020 grew significantly during the COVID-19 pandemic, although these increases did not fully off-set the lost dining room sales due to the dining room closures. We are committed to strategies and a Company culture that we believe are centered on a guest experience. This includes bringing guests back safely, growing long-term sales and profit, engaging team members and working to return our business to pre-pandemic levels. Our strategies and culture are intended to differentiate our brands from the competition, effectively and efficiently manage our restaurants and establish a lasting presence for our brands in key markets around the world.
In the fourth quarter of fiscal 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist in this crisis. As of June 24, 2020, this package allowed us to take advantage of credits, deferments, and deductions. Additional information regarding the impact of the COVID-19 pandemic on our business and CARES Act is set forth within Part II Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2 - Novel Coronavirus Pandemic and Note 9 - Income Taxes of this Annual Report on Form 10-K.
Restaurant Brands
Chili’s Grill & Bar
Chili’s, a recognized leader in the bar & grill category of casual dining, has been operating restaurants for over 45 years. Chili’s enjoys a global presence with restaurants in the United States, 28 countries and two United States territories. Whether domestic or international, Company-owned or franchised, Chili’s is dedicated to delivering fresh, high-quality food with a unique point of view, as well as dining experiences that make guests feel special. Historically, Chili’s menu has featured bold, kicked-up American favorites. Chili’s has built a reputation for gourmet burgers, sizzling fajitas, baby back ribs and hand-shaken margaritas. We have refocused on and reinvested in these core equities, and we plan to continue to innovate our food offerings within these core menu platforms. We believe our focused menu, our “Chilihead” culture, our focus on standards and our reputation for hospitality will allow Chili’s to differentiate our food and service from other restaurants.
We also believe that guests are evolving not only their standards of food quality but also their expectations of convenience. Chili’s to-go menu is available on our www.chilis.com website, through our mobile app, our exclusive delivery partner DoorDash, or by calling the restaurant.
In fiscal 2019, we relaunched our My Chili’s Rewards program and began offering free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for our guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We expect this strategy to continue to give us a sustained competitive advantage over independent restaurants and the majority of our competitors.
In the fiscal year ended June 24, 2020, at our Company-owned restaurants, entrée selections ranged in menu price from $8.00 to $19.49. For the full fiscal year, including the impact of the COVID-19 pandemic, our average annual net sales per Company-owned Chili’s restaurant during fiscal 2020 was $2.6 million, and the average revenue per meal, including alcoholic beverages, was approximately $15.80 per person. Before the COVID-19 pandemic, in the first eight months of fiscal 2020, average net sales on an annualized basis per Company-owned Chili’s was $2.8 million, and the average revenue per meal, including alcoholic beverages, was approximately $16.04 per person. The COVID-19 pandemic shifted consumer behavior to higher off-premise orders in the last four months of fiscal 2020, such that our average net sales on an annualized basis per Company-owned Chili’s restaurant was $2.1 million, and the average revenue per meal during this COVID-19 impacted period, including alcoholic beverages, was approximately $15.20 per person. The ability to sell alcoholic beverages off-premise varied by jurisdiction. The sales mix of Chili’s total revenues for fiscal 2020, and before and during the COVID-19 pandemic months was as follows:
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
In the fiscal year ended June 24, 2020, entrée selections ranged in menu price from $10.50 to $41.99. For the full fiscal year, including the impact of the COVID-19 pandemic, our average annual sales per Maggiano’s restaurant was $6.4 million, and the average revenue per meal, including alcoholic beverages, was approximately $27.85 per person. Before the COVID-19 pandemic, in the first eight months of fiscal 2020, average net sales on an annualized basis per Company-owned Maggiano’s was $7.9 million and the average revenue per meal, including alcoholic beverages, was approximately $29.18 per person. The COVID-19 pandemic caused closed and reduced capacity dining and banquet rooms, and shifted consumer behavior to higher off-premise orders in the last four months of fiscal 2020, such that average net sales on an annualized basis per Company-owned Maggiano’s was $3.2 million, and the average revenue per meal during this COVID-19 period, including alcoholic beverages, was approximately $22.66 per person.

For the full fiscal year, sales from events at our banquet facilities made up 15.7% of Maggiano’s total revenues. Before the COVID-19 pandemic, sales from events at our banquet facilities made up 17.7% of Maggiano’s total restaurant revenues in the first eight months of fiscal 2020. Banquet sales during the four month pandemic period of fiscal 2020 made up 0.5% of total restaurant revenues. Additionally, the ability to sell alcoholic beverages off-premise varied by jurisdiction. The sales mix of Maggiano’s total revenues for fiscal 2020, and before and during the COVID-19 pandemic months was as follows:
Business Strategy
This information is set forth within Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview section of this Annual Report on Form 10-K.
Company Development
During fiscal 2020, we continued the expansion of our restaurant brands domestically through a select number of new Company-owned restaurants in strategically desirable markets pre-pandemic. Although we are focused on continued expansion, the COVID-19 pandemic has caused various government restrictions and, as of the fourth quarter of fiscal 2020 we temporarily delayed construction of new restaurants and the other expansion activities described below until we believe we will be able to safely resume.
We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a smaller Chili’s prototype building that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
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
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly team members. The following table illustrates the Company-owned restaurants opened in fiscal 2020 and the projected openings in fiscal 2021. The fiscal 2021 projected openings, which reflect our response to the COVID-19 pandemic, are still however subject to change based on the extent and duration of the COVID-19 pandemic:

	Fiscal 2020	Fiscal 2021
	Fiscal Year Openings	Full Year Projected Openings
New Openings
Company-owned restaurants
Chili’s domestic	6	7
Chili’s international	0	0
Maggiano’s domestic	0	0
Total Company-owned	6	7

Relocation Openings
Chili’s domestic Company-owned relocations	0	2
We periodically re-evaluate Company-owned restaurant sites to monitor that attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. In some cases the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as cash flow and area demographic trends, do not support relocation.
During fiscal 2020, and due to the COVID-19 pandemic restrictions, there were no relocations of any Company-owned restaurants. In fiscal 2021, we plan to relocate up to two Company-owned Chili’s restaurants provided conditions improve surrounding the pandemic. Also during fiscal 2020, excluding temporary closures due to the pandemic, we permanently closed seven Company-owned Chili’s restaurants that were generally performing below our standards or were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.

Franchise Development
In addition to development of our Company-owned restaurants, we pursue expansion through our franchisees. The following table illustrates the franchise restaurants opened in fiscal 2020 and the projected openings in fiscal 2021. The fiscal 2021 projected openings, which reflect the response to the COVID-19 pandemic, are still however subject to change based on the extent and duration of the COVID-19 pandemic:

	Fiscal 2020	Fiscal 2021
	Fiscal Year Openings	Full Year Projected Openings
New Openings
Franchise restaurants
Chili’s domestic	2	1-3
Chili’s international	23	6-9
Maggiano’s domestic	0	1
Total franchise	25	8-13
The following table illustrates the percentages of franchise operations out of the total Company-owned and franchise operations as of June 24, 2020 by restaurant brand:

	Percentage of Franchise Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	14%	99%	33%
Chili’s	14%	99%	34%
Maggiano’s	2%	—%	2%

(1)	Domestic - the percentages in this column are based on number of domestic franchised restaurants versus total domestic restaurants.

(2)	International - the percentages in this column are based on number of international franchised restaurants versus total international restaurants.

(3)	Overall - the percentages in this column are based on the total number of franchised restaurants (domestic and international) versus total system-wide number of restaurants.
International Franchise
We continue our international growth through development agreements with new and existing franchise partners, introducing Chili’s to new countries and expanding the brand within our existing markets. As of June 24, 2020, we have 18 total development arrangements. During fiscal 2020, we opened 23 new locations, and entered into one new arrangement with an existing franchise partner. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide the vehicle for payment of development fees and initial franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchise
As of June 24, 2020, one domestic development arrangement existed. Similar to our international agreements, a typical domestic agreement provides for payment of development and initial franchise fees in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We have from time to time purchased restaurants from our franchisees in order to support our growth objectives in certain markets. In fiscal 2020, we purchased 116 previously franchised Chili’s restaurants located in the Midwest United States. This acquisition represented an opportunity to create value for our shareholders and generate additional earnings and cash flow growth. We remain committed to supporting the growth of our existing franchisees.
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
Supply Chain
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. We have not experienced significant supply chain disruptions during the COVID-19 pandemic.
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
Advertising and Marketing
Our primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. During the COVID-19 pandemic, we have focused our advertising towards off-premise offerings and have reduced advertising spend in certain channels to conserve resources.

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
Maggiano’s, as a “polished casual” restaurant with 53 Company-owned and franchise-operated locations, primarily targets guests from affluent households who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies on digital marketing, direct marketing, social media and word of mouth to advertise to new guests.
Team Members
Our employee base as of June 24, 2020, consisted of approximately 62.2 thousand team members (which includes 14.7 thousand furloughed restaurant team members), of which 0.5 thousand were corporate personnel located in Dallas, Texas, 4.7 thousand were restaurant leaders such as regional and area directors, managers, or trainees, and 57.0 thousand were non-management restaurant positions. Our executive officers have an average of 25 years of experience in the restaurant industry.
As a result of COVID-19 dining room closures, at the end of our third quarter of fiscal 2020, we had furloughed approximately 34.0 thousand hourly restaurant positions from both Chili’s and Maggiano’s brands, as we temporarily transitioned to a substantially smaller workforce to execute on the critical activities of the business. We were able to bring back certain furloughed employees as dining rooms reopened and sales increased during the fourth quarter of fiscal 2020. As of the end of our first period of fiscal 2021, ended July 29, 2020, 4.6 thousand employees remain on furlough that we anticipate bringing back as our business operations allow.
In addition to the restaurant furloughs, we also temporarily reduced the base salaries of our executive officers and corporate staff for approximately two months during the fourth quarter of fiscal 2020 by varying amounts ranging from 8% to 50%. Additionally, effective May 10, 2020, employer matching contributions to the 401(k) defined contribution plan were stopped for all eligible employees. As of the end of the fourth quarter of fiscal 2020, base salaries resumed to pre-COVID-19 pandemic amounts.
In a competitive labor market we have developed and maintain key recruitment and retention strategies. We focus on helping our team members turn their restaurant jobs into lasting careers. These career paths are made possible by a number of development programs, including Best You EDU, a no-cost education program providing foundational learning, ESL, GED, and associate’s degree programs, and the Certified Shift Leader program which is accredited as an apprenticeship through the National Restaurant Association Education Foundation and United States Department of Labor, and is intended to give hourly team members a clear path into management. While developing these programs, we have simultaneously launched all-new digital training for team members at all levels of the Company that uses digital technology and innovative learning methodologies to set our team members up for success as part of our commitment to develop future leaders in the restaurant industry.
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
ITEM 1A. RISK FACTORS
We caution you that our business, financial condition and results of operations are subject to a number of risks and uncertainties that make an investment in our securities risky. The risk factors listed below could cause actual results to differ materially from our historical results or from those projected in forward-looking statements contained in this report, our other filings with the SEC, our news releases, or our other verbal or written communications. In addition to the effects of the COVID-19 pandemic and resulting disruptions on our business and operations and in the risk factors below, additional risks and uncertainties that are currently not known or believed by us to be immaterial may also have a material negative impact on our business, financial condition and results of operations. In any such event, the trading price of our securities could decline and you could lose all or part of your investment.
Additionally, the COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on our business, financial condition, and results of operations, as well as those of many of our customers, suppliers, and local, national, and global economies. The COVID-19 pandemic has also amplified many of the other risks discussed below to which we are subject. We are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations as well as our stock price. However, given the unpredictable, unprecedented, and fluid nature of the pandemic, it may also materially and adversely affect our business, financial condition, and results of operations in ways that are not currently anticipated by or known to us or that we do not currently consider to present significant risk.
The novel coronavirus (COVID-19) pandemic has materially disrupted and is expected to continue to materially disrupt for an extended period of time our business, operations, financial condition and results of operations.
The COVID-19 pandemic has had a material adverse effect on our business. The COVID-19 pandemic, federal, state and local government responses to COVID-19, our guests’ responses to the pandemic, and our Company’s responses to the pandemic have all disrupted and will continue to disrupt our business and our industry. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups, and in some areas are restricted from non-essential movements outside of their homes, all of which impacts our ability to operate our business.
Our fiscal 2020 results include the decline in Company sales compared to fiscal 2019 primarily due to the COVID-19 pandemic. At the end of the third quarter of fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by governments. At the end of fiscal 2020, as of June 24, 2020, and more recently as of our first period of fiscal 2021 ended July 29, 2020, 94.9% and 84.0%, respectively, of our Company-owned restaurant dining rooms or patios were open in a limited capacity.
In response to the pandemic, during the fourth quarter of fiscal 2020, we shifted to off-premise and then limited dining room re-opening based on regulatory requirements. We also modified work hours for our team members, implemented enhanced safety protocols, and identified and implemented cost savings measures throughout our operations. In fiscal 2020, we incurred approximately $12.2 million of expenses related to our response to the pandemic primarily related to employee relief payments, net of CARES Act employee retention tax credits, supplies such as sanitizer and face masks, and inventory spoilage. We expect to incur higher ongoing expenses related to additional cleaning and safety supplies for the duration of the pandemic. In response to the pandemic, during the fourth quarter of fiscal 2020, certain landlords have provided temporary rent concessions. These concessions primarily relate to the deferral of certain fourth quarter of fiscal 2020 rent payments until future periods. However, we have not reached agreement with all landlords and, we cannot provide any assurances regarding whether similar concessions will be granted in the future. Refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 - Novel Coronavirus Pandemic within Part II, Item 8 - Financial Statements and Supplementary Data Notes to the Consolidated Financial Statements for more information regarding the financial impact of the pandemic.
Based on government mandates, it is also possible that we may have to close some or all of our re-opened dining rooms if the pandemic persists or worsens or if cases of COVID-19 increase in certain geographic areas, in each case reverting back to off-premise only model in such locations. We cannot predict the speed at which we will be able to re-open our dining rooms at full capacity, or whether we will be able to do so at all, as this will depend in part on the actions of a number of governmental bodies over which we have no control.
The COVID-19 pandemic’s impact on the economy in general, globally, nationally and locally, could also adversely affect our guests’ financial condition, resulting in reduced spending at restaurants. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur. Moreover, once restrictions are lifted, it is unclear whether guests will be comfortable dining out and, if so, how quickly guests will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, and other factors that are beyond our control. Any failure of consumers to return to pre-pandemic dining patterns could have a long-term material adverse impact on us and our future prospects.
The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and our stock price has fluctuated significantly and may continue to do so. If the business interruptions caused by COVID-19 continue indefinitely or last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic has created significant disruption and extreme volatility in global capital markets and is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available on favorable terms, especially the longer the COVID-19 pandemic lasts, or available at all. As discussed in this report, we have amended our revolving credit facility to preserve liquidity and allow us financial flexibility, including waiving of certain debt covenant compliance for a limited time. In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend and share repurchase program due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, under the terms of our revolving credit facility, as recently amended, we are prohibited from making dividends, stock repurchases and investments from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, and following this period, we will be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments. A material increase in our level of debt or material impairments of our assets could cause our debt to total cash flow ratio to exceed the maximum level permitted under the covenant in our revolving credit facility agreement.
Additionally, certain of our restaurants have been further disrupted when a team member has been diagnosed with COVID-19 or exposed to a person with a confirmed positive diagnosis of COVID-19. In the event a team member has been diagnosed with COVID-19, our policy requires temporary closure of the restaurant, quarantine of some or all of a restaurant’s employees and disinfection of the restaurant facilities. Additionally, if a team member has direct contact with a friend or family member with a confirmed positive diagnosis of COVID-19, such team member must exclude himself or herself from work for a certain period of time. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations will be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. If an outbreak is traced to one or more of our locations, it could impact our reputation and subject us to legal claims. Additionally, we have implemented COVID-19 emergency pay policies and taken other employee compensation relief actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our dining rooms with experienced team members when permitted to do so by governments.

We have not experienced any significant issues related to suppliers, however, our suppliers could be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, or if the supply chain is disrupted for any other reason such as travel limitations and other restrictions on commerce, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.
Considering the significant uncertainty as to our ability to increase sales to levels we achieved before the COVID-19 pandemic based on aforementioned uncertainties and other known and unknown risks related to the pandemic, refer to Part I, Item 1 - Business Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information of our future growth. Additionally, the impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in this Item 1A - Risk Factors and elsewhere in this report, any of which could have a material effect on us. This situation is changing rapidly and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition will be negatively impacted.
Competition may adversely affect our operations and financial results.
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years, and seen a significant decrease as a result of the COVID-19 pandemic. If these trends continue, our ability to grow customer traffic at our restaurants (including through off-premise) will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict. If we are unable to compete effectively, our gross sales, guest traffic and profitability may decline.
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

Global and domestic economic conditions negatively impact consumer discretionary spending and could have a material negative effect on our financial performance.
The restaurant industry is dependent upon consumer discretionary spending, which is negatively affected by global and domestic economic conditions, such as: slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer incomes, such as the ongoing COVID-19 pandemic, discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures. There is no assurance that any governmental plans related to the economy to restore fiscal responsibility or future plans to stimulate the economy will foster growth in consumer confidence, consumer incomes or consumer spending.
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
We are subject to various federal, state and local employment and labor laws and regulations that govern employment and labor matters, including, employment discrimination, minimum wages, work scheduling, overtime, tip credits, tax reporting, working conditions, safety standards, family leave and immigration status. Compliance with these laws and regulations can be costly, and a failure or perceived failure to comply with these laws could result in negative publicity or litigation. Some states and localities have, and many others are contemplating, increases to their minimum wage and tip credit wage, and such increases can have a significant impact on our labor costs. Similarly, any government actions related to employee compensation or employer liability in response to the COVID-19 pandemic, whether temporary or permanent, could also materially increase our costs. In addition, new employment or labor laws may mandate additional benefits for employees or impose additional obligations that may adversely impact the costs of labor, the availability of labor and our business operations. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. There are no assurances that a combination of cost management and price increases can offset all of the costs associated with compliance.
Governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.
We are subject to extensive federal, state, local and international laws and regulations, which vary from jurisdiction to jurisdiction and which increase our exposure to litigation and governmental proceedings. Among other laws and regulations, we are subject to laws and regulations relating to the design and operation of facilities, minimum wage, licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies, nutritional content and menu labeling, including the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus. Additionally, as a result of the COVID-19 pandemic, certain state and local jurisdictions are enacting certain health, safety and other regulations that impact or require us to modify our operations. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in guest behavior resulting from implementation of these laws.

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
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

•	Increase gross sales and operating profits at existing restaurants with food and beverage options desired by our guests;

•	Evolve our marketing and branding strategies in order to appeal to guests;

•	Innovate and implement technology initiatives that provide a unique digital guest experience;

•	Identify adequate sources of capital to fund and finance strategic initiatives, including reimaging of existing restaurants, new restaurant development and new restaurant equipment;

•	Grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants, or making strategic acquisitions; and

•	Improve the speed and quality of our service.
Our partnership with DoorDash is subject to risks, and our ability to grow sales through delivery orders is uncertain.
Our strategy for growth in fiscal 2021 is dependent in part on increased sales from guests that want our food delivered to them. In the fourth quarter of fiscal year 2019, we entered into an agreement with DoorDash that allows DoorDash to be the exclusive third party delivery provider for Chili’s and Maggiano’s. We currently rely on DoorDash for the ordering and payment platforms that receive guest orders and that send orders directly to our point of sale system. These platforms could be damaged or interrupted by technological failures, cyber-attacks or other factors, which may adversely impact our sales through these channels. DoorDash generally fulfills delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage in drivers that are willing and available to make deliveries from our restaurants.
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
Additionally, we have certain virtual brands that are only available through DoorDash. We rely on DoorDash to market and deliver certain offerings from our Chili’s and Maggiano’s kitchens. In addition to the delivery and technological risks discussed above, because certain offerings are only available through the DoorDash platform, if we have to transition to a different third party delivery provider, our sales on such offerings would temporarily be diminished, and it is possible that we would not generate the same level of profitability with a different provider.
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
To conduct our operations, we regularly move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity and are increasing in complexity and number. For example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, imposes new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations.
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

Since the incident, through June 24, 2020, we have incurred total cumulative costs of $8.0 million related to the cyber security incident, and expect to incur primarily legal expenses associated with the incident in future periods. Although we maintain cyber liability insurance, we are not able to reliably forecast all of the losses that may occur as a result of the incident or whether such costs will be covered by insurance. If losses exceed our cyber liability insurance coverage such excess losses could have a material adverse effect on our financial condition or results of operations in future periods. See Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 18 - Commitments and Contingencies of this Annual Report on Form 10-K for additional information regarding the financial impact of this cyber security incident.
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
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 19.5%, 12.5% and 10.1%, respectively, as of June 24, 2020. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations. For example, declines in oil prices may increase levels of unemployment and cause other economic pressures that result in lower sales and profits at our restaurants in oil market regions of Texas and surrounding areas.
Litigation could have a material adverse impact on our business and our financial performance.
We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business or out of special circumstances. These matters typically involve claims by guests, team members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the food service industry, as well as contract disputes and intellectual property infringement matters. It is also possible that team members, guests or others could make claims against the Company as a result of the COVID-19 pandemic, and the nature and scope of such matters, if any, is unknown because the pandemic is novel. Our franchise activity also creates a risk of us being named as a joint employer of workers of franchisees for alleged violations of labor and wage laws. We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

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
The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.
Borrowings under our revolving credit facility use LIBOR, the basic rate of interest used in lending between banks on the London interbank market, as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Whether another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if, or when, LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders as part of refinancing our existing indebtedness upon its maturity, and the interest rate thereunder will likely change.
The consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, we may not be successful in amending our borrowing arrangements to provide for a replacement rate. If any new or alternative base rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have a material adverse impact on our business, financial condition, and results of operations.

Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.
Credit rating agencies have, and in the future may, change their credit rating for us, among other things, based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant, particularly during the COVID-19 pandemic. A downgrade of our credit ratings could, among other things:

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
In the fourth quarter of fiscal 2020, S&P lowered our corporate credit rating to B+ with negative outlook. Moody’s also lowered us to a corporate family rating B1 with negative outlook. The downgrades were a result of the COVID-19 impact on the restaurant sector that has been one of the sectors most significantly affected given its sensitivity to consumer demand and sentiment, and the unprecedented precautionary measures implemented by state and local governments, including temporary closures. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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
Other tenants at retail centers in which we are located or have executed leases may fail to open or may cease operations as a result of challenges specific to the retail industry, including competition from online retailers. The retail industry has been particularly hard hit by the COVID-19 pandemic, with many locations closing for extended periods of time and have yet to reopen. A number of prominent retail chains have also declared bankruptcy, including those that are anchor tenants in retail centers where we have locations.
Decreases in total tenant occupancy in retail centers and changes in guest visits to the retail centers in which we are located, whether as a result of the COVID-19 pandemic or otherwise, may negatively affect guest traffic at our restaurants.

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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. Although no triggering event had been identified in our regular goodwill impairment assessment performed at the end of the second quarter of fiscal 2020, we determined during the third of fiscal 2020 that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic could indicate that an impairment loss may have been incurred. Based on our assessment during the third quarter we determined that our goodwill and indefinite-lived intangible assets were not impaired at that time. Additionally, we updated the assessment during the fourth quarter of fiscal 2020 and determined no triggering event existed based on improved market value and actual results compared to forecast for the third quarter of fiscal 2020. This assessment is predicated on our ability to continue to operate dining and banquet rooms, and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our restaurants and reporting units.
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
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. For example, in the fourth quarter of fiscal year 2020, we recognized $14.5 million of long-lived asset and lease asset impairment charges as a result of decreased cash flows and it is possible that we may incur similar charges in greater amounts in the future. Refer to Note 2 - Novel Coronavirus Pandemic within Part II, Item 8 - Financial Statements and Supplementary Data Notes to the Consolidated Financial Statements for more information. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
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
Other risk factors that could cause our actual results to differ materially from those indicated in forward-looking statements, include, without limitation, changes in financial and credit markets (including rising interest rates); increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics (such as COVID-19) or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; and weather (including, major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 24, 2020, our system of Company-owned and franchised restaurants included 1,663 restaurants. The below table contains a breakdown of our portfolio of restaurants by brand and by domestic versus international location:

	June 24, 2020
	Domestic	International	Total
Chili’s
Company-owned	1,059	5	1,064
Franchise	174	372	546
	1,233	377	1,610
Maggiano’s
Company-owned	52	—	52
Franchise	1	—	1
	53	—	53
System-wide	1,286	377	1,663

Our Company-owned and franchise restaurants in the United States are located in 49 states and Washington, D.C. We and our franchisees also have restaurants in two United States territories, Guam and Puerto Rico, and 28 countries: Canada, Chile, China, Costa Rica, Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Panama, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Taiwan, Tunisia, United Arab Emirates, and Vietnam.

June 24, 2020
	Domestic	International
	No. of States	No. of countries and U.S. territories
Chili’s	49	30
Maggiano’s	23 & D.C.	—
Restaurant Property Information
The following table illustrates the approximate dining capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	3,200 - 8,100	8,100 - 28,400
Dining seats	140 - 420	260 - 770
Dining tables	35 - 70	60 - 130
As of June 24, 2020, we continue to own property for 43 of the 1,116 Company-owned restaurant locations. The related book value of these owned restaurant locations as of June 24, 2020 includes land of $34.1 million and the net book value of buildings totaled $13.9 million.
As of June 24, 2020, the remaining 1,073 Company-owned restaurant locations were leased by us and the net book value of the buildings and leasehold improvements totaled $500.4 million. These leased restaurant locations can be categorized as follows: 731 ground leases (where we lease land only, but own the building) and 342 retail leases (where we lease the land/retail space and building). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
We lease an office building containing approximately 216,300 square feet which we use for our corporate headquarters and menu development activities. We also lease but have ceased use of our previous headquarter location consisting of 198,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
This information is set forth within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 18 - Commitments and Contingencies of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 14, 2020, there were 493 holders of record of our common stock.
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurants index. The graph is based on $100 invested on June 24, 2015 in stock including reinvestment of dividends, or June 30, 2015 in index since indexes are calculated on a month-end basis, and its relative performance is tracked through June 24, 2020. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Brinker International	$100.00	$82.38	$70.06	$94.99	$75.92	$48.07
S&P 500	$100.00	$103.99	$122.60	$140.23	$154.83	$166.45
S&P Restaurants(1)	$100.00	$110.56	$133.23	$132.42	$196.08	$178.63

(1)	The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Domino’s Pizza Inc., Starbucks Corporation and Yum! Brands, Inc.
Dividend Program
In the third quarter of fiscal 2020, we declared a quarterly dividend on January 27, 2020, that was paid in the fourth quarter of fiscal 2020, on March 26, 2020, in the amount of $0.38 per share.
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, under the terms of our revolving credit facility, as recently amended, we are prohibited from making dividends, stock repurchases and investments from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, and following this period, we will be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments. Following the expiration of these restrictions, the Board of Directors will reevaluate the suspension based on current business conditions at that time. Refer to Part II, Item 7 - Management’s

Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for further information.
Once permitted under the terms of our lending arrangements, future decisions to reinstate the dividend program to pay, or to increase or decrease dividends, are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board considers relevant. Refer to Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 12 - Debt and Note 15 - Shareholders’ Deficit of this Annual Report on Form 10-K for further discussion of our long-term debt and shareholders’ deficit, respectively.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend our share repurchase program due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, the amended revolving credit facility restricts our ability to repurchase shares until the fourth quarter of fiscal year 2021, and subjects any share purchases thereafter, along with dividends paid and investments, to an aggregate cap. As such, in the fourth quarter of fiscal 2020, we only repurchased a limited number of shares related to shares owned and tendered by team members to satisfy tax withholding obligations, and vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Amounts are presented in millions, except per share amounts, unless otherwise noted:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
March 26, 2020 through April 29, 2020	—	$—	—	$166.8
April 30, 2020 through May 27, 2020	0.0	$20.53	—	$166.8
May 28, 2020 through June 24, 2020	0.0	$28.76	—	$166.8
Total	0.0	$24.50	—

(1)
Shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2020, 6.4 thousand shares were tendered by team members at an average price of $24.50.

ITEM 6. SELECTED FINANCIAL DATA
BRINKER INTERNATIONAL, INC.
Selected Financial Data
(In millions, except per share amounts and number of restaurants)

	Fiscal Years Ended
	6/24/2020(1)(2)	6/26/2019(2)	6/27/2018	6/28/2017	6/29/2016(3)
Income Statement Data:
Revenues
Company sales	$3,004.9	$3,106.2	$3,041.5	$3,062.5	$3,166.7
Franchise and other revenues	73.6	111.7	93.9	88.3	90.8
Total revenues	3,078.5	3,217.9	3,135.4	3,150.8	3,257.5
Operating costs and expenses
Food and beverage costs	798.6	823.0	796.0	791.3	840.2
Restaurant labor	1,045.5	1,059.7	1,033.9	1,017.9	1,036.0
Restaurant expenses	825.8	812.3	757.5	773.5	762.7
Depreciation and amortization	162.3	147.6	151.4	156.4	156.4
General and administrative	136.3	149.1	136.0	132.8	127.6
Other (gains) and charges	47.4	(4.5)	34.5	22.7	17.1
Total operating costs and expenses	3,015.9	2,987.2	2,909.3	2,894.6	2,940.0
Operating income	62.6	230.7	226.1	256.2	317.5
Interest expenses	59.6	61.6	59.0	49.6	32.6
Other (income), net	(1.9)	(2.7)	(3.1)	(1.9)	(1.5)
Income before income taxes	4.9	171.8	170.2	208.5	286.4
Provision (benefit) for income taxes	(19.5)	16.9	44.3	57.7	85.8
Net income	$24.4	$154.9	$125.9	$150.8	$200.6

Basic net income per share	$0.64	$4.04	$2.75	$2.98	$3.47

Diluted net income per share	$0.63	$3.96	$2.72	$2.94	$3.42

Basic weighted average shares outstanding	38.2	38.3	45.7	50.6	57.9

Diluted weighted average shares outstanding	38.9	39.1	46.3	51.2	58.7

Balance Sheet Data:
Working capital	$(273.5)	$(244.6)	$(278.0)	$(292.0)	$(257.2)
Total assets(4)	2,356.0	1,258.3	1,347.3	1,403.6	1,458.5
Long-term obligations(4)	2,337.2	1,614.9	1,631.3	1,461.0	1,248.4
Shareholders’ deficit	(479.1)	(778.2)	(718.3)	(493.6)	(225.6)
Dividends per share	$1.14	$1.52	$1.52	$1.36	$1.28

Number of Restaurants Open (End of Year):
Company-owned	1,116	1,001	997	1,003	1,001
Franchise	547	664	689	671	659
Total	1,663	1,665	1,686	1,674	1,660

Revenues of Franchisees(5)	$833.7	$1,311.3	$1,309.4	$1,331.9	$1,348.6

(1)
Fiscal 2020 reflects the impact of the adoption of the new lease accounting standard using the alternative transition method. All other periods presented have not been restated. Refer to Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 4 - Leases for information regarding our adoption of the new revenue standard.

(2)
Fiscal 2020 and fiscal 2019 reflect the impact of the adoption of the new revenue recognition accounting standard using the modified retrospective transition method. All other periods presented have not been restated. Refer to Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 1 - Nature of Operations and Summary of Significant Accounting Policies for information on our revenue policy.

(3)	Fiscal 2016 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

(4)
Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the associated debt liability. Amounts presented for fiscal years prior to fiscal 2017 were reclassified from Other assets to Long-term debt to conform to the current presentation.

(5)	Revenues of Franchisees represent the gross sales reported by our franchisees. Royalty revenues recognized by us are based on these sales generated and reported to us by franchisees.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•	Overview - a general description of our business strategy and the casual dining segment of the restaurant industry

•	Results of Operations - an analysis of the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements

•	Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, aggregate contractual obligations, share repurchase activity, and known trends that may impact liquidity

•	Impact of Inflation - a discussion of the effect of inflation on our business

•	Off-Balance Sheet Arrangements - a discussion of the off-balance sheet arrangements entered into by us

•	Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates including recent accounting pronouncements
The following MD&A includes a discussion comparing our results in fiscal 2020 to fiscal 2019, and should be read together with Part II, Item 6 - Selected Financial Data presented for the fiscal year ended June 24, 2020 and Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. For a discussion comparing our results from fiscal 2019 to fiscal 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2019, filed with the SEC on August 22, 2019.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52/53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2020, 2019 and 2018, which ended on June 24, 2020, June 26, 2019 and June 27, 2018, respectively, each contained 52 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At June 24, 2020, we owned, operated, or franchised 1,663 restaurants, consisting of 1,116 Company-owned restaurants and 547 franchised restaurants, located in the United States, 28 countries and two United States territories. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
COVID-19 Pandemic
Impact of COVID-19 Pandemic
COVID-19 caused a dramatic decrease in sales during the last sixteen weeks of fiscal 2020 as it became a global pandemic. At the end of the third quarter of fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by governments. At the end of fiscal 2020, as of June 24, 2020, 94.9% of our Company-owned restaurant dining rooms or patios were open in a limited capacity. Our priority has been protecting the health and safety of team members and guests while continuing to serve our communities.
Both Chili’s and Maggiano’s have been able to serve our guests during the COVID-19 pandemic as a result of our decision to invest in technology, training and partnerships that enable online ordering, mobile app ordering, curbside service and third-party delivery. Our off-premise sales have grown significantly during the COVID-19 pandemic, and during the first period of fiscal 2021 ended July 29, 2020, off-premise sales represented approximately 50% of total revenues. We have been carefully assessing the effect of COVID-19 on our business as conditions continue to evolve throughout the communities we serve. As a result of COVID-19, we have experienced a material adverse impact on our revenues, results of operations and cash flows in the third and fourth quarters of fiscal 2020, and expect this to continue into fiscal 2021. The financial impacts include:

•	Comparable restaurant sales in the fourth quarter of fiscal 2020 decreased 36.7% (Chili’s decreased 32.2%, and Maggiano’s decreased 66.7%) compared to the same prior year period

•
Certain charges, net of (credits) were recorded in the second half of fiscal 2020 related to the COVID-19 pandemic in Other (gains) and charges in the Consolidated Statements of Comprehensive Income, these primarily included:

–
Employee assistance - $17.3 million of expenses related to both Chili’s and Maggiano’s employee assistance payments and related payroll taxes for the team members that experienced reduced shifts during this pandemic, who would have otherwise not received such payment under our normal compensation practices

–
Other COVID-19-related expenses - $1.5 million of expenses related to restaurant supplies such as face masks and hand sanitizer required to reopen dining rooms, as well as costs related to canceled projects due to the pandemic, and $1.1 million of expenses related to spoiled inventory at both Chili’s and Maggiano’s due to the unexpected decline in sales and dining room closures

–
Employee retention credit - $7.9 million credit of certain payroll taxes was received as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act relief package. The CARES Act was designed primarily to help keep businesses running during and after the pandemic. As of June 24, 2020, this package allowed us to take advantage of credits, deferments, and deductions. Additional information regarding the impact of the CARES Act is set forth within Part II Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

–
Long-lived and operating lease impairments - $14.5 million of non-cash expenses were recorded during the fourth quarter of fiscal 2020 related to 18 underperforming Chili’s and 3 underperforming Maggiano’s restaurants. Of the impaired restaurants, 19 continue to operate, and 2 Chili’s will be permanently closed

During the first quarter of fiscal 2021 Chili’s and Maggiano’s continue to operate with reduced dining room capacities due to state and local mandates related to COVID-19. The following represents a business update from our first period of fiscal 2021 ended July 29, 2020 related to Company-owned restaurants:

•
As of July 29, 2020, there were 885 Chili’s and 52 Maggiano’s Company-owned restaurants with dining rooms or patios open, representing 84.0% of total Company-owned restaurants. Capacities are limited in accordance with state and local mandates

•	Comparable restaurant sales for the first period of fiscal 2021, ended July 29, 2020, compared to the prior year are as follows:

	Comparable Restaurant Sales
	Opened Dining Rooms	Off-Premise Only	Total Comparable Restaurant Sales
Chili’s	(3.8)%	(46.3)%	(10.9)%
Maggiano’s	(44.6)%	N/A	(44.6)%

•
It’s Just Wings™, a virtual brand offering through our partnership with DoorDash, launched nationally in 1,050 of our Company-owned restaurants on June 23, 2020. It’s Just Wings sales are included in comparable restaurant sales for restaurants operating the virtual brand

•	Brinker had total liquidity of $576.2 million as of July 29, 2020
At this time, the impact of COVID-19, in both the short term and long term, is difficult to estimate due to the uncertainty about the extent and duration of the spread of the pandemic, the discovery of any effective treatments, cures or vaccines and the related government restrictions. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which COVID-19 may impact our business, including the capacity of our dining rooms, what operational restrictions may be imposed, and our ability to fully staff reopened dining rooms. As such, we have taken a number of proactive measures to adapt our business to lower demand levels during the COVID-19 pandemic including measures to significantly reduce costs, partnering with our lenders to provide additional liquidity, issuing additional common stock and negotiating rent concessions with landlords. We continue to closely monitor and adapt to the evolving situation.
Refer to “COVID-19 Impact on Liquidity” section below and Note 2 - Novel Coronavirus Pandemic within Part II, Item 8 - Financial Statements and Supplementary Data Notes to the Consolidated Financial Statements for more information regarding the financial impact of the pandemic.
Fiscal 2020 Performance before the COVID-19 Pandemic
In fiscal 2020, our strategy was delivering comparable restaurant sales growth at Company-owned Chili’s locations. Before the COVID-19 pandemic, in the first eight months of fiscal 2020, Company-owned Chili’s comparable restaurant sales increased by 2.7%, while Company-owned Maggiano’s comparable restaurant sales decreased by 1.1%. While the spread of COVID-19 dramatically impacted our fiscal 2020 results, we believe our results before the pandemic provide evidence of the strong foundation our brands have as they move forward.
At Maggiano’s we believe our focus on operating fundamentals and technology will provide the foundation for future efficiencies and growth. At Chili’s, our value offerings and My Chili’s Rewards loyalty program helped drive positive traffic. Our Cheers to Patron® Margarita of the Month and new offerings on our 3 for $10 meal platform were particularly successful in bringing guests back to Chili’s. Chili’s off-premise sales, which includes both to-go and delivery, also grew and reached approximately 16% of sales, with approximately 74% coming from to-go and 26% from delivery during the first eight months of fiscal 2020. Membership in the My Chili’s Rewards loyalty program also continued to grow.
Operations Strategy
We are committed to strategies and a Company culture that we believe are centered on a guest experience. This includes bringing guests back safely, growing long-term sales and profit, engaging team members and working to return our business to pre-pandemic levels. Our strategies and culture are intended to differentiate our brands from the competition, effectively and efficiently manage our restaurants and establish a lasting presence for our brands in key markets around the world.
Our primary strategy remains to make our guests feel special through great food and quality service so that they return to our restaurants. At the end of the second quarter of fiscal 2020, before the COVID-19 pandemic, our guest survey scores on food quality and service reached an all-time high. Then, during the pandemic, our guest scores improved even more as we not only made guests feel special with our great food and service, but we also made them feel safe with our enhanced safety training and systems. Chili’s continues to outpace the casual dining industry and grow market share.
We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. During fiscal 2018, we reduced our menu items by approximately one-third, and focused on our core equities of burgers, ribs, fajitas and margaritas. This initiative improved kitchen efficiency and allowed our managers and cooks to deliver our food hotter and faster to our guests. We also invested in the quality of our food. During fiscal 2019, we continued to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards. In fiscal 2020, we upgraded the quality of certain menu items, including new upgraded quality chicken breast we have integrated into several of our menu items.
Part of our strategy is to differentiate Chili’s from our competitors with a flexible platform of value offerings at both lunch and dinner. We are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 as part of the every-day base menu and is available for guests to enjoy in our dining rooms or off-premise. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price of $5.00. In fiscal 2020, we continued to see an increase in popularity of both 3 for $10 and Margarita of the Month, helping us increase guest traffic.
We have also invested in our technology and off-premise options as more guests are opting for to-go and delivery. Our to-go menu is available through our Chili’s mobile app, on our brand websites, our exclusive delivery partner DoorDash, or by calling the restaurant. Since fiscal 2018, as of the end of fiscal 2020, our off-premise business has grown by 133%. Chili’s exclusive partnership with DoorDash has proven instrumental in offering our guests continued service during the COVID-19 pandemic. We leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests by quickly developing and adapting new operational procedures. We believe that guests will continue to prefer more convenience and off-premise options. We plan to continue investments in our technology systems to support our carryout and delivery capabilities.
It’s Just Wings™, a virtual brand offering, launched on June 23, 2020 and is available only through DoorDash delivery. The virtual brand allows us to leverage our existing infrastructure, while adding little complexity within our current system. It’s Just Wings is a no-frills offering that consists of chicken wings available in 11 different sauces and rubs, curly fries, ranch dressing and fried Oreos for a value price. We will continue to identify opportunities to drive restaurant growth by utilizing our existing restaurant infrastructure and DoorDash partnership.
In dining rooms we use tabletop devices to engage our guests at the table. In fiscal 2020 we rolled out a new tabletop device to continue to enhance this experience. We also believe our digital guest experience will help us engage our guests more effectively, particularly during the COVID-19 pandemic. Our My Chili’s Rewards loyalty database, as of the end of fiscal 2020, included more than 8 million loyal members who have interacted with Chili’s in the previous six months. We customize offerings for our guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
We believe that improvements at our domestic Chili’s will have a significant impact on the business; however, our results will also benefit through additional contributions from Maggiano’s and our global Chili’s franchise business. Maggiano’s has focused on execution of operating fundamentals to improve service and food for its guests. In fiscal 2020, Maggiano’s also began testing electronic check presenters that facilitate a pay-at-the-table option to provide convenience and efficiency to guests and to increase digital guest engagement. Maggiano’s also has an exclusive partnership with DoorDash. Our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. In fiscal 2020, our guests were given the ability to order delivery directly through our Maggiano’s website, in addition from the DoorDash platforms. In fiscal 2019, Maggiano’s opened its first franchise location in the Dallas Fort Worth International Airport. Progress for a second franchise airport location has been made.
Our global franchisees continue to grow the Chili’s brand around the world, opening 23 restaurants in fiscal 2020 including our first Chili’s restaurant in Vietnam. Our Chili’s international franchisees are expected to open approximately 6-9 new restaurants in fiscal 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. During the COVID-19 pandemic, our franchise partners have experienced similar regulated closures both domestically and globally. During the fourth quarter of fiscal 2020, we have partnered with our domestic and global franchisees to offer certain royalty payment flexibility to help provide liquidity relief during this time.
RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019
Revenues
Company sales(1)	97.6%	96.5%
Franchise and other revenues(1)	2.4%	3.5%
Total revenues(1)	100.0%	100.0%
Operating costs and expenses
Food and beverage costs(2)	26.6%	26.5%
Restaurant labor(2)	34.8%	34.1%
Restaurant expenses(2)	27.5%	26.2%
Depreciation and amortization(1)	5.3%	4.6%
General and administrative(1)	4.4%	4.6%
Other (gains) and charges(1)	1.5%	(0.1)%
Total operating costs and expenses(1)	98.0%	92.8%
Operating income(1)	2.0%	7.2%
Interest expenses(1)	1.9%	1.9%
Other (income), net(1)	(0.1)%	0.0%
Income before income taxes(1)	0.2%	5.3%
Provision (benefit) for income taxes(1)	(0.6)%	0.5%
Net income(1)	0.8%	4.8%

(1)	As a percentage of Total revenues

(2)	As a percentage of Company sales

Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:

•	Company sales include revenues generated by the operation of Company-owned restaurants including sales made with gift card redemptions.

•
Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include gift card breakage, Maggiano’s banquet service charge income, franchise advertising fees, delivery fee income, digital entertainment revenues, gift card equalization, franchise and development fees, merchandise income, retail royalty revenues, and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 26, 2019	$2,782.2	$435.7	$3,217.9
Change from:
Comparable restaurant sales(1)	(226.6)	(82.2)	(308.8)
Restaurant openings	21.6	—	21.6
Restaurant relocations	(0.1)	—	(0.1)
Restaurant closings(2)	(17.3)	—	(17.3)
Restaurant acquisitions(3)	203.3	—	203.3
Company sales	(19.1)	(82.2)	(101.3)
Royalties(4)	(19.1)	(0.1)	(19.2)
Franchise fees and other revenues	(12.3)	(6.6)	(18.9)
Franchise and other revenues	(31.4)	(6.7)	(38.1)
Fiscal year ended June 24, 2020	$2,731.7	$346.8	$3,078.5

(1)
Comparable restaurant sales decreased due to the COVID-19 pandemic that impacted restaurant sales due to guests dining out less, temporary dining room closures and capacity limitations, partially offset by increased off-premise sales.

(2)	Restaurant closings include the impact of permanently closed locations, including temporary COVID-19 closures that have extended past 14 consecutive days.

(3)	Effective September 5, 2019, we acquired 116 Chili’s restaurants from a franchisee. The revenues from these restaurants are included in Company sales subsequent to the acquisition date.

(4)
Royalties are based on franchise sales. Our franchisees generated sales of approximately $833.7 million in fiscal 2020, and $1,311.3 million in fiscal 2019. Lower royalties in fiscal 2020 are primarily due to the acquisition of 116 Chili’s restaurants from a franchisee in the first quarter of fiscal 2020 and the adverse impact of the COVID-19 pandemic.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2020 compared to fiscal 2019:

	Percentage Change in the Fifty-Two Week Period Ended June 24, 2020 versus June 26, 2019
	Comparable Sales(1)	Price Impact	Mix Shift(2)	Traffic	Restaurant Capacity(3)
Company-owned(4)	(10.1)%	1.3%	(2.0)%	(9.4)%	9.5%
Chili’s(4)	(8.6)%	1.3%	(1.1)%	(8.8)%	10.0%
Maggiano’s	(19.9)%	1.5%	(4.0)%	(17.4)%	0.3%
Chili’s franchise(4)(5)	(14.4)%
U.S.(4)	(10.1)%
International	(23.1)%
Chili’s domestic(4)(6)	(8.8)%
System-wide(4)(7)	(10.8)%

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

(4)
Chili’s Company-owned Comparable Restaurant Sales exclude the impact from the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020. Chili’s Franchise U.S. Comparable Restaurant Sales include sales from these 116 acquired restaurants until the September 5, 2019 acquisition date.

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

Costs and Expenses

	Fiscal Years Ended				(Favorable) Unfavorable Variance
	June 24, 2020		June 26, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$798.6	26.6%	$823.0	26.5%	$(24.4)	0.1%
Restaurant labor	1,045.5	34.8%	1,059.7	34.1%	(14.2)	0.7%
Restaurant expenses	825.8	27.5%	812.3	26.2%	13.5	1.3%
Depreciation and amortization	162.3		147.6		14.7
General and administrative	136.3		149.1		(12.8)
Other (gains) and charges	47.4		(4.5)		51.9
Interest expenses	59.6		61.6		(2.0)
Other (income), net	(1.9)		(2.7)		0.8
Food and beverage costs, as a percentage of Company sales, increased 0.1% consisting of 0.4% of unfavorable commodity pricing primarily related to beef and produce, partially offset by 0.3% of favorable menu pricing.
Restaurant labor, as a percentage of Company sales, increased 0.7% consisting of 1.1% of sales deleverage as a result of COVID-19, partially offset by 0.3% of lower manager bonus expenses and 0.1% of lower other net restaurant labor expenses. Hourly labor was flat due to higher wage rates offset by the impact of reduced staffing during the fiscal 2020 temporary closures and dining room limited capacities.
Restaurant expenses, as a percentage of Company sales, increased 1.3% consisting of 1.9% of sales deleverage and 1.1% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales. These increases were partially offset by 0.9% of lower advertising expenses, 0.4% of lower repairs and maintenance expenses and 0.4% of lower other net restaurant expenses.
Depreciation and amortization increased $14.7 million as follows:

Depreciation and Amortization
Fiscal year ended June 26, 2019	$147.6
Change from:
Additions for existing and new restaurant assets(1)	15.9
Finance leases(2)	10.6
Acquisition of franchise restaurants(3)	8.3
Corporate assets	1.6
Retirements and fully depreciated restaurant assets	(21.5)
Other	(0.2)
Fiscal year ended June 24, 2020	$162.3

(1)	Additions for existing and new restaurant assets increased primarily related to the Chili’s remodel initiative and six new Chili’s restaurants opened during fiscal 2020.

(2)	Finance leases increased primarily due to the new Chili’s table-top devices installed during fiscal 2020.

(3)	Acquisition of franchise restaurants represents the depreciation and amortization of the assets and finance leases acquired of the 116 Chili’s restaurants in the first quarter of fiscal 2020.

General and administrative expenses decreased $12.8 million as follows:

General and Administrative
Fiscal year ended June 26, 2019	$149.1
Change from:
Performance-based compensation	(7.8)
Professional and legal fees	(2.7)
Stock-based compensation	(1.9)
Other	(0.4)
Fiscal year ended June 24, 2020	$136.3
Other (gains) and charges consisted of the following (for further details, refer to Note 8 - Other Gains and Charges):

	Fifty-Two Week Periods Ended
	June 24, 2020	June 26, 2019
Restaurant impairment charges	$19.1	$10.8
COVID-19 related charges, net of (credits)	12.2	—
Restaurant closure charges	3.8	4.3
Remodel-related costs	3.2	7.7
Severance and other benefit charges	3.2	0.9
Corporate headquarters relocation charges	1.1	6.3
Property damages, net of (insurance recoveries)	(0.7)	(0.7)
Loss (gain) on sale of assets, net	(0.2)	(6.9)
Sale leaseback (gain), net of transaction charges	—	(27.3)
Other	5.7	0.4
	$47.4	$(4.5)

Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2020	June 26, 2019
Company sales	$2,673.5	$2,692.6	$(19.1)
Royalties	33.7	52.8	(19.1)
Franchise fees and other revenues	24.5	36.8	(12.3)
Franchise and other revenues	58.2	89.6	(31.4)
Total revenues	2,731.7	2,782.2	(50.5)

Company restaurant expenses(1)	2,363.2	2,329.6	(33.6)
Depreciation and amortization	133.9	120.1	(13.8)
General and administrative	32.1	38.7	6.6
Other (gains) and charges	35.3	(6.4)	(41.7)
Total operating costs and expenses	2,564.5	2,482.0	(82.5)
Operating income	$167.2	$300.2	$(133.0)
Operating income as a percentage of Total revenues	6.1%	10.8%	(4.7)%

(1)	Company restaurant expenses include Food and beverage costs, Restaurant labor, and Restaurant expenses, including advertising.
Chili’s Total revenues decreased 1.8% primarily due to the COVID-19 pandemic that impacted restaurant sales due to guests dining out less, temporary dining room closures and capacity limitations, partially offset by the acquisition of 116 Chili’s restaurants in the first quarter of fiscal 2020 and increased off-premise sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
Company restaurant expenses for Chili’s, as a percentage of Company sales, increased 1.9% consisting of 2.2% of sales deleverage as a result of COVID-19, 1.4% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales, and 0.4% of unfavorable commodity pricing primarily related to beef and produce. These increases were partially offset by 1.0% of lower advertising expenses, 0.4% of lower repairs and maintenance expenses, 0.3% of favorable menu pricing, 0.3% of lower hourly wages as a result of reduced staffing during the fiscal 2020 temporary closures and dining room limited capacities and 0.1% of lower other net company restaurant expenses.
Other (gains) and charges for Chili’s in fiscal 2020 consisted primarily of $15.4 million of charges related to restaurant impairments, $10.1 million of charges primarily related to the COVID-19 pandemic from employee relief payments and inventory spoilage, $3.7 million related to restaurant closure expenses and $3.2 million of remodel charges, partially offset by a $3.7 million gain on modification of lease liability. Other (gains) and charges for Chili’s in fiscal 2019 consisted primarily of gains of $26.8 million related to the sale leaseback transactions and $1.1 million on the gain on sale of land, partially offset by charges of $10.8 million related to restaurant impairments, $7.7 million of remodel write-offs, and $4.0 million in charges related to restaurant closure expenses.
Depreciation and amortization for Chili’s increased $13.8 million consisting of $14.3 million in existing and new restaurant additions primarily related to the Chili’s remodel initiative and six new Chili’s restaurants opened during fiscal 2020, $10.5 million of additional amortization expenses related to the new Chili’s table-top devices installed during fiscal 2020, and $8.3 million of additional depreciation and amortization expenses related to the acquisition of 116 Chili’s restaurants. These increases were partially offset by $19.1 million related to fully depreciated assets and retirements and $0.2 million in other depreciation and amortization expenses decreases.
General and administrative decreased $6.6 million that primarily consisted of a $2.9 million decrease in performance-based compensation and $2.8 million of payroll-related expenses.

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2020	June 26, 2019
Company sales	$331.4	$413.6	$(82.2)
Royalties	0.2	0.3	(0.1)
Franchise fees and other revenues	15.2	21.8	(6.6)
Franchise and other revenues	15.4	22.1	(6.7)
Total revenues	346.8	435.7	(88.9)

Company restaurant expenses(1)	306.1	364.8	58.7
Depreciation and amortization	15.4	16.2	0.8
General and administrative	5.7	6.1	0.4
Other (gains) and charges	6.8	1.0	(5.8)
Total operating costs and expenses	334.0	388.1	54.1
Operating income	$12.8	$47.6	$(34.8)
Operating income as a percentage of Total revenues	3.7%	10.9%	(7.2)%

(1)	Company restaurant expenses includes Food and beverage costs, Restaurant labor, and Restaurant expenses, including advertising expenses.
Maggiano’s Total revenues decreased 20.4% due to the COVID-19 pandemic that impacted restaurant sales from guests dining out less, the temporary dining and banquet room closures and limited capacity of reopened locations, partially offset by increased off-premise sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses for Maggiano’s, as a percentage of Company sales, increased 4.2% consisting of 6.0% of sales deleverage as a result of COVID-19 and 0.3% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales. These increases were partially offset by 1.5% of lower manager and hourly labor expenses as a result of reduced staffing during the fiscal 2020 temporary closures and dining room limited capacities, 0.3% of lower repairs and maintenance expenses, and 0.3% of favorable menu pricing.
Other (gains) and charges for Maggiano’s in fiscal 2020 consisted primarily of $3.8 million of charges related to restaurant impairments and $2.0 million of charges primarily related to the COVID-19 pandemic from employee relief payments and costs related to canceled projects due to the pandemic.
Income Taxes

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	Change
Effective income tax rate	(398.0)%	9.8%	(407.8)%
The federal statutory tax rate was 21.0% for both fiscal 2020 and 2019.
The effective income tax rate changed in fiscal 2020 primarily driven by the leverage on the FICA tax credit relative to the Income before income taxes in fiscal 2020, and the impact of lower Income before income taxes due to the COVID-19 pandemic in the last sixteen weeks of fiscal 2020. Our fiscal 2019 effective income tax rate was lower than the federal statutory tax rate due to the FICA tax credit benefit, partially offset by the impact of the taxable gain related to the sale leaseback transactions. During fiscal 2019, the sale leaseback transactions resulted in tax expenses of $78.6 million, which were paid in full during fiscal 2019. Refer to Note 4 - Leases included within Part II, Item 8 - Financial Statements and Supplementary Data Notes to the Consolidated Financial Statements for more information.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19 Impact on Liquidity
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, such as remodels, maintaining existing restaurants and constructing new restaurants, to pay dividends and to repurchase shares of our common stock. We currently anticipate the decreased sales to continue into fiscal 2021 for the majority of our Company-owned restaurants. We expect all our restaurants will continue offering off-premise options in addition to their dining rooms, except for nine restaurants that have been temporarily closed due to their location within a closed structure or other local regulations as of June 24, 2020. Our strategic decision to enhance our off-premise business has enabled us to conveniently serve a significantly higher volume of off-premise guests during this pandemic. In response to the pandemic, due to the uncertainty in the economy and to preserve liquidity, we have taken proactive precautionary measures to raise additional capital, reduce costs and pause non-critical projects that do not significantly impact our current operations. These measures included:

•	Issuing common stock for net proceeds of $139.1 million to provide additional liquidity, and amended our revolving credit facility to provide additional flexibility during this time;

•	Significantly reducing capital expenditures to essential spend only, including suspending the Chili’s remodel program and delaying construction of new restaurants;

•	Temporarily reducing pay for corporate leadership and team members, as well as above-restaurant level leadership in the fourth quarter of fiscal 2020;

•	Reducing marketing, general and administrative and restaurant expenses to support the current operations;

•	Suspending the quarterly cash dividend and the share repurchase program; and

•
Engaging in discussions with our landlords, vendors and other business partners to temporarily reduce or defer our lease and other contractual payments and obtain other concessions in the fourth quarter of fiscal 2020. Refer to Note 2 - Novel Coronavirus Pandemic within Part II, Item 8 - Financial Statements and Supplementary Data Notes to the Consolidated Financial Statements for more information.

As of July 29, 2020, we had total liquidity of $576.2 million, comprised of total cash and revolver availability. We believe we have sufficient liquidity with our current capital position and continued growth in sales to cover all current obligations over the next twelve months.
In the fourth quarter of fiscal 2020, S&P lowered our corporate credit rating to B+ with negative outlook. Moody’s also lowered us to a corporate family rating B1 with negative outlook. The downgrades were a result of the COVID-19 impact on the restaurant sector that has been one of the sectors most significantly affected given its sensitivity to consumer demand and sentiment, and the unprecedented precautionary measures implemented by state and local governments, including temporary closures. Refer to Part I, Item 1A. Risk Factors for further details.
CARES Act Impact
In the fourth quarter of fiscal 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist in this pandemic. As of June 24, 2020, this legislation will allow us to:

•	Reduce our fiscal 2020 payroll tax liability by utilizing employee retention credits to assist with employee payroll costs during this outbreak of $7.9 million

•
Amend our 2018 and 2019 U.S. Income Tax Returns in order to claim additional depreciation deductions related to qualified improvement property that will allow us to generate aggregate refunds of $4.6 million, and upon filing our fiscal 2020 U.S. Income Tax Return we anticipate to include a benefit related to the additional depreciation on qualified improvement property of approximately $2.0 million

•	Defer the employer portion of certain payroll taxes, totaling $12.9 million which will be repaid in two equal installments: on December 31, 2021, and December 31, 2022
Cash Flows
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2020	June 26, 2019
Net cash provided by operating activities	$245.0	$212.7	$32.3
Net cash from operating activities increased primarily due to $78.6 million of taxes paid related to the sale leaseback transactions during fiscal 2019, $16.4 million of higher gift card sales, net of redemptions due to the COVID-19 pandemic, and CARES Act credits and deferments as discussed above in the “CARES Act Impact” section. These increases were partially offset by lower sales in the third and fourth quarters of fiscal 2020 as a result of the COVID-19 pandemic.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2020	June 26, 2019
Cash flows from investing activities
Payments for property and equipment	$(104.5)	$(167.6)	$63.1
Payments for franchise restaurant acquisitions	(94.6)	(3.1)	(91.5)
Proceeds from sale of assets	1.2	1.6	(0.4)
Insurance recoveries	1.1	1.7	(0.6)
Proceeds from note receivable	2.8	2.8	—
Proceeds from sale leaseback transactions, net of related expenses	—	485.9	(485.9)
Net cash (used in) provided by investing activities	$(194.0)	$321.3	$(515.3)
Net cash from investing activities decreased primarily due to $485.9 million in net cash proceeds received from the sale leaseback transactions during fiscal 2019. Additionally, $91.5 million cash consideration and related transactional charges were paid for the purchase of 116 Chili’s restaurants from a franchisee during fiscal 2020. These decreases were partially offset by $63.1 million of lower capital expenditures in fiscal 2020 primarily related to a decline in the pace of the Chili’s remodel program and fiscal 2019 expenditures for our new corporate headquarters, partially offset by an increase in new restaurant construction during fiscal 2020.

Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2020	June 26, 2019
Cash flows from financing activities
Borrowings on revolving credit facility	$808.4	$853.0	$(44.6)
Payments on revolving credit facility	(858.8)	(1,150.0)	291.2
Purchases of treasury stock	(32.4)	(167.7)	135.3
Payments on long-term debt	(17.8)	(9.5)	(8.3)
Payments of dividends	(57.4)	(60.3)	2.9
Proceeds from issuance of common stock	146.9	—	146.9
Proceeds from issuance of treasury stock	1.6	3.0	(1.4)
Payments for common stock issuance costs	(7.8)	—	(7.8)
Payments for debt issuance costs	(3.2)	—	(3.2)
Net cash used in financing activities	$(20.5)	$(531.5)	$511.0
Revolving Credit Facility
Net repayments of $50.4 million were made during fiscal 2020 on the $1.0 billion revolving credit facility primarily from funds received from the common stock issuance during the fourth quarter of fiscal 2020, partially offset by cash used to fund ongoing business operations, the acquisition of Chili’s restaurants and share repurchases. As of June 24, 2020, $527.1 million was available under the revolving credit facility. Our revolving credit facility interest rate as of June 24, 2020 was 3.100%, which is the total of LIBOR plus our applicable margin. Additionally, the revolving credit facility is subject to a 40 basis points facility fee on the total $1.0 billion credit facility.
During fiscal 2020, we executed three amendments to our revolving credit facility, which modified the maturity date of the facility, provided additional financial flexibility, and added certain restrictions as follows:

•	Modified the maturity date of the $110.0 million portion of the facility to expire on September 12, 2021, which coincides with the maturity date for the $890.0 million portion

•	Secured a waiver of compliance with financial covenants effective the third quarter of fiscal 2020 until the end of the third quarter of fiscal 2021

•
Imposed a minimum liquidity covenant (defined as availability under the revolving credit facility plus unrestricted cash and cash equivalents) to require at least $175.0 million through the third quarter of fiscal 2021

•
Increased interest rates temporarily, from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, to be fixed at LIBOR plus 2.350%. After this temporary period, the interest rate will return to LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 1.700%. Additionally the LIBOR floor was permanently increased to 0.750%

•
Increased facility fee temporarily to 40 basis points from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. After this temporary period, the facility fee will return to a set fee schedule which is a function of our credit rating, but is subject to a maximum of 30 basis points

•
Prohibited from making dividends, stock repurchases and investments from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, and following this period, we will be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments

•	Expanded the collateral securing the revolving credit facility, including intellectual property, among other things, and provided additional subsidiary guarantees

As of June 24, 2020, pursuant to the amendments to the revolving credit facility described above, and under the terms of the indentures governing our 2023 Notes and 2025 Notes, we are in compliance with our covenants. Refer to Note 12 - Debt for further information about our notes and revolving credit facility.
Subsequent to fiscal 2020 year-end, on July 23, 2020, we executed the seventh amendment to our revolving credit facility. This amendment extends the maturity date to December 12, 2022, and has a required commitment reduction to $900.0 million on September 12, 2021 if the commitments have not previously been reduced to or below such commitment level by the issuance of certain debt or preferred equity interests. The revolving credit facility will bear interest of LIBOR, through December 2021, plus an applicable margin of between 2.250% to 3.000%, and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. In the event of incurrence of more than $250.0 million of certain debt, our interest rate will be further lowered by 0.250%, and the facility fee lowered by 0.100%. Upon LIBOR’s expiration in December 2021, our interest rate will be a function of a similar, publicly available, Eurodollar rate. Additionally, subsequent to the end of fiscal 2020, $18.4 million additional net borrowings were drawn on the revolving credit facility as of the date that this Annual Report on Form 10-K was filed.
Common Stock Issuance
In the fourth quarter of fiscal 2020, we sold 8.1 million shares of our common stock at a price to the public of $18.25 per share. Total net proceeds raised from the offering were $139.1 million, after deducting the professional expenses. This common stock issuance was executed in part to provide additional capital through the course of the COVID-19 pandemic and for general corporate purposes.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend our share repurchase program due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, the amended revolving credit facility restricts our ability to repurchase shares until the fourth quarter of fiscal year 2021, and subjects any share purchases thereafter, along with dividends paid and investments, to an aggregate cap. Before this suspension, in fiscal 2020, we repurchased 0.8 million shares of our common stock for $32.4 million. The repurchased shares during fiscal 2020 included shares purchased as part of our share repurchase program as well as shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets. Our share repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. At June 24, 2020, we had $166.8 million remaining under the suspended share repurchase program.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, the amended revolving credit facility restricts our ability to pay dividends until the fourth quarter of fiscal year 2021, and subjects any dividends paid thereafter, along with share purchases and investments, to an aggregate cap. Following the expiration of these restrictions under our amended revolving credit facility, in the fourth quarter of fiscal year 2021, the Board of Directors will reevaluate the suspension based on current business conditions at that time. There is significant uncertainty regarding the future impact of the pandemic on the restaurant industry and the broader U.S. economy. Before this suspension, we paid dividends of $57.4 million in fiscal 2020 to common stock shareholders, compared to $60.3 million in fiscal 2019.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We continue to serve customers at most of our locations through our off-premise offerings and limited capacity dining rooms. We will continue to monitor the situation and intend to resume normal business operations on a case-by-case basis when permitted under applicable government regulations and when we believe we are able to do so safely. Please refer above to COVID-19 Impact on Liquidity for further details on our actions to maintain our liquidity position during this pandemic.
We are not aware of any other event or trend that would potentially materially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases, and purchase obligations as defined by the Securities and Exchange Commission (“SEC”) as of June 24, 2020 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$—	$772.9	$350.0	$—	$1,122.9
Interest(2)	44.4	61.4	26.2	—	132.0
Finance leases(3)	17.8	42.3	20.9	53.6	134.6
Operating leases(3)	179.4	323.0	280.8	854.2	1,637.4
Purchase obligations(4)	15.8	20.2	12.4	6.3	54.7

(1)
Long-term debt consists of principal amounts owed on the revolving credit facility, 3.875% and 5.000% notes. As of June 24, 2020, $527.1 million of credit is available under the revolving credit facility. The revolving credit facility is due in September 2021.

(2)
Interest consists of remaining interest payments on the 3.875% and 5.000% notes totaling $113.6 million and remaining interest payments on the revolver totaling $18.4 million. The interest rates on the notes are fixed whereas the interest rate on the revolver is variable based on LIBOR and our applicable margin. We have assumed that the revolver balance carried will be $491.3 million in fiscal 2021 and fiscal 2022 until the maturity date of September 12, 2021 using the interest rate of 3.100%, which is the total of LIBOR plus our applicable margin as of June 24, 2020.

(3)
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the contract, including cancelable option periods where we are reasonably assured to exercise the options. As of June 24, 2020, these total future lease payments included non-cancelable lease commitments of $113.4 million for finance leases, and $1,083.4 million for operating leases.

(4)
Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for the purchase of fountain beverages and professional services contracts and exclude agreements that are cancelable without significant penalty.

In addition to the amounts shown in the table above, $2.1 million of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.
IMPACT OF INFLATION
We have experienced impact from inflation. Inflation has caused increased food, labor and benefits costs and has increased our operating expenses. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.

OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 18 - Commitments and Contingencies, and have entered into certain pre-commencement leases as disclosed in Note 4 - Leases included within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Other than these items, we do not have any off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are disclosed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements. The following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.
Leases
Effective the first day of fiscal 2020, we adopted the FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) as described in Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 4 - Leases of the Notes to the Consolidated Financial Statements. Upon adoption, we recognized operating lease assets of $1.0 billion and corresponding operating lease liabilities of $1.2 billion.
At the inception of each lease, we evaluate the property and the lease to determine whether the lease is an operating or a finance lease. This lease accounting evaluation may require significant judgment in determining the fair value and useful life of the leased property and the appropriate reasonably certain lease term. These judgments may produce materially different amounts of rent expense in a given reporting period than would be reported if different assumed lease terms were used.
Our lease agreements generally do not provide information to determine the implicit interest rate, so we determine the applicable incremental borrowing rate (“IBR”) used to calculate the initial lease liability for each lease. We have derived our incremental borrowing rate using the interest rate we would pay on our existing borrowings, adjusted for the effect of designating collateral and the lease terms using market data as well as publicly available data for instruments with similar characteristics. The reasonably certain lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the right-of-use asset and lease liability.
We also estimate the reasonably certain lease term at inception. The lease term commences on the date the lessor makes the underlying property available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain. Such an economic penalty would typically result from having to abandon a building or equipment with remaining economic value upon vacating a property. Our judgment in determining the appropriate expected lease term affects our evaluation of the classification and accounting for leases as finance versus operating, and the period over with the operating lease asset is amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different expected lease terms were used.
Income Taxes
We make certain estimates and judgments in the calculation of tax expenses, the resulting tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When considered necessary, we record a valuation allowance to reduce deferred tax assets to a balance that is more likely than not to be recognized. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

We have recorded deferred tax assets reflecting the benefit of income tax credits and state loss carryforwards, which expire in varying amounts. Realization is dependent on generating sufficient taxable income in the relevant jurisdiction prior to expiration of the income tax credits and state loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income in the carryforward period are reduced.
We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expenses. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.
In addition to the risks related to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.
Valuation of Long-Lived Assets
We review the carrying amount of property and equipment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. The impairment test is a two-step process. Step one includes comparing the operating cash flows of the restaurants over their remaining service life to the carrying value of the asset group. If the cash flows exceed the carrying value, then the asset group is not impaired and no further evaluation is required. If the carrying value of the asset group exceeds its cash flows, impairment may exist and performing step two is necessary to determine the impairment loss. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value of the asset group. We determine fair value based on discounted projected future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.
Valuation of Goodwill
We assess the recoverability of goodwill related to our restaurant brands on an annual basis or more often if circumstances or events indicate impairment may exist. We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units.
If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. We determine fair value based on a combination of market-based values and discounted projected future operating cash flows of the reporting units using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. We make assumptions regarding future revenues and cash flows, expected growth rates, terminal values and other factors which could significantly impact the fair value calculations. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment. In the event that these assumptions change in the future, we may be required to record impairment charges related to goodwill.
We consider our restaurants brands, Chili’s and Maggiano’s, to be both our operating segments and reporting units. The carrying value of goodwill as of June 24, 2020 was $187.6 million, which related to both of our reporting units. We performed our annual impairment test in the second quarter of fiscal 2020 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values.
During the third quarter of fiscal 2020, we performed a quantitative assessment of our goodwill due to the impact of the COVID-19 pandemic on the market. Based on our assessment as of March 25, 2020, we determined that our goodwill and indefinite-lived intangible assets were not impaired at that time. Additionally, we updated the assessment during the fourth quarter of fiscal 2020 and determined no triggering event existed based on improved market value and actual results compared to forecast for the third quarter of fiscal 2020. This assessment is predicated on our ability to continue to operate dining and banquet rooms, and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our restaurants and reporting units. Sales declines at our restaurants, unplanned increases in commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.
Insurance Reserves
We are self-insured for certain losses related to health, general liability and workers’ compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. This liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date.
In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
Legal Contingencies
We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued to expense if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.
Gift Card Revenues Recognition
Proceeds from the sale of gift cards are recorded as deferred revenues and recognized as revenues when the gift card is redeemed by the holder. Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed. Effective fiscal 2019, with the adoption of ASC 606, breakage revenues are recognized proportionate to the pattern of related gift card redemptions. Before fiscal 2019, based on our historical gift card redemption patterns and considering our gift cards did not have expiration dates or dormancy fees, we reasonably estimated the amount of gift card balances for which redemption was remote and recorded breakage income based on this estimate. We recognize breakage income in Franchise and other revenues in the Consolidated Statements of Comprehensive Income.
We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record fiscal 2020 breakage by 25 basis points would result in an impact to the consolidated statement of comprehensive income of approximately $0.4 million.
Effect of New Accounting Standards
The impact of new accounting pronouncements can be found at Note 19 - Effect of New Accounting Standards in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments consist of the outstanding borrowings on our revolving credit facility. At June 24, 2020, $472.9 million was outstanding under the revolving credit facility. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balance of these variable rate financial instruments as of June 24, 2020 would be approximately $4.7 million.
Food and Commodity Price Risk
We purchase certain commodities such as beef, pork, poultry, seafood, dairy, produce, food oils, and natural gas. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in fiscal 2020, 2019 or 2018. However, severe increases in inflation could affect the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BRINKER INTERNATIONAL, INC.
Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Revenues
Company sales	$3,004.9	$3,106.2	$3,041.5
Franchise and other revenues	73.6	111.7	93.9
Total revenues	3,078.5	3,217.9	3,135.4
Operating costs and expenses
Food and beverage costs	798.6	823.0	796.0
Restaurant labor	1,045.5	1,059.7	1,033.9
Restaurant expenses	825.8	812.3	757.5
Depreciation and amortization	162.3	147.6	151.4
General and administrative	136.3	149.1	136.0
Other (gains) and charges	47.4	(4.5)	34.5
Total operating costs and expenses	3,015.9	2,987.2	2,909.3
Operating income	62.6	230.7	226.1
Interest expenses	59.6	61.6	59.0
Other (income), net	(1.9)	(2.7)	(3.1)
Income before income taxes	4.9	171.8	170.2
Provision (benefit) for income taxes	(19.5)	16.9	44.3
Net income	$24.4	$154.9	$125.9

Basic net income per share	$0.64	$4.04	$2.75

Diluted net income per share	$0.63	$3.96	$2.72

Basic weighted average shares outstanding	38.2	38.3	45.7

Diluted weighted average shares outstanding	38.9	39.1	46.3

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.6)	$0.2	$0.2
Other comprehensive income (loss)	(0.6)	0.2	0.2
Comprehensive income	$23.8	$155.1	$126.1

See accompanying Notes to the Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 24, 2020	June 26, 2019
ASSETS
Current assets
Cash and cash equivalents	$43.9	$13.4
Accounts receivable, net	52.3	55.0
Inventories	27.3	23.2
Restaurant supplies	51.6	47.1
Prepaid expenses	13.9	23.7
Income taxes receivable, net	35.4	14.6
Total current assets	224.4	177.0
Property and equipment, at cost
Land	34.2	33.4
Buildings and leasehold improvements	1,534.4	1,454.6
Furniture and equipment	785.7	757.5
Construction-in-progress	24.4	19.2
	2,378.7	2,264.7
Less accumulated depreciation and amortization	(1,573.4)	(1,509.6)
Net property and equipment	805.3	755.1
Other assets
Operating lease assets (Note 4)	1,054.6	—
Goodwill	187.6	165.5
Deferred income taxes, net (Note 4)	38.2	112.0
Intangibles, net	23.0	22.3
Other	22.9	26.4
Total other assets	1,326.3	326.2
Total assets	$2,356.0	$1,258.3
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$104.9	$97.5
Gift card liability	109.9	100.9
Accrued payroll	65.2	82.1
Operating lease liabilities (Note 4)	117.3	—
Other accrued liabilities	100.6	141.1
Total current liabilities	497.9	421.6
Long-term debt and finance leases, less current installments	1,208.5	1,206.6
Long-term operating lease liabilities, less current portion (Note 4)	1,061.6	—
Deferred gain on sale leaseback transactions (Note 4)	—	255.3
Other liabilities (Note 4)	67.1	153.0
Commitments and contingencies (Note 18)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued and 45.0 million shares outstanding at June 24, 2020, and 176.2 million shares issued and 37.5 million shares outstanding at June 26, 2019)	7.0	17.6
Additional paid-in capital	669.4	522.0
Accumulated other comprehensive loss	(6.2)	(5.6)
Retained (deficit) earnings	(397.5)	2,771.2
Treasury stock, at cost (25.3 million shares at June 24, 2020, and 138.7 million shares at June 26, 2019)	(751.8)	(4,083.4)
Total shareholders’ deficit	(479.1)	(778.2)
Total liabilities and shareholders’ deficit	$2,356.0	$1,258.3

See accompanying Notes to the Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Cash flows from operating activities
Net income	$24.4	$154.9	$125.9
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	162.3	147.6	151.4
Stock-based compensation	14.8	16.4	14.2
Restructure charges and other impairments	28.9	26.5	21.7
Net loss (gain) on disposal of assets	1.2	(33.1)	1.6
Undistributed loss on equity investments	—	—	0.3
Other	2.8	3.0	3.1
Changes in assets and liabilities:
Accounts receivable, net	4.1	(3.0)	(3.3)
Inventories	(2.8)	1.0	—
Restaurant supplies	(1.2)	(0.6)	(1.2)
Prepaid expenses	7.2	(3.0)	(1.7)
Operating lease assets, net of liabilities	3.6	—	—
Deferred income taxes, net	8.6	(75.8)	3.4
Other assets	0.1	0.9	0.3
Accounts payable	9.8	(4.1)	1.6
Gift card liability	6.3	(10.1)	(7.3)
Accrued payroll	(17.8)	6.8	4.2
Other accrued liabilities	4.0	(7.7)	(6.8)
Current income taxes	(20.7)	(12.7)	(14.9)
Other liabilities	9.4	5.7	(8.0)
Net cash provided by operating activities	245.0	212.7	284.5
Cash flows from investing activities
Payments for property and equipment	(104.5)	(167.6)	(101.3)
Payments for franchise restaurant acquisitions	(94.6)	(3.1)	—
Proceeds from note receivable	2.8	2.8	1.9
Proceeds from sale of assets	1.2	1.6	19.9
Insurance recoveries	1.1	1.7	1.7
Proceeds from sale leaseback transactions, net of related expenses	—	485.9	—
Net cash (used in) provided by investing activities	(194.0)	321.3	(77.8)
Cash flows from financing activities
Payments on revolving credit facility	(858.8)	(1,150.0)	(588.0)
Borrowings on revolving credit facility	808.4	853.0	1,016.0
Payments of dividends	(57.4)	(60.3)	(70.0)
Purchases of treasury stock	(32.4)	(167.7)	(303.2)
Payments on long-term debt	(17.8)	(9.5)	(260.3)
Payments for common stock issuance costs	(7.8)	—	—
Payments for debt issuance costs	(3.2)	—	(1.6)
Proceeds from issuance of common stock	146.9	—	—
Proceeds from issuance of treasury stock	1.6	3.0	2.3
Net cash used in financing activities	(20.5)	(531.5)	(204.8)
Net change in cash and cash equivalents	30.5	2.5	1.9
Cash and cash equivalents at beginning of period	13.4	10.9	9.0
Cash and cash equivalents at end of period	$43.9	$13.4	$10.9

See accompanying Notes to the Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 28, 2017	48.4	$17.6	$502.1	$2,627.1	$(3,628.5)	$(11.9)	$(493.6)
Net income	—	—	—	125.9	—	—	125.9
Other comprehensive income	—	—	—	—	—	0.2	0.2
Dividends ($1.52 per share)	—	—	—	(70.0)	—	—	(70.0)
Stock-based compensation	—	—	14.2	—	—	—	14.2
Purchases of treasury stock	(7.9)	—	(0.2)	—	(303.0)	—	(303.2)
Issuances of common stock	0.3	—	(4.5)	—	6.8	—	2.3
Disposition of equity method investment	—	—	—	—	—	5.9	5.9
Balances at June 27, 2018	40.8	17.6	511.6	2,683.0	(3,924.7)	(5.8)	(718.3)
Effect of ASC 606 adoption	—	—	—	(7.4)	—	—	(7.4)
Net income	—	—	—	154.9	—	—	154.9
Other comprehensive income	—	—	—	—	—	0.2	0.2
Dividends ($1.52 per share)	—	—	—	(59.3)	—	—	(59.3)
Stock-based compensation	—	—	16.4	—	—	—	16.4
Purchases of treasury stock	(3.6)	—	(0.6)	—	(167.1)	—	(167.7)
Issuances of common stock	0.3	—	(5.4)	—	8.4	—	3.0
Balances at June 26, 2019	37.5	17.6	522.0	2,771.2	(4,083.4)	(5.6)	(778.2)
Effect of ASC 842 adoption	—	—	—	195.9	—	—	195.9
Net income	—	—	—	24.4	—	—	24.4
Other comprehensive income	—	—	—	—	—	(0.6)	(0.6)
Dividends ($1.14 per share)	—	—	—	(43.6)	—	—	(43.6)
Stock-based compensation	—	—	14.7	—	—	—	14.7
Purchases of treasury stock	(0.8)	—	(0.3)	—	(32.1)	—	(32.4)
Issuances of common stock	8.3	0.8	133.0	—	6.9	—	140.7
Retirement of treasury stock	—	(11.4)	—	(3,345.4)	3,356.8	—	—
Balances at June 24, 2020	45.0	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)

See accompanying Notes to the Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
Footnote Index

Footnote Index

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At June 24, 2020, we owned, operated or franchised 1,663 restaurants, consisting of 1,116 Company-owned restaurants and 547 franchised restaurants, located in the United States, 28 countries and two United States territories.
Basis of Presentation
Principles of Consolidation - The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts within the Notes to the Consolidated Financial Statements are presented in millions unless otherwise specified.
Fiscal Year - We have a 52/53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2020, 2019 and 2018, which ended on June 24, 2020, June 26, 2019 and June 27, 2018, respectively, each contained 52 weeks.
Use of Estimates - The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and costs and expenses in the reporting periods. Actual results could differ from those estimates.
New Accounting Standards Implemented
ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, and subsequently amended this update by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. These updates require a lessee to recognize in the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The updates also require additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These updates were effective for annual and interim periods for fiscal years beginning after December 15, 2018, which required us to adopt these provisions in the first quarter of fiscal 2020. Refer below for our “Significant Accounting Policies - Leases” section and also Note 4 - Leases for disclosures about our adoption.
The impact of additional accounting standard updates that have not yet been adopted can be found at Note 19 - Effect of New Accounting Standards.
Significant Accounting Policies
Leases
Adoption of ASC 842 and Transition and Practical Expedient Elections - We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from the previous guidance ASC Topic 840, Leases (“Legacy GAAP”) effective June 27, 2019, the first day of fiscal 2020. We adopted ASC 842 using the alternative transition method, such that our fiscal 2020 Consolidated Financial Statements reflect ASC 842, while our prior period Consolidated Financial Statements were prepared under Legacy GAAP and have not been restated. In connection with the adoption of ASC 842, we elected the following practical expedients and policies:

•
Package of practical expedients - the election of this package allowed us to carry forward our historical lease classification and our assessment of whether a contract is or contains a lease for any leases that existed prior to the adoption of ASC 842.

Footnote Index

•
Combine lease and non-lease components policy - we elected for all classes of underlying leased assets to account for lease and non-lease components (such as common area maintenance) and include executory costs (such as property taxes and insurance) to combine as a single lease component.

•
Short-term lease policy - we elected the short-term lease exemption from balance sheet recognition for all classes of underlying assets with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Short-term leases are expensed as incurred in Restaurant expenses in the Consolidated Statements of Comprehensive Income.

We did not elect the hindsight practical expedient that permitted a reassessment of lease terms for existing leases.
Lease Accounting Policy under ASC 842 - Effective with our fiscal 2020 year, ASC 842 requires lessees to recognize on the balance sheet at lease commencement the lease assets and related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months. The lease term commences on the date the lessor makes the underlying property available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain.
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
The interest rates used in our lease contracts are not implicit. We have derived our incremental borrowing rate using the interest rate we would pay on our existing borrowings, adjusted for the effect of designating collateral and the lease terms using market data as well as publicly available data for instruments with similar characteristics. The reasonably certain lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the right-of-use asset and lease liability.
The right-of-use lease asset carrying amounts are assessed for impairment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. We monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
Variable lease costs are expensed as incurred in Restaurant expenses related to restaurant properties or General and administrative for our corporate headquarters, respectively, in the Consolidated Statements of Comprehensive Income, and are not included in lease liabilities in the Consolidated Balance Sheets. Contingent rent represents payment of variable lease obligations based on a percentage of sales, as defined by the terms of the applicable lease, for certain restaurant facilities and is recorded at the point in time we determine that it is probable that such sales levels will be achieved. Additionally, we have certain leases which periodically reset to a specified index, such leases are initially recorded using the index that existed at lease commencement. Subsequent index changes are recorded as variable rental payments. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease costs.
Operating lease expenses are recognized on a straight-line basis over the lease term in Restaurant expenses for restaurant properties, or General and administrative for our corporate headquarters, in the Consolidated Statements of Comprehensive Income, respectively.
Finance lease expenses are recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term and the expenses are recognized in Depreciation and amortization in the Consolidated Statements of

Footnote Index

Comprehensive Income. Interest on each finance lease liability is recorded to Interest expenses in the Consolidated Statements of Comprehensive Income.
Revenues - Effective at the beginning of fiscal 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from the previous guidance ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, “Legacy Revenue GAAP”). Our transition to ASC 606 represents a change in accounting principle. The Consolidated Financial Statements for fiscal 2019 reflect the application of ASC 606 guidance using the modified retrospective transition method, while the Consolidated Financial Statements for prior periods were prepared under Legacy Revenue GAAP. The adoption of ASC 606 resulted in a cumulative effect adjustment to retained earnings of $7.4 million in fiscal 2019. Revenues are presented in Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income. Refer below for our significant revenue accounting policies, to Note 5 - Revenue Recognition for deferred revenues, and to Note 10 - Segment Information for disaggregation of revenues detail.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions. We record the revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer.
Franchise and Other Revenues - Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include gift card breakage, Maggiano’s banquet service charge income, franchise advertising fees, delivery fee income, digital entertainment revenues, gift card equalization, franchise and development fees, merchandise income, retail royalty revenues, and gift card discount costs from third-party gift card sales
Royalties - Franchise royalties, under the franchise agreements, are based on a percentage of the sales generated by our franchised restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues attributable to franchise restaurants are recognized in the same period the sales are generated at the franchise restaurants.
Advertising Fee Income - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. Advertising fees are presented on a gross basis within Franchise and other revenues.
Initial Development and Franchise Fees - We receive development fees from franchisees for territory development arrangements and franchise fees for new restaurant openings. The performance obligation related to these arrangements are collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets.
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances that will not be redeemed. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability account in the Consolidated Balance Sheets accordingly. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We do not charge dormancy or any other fees related to monitoring or administering the gift card program to cardholders. Additionally, proceeds from the sale of gift cards are recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Gift Card Discount Costs - Our gift cards are sold through various outlets such as in-restaurant, Chili’s and Maggiano’s websites, directly to other businesses, and through third-party distributors that sell our gift cards at various retail locations. We incur incremental direct costs related to gift card sales, such as commissions and activation fees, for gift cards sold by third-party businesses and distributors. These initial direct costs are deferred and amortized against revenues proportionate to the pattern of related gift card redemption.
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 24, 2020 and June 26, 2019, after the adoption of ASC 606 - Revenue from Contracts with Customers, advertising expenses of $87.0 million and $108.8

Footnote Index

million, respectively, are included in Restaurant expenses, and advertising contributions from franchisees of $9.7 million and $20.3 million, respectively, are recorded in Franchise and other revenues in the Consolidated Statements of Comprehensive Income. Advertising costs, net of advertising contributions from franchisees, was $98.3 million in fiscal year ended June 27, 2018 prior to the adoption of ASC 606 was included in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
Restaurant Labor Expenses - We report certain labor and related expenses in a separate caption in the Consolidated Statements of Comprehensive Income titled Restaurant labor. Restaurant labor includes all compensation-related expenses, including benefits and incentive compensation, for restaurant team members at the general manager level and below. Labor-related expenses attributable to multi-restaurant (or above-restaurant) supervision is included in Restaurant expenses in the Consolidated Statements of Comprehensive Income.
Fair Value Measurements - Fair value is the price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. Fair value is grouped in three levels based on the level of significant inputs used in measuring fair value, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Observable inputs available at measurement date other than quote prices included in Level 1
Level 3	Unobservable inputs that cannot be corroborated by observable market data

Cash and Cash Equivalents - Our policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with original maturities of three months or less are reflected as cash equivalents.
Accounts Receivable - Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value. Our primary accounts receivable are due from third-party gift card sales, vendor rebates, franchisees, restaurant purchases made on credit cards, and from time-to-time insurance recoveries. Provisions for doubtful accounts are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.
Inventories - Inventories consist of food, beverages and supplies and are valued at the lower of cost (using the first-in, first-out method) or net realizable value.
Property and Equipment - Property and equipment is recorded at cost, and are depreciated using the straight-line method over the lesser of the remaining term of the lease, including certain renewal options, or the estimated useful lives of the assets. Typical useful lives of our Buildings and leasehold improvements range from 5 to 20 years, and Furniture and equipment range from 3 to 7 years.
Depreciation expenses related to property and equipment for the fiscal years ended June 24, 2020, June 26, 2019, and June 27, 2018 of $160.4 million, $146.5 million, and $150.1 million, respectively, was recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
We review the carrying amount of property and equipment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. We have determined the restaurant level is the lowest level of identifiable cash flows. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on discounted projected future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk that is considered Level 3 (refer to Fair Value Measurements policy above for definition of levels). Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Definite-lived Intangible Assets - Definite-lived intangible assets primarily include the reacquired franchise rights resulting from our acquisitions and are amortized using the straight-line method over the remaining term of the franchise agreement. We determine the fair value of reacquired franchise rights based on discounted projected future operating

Footnote Index

cash flows of the restaurants associated with these franchise rights. We review the carrying amount semi-annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Indefinite Lived Intangible Assets - The costs of obtaining non-transferable liquor licenses from local government agencies are expensed over the specified term of the license. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Intangibles, net in the Consolidated Balance Sheets.
Transferable liquor licenses are tested for impairment semi-annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment charges are recognized based on the excess of carrying value over fair value. We determine fair value based on prices in the open market for licenses in same or similar jurisdictions. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate for purposes of impairment testing. Goodwill is tested for impairment annually, as of the first day of the second fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. The carrying value of the reporting unit is compared to its estimated fair value, and if the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.
Insurance Reserves - We are self-insured for certain losses related to health, general liability and workers’ compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed on a quarterly basis to ensure that the liability is appropriate. The estimated incurred but unreported costs to settle unpaid claims are included in Other accrued liabilities and Other liabilities, depending on the current or long-term nature, in the Consolidated Balance Sheets.
Sales Taxes - Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues. The obligation is included in Other accrued liabilities in the Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authorities.
Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return that is not more-likely-than-not to be realized. We recognize any interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. Additionally, Income taxes are computed on a consolidated legal jurisdiction basis with no regard to brand.
Stock-Based Compensation - We measure and recognize compensation cost at fair value for all share-based payments. We record compensation expenses using a graded-vesting schedule or on a straight-line basis, as applicable, over the vesting period, or to the date on which retirement eligibility is achieved, if shorter. We recognize compensation expenses

Footnote Index

for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Certain employees are eligible to receive stock options, performance stock options, performance shares, restricted stock, and restricted stock units, while non-employee members of the Board of Directors (the “Board”) are eligible to receive stock options, restricted stock and restricted stock units. Awards granted to the Board are non-forfeitable and are fully expensed upon grant. Awards to eligible employees may vest over a specified period of time, or service period, only or may also contain performance-based conditions. The fair value of restricted stock and restricted stock units that do not contain a performance condition are based on our closing stock price on the date of grant, while the fair value of stock options is estimated using the Black-Scholes option-pricing model on the date of grant.
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals at the end of a three-fiscal-year cycle. Vesting of performance shares granted are contingent upon meeting Company performance goals based on a specified rate of earnings growth at the end of the three-fiscal-year period. Compensation expenses for the performance shares is recorded based on management’s periodic estimates of the number of shares that will ultimately be issued and the fair value of the shares as determined by our closing stock price on the date of grant. A cumulative expenses adjustment is recognized when that estimate changes.
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 24, 2020, no preferred shares were issued.
Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the fiscal years ended June 24, 2020, June 26, 2019 and June 27, 2018, Comprehensive income consists of Net income and Foreign currency translation adjustment. The Foreign currency translation adjustment for all the three fiscal years presented included the unrealized impact of translating the financial statements from Canadian dollars to United States dollars of the Canadian restaurants. For the fiscal year ended June 27, 2018, foreign currency translation adjustment also included the impact of translating the Mexico joint venture with CMR, S.A.B. de C.V. (“CMR”) from Mexican pesos to United States dollars. During fiscal 2018, the Mexico joint venture was sold to CMR. Refer to Note 6 - Equity Method Investment for further details on the transaction including the note receivable. The Accumulated other comprehensive loss (“AOCL”) is presented in the Consolidated Balance Sheets.
Net Income Per Share - Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	June 24, 2020	June 26, 2019	June 27, 2018
Basic weighted average shares outstanding	38.2	38.3	45.7
Dilutive stock options	0.1	0.2	0.1
Dilutive restricted shares	0.6	0.6	0.5
Total dilutive impact	0.7	0.8	0.6
Diluted weighted average shares outstanding	38.9	39.1	46.3

Awards excluded due to anti-dilutive effect	1.5	0.9	1.1

Segment Reporting - Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in

Footnote Index

assessing operating performance. We manage our business on the basis of two operating segments, Chili’s and Maggiano’s.
2. NOVEL CORONAVIRUS PANDEMIC
In March 2020, the impact from the spreading COVID-19 pandemic was declared a National Public Health Emergency and resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. We have not experienced material shortages or service disruptions in our supply chain or the availability of labor to operate restaurants. Both Chili’s and Maggiano’s have been able to continue to serve our guests off-premise due to our pre-pandemic strategic decision to enhance this business over the last three years including online ordering, mobile app, curbside service and third-party delivery. We have been carefully assessing the effect of COVID-19 on our business as conditions continue to evolve throughout the communities we serve. At this time, the ultimate impact of COVID-19 cannot be reasonably estimated due to the uncertainty about the extent and the duration of the spread of the virus and could lead to further reduced sales, capacity restrictions, restaurant closures, delays in our supply chain, or impair our ability to staff accordingly which could adversely impact our financial results.
Additionally, at our corporate office, we have adopted an optional remote-work policy and other physical distancing policies and we do not anticipate these policies to have any adverse impact on our ability to continue to operate our business. Transitioning to an optional remote-work environment has not had a material adverse impact on our financial reporting system, internal controls or disclosure controls and procedures.
Our fiscal 2020 results include the decline in Company sales, as compared to fiscal 2019 as a result of the COVID-19 pandemic. At the end of the third quarter of fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by governments. At the end of fiscal 2020, as of June 24, 2020, 94.9% of our Company-owned restaurant dining rooms or patios were open in a limited capacity.
Valuation of Goodwill and Indefinite-Lived Intangibles
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. Although no triggering event had been identified in our regular goodwill impairment assessment performed at the end of the second quarter of fiscal 2020, we determined during the third of fiscal 2020 that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic could indicate that an impairment loss may have been incurred. Our assessment is based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, affected by the impact of the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (4) observable market data, and (5) changes to the regulatory environment.
Based on our assessment as of March 25, 2020, we determined that our goodwill and indefinite-lived intangible assets were not impaired at that time. Additionally, we updated the assessment during the fourth quarter of fiscal 2020 and determined no triggering event existed based on improved market value and actual results compared to forecast for the third quarter of fiscal 2020. This assessment is predicated on our ability to continue to operate dining and banquet rooms, and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our restaurants and reporting units.
Valuation of Long-lived Assets
Our Net property and equipment and Operating lease assets have recorded values of $805.3 million and $1,054.6 million, respectively, as of June 24, 2020 in the Consolidated Balance Sheets. During the third quarter of fiscal 2020, we evaluated ASC 360-10-40 - Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets, and

Footnote Index

determined as of March 25, 2020 there was no triggering event. During our regular semi-annual analysis in the fourth quarter of fiscal 2020, as of June 24, 2020, we recorded long-lived and operating lease asset impairments of $14.5 million related to 18 underperforming Chili’s and 3 underperforming Maggiano’s restaurants. Of the impaired restaurants, 19 continue to operate, and 2 Chili’s will be permanently closed. We will continue to evaluate our long-lived assets for potential impairment during this COVID-19 pandemic. Refer to Note 16 - Fair Value Measurements for more information.
Rent Concessions
In response to the COVID-19 pandemic, during the fourth quarter of fiscal 2020, certain landlords have provided temporary rent concessions. These concessions primarily relate to the deferral of certain rent payments until future periods. We accounted for these rent deferrals as modifications under ASC 842 which are included in our June 24, 2020 lease balances, refer to Note 4 - Leases for more information.
COVID-19 Related Charges
Certain charges, net of credits related to the COVID-19 pandemic were recorded in Other (gains) and charges in the Consolidated Statements of Comprehensive Income in fiscal 2020, these primarily included:

•
Employee assistance - $17.3 million of expenses related to both Chili’s and Maggiano’s employee assistance payments and related payroll taxes for the team members that experienced reduced shifts during this pandemic, who would have otherwise not received such payment under our normal compensation practices

•
Other COVID-19-related expenses - $1.5 million of expenses related to restaurant supplies such as face masks and hand sanitizer required to reopen dining rooms, as well as costs related to canceled projects due to the pandemic, and $1.1 million of expenses related to spoiled inventory at both Chili’s and Maggiano’s due to the unexpected decline in sales and dining room closures

•	Employee retention credit - $7.9 million credit of certain payroll taxes was received as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act relief package
3. CHILI'S RESTAURANT ACQUISITION
In fiscal 2020, on September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements.
Total cash consideration of $96.0 million, including post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements from the date of acquisition. The assets and liabilities of these restaurants are recorded at their fair values.
During fiscal 2020, since the acquisition date, these restaurants generated Company sales of $203.3 million, which included a decrease in normal operations in the second half of fiscal 2020 related to the COVID-19 pandemic. Refer to Note 2 - Novel Coronavirus Pandemic for further details on the pandemic’s impact to our business.
Net acquisition-related charges of $2.9 million were recorded during fiscal 2020 to Other (gains) and charges in the Consolidated Statements of Comprehensive Income. In fiscal 2020, the net charges consisted of $4.5 million of professional services, transaction and transition related costs associated with the purchase, and $1.0 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition, partially offset by $2.6 million of franchise deferred revenues balance that were fully recognized at date of acquisition.

Footnote Index

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

4. LEASES
As of June 24, 2020, 1,073 of our 1,116 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but own the building) or retail leases (where we lease the land/retail space and building). As of June 24, 2020, the restaurant leases have cumulative renewal clauses of 2 to 40 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain technology and other restaurant equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.

Footnote Index

Financial Statement Impact of ASC 842 Adoption
Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies for information on the transition and practical expedient elections, and our lease accounting policy under ASC 842. The adoption of ASC 842 represents a change in accounting principle. The adoption did not have a significant impact in the Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Upon adoption, there was a material increase in Total assets and Total liabilities in the Consolidated Balance Sheets primarily due to the recognition of operating lease assets and related lease liabilities where we are the lessee. The table below reflects the balance sheet adoption impact related to ASC 842 as an adjustment at June 27, 2019, the first day of fiscal 2020 (condensed, unaudited):

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

Additionally, Other accrued liabilities included $19.3 million of deferred gain on sale leaseback transactions that was eliminated as a cumulative effect adjustment to Retained earnings upon adoption, refer to (5) below, and Note 13 - Accrued and Other Liabilities at June 26, 2019 for further details.

(2)
Operating lease assets represent the capitalization of operating lease assets equal to the amount of recognized operating lease liability as described in (4) below, adjusted by the net carrying amounts described in (1) above, and $15.5 million related to the impairment of certain operating lease assets for restaurant facilities previously fully impaired under our long-lived asset impairment policy that were recorded to Retained earnings.

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

Footnote Index

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

Lease Amounts Included in the Fiscal Year Ended June 24, 2020
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease asset and liabilities included in the Consolidated Balance Sheets:

	June 24, 2020
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$81.6	$1,054.6	$1,136.2

Current lease liabilities	12.2	117.3	129.5
Long-term lease liabilities	89.9	1,061.6	1,151.5
Total lease liabilities	$102.1	$1,178.9	$1,281.0

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

Consolidated Statement of Comprehensive Income Disclosure of Lease Amounts
The components of lease expenses, including variable lease costs primarily consisting of rent based on a percentage of sales, common area maintenance and real estate tax charges, and short-term lease expenses for leases with lease terms less than twelve months are included in the Consolidated Statements of Comprehensive Income as follows:

Fifty-Two Week Period Ended June 24, 2020
Operating lease cost	$162.8
Finance lease amortization	20.9
Finance lease interest	4.6
Short-term lease cost	1.4
Variable lease cost	57.7
Sublease (income)	(4.6)
Total lease costs, net	$242.8

Footnote Index

Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

Fifty-Two Week Period Ended June 24, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$159.6
Finance leases	4.6
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	17.8
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases(1)	224.0
Finance leases(1)	73.2

(1)
New lease assets obtained, net of lease liabilities primarily related to the new and assumed operating and finance leases from the Chili’s restaurant acquisition. Refer to Note 3 - Chili's Restaurant Acquisition and “Significant Changes in Leases in the Period” section below for more information.

Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

	June 24, 2020
	Finance Leases	Operating Leases
Weighted average remaining lease term	9.4 years	11.5 years
Weighted average discount rate	5.9%	5.7%

Footnote Index

Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the contract, including cancelable option periods where we are reasonably assured to exercise the options. As of June 24, 2020, accounted for and presented under ASC 842 guidance, the discounted future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 24, 2020
Fiscal Year	Finance Leases	Operating Leases	Sublease (Income)
2021	$17.8	$179.4	$(3.4)
2022	22.0	167.4	(3.3)
2023	20.3	155.6	(2.6)
2024	10.3	145.4	(1.9)
2025	10.6	135.4	(1.9)
Thereafter	53.6	854.2	(4.8)
Total future lease payments(1)	134.6	1,637.4	$(17.9)
Less: Imputed interest	32.5	458.5
Present value of lease liability	$102.1	$1,178.9

(1)	Total future lease payments as of June 24, 2020 included non-cancelable lease commitments of $113.4 million for finance leases, and $1,083.4 million for operating leases.
As of June 26, 2019, as previously disclosed in our fiscal 2019 Form 10-K under Legacy GAAP, undiscounted future minimum lease payments that represent the contractual obligations due under the contract, including cancelable option periods where we are reasonably assured to exercise the options, on both capital and operating leases were as follows:

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

Footnote Index

Significant Changes in Leases in the Period
In the first quarter of fiscal 2020, as part of the Chili’s restaurant acquisition, we assumed and entered into 90 new operating leases included in the balances at June 24, 2020. The leases were recorded net of purchase price accounting adjustments and prepaid rent. At June 24, 2020, the balances associated with these new leases in the Consolidated Balance Sheets include Operating lease assets of $154.8 million, Operating lease liabilities of $5.0 million, and Long-term operating lease liabilities, less current portion of $149.0 million.
Additionally related to this transaction, we entered into 12 new finance leases with the initial terms of approximately 11 years, plus renewal options. At June 24, 2020, the balances associated with these finance leases in the Consolidated Balance Sheets include Buildings and leasehold improvements of $23.9 million, Other accrued liabilities of $0.6 million, and Long-term debt and finance leases, less current installments of $23.7 million. Refer to Note 3 - Chili's Restaurant Acquisition for information about the acquisition.
In the first quarter of fiscal 2020, we executed one finance lease for Chili’s table-top devices with an initial term of 3 years, beginning once all devices had been received, plus one 3-year renewal option. We received all the table-top devices by the end of the fourth quarter of fiscal 2020. At June 24, 2020, the balances associated with this finance lease in the Consolidated Balance Sheets include Furniture and equipment of $21.4 million, Other accrued liabilities of $3.4 million, and Long-term debt and finance leases, less current installments of $18.0 million.
Pre-Commencement Leases
In fiscal 2020, we executed two leases for new Chili’s locations with undiscounted fixed payments over the initial term of $7.2 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Fiscal 2019 Sale Leaseback Transactions
Restaurant Properties Sale Leaseback Transactions
In the fiscal 2019, we completed sale leaseback transactions of 152 restaurant properties which were sold for aggregate consideration of $495.0 million. Of the transactions completed, 151 were Chili’s properties, and one was a Maggiano’s property. The balances attributable to the restaurant assets sold included Land of $114.4 million, Buildings and leasehold improvements of $240.5 million, certain fixtures included in Furniture and equipment of $10.2 million, and Accumulated depreciation of $179.8 million. The total gain was $309.7 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.
Lease Details
The initial terms of all leases included in the sale leaseback transactions were for 15 years, plus renewal options at our discretion, which contain scheduled rent increases. All of these leases were determined to be operating leases under Legacy GAAP. Rent expenses associated with these operating leases were recognized on a straight-line basis over the lease terms under Legacy GAAP during fiscal 2019. As of June 26, 2019, the straight-line rent accrual balance of $62.3 million was included in Other accrued liabilities (current portion) and Other liabilities (long-term portion) in the Consolidated Balance Sheets which included $2.8 million associated with these operating leases that were reclassified into the Operating lease assets balance upon adoption of ASC 842 effective June 27, 2019, the first day of fiscal 2020.
Gain and Deferred Gain Recognition
In fiscal 2019, under Legacy GAAP, we recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. In the fiscal year ended June 26, 2019, $35.2 million of the gain, less transaction costs incurred of $7.9 million related to professional services, legal and accounting fees, was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income, respectively. As of June 26, 2019, the remaining balance of the deferred gain of $274.6 million was recorded in Other accrued liabilities (current portion) and Deferred gain on sale leaseback transactions (long-term portion) in the Consolidated Balance Sheets. The deferred gain balance

Footnote Index

was eliminated through the cumulative effect adjustment to Retained earnings effective June 27, 2019, the first day of fiscal 2020, upon the adoption of ASC 842. Refer above for ASC 842 adoption details. For any future sale leaseback transactions under the ASC 842 guidance, the gain, adjusted for any off-market terms, will be recognized immediately in most cases.
Corporate Headquarters Relocation
During fiscal 2018, we sold the owned portion of our corporate headquarters property for net proceeds of $13.7 million which was deferred in Other accrued liabilities in the Consolidated Balance Sheets until fiscal 2019 when we moved to our new corporate headquarters location, and fully relinquished possession of the sold property and terminated our involvement. As such, during fiscal 2019, we recognized the sale, removed the balances attributable to the previous corporate headquarters assets sold that included Land of $5.9 million, Buildings and leasehold improvements of $10.6 million, Furniture and equipment of $0.7 million, and Accumulated Depreciation of $9.3 million, and recorded the related net gain of $5.8 million to Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 8 - Other Gains and Charges for further details, including accelerated depreciation recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income related to the sold property.
5. REVENUE RECOGNITION
Deferred Development and Franchise Fees
Our deferred development and franchise fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. The weighted average remaining term of the current franchise agreements, including certain renewal periods expected to be exercised, was approximately 17 years as of June 24, 2020. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable due to the unsatisfied performance obligations.

	Deferred Franchise and Development Fees
	June 24, 2020	June 26, 2019
Beginning balance	$16.2	$—
Cumulative effect adjustment from adoption of ASC 606	—	18.1
Additions	0.8	0.9
Amount recognized for Chili's restaurant acquisition(1)	(2.6)	—
Amount recognized to Franchise and other revenues	(1.7)	(2.8)
Ending balance	$12.7	$16.2

(1)
Deferred development and franchise fees remaining balances associated with the 116 Chili’s restaurants acquired from a franchisee at the September 5, 2019 acquisition date were recognized in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.

Fiscal Year	Franchise and Development Fees Revenue Recognition
2021	$1.1
2022	1.0
2023	1.0
2024	1.0
2025	1.0
Thereafter	7.6
$12.7

Footnote Index

Deferred Gift Card Revenues
Total deferred revenues related to our gift cards includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees.

	Gift Card Liability
	June 24, 2020	June 26, 2019
Beginning balance	$100.9	$119.1
Gift card sales	164.4	180.3
Gift card redemptions recognized to Company sales	(139.2)	(169.4)
Gift card breakage recognized to Franchise and other revenues(1)	(15.8)	(26.0)
Other	(0.4)	(3.1)
Ending balance	$109.9	$100.9

(1)
Gift card breakage in fiscal 2019 included the recognition of $8.2 million from the cumulative effect of adopting ASC 606, Revenue from Contracts with Customers due to the change in timing of recognition of breakage, with a corresponding $2.0 million decrease in Deferred income taxes, net, and a $6.2 million decrease in Shareholders’ deficit.

6. EQUITY METHOD INVESTMENT
We had a joint venture agreement with CMR to develop 50 Chili’s restaurants in Mexico, with a total of 45 Chili’s restaurants operating in the joint venture as of June 28, 2017. We accounted for the joint venture investment under the equity method of accounting. During fiscal 2018, we sold our Dutch subsidiary that held the equity interest in the joint venture to CMR for $18.0 million. During fiscal 2018, we recorded a gain of $0.2 million to Other (gains) and charges in the Consolidated Statements of Comprehensive Income which included the recognition of $5.4 million of foreign currency translation losses reclassified from AOCL consisting of $5.9 million of foreign currency translation losses from previous years, partially offset by $0.5 million of fiscal 2018 foreign currency translation gains.
We received a note as consideration for the sale to be paid in 72 equal installments, with one installment payment made at closing and the other payments to be made over 71 months pursuant to the note. The note is denominated in Mexican pesos and is re-measured to United States dollars at the end of each period resulting in a gain or loss from foreign currency exchange rate changes included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. The current portion of the note, which represents the cash payments to be received over the next 12 months, is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets. Refer to Note 16 - Fair Value Measurements for the fair value and carrying value of the note receivable as of June 24, 2020.
Before the sale of the joint venture during fiscal 2018, we recorded our share of the Mexico joint venture net income or loss of the investee within Operating income since their operations were similar to our ongoing operations. These amounts were included in Restaurant expenses in the Consolidated Statements of Comprehensive Income due to their immaterial nature.
7. DEFINED CONTRIBUTION PLAN
We sponsor a qualified defined contribution retirement plan. The plan covers all employees who have attained the age of 21 and have completed the service requirement. Effective January 1, 2020, the service requirement was changed from 1 year and 1,000 hours of service to 90 days of eligible service.
Eligible employees are allowed to contribute, subject to IRS limitations on total annual contributions, up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan, to various investment funds. In May 2020, the plan was amended to suspend the employer matching contributions to reduce corporate expenses, which resulted in the loss of safe harbor status. The loss of safe harbor status requires the plan to complete the average deferral percentage non-discrimination testing each plan year. The amended plan does allow for discretionary employer

Footnote Index

contributions should the Company decide to do so. Prior to this amendment, we matched, in cash, what an employee contributes at a rate of 100% of the first 3% and 50% of the next 2% with immediate vesting.
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Employer contributions match expenses	$9.3	$9.6	$9.2

8. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Restaurant impairment charges	$19.1	$10.8	$10.9
COVID-19 related charges, net of (credits)	12.2	—	—
Restaurant closure charges	3.8	4.3	7.5
Remodel-related costs	3.2	7.7	1.5
Severance and other benefit charges	3.2	0.9	0.3
Corporate headquarters relocation charges	1.1	6.3	1.9
Property damages, net of (insurance recoveries)	(0.7)	(0.7)	5.1
Loss (gain) on sale of assets, net	(0.2)	(6.9)	(0.3)
Sale leaseback (gain), net of transaction charges	—	(27.3)	2.0
Other	5.7	0.4	5.6
	$47.4	$(4.5)	$34.5

Fiscal 2020

•
Restaurant impairment charges primarily consisted of the long-lived assets of 25 underperforming Chili’s and 3 underperforming Maggiano’s restaurants, which included the $14.5 million impaired during the fourth quarter of fiscal 2020 during the COVID-19 pandemic related to 18 underperforming Chili’s and 3 underperforming Maggiano’s restaurants. Refer to Note 2 - Novel Coronavirus Pandemic and Note 16 - Fair Value Measurements for more information.

•
COVID-19 related charges, net of (credits) that included the employee retention credit, were recorded related to the initial impact and our efforts to address the COVID-19 pandemic beginning in the third quarter of fiscal 2020. Refer to Note 2 - Novel Coronavirus Pandemic for further details.

•	Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•	Remodel-related costs were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Severance and other benefit charges primarily consisted of $2.7 million of expenses incurred for a corporate reorganization related to the elimination of 44 corporate positions to align and support our current operating model in the fourth quarter of fiscal 2020.

•	Corporate headquarters relocation charges were recorded related to costs associated with the previous corporate headquarters location.

Footnote Index

•	Property damages, net of (insurance recoveries) primarily consisted of proceeds related to a previously filed fire claim, partially offset by costs incurred for damages from Tropical Storm Imelda.

•	Loss (gain) on sale of assets, net primarily consisted of gain on sale of liquor licenses of closed restaurants.
Fiscal 2019

•	Restaurant impairment charges primarily consisted of the long-lived assets of 11 underperforming Chili’s restaurants.

•	Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs.

•	Remodel-related costs were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•	Severance and other benefit charges primarily consisted of the restructuring of certain Maggiano’s back-office positions.

•
Corporate headquarters relocation charges primarily consisted of costs associated with the previous corporate headquarters location and accelerated depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed in the third quarter of fiscal 2019.

•
Property damages, net of (insurance recoveries) primarily consisted of insurance proceeds received related to a previously filed fire claim and final proceeds received from the Hurricane Harvey claim, partially offset by expenses associated with storm damages at certain restaurant locations.

•
Loss (gain) on sale of assets, net primarily consisted of $5.8 million for the net gain recognized on the sale of the owned-portion of our previous corporate headquarters building and $0.8 million of gain recognized on the sale of land in Scottsdale, AZ and Pensacola, FL.

•	Sale leaseback (gain), net of transaction charges were recorded related to the fiscal 2019 sale leaseback transactions, refer to Note 4 - Leases for further details on this transaction.
Fiscal 2018

•
Restaurant impairment charges primarily consisted of charges of $7.2 million recorded in the first quarter of fiscal 2018 associated with the closure of nine Alberta, Canada Chili’s restaurants in the second quarter of fiscal 2018 due to an economic recession primarily related to lower oil production. The decision to close these restaurants was driven by management’s belief that the long-term profitability of these restaurants would not meet our required level of return. Additionally, during fiscal 2018, we recorded Restaurant impairment charges of $3.7 million primarily related to the long-lived assets and reacquired franchise rights of certain underperforming Maggiano’s and Chili’s restaurants that will continue to operate.

•
Restaurant closure charges primarily consisted of expenses of $4.6 million associated with the Canada closures and related lease termination charges. We also recorded $1.8 million in lease termination expenses related to locations where we are the primary lessee of leases that were sublet to the Macaroni Grill, a divested brand, currently in bankruptcy proceedings, that discontinued sublease rental payments and closed the restaurants. Additionally, we recorded Restaurant closure charges of $1.1 million primarily related to lease termination charges and closure costs associated with Chili’s restaurants closed during fiscal 2018.

•	Remodel-related costs were recorded related to existing fixed asset write-offs associated with the Chili’s remodel project.

•
Corporate headquarters relocation charges primarily consisted of accelerated depreciation on certain leasehold improvements associated with the leased portion of our previous corporate headquarters property which closed in the third quarter of fiscal 2019.

Footnote Index

•
Property damages, net of (insurance recoveries) primarily consisted of incurred expenses associated with Hurricanes Harvey and Irma primarily related to employee relief payments and inventory spoilage, net of insurance proceeds related to certain Hurricane Harvey property damage claims. Also in fiscal 2018, we received property damage insurance proceeds of $0.5 million related to natural flooding in Louisiana that were recorded within Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Additionally, we received business interruption funds of $0.4 million related to the Louisiana flooding from insurers that are recorded within Restaurant expenses in the Consolidated Statements of Comprehensive Income.

•	Loss (gain) on sale of assets, net primarily consisted of the gain on sale of our Mexico joint venture. Refer to Note 6 - Equity Method Investment for more information.

•
Sale leaseback (gain), net of transaction charges primarily consisted of professional service fees for brokers, legal, due diligence and other professional services firms in connection with the marketing of sale-leaseback transactions of certain Company-owned restaurant properties.

9. INCOME TAXES
Income before provision for income taxes consists of the following:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Domestic	$5.0	$168.1	$182.1
Foreign	(0.1)	3.7	(11.9)
Income before income taxes	$4.9	$171.8	$170.2

The provision for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Current income tax (benefit) expenses:
Federal	$(32.9)	$63.3	$28.7
State	4.8	28.8	12.2
Foreign	0.0	0.6	0.0
Total current income tax (benefit) expenses	(28.1)	92.7	40.9
Deferred income tax (benefit) expenses:
Federal	8.8	(58.5)	6.6
State	(0.2)	(18.0)	0.1
Foreign	0.0	0.7	(3.3)
Total deferred income tax (benefit) expenses	8.6	(75.8)	3.4
Provision (benefit) for income taxes	$(19.5)	$16.9	$44.3

Effective tax rate	(398.0)%	9.8%	26.0%

Footnote Index

A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate to Provision (benefit) for income taxes is as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Income tax expense at statutory rate	$1.0	$36.1	$47.8
FICA and other tax credits	(24.8)	(28.2)	(22.6)
State income taxes, net of Federal benefit	3.6	8.5	8.7
Tax reform impact	—	—	8.2
Stock based compensation tax shortfall	0.5	0.5	1.1
Other	0.2	0.0	1.1
Provision (benefit) for income taxes	$(19.5)	$16.9	$44.3

Our federal statutory tax rate for fiscal 2020 and fiscal 2019 was 21.0%. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the Tax Act were reflected in the second quarter of fiscal 2018. The Tax Act lowered the federal statutory tax rate from 35.0% to 21.0% effective January 1, 2018. For fiscal 2018, our federal statutory tax rate was 28.1%, representing a blended tax rate for the number of days in fiscal 2018 before and after the effective date. In the fiscal year ended June 27, 2018, in accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate and recognized the change as a discrete item in the Provision for income taxes, the adjustment was $8.2 million.
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 24, 2020	June 26, 2019
Deferred income tax assets:
Lease liabilities	$313.7	$27.5
Gift cards	13.7	12.3
Insurance reserves	12.2	11.5
Stock-based compensation	11.0	9.9
Federal credit carryover	7.3	9.0
Net operating losses	3.2	3.7
State credit carryover	2.8	2.6
Restructure charges and impairments	1.4	3.0
Deferred gain on sale leaseback transactions	—	68.6
Other, net	10.3	11.2
Less: Valuation allowance	(5.6)	(5.5)
Total deferred income tax assets	370.0	153.8
Deferred income tax liabilities:
Lease assets	275.5	2.2
Goodwill and other amortization	21.6	20.6
Depreciation and capitalized interest on property and equipment	19.8	4.3
Prepaid expenses	14.4	13.6
Other, net	0.5	1.1
Total deferred income tax liabilities	331.8	41.8
Deferred income taxes, net	$38.2	$112.0

Footnote Index

Fiscal 2020 Deferred income taxes, net includes the deferred lease assets and liabilities related to the addition of operating lease assets and liabilities from the adoption of ASC 842. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 4 - Leases for further information on this adoption.
As of June 24, 2020, we have deferred tax assets of $4.0 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2021 and fiscal 2039. We have deferred tax assets of $7.3 million of federal and $3.6 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2024 and fiscal 2035. The recognized deferred tax asset for the state loss carryforwards is $1.0 million and the federal tax credits is $7.3 million. The federal credit carryover is limited by Section 382 of the Internal Revenue Code.
The valuation allowance increased by $0.1 million in fiscal 2020 to recognize certain state net operating loss benefits and state tax credits management believes are not more-likely-than-not to be realized. In assessing whether a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 24, 2020, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.
CARES Act Impact
In the fourth quarter of fiscal 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist in this pandemic. As of June 24, 2020, this legislation will allow us to:

•	Reduce our fiscal 2020 payroll tax liability by utilizing employee retention credits to assist with employee payroll costs during this outbreak of $7.9 million

•
Amend our 2018 and 2019 U.S. Income Tax Returns in order to claim additional depreciation deductions related to qualified improvement property that will allow us to generate aggregate refunds of $4.6 million, and upon filing our fiscal 2020 U.S. Income Tax Return we anticipate to include a benefit related to the additional depreciation on qualified improvement property of approximately $2.0 million

•	Defer the employer portion of certain payroll taxes, totaling $12.9 million which will be repaid in two equal installments: on December 31, 2021, and December 31, 2022
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 24, 2020	June 26, 2019
Balance at beginning of year	$3.5	$3.9
Additions based on tax positions related to the current year	0.3	0.4
Additions based on tax positions related to prior years	—	—
Settlements with tax authorities	0.0	(0.1)
Expiration of statute of limitations	(0.8)	(0.7)
Balance at end of year	$3.0	$3.5

The total amount of unrecognized tax benefits, excluding interest and penalties, that would affect income tax expenses if resolved in our favor was $2.4 million and $2.7 million as of June 24, 2020 and June 26, 2019, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. As of June 24, 2020, we had $0.3 million ($0.2 million net

Footnote Index

of a $0.1 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.3 million ($0.2 million net of a $0.1 million Federal deferred tax benefit) at June 26, 2019.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2020 to fiscal 2021, and fiscal 2017 to fiscal 2019 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2020 and 2021 are currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. There are no unrecorded liabilities associated with these examinations.
10. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants principally in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 28 countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include gift card breakage, Maggiano’s banquet service charge income, franchise advertising fees, delivery fee income, digital entertainment revenues, gift card equalization, franchise and development fees, merchandise income, retail royalty revenues, and gift card discount costs from third-party gift card sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.

Footnote Index

Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Company restaurant expenses include Food and beverage costs, Restaurant labor, and Restaurant expenses. Restaurant expenses during the years presented primarily included restaurant rent, supplies, property and equipment maintenance, utilities, advertising expenses, credit card processing fees and property taxes. The following tables reconcile our segment results to the consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 24, 2020
	Chili’s(2)	Maggiano’s	Other	Consolidated
Company sales	$2,673.5	$331.4	$—	$3,004.9
Royalties	33.7	0.2	—	33.9
Franchise fees and other revenues	24.5	15.2	—	39.7
Franchise and other revenues	58.2	15.4	—	73.6
Total revenues	2,731.7	346.8	—	3,078.5

Company restaurant expenses(1)	2,363.2	306.1	0.6	2,669.9
Depreciation and amortization	133.9	15.4	13.0	162.3
General and administrative	32.1	5.7	98.5	136.3
Other (gains) and charges	35.3	6.8	5.3	47.4
Total operating costs and expenses	2,564.5	334.0	117.4	3,015.9

Operating income (loss)	167.2	12.8	(117.4)	62.6
Interest expenses	4.6	—	55.0	59.6
Other (income), net	(0.6)	—	(1.3)	(1.9)
Income (loss) before income taxes	$163.2	$12.8	$(171.1)	$4.9

Segment assets(3)	$1,967.3	$228.2	$160.5	$2,356.0
Payments for property and equipment	88.2	8.1	8.2	104.5

Footnote Index

	Fiscal Year Ended June 26, 2019
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$2,692.6	$413.6	$—	$3,106.2
Royalties	52.8	0.3	—	53.1
Franchise fees and other revenues	36.8	21.8	—	58.6
Franchise and other revenues	89.6	22.1	—	111.7
Total revenues	2,782.2	435.7	—	3,217.9

Company restaurant expenses(1)	2,329.6	364.8	0.6	2,695.0
Depreciation and amortization	120.1	16.2	11.3	147.6
General and administrative	38.7	6.1	104.3	149.1
Other (gains) and charges(4)	(6.4)	1.0	0.9	(4.5)
Total operating costs and expenses	2,482.0	388.1	117.1	2,987.2

Operating income (loss)	300.2	47.6	(117.1)	230.7
Interest expenses	3.2	0.3	58.1	61.6
Other (income), net	—	—	(2.7)	(2.7)
Income (loss) before income taxes	$297.0	$47.3	$(172.5)	$171.8

Segment assets	$1,002.8	$163.9	$91.6	$1,258.3
Payments for property and equipment	129.1	10.8	27.7	167.6

	Fiscal Year Ended June 27, 2018
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$2,628.3	$413.2	$—	$3,041.5
Franchise and other revenues	71.9	22.0	—	93.9
Total revenues	2,700.2	435.2	—	3,135.4

Company restaurant expenses(1)	2,224.0	362.8	0.6	2,587.4
Depreciation and amortization	125.0	15.9	10.5	151.4
General and administrative	39.6	5.5	90.9	136.0
Other (gains) and charges	24.5	1.1	8.9	34.5
Total operating costs and expenses	2,413.1	385.3	110.9	2,909.3

Operating income (loss)	287.1	49.9	(110.9)	226.1
Interest expenses	—	—	59.0	59.0
Other (income), net	—	—	(3.1)	(3.1)
Income (loss) before income taxes	$287.1	$49.9	$(166.8)	$170.2

Payments for property and equipment	$85.3	$7.6	$8.4	$101.3

(1)
Company restaurant expenses include Food and beverage costs, Restaurant labor and Restaurant expenses, including advertising expenses. Fiscal 2020 and fiscal 2019, are presented under the ASC 606 revenue accounting standard such that advertising contributions received from Chili’s franchisees are recorded as Franchise fees and other revenues, which differs from fiscal 2018 that included advertising contributions on a net basis within Company restaurant expenses.

Footnote Index

(2)
Chili’s segment information for fiscal 2020 includes the results of operations and fair value of assets and goodwill related to the 116 restaurants purchased from a former franchisee since the September 5, 2019 acquisition date. Refer to Note 3 - Chili's Restaurant Acquisition for further details.

(3)
Segment assets for fiscal 2020 are presented in accordance with the newly adopted ASC 842 lease accounting standard that now include Operating lease assets. Refer to Note 4 - Leases for further details.

(4)
Other (gains) and charges in fiscal 2019 included the net impact from our completed sale leaseback transactions of 151 Company-owned Chili’s restaurant properties and one Maggiano’s property. As part of this transaction, we sold the related restaurant fixed assets, net of accumulated depreciation, totaling $185.3 million. Chili’s recognized a $26.8 million, and Maggiano’s recognized a $0.5 million gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 4 - Leases for further details.

11. GOODWILL AND INTANGIBLES
We performed our annual impairment test in the second quarter of fiscal 2020 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values. During the third of fiscal 2020, we also performed a quantitative assessment of our goodwill due to the COVID-19 pandemic impact on our business and determined that the fair value of our reporting units was substantially in excess of the carrying values. No indicators of impairment were identified through the end of fiscal 2020. Refer to Note 2 - Novel Coronavirus Pandemic for additional disclosures around goodwill and the related COVID-19 assessments.
There have been no impairments of Goodwill for the fiscal years ended June 24, 2020, June 26, 2019 and June 27, 2018. The changes in the carrying amount of Goodwill by segment are as follows:

	June 24, 2020			June 26, 2019
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$127.1	$38.4	$165.5	$125.4	$38.4	$163.8
Changes in goodwill:
Additions(1)	22.4	—	22.4	1.6	—	1.6
Foreign currency translation adjustment	(0.3)	—	(0.3)	0.1	—	0.1
Balance at end of year	$149.2	$38.4	$187.6	$127.1	$38.4	$165.5

(1)
In the fiscal years ended June 24, 2020 and June 26, 2019, we acquired 116 and three domestic Chili’s restaurants, respectively, previously owned by franchise partners. Refer to Note 3 - Chili's Restaurant Acquisition for information about the fiscal 2020 acquisition.

Footnote Index

Intangible assets, net are as follows:

	June 24, 2020			June 26, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights(1)	$19.8	$(7.1)	$12.7	$13.3	$(5.5)	$7.8
Chili’s other	0.4	(0.4)	0.0	5.6	(1.5)	4.1
	$20.2	$(7.5)	$12.7	$18.9	$(7.0)	$11.9

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.4			$9.5
Maggiano’s liquor licenses	0.9			0.9
	$10.3			$10.4

(1)
We recorded an impairment charges of $0.2 million in fiscal 2020, and $0.5 million in fiscal 2019, in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 8 - Other Gains and Charges and Note 16 - Fair Value Measurements and for additional disclosures.

Additions, net of accumulated amortization of $6.2 million in fiscal 2020 were recorded related to the reacquired franchise rights associated with the 116 acquired Chili’s restaurants previously owned by a franchise partner.
Foreign currency translation impact is included in the gross carrying amount and accumulated amortization, and was a loss of $0.1 million and gain of $0.1 million for fiscal 2020 and fiscal 2019, respectively.
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Definite-lived intangible amortization expense	$1.9	$1.2	$1.3

Annual amortization expenses for definite-lived intangible assets are estimated to be $2.0 million for each of the next three fiscal years, $1.9 million in fiscal 2024, and $1.6 million in fiscal 2025.

Footnote Index

12. DEBT
Long-term debt consists of the following:

	June 24, 2020	June 26, 2019
Revolving credit facility	$472.9	$523.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	102.1	48.4
Total long-term debt	1,225.0	1,221.7
Less: unamortized debt issuance costs and discounts	(4.3)	(5.4)
Total long-term debt, less unamortized debt issuance costs and discounts	1,220.7	1,216.3
Less: current installments of long-term debt(1)	(12.2)	(9.7)
Long-term debt less current installments	$1,208.5	$1,206.6

(1)
Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 13 - Accrued and Other Liabilities for further details.

Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 24, 2020 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2021	$—
2022	472.9
2023	300.0
2024	—
2025	350.0
Thereafter	—
$1,122.9

Revolving Credit Facility
During fiscal 2020, net repayments of $50.4 million were made on the $1.0 billion revolving credit facility from funds received from the common stock issuance during the fourth quarter of fiscal 2020, partially offset by cash used to fund ongoing business operations, the acquisition of Chili’s restaurants (refer to Note 3 - Chili's Restaurant Acquisition) and share repurchases. As of June 24, 2020, $527.1 million of credit was available under the revolving credit facility.
The revolving credit facility generally bears interest of LIBOR plus an applicable margin, which is a function of our credit rating and debt-to-cash-flow ratio, but as of June 24, 2020 was subject to a maximum of LIBOR plus 2.350% on drawn funds. As of June 24, 2020, our interest rate was 3.100% that consisted of 2.350% plus LIBOR, subject to a floor of 0.750%. We are also subject to a 40 basis points facility fee on the $1.0 billion.
During fiscal 2020, we executed three amendments to our revolving credit facility, which modified the maturity date of the facility, provided additional financial flexibility, and added certain restrictions as follows:

•	Modified the maturity date of the $110.0 million portion of the facility to expire on September 12, 2021, which coincides with the maturity date for the $890.0 million portion

•	Secured a waiver of compliance with financial covenants effective the third quarter of fiscal 2020 until the end of the third quarter of fiscal 2021

Footnote Index

•
Imposed a minimum liquidity covenant (defined as availability under the revolving credit facility plus unrestricted cash and cash equivalents) to require at least $175.0 million through the third quarter of fiscal 2021

•
Increased interest rates temporarily, from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, to be fixed at LIBOR plus 2.350%. After this temporary period, the interest rate will return to LIBOR plus an applicable margin, which is a function of our credit rating and debt to cash flow ratio, but is subject to a maximum of LIBOR plus 1.700%. Additionally the LIBOR floor was permanently increased to 0.750%

•
Increased facility fee temporarily to 40 basis points from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. After this temporary period, the facility fee will return to a set fee schedule which is a function of our credit rating, but is subject to a maximum of 30 basis points

•
Prohibited from making dividends, stock repurchases and investments from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, and following this period, we will be subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments

•	Expanded the collateral securing the revolving credit facility, including intellectual property, among other things, and provided additional subsidiary guarantees
We have incurred $3.2 million of debt issuance costs associated with these amendments, which are included in Other assets in the Consolidated Balance Sheets at June 24, 2020.
Subsequent to fiscal 2020 year-end, on July 23, 2020, we executed the seventh amendment to our revolving credit facility. This amendment extends the maturity date to December 12, 2022, and has a required commitment reduction to $900.0 million on September 12, 2021 if the commitments have not previously been reduced to or below such commitment level by the issuance of certain debt or preferred equity interests. The revolving credit facility will bear interest of LIBOR, through December 2021, plus an applicable margin of between 2.250% to 3.000%, and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. In the event of incurrence of more than $250.0 million of certain debt, our interest rate will be further lowered by 0.250%, and the facility fee lowered by 0.100%. Upon LIBOR’s expiration in December 2021, our interest rate will be a function of a similar, publicly available, Eurodollar rate.
5.000% Notes
In fiscal 2017, we completed the private offering of $350.0 million of our 5.000% senior notes due October 2024, our fiscal 2025 (the “2025 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The notes require semi-annual interest payments which began on April 1, 2017.
The indenture for the 2025 Notes contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to (i) create liens on Principal Property (as defined in the Indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations.
3.875% Notes
In fiscal 2013, we issued $300.0 million of 3.875% notes due in May 2023, our fiscal 2023. The 2023 Notes require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of June 24, 2020, pursuant to the amendments to the revolving credit facility described above, and under the terms of the indentures governing our 2023 Notes and 2025 Notes, we are in compliance with our covenants. We expect to remain in compliance with our covenants during the fiscal 2021 year.

Footnote Index

13. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	June 24, 2020	June 26, 2019
Property tax	$22.9	$17.3
Insurance	20.7	17.9
Sales tax	13.3	14.6
Current installments of finance leases	12.2	9.7
Interest	7.5	7.5
Cyber security incident	3.4	0.8
Dividends(1)	1.5	14.9
Deferred franchise and development fees	1.1	1.4
Deferred sale leaseback gains(2)	—	19.3
Straight-line rent(2)	—	5.1
Landlord contributions(2)	—	2.7
Other(3)	18.0	29.9
	$100.6	$141.1

(1)
Dividends included the current dividend payable on dividends previously accrued related to restricted share awards that will vest in the next year. Other liabilities contain the dividends accrued related to restricted shares that will vest after one year. No dividends were declared in the fourth quarter of fiscal 2020, refer to Note 15 - Shareholders’ Deficit for further details.

(2)
Deferred sale leaseback gains at June 26, 2019 related to the current portion of the deferred gain on the sale leaseback transactions executed during the fiscal 2019. Upon the adoption of ASC 842, in fiscal 2020, the Deferred sale leaseback gains were eliminated as a cumulative effect adjustment to Retained earnings. Additionally, Straight-line rent and Landlord contributions balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for further details.

(3)
Other primarily consisted of accruals for utilities and services, banquet deposits for Maggiano’s events, rent-related expenses, charitable donations, certain exit-related lease accruals and other various accruals. Accrual balances for certain exit-related lease accruals and rent-related expenses were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for further details.

Other liabilities consist of the following:

	June 24, 2020	June 26, 2019
Insurance	$33.7	$36.8
Deferred payroll taxes(1)	12.9	—
Deferred franchise fees	11.6	14.8
Unrecognized tax benefits	2.1	2.1
Straight-line rent(2)	—	57.2
Landlord contributions(2)	—	32.9
Unfavorable leases(2)	—	2.8
Other	6.8	6.4
	$67.1	$153.0

(1)	Deferred payroll taxes related to the fiscal 2020 deferment of the employer portion of certain social security taxes as allowed by the CARES Act. Refer to Note 9 - Income Taxes for more information.

Footnote Index

(2)
Straight-line rent, Landlord contributions and Unfavorable leases balances were reclassified as a decrease to Operating lease assets upon the adoption of ASC 842. Refer to Note 4 - Leases for more details.

14. STOCK-BASED COMPENSATION
Our shareholder approved stock-based compensation plans include the Stock Option and Incentive Plan for employees (“Employee Plan”) and the Stock Option and Incentive Plan for Non-Employee Directors and Consultants (collectively, and as may be amended, the “Plans”). The Plans provide for grants of options to purchase our common stock, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions.
In fiscal 2019, our shareholders approved and we registered an additional 1.4 million shares of common stock of Brinker International, Inc. available for issuance under the Employee Plan. The total number of shares authorized for issuance to employees and non-employee directors and consultants under the Plans at June 24, 2020 is 38.7 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Stock-based compensation expenses	$14.7	$16.4	$14.2
Tax benefit related to stock-based compensation expenses	2.5	3.0	4.3

Stock Options
In fiscal 2019 and fiscal 2018, certain eligible employees under the Plans were granted performance stock options whose vesting is contingent upon meeting Company performance goals based on our annual earnings at the end of fiscal 2021 and 2022. Expenses for performance stock options are recognized using a graded-vesting schedule over the vesting period based upon management’s periodic estimates of the number of stock options that ultimately will vest. The options vest over a period of 4 to 5 years and have a contractual term to exercise of no later than August 31, 2025.
Stock options that do not contain a performance condition were also granted to eligible employees in fiscal 2020, fiscal 2019 and fiscal 2018, consistent with prior year grants. Expenses related to these stock options are recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 years. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
Stock option transactions during fiscal 2020 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at June 26, 2019	2.5	$41.33
Granted	0.3	35.33
Exercised	0.0	29.07
Forfeited or canceled	(0.1)	44.75
Stock options outstanding at June 24, 2020	2.7	$40.68	4.8	$0.3

Stock options exercisable at June 24, 2020	1.0	$45.32	3.4	$0.0

Footnote Index

During fiscal 2019, we modified certain fiscal 2018 performance-based stock option awards and 0.2 million options were canceled. We subsequently granted fiscal 2019 performance-based stock option awards of 0.4 million options with a grant date fair value equivalent to the fair value of the canceled fiscal 2018 options as of the modification date. Vesting of the fiscal 2019 performance-based options is conditioned on achievement of the same performance targets and vest on the same schedule as the fiscal 2018 performance-based stock options. There is no incremental compensation cost as a result of this modification.
The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, and the weighted average fair value of option grants:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Weighted average fair values of option grants	$6.92	$8.25	$4.51
Expected volatility	33.4%	27.2%	25.2%
Risk-free interest rate	1.3%	2.9%	1.9%
Expected lives	5 years	5 years	6 years
Dividend yield	3.2%	3.5%	4.4%

Expected volatility and the expected life of stock options are based on historical experience. The risk-free rate is based on the yield of a United States Treasury Note with a term equal to the expected life of the stock options. The dividend yield is based on the most recent quarterly dividend per share declared and the closing stock price on the declaration date.
At June 24, 2020, unrecognized compensation expenses related to stock options totaled approximately $1.9 million and will be recognized over a weighted average period of 1.8 years. The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Intrinsic value of options exercised	$0.6	$1.8	$2.5
Tax benefit realized on options exercised	0.1	0.4	0.6

Restricted Share Awards
Restricted share awards consist of performance shares, restricted stock and restricted stock units. Eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our rate of earnings growth at the end of a three-fiscal-year period. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that ultimately will be issued.
Restricted stock units granted to eligible employees under the Plans generally vest in full on the third anniversary of the date of grant. Restricted stock units issued to eligible employees under our career equity plan generally vest upon each employee’s retirement from the Company. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
Restricted share awards and restricted stock units granted to non-employee directors under the Plans generally vest in full on the fourth anniversary of the date of grant or upon each director’s retirement from the Board. The non-employee directors’ awards are non-forfeitable and are expensed upon grant.

Footnote Index

Restricted share awards during fiscal 2020 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 26, 2019	1.0	$39.48
Granted	0.4	37.86
Vested	(0.2)	50.61
Forfeited	(0.1)	38.77
Restricted share awards outstanding at June 24, 2020	1.1	$37.17

At June 24, 2020, unrecognized compensation expenses related to restricted share awards totaled approximately $7.5 million and will be recognized over a weighted average period of 1.8 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Fair value of restricted share awards vested	$6.6	$8.6	$4.3

15. SHAREHOLDERS’ DEFICIT
Common Stock Issuance
In the fourth quarter of fiscal 2020, we sold 8.1 million shares of our common stock at a price to the public of $18.25 per share. Total net proceeds raised from the offering were $139.1 million, after deducting the professional expenses. This common stock issuance was executed in part to provide additional capital through the course of the COVID-19 pandemic and for general corporate purposes.
Retirement of Treasury Stock
In fiscal 2020, the Board of Directors approved the retirement of 114.0 million shares of Treasury stock for a weighted average price per share of $29.45. As of June 24, 2020, 25.3 million shares remain in treasury.
Effect of Accounting Standards Adoption
In fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained earnings for the change in accounting principle. Refer to Note 4 - Leases for further details. In fiscal 2019, we adopted the revenue recognition standard, ASC 606, and recorded a $7.4 million cumulative effect adjustment decrease to Retained earnings for the change in accounting principle.
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, the amended revolving credit facility restricts our ability to pay dividends until the fourth quarter of fiscal year 2021, and subjects any dividends paid thereafter, along with share purchases and investments, to an aggregate cap. Following the expiration of these restrictions under our amended revolving credit facility, in the fourth quarter of fiscal year 2021, the Board of Directors will reevaluate the suspension based on current business conditions at that time. There is significant uncertainty regarding the future impact of the pandemic on the restaurant industry and the broader U.S. economy.
Before this suspension, our Board of Directors approved quarterly dividends of $0.38 per share paid each quarter. During the fifty-two week periods ended June 24, 2020 and June 26, 2019, we paid dividends of $57.4 million and $60.3 million to common stock shareholders, respectively.

Footnote Index

Share Repurchases
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend our share repurchase program due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, the amended revolving credit facility restricts our ability to repurchase shares until the fourth quarter of fiscal year 2021, and subjects any share purchases thereafter, along with dividends paid and investments, to an aggregate cap. Our share repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
Before this suspension, we repurchased approximately 0.8 million and 3.6 million shares of our common stock for $32.4 million and $167.7 million in fiscal 2020 and fiscal 2019, respectively. In fiscal 2019, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. As of June 24, 2020, approximately $166.8 million was available in the suspended share repurchase program.
16. FAIR VALUE MEASUREMENTS
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of long-lived property and equipment, operating lease assets, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 8 - Other Gains and Charges for more information.
Based on our fiscal 2020 semi-annual reviews, we impaired certain long-lived property and equipment, reacquired franchise rights and operating lease assets primarily related to 25 underperforming Chili’s and three underperforming Maggiano’s restaurants. Additionally, we impaired certain finance and operating lease assets related to closed Chili’s restaurants. We considered the impact of the COVID-19 pandemic as a potential triggering event for impairment analysis in the third quarter of fiscal 2020, and in our regular fourth quarter of fiscal 2020 impairment analysis, refer to Note 2 - Novel Coronavirus Pandemic for further details. In fiscal 2019, we impaired certain long-lived assets primarily related to 11 underperforming Chili’s restaurants as part of our regular analysis.
We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment expenses recorded on these impaired and closed restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fifty-Two Week Periods Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Underperforming restaurants
Long-lived assets	$16.7	$10.3	$16.7	$10.3
Reacquired franchise rights assets	0.2	0.5	0.2	0.5
Operating lease assets	18.5	—	2.1	—
Finance lease assets	0.1	—	0.1	—
Total underperforming restaurants	$35.5	$10.8	$19.1	$10.8
Closed restaurants
Operating lease assets	$6.4	$—	$1.8	$—
Finance lease assets	5.8	—	1.4	—
Total closed restaurants	$12.2	$—	$3.2	$—

Footnote Index

We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. Based on our semi-annual review, during fiscal 2020 and fiscal 2019, we determined there was no impairment.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows, refer to Note 12 - Debt for further details:

	June 24, 2020		June 26, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.0	$282.8	$298.6	$296.3
5.000% notes	346.7	330.8	345.9	356.2

The decrease in fair value of the 3.875% notes and 5.000% notes from June 26, 2019 to June 24, 2020 was due to the impact of the COVID-19 pandemic.
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of this analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value continues to approximate the note receivable carrying value, which as of June 24, 2020 was $7.3 million. The current portion of the note represents cash payments to be received over the next 12 months and is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets. Refer to Note 6 - Equity Method Investment for further details about this note receivable.
17. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Income taxes, net of (refunds)(1)	$(7.2)	$106.2	$56.0
Interest, net of amounts capitalized	53.1	55.5	53.1

(1)
Income taxes, net of (refunds) for the fiscal year ended June 24, 2020 included the receipt of a refund in fiscal 2020, partially offset by current year payments. Income taxes, net of (refunds) for the fiscal year ended June 26, 2019 included payments made for income tax liabilities resulting from sale leaseback transactions completed in fiscal 2019. Refer to Note 4 - Leases and Note 9 - Income Taxes for further details.

Footnote Index

Non-cash investing and financing activities are as follows:

	Fiscal Years Ended
	June 24, 2020	June 26, 2019	June 27, 2018
Retirement of fully depreciated assets	$32.3	$28.9	$32.9
Dividends declared but not paid	1.2	15.6	17.0
Accrued capital expenditures	7.1	9.3	11.3
Capital lease additions(1)	—	15.1	7.9

(1)
Capital lease additions for the fiscal year ended June 24, 2020 are now disclosed as part of the finance lease disclosures in Note 4 - Leases, “Consolidated Statement of Cash Flows Disclosure of Lease Amounts” section.

18. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 24, 2020 and June 26, 2019, we have outstanding lease guarantees or are secondarily liable for $39.7 million and $55.3 million, respectively. These amounts represent the maximum potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2021 through fiscal 2027. Our secondary liability position was reduced approximately $9.3 million in fiscal 2020 due to certain leases associated with the acquisition of 116 restaurants from a franchisee, refer to Note 3 - Chili's Restaurant Acquisition for further details. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. In the fourth quarter of fiscal 2020, we received some notices of default pertaining to these leases in circumstances that large divested brands did not pay full rent due to the COVID-19 pandemic. These brands are in communications with the landlords to defer or resolve payments and therefore we believe the loss is not probable at this time. We will continue to closely monitor this situation.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 24, 2020, we had $27.2 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 3 to 12 months.
Cyber Security Incident
In fiscal 2018, we issued a public statement that malware had been discovered at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data. Based on investigation by our third-party forensic experts, we believe most Company-owned Chili’s restaurants were impacted by the malware during time frames that vary by restaurant, but we believe in each case began no earlier than March 21, 2018 and ended no later than April 22, 2018.
We expect to incur legal and professional services expenses associated with the cyber security incident in future periods, and will recognize these expenses as services are received. We will record an estimate for any additional losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We have settled claims from three payment card companies, and the settlement amounts are included in the costs described in the following paragraph.
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. This coverage and certain other insurance coverage may reduce our exposure for this incident. Our cyber liability insurance policy contains a $2.0 million retention that was fully accrued during fiscal 2018. Since the incident, through June 24, 2020, we have incurred total cumulative costs of $8.0 million related to the cyber security incident. This includes the $2.0 million retention recorded in fiscal 2018, $1.9 million in costs that have been reimbursed by our insurance carriers, and $3.6

Footnote Index

million of receivable for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage, an additional $0.4 million during fiscal 2019 and $0.1 million during fiscal 2020 for expenses not believed to be covered by our insurance coverage recorded to Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
The Company was named as a defendant in a putative class action lawsuit in the United States District Court for the Middle District of Florida styled In re: Brinker Data Incident Litigation, Case No. 18-cv-00686-TJC-MCR (the “Litigation”) relating to the cyber security incident described above. In the Litigation, plaintiffs assert various claims stemming from the cyber security incident at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief, and attorney’s fees and costs. On January 4, 2019, we filed a Motion to Dismiss all of plaintiffs’ claims asserting that plaintiffs do not have standing to bring the lawsuit and that plaintiffs have failed to state a claim on which relief can be granted.
On August 1, 2019, the court granted our Motion to Dismiss for lack of standing as to two plaintiffs and denied the motion as to the remaining plaintiffs. On January 28, 2020, the court granted in part and denied in part the remaining portion of our Motion to Dismiss. On March 5, 2020, the court granted our Motion for Protection in its entirety. On April 15, 2020 the court entered a first phase scheduling order establishing August 31, 2020 as Plaintiffs’ deadline to file their motion for class certification and November 19, 2020 as the date for hearing Plaintiffs’ motion. The parties selected a mediator and the discovery process has resumed. We believe we have defenses and intend to continue defending the Litigation. As such, as of June 24, 2020, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
19. EFFECT OF NEW ACCOUNTING STANDARDS
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

Footnote Index

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
20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables summarize the unaudited consolidated quarterly results of operations for fiscal 2020 and fiscal 2019 (in millions, except per share amounts):

	Fiscal Year Ended June 24, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$786.0	$869.3	$860.0	$563.2
Income (loss) before income taxes	$16.8	$29.0	$27.2	$(68.1)
Net income (loss)	$14.9	$27.9	$30.8	$(49.2)
Basic net income (loss) per share	$0.40	$0.75	$0.83	$(1.20)
Diluted net income (loss) per share	$0.39	$0.73	$0.81	$(1.20)
Basic weighted average shares outstanding	37.5	37.4	37.2	40.9
Diluted weighted average shares outstanding	38.1	38.1	37.8	40.9

	Fiscal Year Ended June 26, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$753.8	$790.7	$839.3	$834.1
Income before income taxes	$32.1	$35.0	$55.5	$49.2
Net income	$26.4	$32.0	$49.8	$46.7
Basic net income per share	$0.65	$0.84	$1.33	$1.25
Diluted net income per share	$0.64	$0.83	$1.31	$1.22
Basic weighted average shares outstanding	40.4	38.1	37.5	37.5
Diluted weighted average shares outstanding	41.1	38.8	38.1	38.3

21. SUBSEQUENT EVENTS
Revolver Amendment & Net Borrowings
Subsequent to fiscal 2020 year-end, on July 23, 2020, we executed the seventh amendment to our revolving credit facility. Please refer to Note 12 - Debt for specifics on this amendment.
Additionally, net borrowings of $18.4 million were drawn on the revolving credit facility subsequent to the end of the fiscal year, as of the date that this Annual Report on Form 10-K was filed.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 24, 2020 and June 26, 2019, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three‑year period ended June 24, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 24, 2020 and June 26, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended June 24, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 24, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of June 28, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 27, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of goodwill
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events and changes in circumstances indicate that the carrying value might be impaired. The total goodwill balance as of June 24, 2020 was $187.6 million, of which $149.2 million was allocated to the Chili’s reporting unit and $38.4 million was allocated to the Maggiano’s reporting unit. In March 2020, the impact from the spreading of a novel strain of coronavirus (“COVID-19”) pandemic was declared a National Public Health Emergency and resulted in a significant reduction in sales at the Company’s restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. This also resulted in a significant decline in market capitalization at March 25, 2020, the end of the Company’s fiscal third quarter. As a result, the Company determined that a triggering event had occurred, which required the performance of a goodwill impairment test to assess the carrying value of goodwill. The Company determined that goodwill was not impaired.
We identified the assessment of the carrying value of goodwill as a critical audit matter. Significant auditor judgment, and the need to involve professionals with specialized skills in valuation methodology, was required to evaluate the forecasted future revenues and the discount rate used in the discounted cash flow model to determine the fair values of the Company’s reporting units. In addition, due to the impact of COVID-19 on the Company’s business, there was significant uncertainty associated with these inputs.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the inputs described above. We evaluated the Company’s forecasted revenue assumptions by comparing historical revenue and guest traffic patterns to the Company’s estimate of future patterns as restaurants began to resume dine-in service. We compared the Company’s forecasted revenue assumptions to actual results subsequent to the date of the goodwill impairment test. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities, and;

•	assessing the Company’s calculated fair values of its reporting units on a combined basis compared to the Company’s market capitalization.
Assessment of the gift card breakage revenue
As discussed in Notes 1 and 5 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 24, 2020 was approximately $15.8 million.
We identified the assessment of the gift card breakage revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the trends in historical and expected future redemption patterns used to estimate breakage revenue.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gift card breakage revenue process including controls related to the gift card activation and redemption data used to develop the breakage rate. We assessed breakage revenue by comparing the data used to estimate the breakage rate and recognition pattern to the actual redemption activity. We evaluated the Company’s estimate of the period of time over which to recognize breakage revenue by analyzing subsequent redemption activity.
/S/ KPMG LLP
We have served as the Company’s auditor since 1984.
Dallas, Texas
August 21, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 24, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 24, 2020 and June 26, 2019, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended June 24, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated August 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ KPMG LLP
Dallas, Texas
August 21, 2020

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 24, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 24, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 24, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 24, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information about our executive officers, Board of Directors, including its committees and their compensation, and Section 16(a) reporting compliance, refer to the sections entitled “Election of Directors - Information About Nominees”, “Committees of the Board of Directors”, “Executive Officers”, and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.
We adopted a code of ethics that applies to all of our team members, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our internet website at the internet address: http://investors.brinker.com/code_of_conduct. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics required to be disclosed by applicable SEC rules or stock exchange listing requirements will be posted on our website within four business days of such amendment or waiver. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
For information about our executive compensation, refer to the section entitled “Executive Compensation - Compensation Discussion and Analysis” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information about our security ownership of certain beneficial owners and management and related stockholder matters, refer to the sections “Directors’ Compensation”, “Compensation Discussion and Analysis”, and “Stock Ownership of Certain Persons” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information about certain relationships and related transactions, refer to the section “Certain Relationships and Related Transactions” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.
For information about the independence of our non-management directors, refer to the section entitled “Director Independence” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information about principal accountant fees and services, refer to the section “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 annual meeting of shareholders. We incorporate that information in this document by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements - For a list of all financial statements, refer to Consolidated Financial Statements Table of Contents in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules - All schedules are omitted as the required information is inapplicable or the information is presented in the Part II, Item 8 - Financial Statements and Supplementary Data financial statements or related notes.
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.

(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture dated as of April 30, 2013 between Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture dated as of May 15, 2013 between the Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)
4(e)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
4(f)	Description of Registered Securities(6)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(7)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants(8)
10(c)	Credit Agreement dated as of March 12, 2015(9)
10(d)	Second Amendment to Credit Agreement dated September 13, 2016(10)
10(e)	Third Amendment to Credit Agreement dated April 30, 2018(11)
10(f)	Fourth Amendment to Credit Agreement dated December 5, 2019(12)
10(g)	Fifth Amendment to Credit Agreement dated March 31, 2020*
10(h)	Sixth Amendment to Credit Agreement dated May 6, 2020(13)
10(i)	Seventh Amendment to Credit Agreement dated July 23, 2020(14)
10(j)	CEO Severance and Change in Control Agreement(15)
10(k)	Executive Severance Benefits Plan and Summary Plan Description(15)
10(l)	NEO Change in Control Severance Agreement(15)
10(m)	Registrant’s Performance Share Plan Description(6)
10(n)	Registrant’s Terms of Stock Option Award(6)
10(o)	Registrant’s Terms of Retention Stock Unit Award(6)
10(p)	Registrant’s Terms of Restricted Stock Unit Award(6)
10(q)	Registrant’s Terms of Special Equity Award(16)
10(r)	Registrant’s Terms of Board of Directors Restricted Stock Unit Award*
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 2020 is formatted in Inline XBRL

*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:

(1)	Annual report on Form 10-K for year ended June 28, 1995

(2)	Annual report on Form 10-K for year ended June 27, 2018

(3)	Current report on Form 8-K dated May 15, 2013

(4)	Registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252

(5)	Current report on Form 8-K dated September 23, 2016

(6)	Annual report on Form 10-K for year ended June 26, 2019

(7)	Proxy Statement of Registrant filed on October 5, 2018

(8)	Quarterly report on Form 10-Q for quarter ended December 28, 2005

(9)	Current report on Form 8-K dated March 12, 2015

(10)	Quarterly report on Form 10-Q for quarter ended September 28, 2016

(11)	Quarterly report on Form 10-Q for quarter ended March 28, 2018

(12)	Quarterly report on Form 10-Q for quarter ended December 25, 2019

(13)	Current report on Form 8-K dated May 6, 2020

(14)	Current report on Form 8-K dated July 23, 2020

(15)	Quarterly report on Form 10-Q for quarter ended March 29, 2017

(16)	Annual report on Form 10-K for year ended June 28, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 21, 2020	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 21, 2020:

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ JOSEPH G. TAYLOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ ALEXANDRE G. MACEDO	Director
Alexandre G. Macedo

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade