Form 10-Q
period 2020-09-23
BRINKER INTERNATIONAL, INC
filed 2020-10-28
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 23, 2020: 45,289,445 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Revenues
Company sales	$728.2	$763.9
Franchise and other revenues	11.9	22.1
Total revenues	740.1	786.0
Operating costs and expenses
Food and beverage costs	193.5	203.8
Restaurant labor	248.0	268.5
Restaurant expenses	202.5	207.3
Depreciation and amortization	37.4	38.1
General and administrative	30.5	38.0
Other (gains) and charges	3.8	(0.9)
Total operating costs and expenses	715.7	754.8
Operating income	24.4	31.2
Interest expenses	14.6	14.9
Other income, net	(0.4)	(0.5)
Income before income taxes	10.2	16.8
Provision (benefit) for income taxes	(0.5)	1.9
Net income	$10.7	$14.9

Basic net income per share	$0.24	$0.40

Diluted net income per share	$0.23	$0.39

Basic weighted average shares outstanding	45.1	37.5

Diluted weighted average shares outstanding	45.7	38.1

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.3	$(0.2)
Other comprehensive income (loss)	0.3	(0.2)
Comprehensive income	$11.0	$14.7
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 23, 2020	June 24, 2020
ASSETS
Current assets
Cash and cash equivalents	$58.8	$43.9
Accounts receivable, net	56.8	52.3
Inventories	25.9	27.3
Restaurant supplies	51.6	51.6
Prepaid expenses	13.4	13.9
Income taxes receivable, net	33.1	35.4
Total current assets	239.6	224.4
Property and equipment, at cost
Land	34.2	34.2
Buildings and leasehold improvements	1,544.7	1,534.4
Furniture and equipment	788.3	785.7
Construction-in-progress	18.3	24.4
	2,385.5	2,378.7
Less accumulated depreciation and amortization	(1,603.5)	(1,573.4)
Net property and equipment	782.0	805.3
Other assets
Operating lease assets	1,041.3	1,054.6
Goodwill	187.7	187.6
Deferred income taxes, net	39.1	38.2
Intangibles, net	22.5	23.0
Other	23.1	22.9
Total other assets	1,313.7	1,326.3
Total assets	$2,335.3	$2,356.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$99.4	$104.9
Gift card liability	107.1	109.9
Accrued payroll	63.3	65.2
Operating lease liabilities	117.8	117.3
Other accrued liabilities	121.9	100.6
Total current liabilities	509.5	497.9
Long-term debt and finance leases, less current installments	1,158.3	1,208.5
Long-term operating lease liabilities, less current portion	1,045.2	1,061.6
Other liabilities	87.4	67.1
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued and 45.3 million shares outstanding at September 23, 2020, and 70.3 million shares issued and 45.0 million shares outstanding at June 24, 2020)	7.0	7.0
Additional paid-in capital	663.2	669.4
Accumulated other comprehensive loss	(5.9)	(6.2)
Accumulated deficit	(386.8)	(397.5)
Treasury stock, at cost (25.0 million shares at September 23, 2020, and 25.3 million shares at June 24, 2020)	(742.6)	(751.8)
Total shareholders’ deficit	(465.1)	(479.1)
Total liabilities and shareholders’ deficit	$2,335.3	$2,356.0
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Cash flows from operating activities
Net income	$10.7	$14.9
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	37.4	38.1
Stock-based compensation	3.9	7.1
Restructure charges and other impairments	0.5	(3.2)
Net loss on disposal of assets	0.4	0.3
Other	0.8	0.6
Changes in assets and liabilities:
Accounts receivable, net	0.6	7.0
Inventories	1.4	0.1
Prepaid expenses	0.4	5.9
Operating lease assets, net of liabilities	(2.2)	(1.7)
Deferred income taxes, net	(0.9)	1.3
Other assets	0.0	(0.5)
Accounts payable	(4.9)	2.8
Gift card liability	(2.7)	(6.1)
Accrued payroll	(1.9)	(12.1)
Other accrued liabilities	16.2	19.7
Current income taxes	2.4	12.3
Other liabilities	20.7	0.1
Net cash provided by operating activities	82.8	86.6
Cash flows from investing activities
Payments for property and equipment	(13.6)	(20.5)
Proceeds from note receivable	0.6	0.7
Payments for franchise restaurant acquisitions	—	(96.2)
Proceeds from sale of assets	—	0.2
Net cash used in investing activities	(13.0)	(115.8)
Cash flows from financing activities
Payments on revolving credit facility	(75.0)	(227.0)
Borrowings on revolving credit facility	28.4	299.0
Payments on long-term debt	(4.6)	(2.4)
Purchases of treasury stock	(3.9)	(11.3)
Payments for debt issuance costs	(1.5)	—
Payments of dividends	(1.3)	(14.8)
Proceeds from issuance of treasury stock	3.0	1.3
Net cash (used in) provided by financing activities	(54.9)	44.8
Net change in cash and cash equivalents	14.9	15.6
Cash and cash equivalents at beginning of period	43.9	13.4
Cash and cash equivalents at end of period	$58.8	$29.0
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our Consolidated Financial Statements (Unaudited) as of September 23, 2020 and June 24, 2020, and for the thirteen week periods ended September 23, 2020 and September 25, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 23, 2020, we owned, operated or franchised 1,660 restaurants, consisting of 1,116 Company-owned restaurants and 544 franchised restaurants, located in the United States, 28 countries and two United States territories.
Fiscal Year
We have a 52/53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2021 contains 53 weeks and will end on June 30, 2021. Fiscal year 2020, which ended on June 24, 2020, contained 52 weeks.
Use of Estimates
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
The foreign currency translation adjustment included in Comprehensive income in the Consolidated Statements of Comprehensive Income (Unaudited) represents the unrealized impact of translating the financial statements of our Canadian restaurants from Canadian dollars to United States dollars. This amount is not included in Net income and would only be realized upon disposition of our Canadian restaurants. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets (Unaudited).
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to the Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our June 24, 2020 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to the Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
Risks and Uncertainties
In January 2020, the Secretary of Health and Human Services declared the novel strain of coronavirus (“COVID-19”) a public health emergency. Subsequently in March 2020, the World Health Organization declared COVID-19 a global pandemic that resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In response to COVID-19, the Company temporarily closed all Company-owned restaurant dining and banquet rooms at the end of the third quarter of fiscal 2020 resulting in a transition to an off-premise business model. Beginning on April 27, 2020 we began to reopen certain dining room locations as permitted by state and local governments. As of September 23, 2020, substantially all of our restaurant dining rooms and patios were opened with limited seating capacity. The capacity limitations and personal safety

Footnote Index
preferences in the reopened dining rooms have resulted in reduced traffic in the Company’s restaurants in comparison to pre-pandemic levels. See Note 4 - Other Gains and Charges for details regarding the financial impact of the COVID-19 pandemic on our financial results.
At this time, the ultimate impact of COVID-19 cannot be reasonably estimated due to the uncertainty about the extent and the duration of the spread of the virus. A lack of containment or another wave could lead to capacity restrictions, restaurant closures, disruptions in our supply chain and restaurant staffing which could adversely impact our financial results.
2. EFFECT OF NEW ACCOUNTING STANDARDS
New Accounting Standards Implemented in Fiscal 2021
Measurement of Credit Losses on Financial Instruments, ASU No. 2016-13 - In June 2013, the FASB issued ASU 2016-13, creating ASC Topic 326 – Financial Instruments – Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on financial assets measured at amortized cost basis (including, but not limited to loans), net investments in leases recognized as lessor and off-balance sheet credit exposures. ASU 2016-13 eliminates the probable initial recognition threshold under the current incurred loss methodology for recognizing credit losses. Instead, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which required us to adopt these provisions in the first quarter of fiscal 2021. The update was applied on a prospective basis. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
Fair Value Measurement (Topic 820): Disclosure Framework, ASU No. 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments under ASU 2018-13 add an incremental requirement, among others, for entities to disclose (1) the range and weighted average used to develop significant unobservable inputs and (2) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. Entities may disclose other quantitative information in lieu of the weighted average if they determine that such information embodies a more reasonable and rational method of reflecting the distribution of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which required us to adopt these provisions in the first quarter of fiscal 2021. The update was applied on a prospective basis. The adoption of this guidance did not have an impact on our Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes, ASU No. 2019-12 - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022, and early adoption is permitted. We elected to early adopt this update in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
New Accounting Standards That Will Be Implemented In Future Periods
Reference Rate Reform, ASU 2020-04 - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These updates are intended to simplify the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We are currently assessing the impact that this guidance will have on our Consolidated Financial Statements.

Footnote Index
3. REVENUE RECOGNITION
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

Deferred Franchise and Development Fees
Balance as of June 24, 2020	$12.7
Additions	0.1
Amount recognized to Franchise and other revenues	(0.3)
Balance as of September 23, 2020	$12.5

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2021	$0.9
2022	1.1
2023	1.0
2024	1.0
2025	1.0
Thereafter	7.5
$12.5
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees.

Gift Card Liability
Balance as of June 24, 2020	$109.9
Gift card sales	19.0
Gift card redemptions recognized to Company sales	(19.9)
Gift card breakage recognized to Franchise and other revenues	(2.2)
Other	0.3
Balance as of September 23, 2020	$107.1

Footnote Index
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Restaurant closure charges	$1.5	$0.2
COVID-19 related charges	1.2	—
Remodel-related costs	0.2	0.7
Lease modification gain, net	(0.5)	(3.1)
Other	1.4	1.3
	$3.8	$(0.9)
Fiscal 2021
•Restaurant closure charges primarily relates to closure costs associated with certain Chili’s restaurants closed in the first quarter of fiscal 2021.
•COVID-19 related charges consists of costs related to both Chili’s and Maggiano’s employee assistance and related payroll taxes for certain team members, and restaurant supplies such as face masks and hand sanitizers required to continue to reopen dining rooms.
•Remodel-related costs relates to fixed asset write-offs associated with the ongoing Chili’s remodel initiative.
•Lease modification gain, net relates to the lease terminations of certain Chili’s operating lease liabilities.
Fiscal 2020
•Lease modification gain, net related to the lease termination of a previously impaired Chili’s operating lease.
5. INCOME TAXES

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Effective income tax rate	(4.9)%	11.3%
The federal statutory tax rate for both periods presented was 21.0%.
Fiscal 2021
Our effective income tax rate for the thirteen week period ended September 23, 2020 was lower than the federal statutory rate primarily due to the favorable impact from the FICA tax credit and excess tax windfalls associated with stock-based compensation.

Footnote Index
A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory Federal income tax rate to Provision (benefit) for income taxes is as follows:

Thirteen Week Period Ended
September 23, 2020
Income tax expense at statutory rate	$2.1
FICA tax credit	(1.9)
Stock-based compensation tax windfall	(1.1)
State income taxes, net of federal benefit	0.6
Other	(0.2)
Provision (benefit) for income taxes	$(0.5)
Fiscal 2020
Our effective income tax rate for the thirteen week period ended September 25, 2019 was lower than the federal statutory rate due to the favorable impact from the FICA tax credit.
6. NET INCOME PER SHARE
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

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Basic weighted average shares outstanding	45.1	37.5
Dilutive stock options	0.1	0.1
Dilutive restricted shares	0.5	0.5
Total dilutive impact	0.6	0.6
Diluted weighted average shares outstanding	45.7	38.1

Awards excluded due to anti-dilutive effect	1.6	1.4
7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, principally in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 28 countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, franchise and development fees, Maggiano’s banquet service charge income, gift card equalization, merchandise income, and gift card discount costs from third-party gift card sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our

Footnote Index
operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, utilities, delivery fees, repairs and maintenance, property taxes, credit card processing fees and advertising. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$675.0	$53.2	$—	$728.2
Royalties	6.6	0.0	—	6.6
Franchise fees and other revenues	4.9	0.4	—	5.3
Franchise and other revenues	11.5	0.4	—	11.9
Total revenues	686.5	53.6	—	740.1

Food and beverage costs	180.8	12.7	—	193.5
Restaurant labor	228.2	19.8	—	248.0
Restaurant expenses	181.4	20.8	0.3	202.5
Depreciation and amortization	30.6	3.6	3.2	37.4
General and administrative	5.4	1.3	23.8	30.5
Other (gains) and charges	3.6	0.1	0.1	3.8
Total operating costs and expenses	630.0	58.3	27.4	715.7
Operating income (loss)	56.5	(4.7)	(27.4)	24.4
Interest expenses	1.4	—	13.2	14.6
Other income, net	(0.1)	—	(0.3)	(0.4)
Income (loss) before income taxes	$55.2	$(4.7)	$(40.3)	$10.2

Segment assets	$1,937.1	$221.8	$176.4	$2,335.3
Segment goodwill	149.3	38.4	—	187.7
Payments for property and equipment	11.6	0.5	1.5	13.6

Footnote Index

	Thirteen Week Period Ended September 25, 2019
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$677.5	$86.4	$—	$763.9
Royalties	11.8	0.1	—	11.9
Franchise fees and other revenues	6.3	3.9	—	10.2
Franchise and other revenues	18.1	4.0	—	22.1
Total revenues	695.6	90.4	—	786.0

Food and beverage costs	182.4	21.4	—	203.8
Restaurant labor	233.1	35.4	—	268.5
Restaurant expenses	180.8	26.3	0.2	207.3
Depreciation and amortization	30.7	4.0	3.4	38.1
General and administrative	9.1	1.7	27.2	38.0
Other (gains) and charges	(1.6)	0.1	0.6	(0.9)
Total operating costs and expenses	634.5	88.9	31.4	754.8
Operating income (loss)	61.1	1.5	(31.4)	31.2
Interest expenses	0.9	—	14.0	14.9
Other income, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before income taxes	$60.4	$1.5	$(45.1)	$16.8

Payments for property and equipment	$16.1	$2.3	$2.1	$20.5
(1)Chili’s segment information for fiscal 2020 includes the results of operations related to the 116 restaurants purchased from a former franchisee subsequent to the September 5, 2019 acquisition date. Refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition for details.
8. FAIR VALUE MEASUREMENTS
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
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as the transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at September 23, 2020 and June 24, 2020, of $8.0 million and $7.5 million, respectively.
Definite Lived Assets Impairment
Definite lived assets include property, equipment, operating lease assets, and reacquired franchise rights. During the thirteen week periods ended September 23, 2020 and September 25, 2019, no indicators of impairment existed.

Footnote Index
Indefinite Lived Assets Impairment
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. During the thirteen week periods ended September 23, 2020 and September 25, 2019, no indicators of impairment were identified.
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
We performed a detailed quantitative assessment in the third quarter of fiscal 2020 of our goodwill balances associated with both reporting units. This assessment was performed in response to observed indicators of impairment that were primarily driven by the impact of the COVID-19 pandemic on our business. These indicators were significant declines in operating cash flows and market capitalization. Based on this assessment, we concluded that our goodwill and indefinite-lived intangible assets were not impaired at that time. We updated this assessment in the fourth quarter of fiscal 2020 and again concluded no impairment triggering event existed based on improved market capitalization and improved operating results compared to projections in the detailed quantitative assessment prepared in the third quarter of fiscal 2020. Our operating results and operating cash flows have continued to outperform our initial quantitative assessment in the first quarter of fiscal 2021. Our stock price and market capitalization have also increased to levels greater than before the COVID-19 pandemic began in the United States. As a result, we have not performed a quantitative analysis in the first quarter of fiscal 2021; however, based on these qualitative factors, Management has concluded no triggering event exists. Our ability to operate dining and banquet rooms and generate off-premise sales at our restaurants is critical to avoiding a future triggering event as the impact of the COVID-19 pandemic continues. Management’s judgments about the impact of the pandemic could change as additional developments occur. We will continue to monitor and evaluate our results to determine if more a more detailed assessment is necessary.
Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
Long-Term Debt
The carrying amount of debt outstanding related to the amended revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 3.875% and 5.000% notes are based on quoted market prices and are considered Level 2 fair value measurements. The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows, refer to Note 10 - Debt for further details:

	September 23, 2020		June 24, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.1	$293.3	$299.0	$282.8
5.000% notes	346.9	357.4	346.7	330.8

Footnote Index
Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. We determined the fair value of this note based on an internally developed analysis relying on Level 3 inputs at inception. This analysis was based on a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments observed in the market. As a result of this analysis, we determined the fair value of this note was approximately $16.0 million and recorded this fair value as its initial carrying value. We believe the fair value continues to approximate the note receivable carrying value, which as of September 23, 2020 was $7.0 million. The current portion of the note represents cash payments to be received over the next 12 months and is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets (Unaudited).
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Operating lease cost	$41.7	$37.3
Variable lease cost	14.0	13.3
Finance lease amortization	4.0	2.7
Finance lease interest	1.5	0.9
Short-term lease cost	0.1	0.2
Sublease income	(1.0)	(1.2)
Total lease costs, net	$60.3	$53.2
Lease Maturity Analysis
As of September 23, 2020, the discounted future minimum lease payments on finance and operating leases, as well as sublease income, were as follows:

	September 23, 2020
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
Remainder of 2021	$17.5	$135.8	$2.5
2022	22.4	169.2	3.2
2023	20.9	157.6	2.6
2024	11.4	146.6	1.9
2025	9.0	136.6	1.8
Thereafter	53.6	864.5	4.8
Total future lease payments(1)	134.8	1,610.3	$16.8
Less: Imputed interest	31.0	447.3
Present value of lease liability	$103.8	$1,163.0
(1)Finance and Operating leases total future lease payments represent the contractual obligations due under the contract, including certain cancellable option periods where we are reasonably assured to exercise the

Footnote Index
options. Included in the Total future lease payments as of September 23, 2020 was non-cancelable lease commitments of $114.0 million for finance leases, and $1,065.8 million for operating leases.
10. DEBT
Long-term debt consists of the following:

	September 23, 2020	June 24, 2020
Revolving credit facility	$426.3	$472.9
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	103.8	102.1
Total long-term debt	1,180.1	1,225.0
Less: unamortized debt issuance costs and discounts	(4.1)	(4.3)
Total long-term debt, less unamortized debt issuance costs and discounts	1,176.0	1,220.7
Less: current installments of long-term debt(1)	(17.7)	(12.2)
Long-term debt less current installments	$1,158.3	$1,208.5
(1)Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
In the thirteen week period ended September 23, 2020, net repayments of $46.6 million were made on the $1.0 billion revolving credit facility. As of September 23, 2020, $573.7 million of credit was available under the revolving credit facility.
Amended Revolving Credit Agreement
In the first quarter of fiscal 2021, we executed the seventh amendment to our revolving credit facility. This amendment extended the maturity date to December 12, 2022, and required a capacity reduction to $900.0 million from $1.0 billion on September 12, 2021. The issuance of certain debt or preferred equity interests will result in an immediate capacity reduction, an interest rate reduction of 0.250% on the spread, and 0.100% reduction on the undrawn fee if the issuance exceeds $250.0 million pursuant to the terms of the agreement.
The revolving credit facility bears interest of LIBOR, through December 2021, plus an applicable margin of 2.250% to 3.000% and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. Upon LIBOR’s expiration in December 2021, our interest rate will be a function of a similar, publicly available, Eurodollar rate. As of September 23, 2020, our interest rate was 3.750% consisting of the LIBOR floor of 0.750% plus the applicable margin of 3.000%.
During the first quarter of fiscal 2021, we incurred $1.5 million of debt issuance costs, associated with the revolver amendment, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
5.000% Notes
In fiscal 2017, we completed the private offering of $350.0 million of our 5.000% senior notes due October 2024, our fiscal 2025 (the “2024 Notes”). We received proceeds of $350.0 million and utilized the proceeds to fund a $300.0 million accelerated share repurchase agreement and to repay $50.0 million on the amended $1.0 billion revolving credit facility. The notes require semi-annual interest payments which began on April 1, 2017.
The indenture for the 2024 Notes contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to (i) create liens on Principal Property (as defined in the Indenture) and (ii) merge, consolidate or amalgamate with or into any

Footnote Index
other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations.
3.875% Notes
In fiscal 2013, we issued $300.0 million of 3.875% notes due in May 2023, our fiscal 2023. These “2023 Notes” require semi-annual interest payments which began in the second quarter of fiscal 2014.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of September 23, 2020, pursuant to the amended revolving credit facility and under the terms of the indentures governing our 2023 Notes and 2024 Notes, we are in compliance with our covenants. We expect to remain in compliance with our covenants during the remainder of fiscal 2021.
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	September 23, 2020	June 24, 2020
Property tax	$27.0	$22.9
Insurance	21.3	20.7
Sales tax	18.0	13.3
Current installments of finance leases	17.7	12.2
Interest	14.9	7.5
Utilities and services	8.4	8.3
Cyber security incident	3.4	3.4
Other(1)	11.2	12.3
	$121.9	$100.6
(1)Other primarily consists of accruals for banquet deposits for Maggiano’s events, charitable donations, rent-related expenses, deferred franchise and development fees, and other various accruals.
Other liabilities consist of the following:

	September 23, 2020	June 24, 2020
Deferred payroll taxes(1)	$34.2	$12.9
Insurance	33.5	33.7
Deferred franchise fees	11.4	11.6
Unrecognized tax benefits	2.1	2.1
Other	6.2	6.8
	$87.4	$67.1
(1)    Deferred payroll taxes primarily consists of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which will be repaid in two equal installments on December 31, 2021, and December 31, 2022.

Footnote Index
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirteen week periods ended September 23, 2020 and September 25, 2019, respectively, were as follows:

	Thirteen Week Period Ended September 23, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of common stock	—	(9.0)	—	12.0	—	3.0
Balance at September 23, 2020	$7.0	$663.2	$(386.8)	$(742.6)	$(5.9)	$(465.1)

	Thirteen Week Period Ended September 25, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	$17.6	$525.1	$2,967.4	$(4,089.4)	$(5.8)	$(585.1)
Dividends
In the fourth quarter of fiscal 2020, our quarterly cash dividend was suspended in response to the COVID-19 pandemic. Before this suspension, our Board of Directors approved quarterly dividends of $0.38 per share paid quarterly. In the thirteen week period ended September 23, 2020, dividends paid solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. Before the suspension, in the thirteen week period ended September 25, 2019, we paid dividends of $14.8 million to common stock shareholders.

Footnote Index
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts.

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Stock options
Stock options granted	—	0.3
Weighted average exercise price per share	$—	$38.51
Weighted average fair value per share	$—	$6.83
Restricted share awards
Restricted share awards granted	0.5	0.3
Weighted average fair value per share	$39.76	$38.51
Share Repurchases
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the COVID-19 pandemic. Prior to the suspension, our share repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluated potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 23, 2020, we repurchased 0.1 million shares from team members to satisfy tax withholding obligations on the vesting of restricted shares. Before the suspension, in the thirteen week period ended September 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million.
Effect of Adoption of ASC 842
In the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained earnings for the change in accounting principle.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Income taxes, net of (refunds)	$(2.1)	$(11.8)
Interest, net of amounts capitalized	5.5	6.1
Non-cash investing and financing activities are as follows:

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Retirement of fully depreciated assets	$2.5	$4.3
Dividends declared but not paid	—	14.6
Accrued capital expenditures	6.4	14.2

Footnote Index
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 23, 2020 and June 24, 2020, we have outstanding lease guarantees or are secondarily liable for $37.7 million and $39.7 million, respectively. These amounts represent the expected maximum potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2021 through fiscal 2027. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 23, 2020, we had $29.5 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 1 to 12 months.
Cyber Security Incident
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data.
Cyber Security Related Charges
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. Our cyber liability insurance policy contained a $2.0 million retention that was fully accrued during fiscal 2018. Since the incident, through September 23, 2020, we have incurred total cumulative costs of $8.2 million related to the cyber security incident. This includes the $2.0 million retention recorded, $2.2 million in costs that have been reimbursed by our insurance carriers, $3.5 million of receivables for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage and $0.5 million of costs not reimbursable by our insurance carriers.
We have settled claims from three payment card companies, and the settlement amounts are included in the costs described above. We may incur legal and professional services expenses in future periods. In the event of future litigation, we will record an estimate for any additional losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Cyber Security Litigation
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
On July 27, 2020, the Court granted our second motion to dismiss as to all of Plaintiffs’ claims for injunctive relief on Article III standing grounds, dismissing Plaintiffs’ declaratory judgment and Florida Deceptive and Unfair Trade Practices Act (FDUTPA) claims outright and dismissing the injunctive relief portions of their UCL claims. The Court further ordered Brinker to file an answer to Plaintiffs’ Third Amended Complaint by August 23, 2020, and ordered the parties to mediate the case by November 20, 2020, prior to the class certification hearing in January 2021. Plaintiffs filed their motion for class certification on August 31, 2020, and Brinker’s deadline to file its opposition to Plaintiffs’ motion is October 30, 2020. Mediation is scheduled for November 18, 2020.
We believe we have defenses and intend to continue defending the Litigation. As such, as of September 23, 2020, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded

Footnote Index
a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
15. FISCAL 2020 CHILI’S RESTAURANT ACQUISITION
In the first quarter of fiscal 2020, on September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
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
A preliminary net acquisition-related gain of $0.5 million was recorded during the thirteen week period ended September 25, 2019 to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) that consisted of $2.6 million of franchise deferred revenues balance that were fully recognized at the date of the acquisition, partially offset by $1.5 million of professional services, transaction and transition related costs associated with the purchase, and $0.6 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition.
The final purchase price accounting was completed in the third quarter of fiscal 2020, and the final amounts recorded for the fair value of acquired assets and liabilities at the acquisition date were as follows:

Fair Value September 5, 2019
Current assets(1)	$7.3
Property and equipment	60.3
Operating lease assets	163.5
Reacquired franchise rights(2)	6.9
Goodwill(3)	22.4
Total assets acquired	260.4
Current liabilities(4)	9.1
Operating lease liabilities, less current portion	158.3
Total liabilities assumed	167.4
Net assets acquired(5)	$93.0
(1)Current assets included petty cash, inventory, and restaurant supplies.
(2)Reacquired franchise rights have a weighted average amortization period of approximately 8 years.

Footnote Index
(3)Goodwill is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities, and the benefit of the assembled workforce of the acquired restaurants.
(4)Current liabilities included current portion of operating lease liabilities, gift card liability and accrued property tax.
(5)Net assets acquired at fair value are equal to the total purchase price of $99.0 million, less $3.2 million of closing adjustments and $2.8 million allocated to prepayment of leases entered into between us and the franchisee.
16. SUBSEQUENT EVENTS
Revolver Activity
Subsequent to the first quarter of fiscal 2021, $20.0 million of net payments were made on the revolving credit facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 23, 2020 and September 25, 2019, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to the Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At September 23, 2020, we owned, operated or franchised 1,660 restaurants, consisting of 1,116 Company-owned restaurants and 544 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Our Chili’s and Maggiano’s locations support our virtual brand offering, It’s Just Wings™ through our partnership with DoorDash.
COVID-19 Pandemic
Impact of COVID-19 Pandemic
The COVID-19 global pandemic caused a significant decrease in sales during the third and fourth quarters of fiscal 2020, continuing into the first quarter of fiscal 2021. At the end of the third quarter of fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. During the fourth quarter of fiscal 2020, beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by state and local governments. At the end of the first quarter of fiscal 2021, September 23, 2020, substantially all of our Company-owned restaurant dining and banquet rooms or patios were open in a limited capacity.
As dining rooms have reopened, we have mandatory table distancing as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. Our priority has been protecting the health and safety of team members and guests while continuing to serve our communities.

As a result of COVID-19, we have experienced a negative impact on our revenues and traffic. At this time, the impact of COVID-19, in both the short term and long term, is difficult to estimate due to the uncertainty about the duration of the pandemic, the discovery of any effective treatments, cures or vaccines and the related government restrictions. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which COVID-19 may impact our business, including the capacity of our dining rooms, what operational restrictions may be imposed, and our ability to fully staff reopened dining rooms. As such, we have taken a number of proactive measures to adapt our business to lower demand levels during the COVID-19 pandemic including measures to significantly reduce costs, partnering with our lenders to provide additional liquidity, issuing additional common stock and negotiating rent concessions with landlords. We continue to closely monitor and adapt to the evolving situation.
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
Our primary strategy remains to make our guests feel special through great food and quality service so that they return to our restaurants. Our guest survey scores on food quality and service reached an all-time high last year and continued to improve during the pandemic as we continued to provide great food and service. Our enhanced safety training and systems have also created a safer environment for our team and guests.
Guest Engagement Through Technology - We have invested in our technology and off-premise options as more guests are opting for to-go and delivery. Our to-go menu is available through our Chili’s mobile app, on our Chili’s and Maggiano’s brand websites, our exclusive delivery partner DoorDash, or by calling the restaurant. Since fiscal 2018, our off-premise business has grown by 177%. Chili’s exclusive partnership with DoorDash is instrumental in connecting with our guests and providing convenience especially during the COVID-19 pandemic. DoorDash orders are sent directly into our point of sale system which has created a streamlined integration to our kitchens. We believe that guests will continue to prefer more convenience and off-premise options after the pandemic concerns dissipate. We plan to continue investing in our technology systems to support our carryout and delivery capabilities.
In dining rooms we use tabletop devices to engage our guests at the table. In fiscal 2020, we rolled out a new tabletop device to continue to enhance this experience. These devices provide pay at the table, reordering, digital entertainment, guest feedback and support our My Chili’s Rewards program. My Chili’s Rewards loyalty database includes more than 8 million loyal members who have interacted with Chili’s in the previous six months. We customize offerings for our guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
Chili’s - Chili’s continues to outpace the casual dining industry and grow market share. Part of our strategy is to differentiate Chili’s from our competitors with a flexible platform of value offerings at both lunch and dinner as well as connecting with our guests through our My Chili’s Rewards loyalty program. Our Cheers to Patron® Margarita of the Month and new offerings on our 3 for $10 meal platform were particularly successful in bringing guests back to Chili’s during fiscal 2020. We are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 as part of the every-day base menu. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price of $5.00. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
Chili’s off-premise dining options including our virtual brand, It’s Just Wings are a critical part of our strategy going forward. Chili’s off-premise sales, including both to-go and delivery, is approximately 48% of sales, with approximately 61% coming from to-go and 39% from delivery during the first quarter of fiscal 2021. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continue to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards.
Maggiano’s - At Maggiano’s, we believe our focus on operating fundamentals and technology will provide the foundation for future efficiencies and growth. Maggiano’s also has an exclusive partnership with DoorDash. Our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. Our guests have the ability to order delivery directly through the Maggiano’s website, in addition to the DoorDash platforms.
Virtual Opportunities - It’s Just Wings, a virtual brand offering, launched on June 23, 2020 and is available only through DoorDash delivery. This platform allows us to leverage our existing infrastructure, while adding minimal complexity in the restaurants. It’s Just Wings is a no-frills offering that consists of chicken wings available in 11 different sauces and rubs, curly fries, ranch dressing and fried Oreos for a value price. We will continue to identify opportunities to drive restaurant growth by utilizing our existing restaurant infrastructure and DoorDash partnership.
Franchise Partnerships - Our global franchisees continue to grow the Chili’s brand around the world, opening four restaurants and entering into one new development agreement in the first quarter of fiscal 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are supporting our franchise partners with opportunities to expand sales through the It’s Just Wings virtual brand.
Company Development -The following table details the number of restaurant openings during the thirteen week periods ended September 23, 2020 and September 25, 2019, respectively, total full year projected openings in fiscal 2021, and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 23, 2020	September 25, 2019	Fiscal 2021	September 23, 2020	September 25, 2019
Company-owned restaurants
Chili’s domestic	3	1	8	1,059	1,061
Chili’s international	—	—	—	5	5
Maggiano’s domestic	—	—	—	52	52
Total Company-owned	3	1	8	1,116	1,118
Franchise restaurants
Chili’s domestic	1	1	3	172	180
Chili’s international	3	11	6-9	371	373
Maggiano’s domestic	—	—	1	1	1
Total franchise	4	12	10-13	544	554
Total restaurants
Chili’s domestic	4	2	11	1,231	1,241
Chili’s international	3	11	6-9	376	378
Maggiano’s domestic	—	—	1	53	53
Total	7	13	18-21	1,660	1,672
Included in the Total Restaurants Open at September 23, 2020 are locations that were temporarily closed due to the COVID-19 pandemic which included: four Company-owned Chili’s restaurants, seven domestic Chili’s franchise locations, and 27 Chili’s international franchise locations. Additionally, during the first quarter of fiscal 2021, we resumed construction of new restaurants and opened three Chili’s domestic locations.
Relocations are not included in the table above. During the thirteen week period ended September 23, 2020 we have relocated one Company-owned restaurant, and we plan to relocate one Chili’s domestic Company-owned restaurant during the remainder of fiscal 2021.

At September 23, 2020, we own property for 42 of the 1,116 Company-owned restaurants. The net book values associated with these restaurants included land of $33.1 million and buildings of $13.0 million.
RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Unaudited):

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Revenues
Company sales(1)	98.4%	97.2%
Franchise and other revenues(1)	1.6%	2.8%
Total revenues(1)	100.0%	100.0%
Operating costs and expenses
Food and beverage costs(2)	26.6%	26.7%
Restaurant labor(2)	34.0%	35.2%
Restaurant expenses(2)	27.8%	27.1%
Depreciation and amortization(1)	5.1%	4.8%
General and administrative(1)	4.1%	4.8%
Other (gains) and charges(1)	0.5%	(0.1)%
Total operating costs and expenses(1)	96.7%	96.0%
Operating income(1)	3.3%	4.0%
Interest expenses(1)	2.0%	1.9%
Other (income), net(1)	(0.1)%	0.0%
Income before income taxes(1)	1.4%	2.1%
Provision (benefit) for income taxes(1)	0.0%	0.2%
Net income(1)	1.4%	1.9%
(1)As a percentage of Total revenues
(2)As a percentage of Company sales
Revenues
Thirteen Week Period Ended September 23, 2020 compared to September 25, 2019
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including sales made with gift card redemptions.
•Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, franchise and development fees, Maggiano’s banquet service charge income, gift card equalization, merchandise income, and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 25, 2019	$695.6	$90.4	$786.0
Change from:
Comparable restaurant sales(1)	(46.9)	(33.2)	(80.1)
Restaurant openings	4.1	—	4.1
Restaurant relocations	0.4	—	0.4
Restaurant closings(2)	(9.8)	—	(9.8)
Restaurant acquisitions(3)	49.7	—	49.7
Company sales	(2.5)	(33.2)	(35.7)
Royalties(4)	(5.2)	(0.1)	(5.3)
Franchise fees and other revenues	(1.4)	(3.5)	(4.9)
Franchise and other revenues	(6.6)	(3.6)	(10.2)
Thirteen Week Period Ended September 23, 2020	$686.5	$53.6	$740.1
(1)Comparable restaurant sales decreased due to lower dining room guest traffic resulting from capacity limitations and personal safety preferences, partially offset by increased off-premise sales.
(2)Restaurant closings include the impact of permanently closed locations and temporary COVID-19 closures, that have extended past 14 consecutive days.
(3)We acquired 116 Chili’s restaurants from a franchisee effective September 5, 2019. This amount represents the change in Company sales attributed to owning these restaurants over the entire thirteen week period ended September 23, 2020.
(4)Lower royalties in the thirteen week period ended September 23, 2020 are primarily due to the adverse impact of the COVID-19 pandemic. Our franchisees generated sales of approximately $164.0 million for the thirteen week period ended September 23, 2020 compared to $298.3 million in sales for the thirteen week period ended September 25, 2019.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 23, 2020 compared to September 25, 2019:

	Percentage Change in the Thirteen Week Period Ended September 23, 2020 versus September 25, 2019
	Comparable Restaurant Sales(1)(2)	Price Impact	Mix-Shift(3)	Traffic	Restaurant Capacity(4)
Company-owned	(10.9)%	0.4%	(6.3)%	(5.0)%	7.8%
Chili’s	(7.2)%	0.2%	(4.2)%	(3.2)%	8.2%
Maggiano’s	(38.6)%	3.0%	(12.7)%	(28.9)%	0.0%
Chili’s Franchise(5)	(11.5)%
U.S.	(5.6)%
International	(21.9)%
Chili’s Domestic(6)	(7.0)%
System-wide(7)	(11.0)%
(1)Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 months except acquired restaurants which are included after 12 months of ownership. Restaurants temporarily closed 14 days or more are excluded from comparable restaurant sales. Percentage amounts are calculated based on the comparable periods year-over-year.
(2)Comparable Restaurant Sales for Chili’s and Maggiano’s include the results of It’s Just Wings, a virtual brand launched nationally in June 2020.

(3)Mix-Shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.
(4)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year. We believe the COVID-19 related restaurant closures are temporary and therefore no adjustment has been made to capacity.
(5)Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe including Chili’s franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations.
(6)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(7)System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.
Costs and Expenses
Thirteen Week Periods Ended September 23, 2020 compared to September 25, 2019
The following is a summary of the change in costs and expenses:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	September 23, 2020		September 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$193.5	26.6%	$203.8	26.7%	$(10.3)	(0.1)%
Restaurant labor	248.0	34.0%	268.5	35.2%	(20.5)	(1.2)%
Restaurant expenses	202.5	27.8%	207.3	27.1%	(4.8)	0.7%
Depreciation and amortization	37.4		38.1		(0.7)
General and administrative	30.5		38.0		(7.5)
Other (gains) and charges	3.8		(0.9)		4.7
Interest expenses	14.6		14.9		(0.3)
Other income, net	(0.4)		(0.5)		0.1
Food and beverage costs, as a percentage of Company sales, decreased 0.1% consisting of 0.2% of favorable menu item mix and 0.2% of favorable commodity pricing related to produce, partially offset by 0.3% of unfavorable commodity pricing primarily related to dairy and beef.
Restaurant labor, as a percentage of Company sales, decreased 1.2% consisting of 1.5% of favorable hourly labor expenses due to reduced staffing requirements, 1.0% of lower manager compensation, and 0.3% of lower other net restaurant labor expenses, partially offset by 1.6% of sales deleverage.
Restaurant expenses, as a percentage of Company sales, increased 0.7% consisting of 3.4% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales, and 2.2% of sales deleverage, partially offset by 2.1% of lower advertising expenses, 1.3% of lower repairs and maintenance expenses, 0.3% of lower utilities expenses, 0.3% of lower credit card fees, and 0.9% of lower other net restaurant expenses.

Depreciation and amortization decreased $0.7 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 25, 2019	$38.1
Change from:
Retirements and fully depreciated restaurant assets	(6.4)
Additions for existing and new restaurant assets(1)	2.1
Acquisition of Chili’s restaurants(2)	2.1
Finance leases	0.8
Corporate assets	0.4
Other	0.3
Thirteen Week Period Ended September 23, 2020	$37.4
(1)Additions for existing and new restaurant assets increased primarily related to capital purchases.
(2)Acquisition of Chili’s restaurants represents the depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020.
General and administrative expenses decreased $7.5 million as follows:

General and Administrative
Thirteen Week Period Ended September 25, 2019	$38.0
Change from:
Stock-based compensation(1)	(3.2)
Defined contribution plan employer expenses(2)	(2.6)
Professional fees	(1.3)
Payroll-related expenses	(1.1)
Travel and entertainment expenses	(0.8)
Performance-based compensation	1.8
Other	(0.3)
Thirteen Week Period Ended September 23, 2020	$30.5
(1)Stock-based compensation decreased primarily due to the acceleration of stock-based compensation expenses in the first quarter of fiscal 2020 for retirement eligible executives. Prior to fiscal 2021, retirement eligibility resulted in the compensation being recognized in full upon grant as there was no substantive vesting period. In fiscal 2021, the retirement eligible executives received only 20% of their equity as awards with no substantive vesting period. Their remaining 80% of equity granted in fiscal 2021 will be amortized evenly over the three year vesting period.
(2)Defined contribution plan employer expenses decreased due to the suspension of employer matching contributions in May 2020.

Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019
Restaurant closure charges	$1.5	$0.2
COVID-19 related charges	1.2	—
Remodel-related costs	0.2	0.7
Lease modification gain, net	(0.5)	(3.1)
Other	1.4	1.3
	$3.8	$(0.9)
Interest expenses decreased $0.3 million consisting of lower average borrowing balances on our revolving credit facility in the thirteen week period ended September 23, 2020, partially offset by higher interest expenses related to the real estate finance leases acquired from the acquisition of 116 Chili’s restaurants on September 5, 2019.

Segment Results
At the end of the first quarter of fiscal 2021 substantially all our Company-owned restaurant dining rooms or patios were open in some capacity. Capacity restrictions related to the ongoing COVID-19 pandemic vary by location due to state and local mandates. These capacity restrictions and personal safety preferences have resulted in lower overall guest traffic and many guests have shifted to our off-premise dining options. This shift has changed the staffing requirements in the restaurants and other expenses associated with off-premise which are noted below.
Chili’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 23, 2020	September 25, 2019
Company sales	$675.0	$677.5	$(2.5)	(0.4)%
Royalties	6.6	11.8	(5.2)	(44.1)%
Franchise fees and other revenues	4.9	6.3	(1.4)	(22.2)%
Franchise and other revenues	11.5	18.1	(6.6)	(36.5)%
Total revenues	686.5	695.6	(9.1)	(1.3)%

Food and beverage costs	180.8	182.4	1.6	0.9%
Restaurant labor	228.2	233.1	4.9	2.1%
Restaurant expenses	181.4	180.8	(0.6)	(0.3)%
Depreciation and amortization	30.6	30.7	0.1	0.3%
General and administrative	5.4	9.1	3.7	40.7%
Other (gains) and charges	3.6	(1.6)	(5.2)	325.0%
Total operating costs and expenses	630.0	634.5	4.5	0.7%
Operating income (loss)	$56.5	$61.1	$(4.6)	(7.5)%
Operating income as a percentage of Total revenues	8.2%	8.8%	(0.6)%	(6.8)%
Thirteen Week Period Ended September 23, 2020 compared to September 25, 2019
Chili’s Total revenues decreased by 1.3% primarily due to lower dining room guest traffic, partially offset by increased off-premise sales including It’s Just Wings and the acquisition of 116 Chili’s restaurants in the first quarter of fiscal 2020 on September 5, 2019. Refer to “Revenues” section above for further details about Chili’s revenues changes.

Company restaurant expenses for Chili’s, as a percentage of Company sales, decreased 0.5% consisting of 2.3% of lower advertising expenses, 1.5% of lower manager and hourly labor as a result of reduced staffing during the first quarter of fiscal 2021, and 1.4% of lower repairs and maintenance expenses. These decreases were partially offset by 2.4% of sales deleverage and 2.3% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales.
Depreciation and amortization for Chili’s decreased $0.1 million consisting of $5.2 million related to fully depreciated assets and retirements, partially offset by $2.1 million of additional depreciation and amortization expenses related to the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020, $1.9 million in existing and new restaurant additions primarily related to routine capital purchases, $0.9 million in additional amortization expenses related to finance leases, and $0.2 million in other depreciation and amortization expenses increases.
General and administrative for Chili’s decreased $3.7 million consisting primarily of a decrease in defined contribution plan employer expenses, stock-based compensation, payroll-related expenses and professional fees, partially offset by an increase in performance-based compensation.
Other (gains) and charges for Chili’s in the thirteen week period ended September 23, 2020 consisted primarily of $1.5 million of restaurant closure charges and $1.1 million of employee assistance payments and other COVID-19 related expenses. Other (gains) and charges in the thirteen week period ended September 25, 2019 consisted primarily of $3.1 million of lease modification (gain) and $0.5 million of net gain related to the 116 Chili’s restaurants acquired in the first quarter of fiscal 2020, partially offset by $0.7 million of Chili’s remodel-related costs.
Maggiano’s Segment

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 23, 2020	September 25, 2019
Company sales	$53.2	$86.4	$(33.2)	(38.4)%
Royalties	—	0.1	(0.1)	(100.0)%
Franchise fees and other revenues	0.4	3.9	(3.5)	(89.7)%
Franchise and other revenues	0.4	4.0	(3.6)	(90.0)%
Total revenues	53.6	90.4	(36.8)	(40.7)%

Food and beverage costs	12.7	21.4	8.7	40.7%
Restaurant labor	19.8	35.4	15.6	44.1%
Restaurant expenses	20.8	26.3	5.5	20.9%
Depreciation and amortization	3.6	4.0	0.4	10.0%
General and administrative	1.3	1.7	0.4	23.5%
Other (gains) and charges	0.1	0.1	—	—%
Total operating costs and expenses	58.3	88.9	30.6	34.4%
Operating income (loss)	$(4.7)	$1.5	$(6.2)	(413.3)%
Operating income as a percentage of Total revenues	(8.8)%	1.7%	(10.5)%	(617.6)%

Thirteen Week Period Ended September 23, 2020 compared to September 25, 2019
Maggiano’s Total revenues decreased 40.7% primarily due to lower dining room guest traffic including lower banquet volume, partially offset by increased off-premise sales including It’s Just Wings. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
Company restaurant expenses for Maggiano’s, as a percentage of Company sales, increased 4.0% primarily consisting of 15.6% of sales deleverage and 2.5% of higher expenses primarily related to delivery fees and supplies in connection with the growth in off-premise sales. These increases were partially offset by 9.4% of lower manager and hourly labor as a result of reduced staffing during the first quarter of fiscal 2021, 1.7% of lower repairs and maintenance expenses, 0.7% of lower credit card fees, 0.6% of lower utilities expenses, 0.6% of lower advertising, 0.5% of favorable menu item mix, and 0.4% of favorable menu pricing.
Income Taxes

	Thirteen Week Periods Ended
	September 23, 2020	September 25, 2019	Change
Effective income tax rate	(4.9)%	11.3%	(16.2)%
The federal statutory tax rate was 21.0% for both thirteen week periods ended September 23, 2020 and September 25, 2019.
The effective income tax rate in the thirteen week period ended September 23, 2020 decreased compared to the thirteen week period ended September 25, 2019 primarily due to the favorable impact from the FICA tax credit and excess tax windfalls associated with stock-based compensation in the first quarter of fiscal 2021.
Liquidity and Capital Resources
COVID-19 Impact on Liquidity
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, such as remodels, maintaining existing restaurants and constructing new restaurants, to pay dividends and to repurchase shares of our common stock. Our strategic decision to enhance our off-premise business has enabled us to conveniently serve a significantly higher volume of off-premise guests during this pandemic compared to other industry competitors. Due to the uncertainty in the economy and to preserve liquidity, we have taken proactive precautionary measures to raise additional capital, reduce costs and pause non-critical projects that do not significantly impact our current operations. These measures during fiscal 2021 included:
•Amended our revolving credit facility to extend the maturity and provide additional flexibility during this time;
•Reduced capital expenditures, although we have begun to strategically resume the Chili’s remodel program and construction of certain new restaurants;
•Reduced marketing, general and administrative and restaurant expenses;
•Continued the suspension of both the quarterly cash dividend and the share repurchase program; and
•Amended the fiscal 2018 and fiscal 2019 U.S. Consolidated Income tax returns in order to claim the increased depreciation deductions for Brinker’s qualified improvement property in accordance with the CARES Act which resulted in an anticipated refund of $4.6 million.

Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2020	September 25, 2019
Net cash provided by operating activities	$82.8	$86.6	$(3.8)
Net cash provided by operating activities decreased primarily due to lower sales in the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, the timing of income tax refunds (net of payments), and the timing of operational receipts and payments, partially offset by additional deferred payroll taxes as a result of the CARES Act and a lower profit sharing payment in the current fiscal year.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2020	September 25, 2019
Cash flows from investing activities
Payments for property and equipment	$(13.6)	$(20.5)	$6.9
Payments for franchise restaurant acquisitions	—	(96.2)	96.2
Proceeds from sale of assets	—	0.2	(0.2)
Proceeds from note receivable	0.6	0.7	(0.1)
Net cash used in investing activities	$(13.0)	$(115.8)	$102.8
Net cash used in investing activities decreased primarily due to $96.2 million of cash consideration and related transactional charges paid for the purchase of 116 Chili’s restaurants from a franchisee in the prior year. Additionally, capital expenditures decreased in fiscal 2021 primarily due to a reduction in spend for routine capital purchases in order to prioritize debt repayment, the timing of spend on new restaurants, and a decline in the pace of the Chili’s remodel initiative.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2020	September 25, 2019
Cash flows from financing activities
Borrowings on revolving credit facility	$28.4	$299.0	$(270.6)
Payments on revolving credit facility	(75.0)	(227.0)	152.0
Purchases of treasury stock	(3.9)	(11.3)	7.4
Payments of dividends	(1.3)	(14.8)	13.5
Payments on long-term debt	(4.6)	(2.4)	(2.2)
Proceeds from issuance of treasury stock	3.0	1.3	1.7
Payments for debt issuance costs	(1.5)	—	(1.5)
Net cash (used in) provided by financing activities	$(54.9)	$44.8	$(99.7)
Net cash used in financing activities increased primarily due to $46.6 million of net repayment activity in fiscal 2021 compared to $72.0 million of net borrowing activity in fiscal 2020 on the revolving credit facility, partially offset by the impact of suspending the payment of dividends and share repurchases.
Revolving Credit Facility
Net repayments of $46.6 million were made during the thirteen week period ended September 23, 2020 on the $1.0 billion revolving credit facility primarily from cash from operations. As of September 23, 2020, $573.7 million of credit was available under the revolving credit facility.

In the first quarter of fiscal 2021, we executed the seventh amendment to the revolving credit facility. This amendment extended the maturity date to December 12, 2022, and contained a required commitment reduction to $900.0 million on September 12, 2021 from the previous $1.0 billion commitment. Refer to Note 10 - Debt for more information. Additionally, subsequent to the end of the first quarter of fiscal 2021, $20.0 million additional net payments were made on the revolving credit facility as of the date that this Quarterly Report on Form 10-Q was filed.
As of September 23, 2020, pursuant to the amended revolving credit facility and under the terms of the indentures governing our 2023 Notes and 2024 Notes, we are in compliance with our covenants. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our share repurchase program was primarily suspended in response to the liquidity needs created by the COVID-19 pandemic. Prior to the suspension, our share repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the thirteen week period ended September 23, 2020, we repurchased 0.1 million shares solely related to shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Before the suspension, in the thirteen week period ended September 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million.
Dividend Program
In the fourth quarter of fiscal 2020, our quarterly cash dividend was suspended in response to the liquidity needs created by the COVID-19 pandemic. Before this suspension, our Board of Directors approved quarterly dividends of $0.38 per share paid quarterly. In the thirteen week period ended September 23, 2020, dividends paid solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. Before the suspension, in the thirteen week period ended September 25, 2019, we paid dividends of $14.8 million to common stock shareholders.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We continue to serve customers at substantially all of our locations through our off-premise offerings and limited capacity dining rooms. We will continue to monitor the situation and intend to resume normal business operations on a case by case basis when permitted under applicable government regulations and when we believe we are able to do so safely.
We are not aware of any other event or trend that would potentially materially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 14 - Contingencies, in the Consolidated Financial Statements (Unaudited), and have entered into certain pre-commencement leases as disclosed in Note 9 - Leases included in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Note 2 - Effect of New Accounting Standards in the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen week period ended September 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: disruptions from COVID-19 pandemic, the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the Company’s ability to meet its business strategy plan, third party delivery risks, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, changes in interest rates due to phase out of LIBOR, downgrades in our credit ratings, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics (such as COVID-19), tax reform, changes in financial and credit markets, weather, inadequate insurance coverage and limitations imposed by our credit agreements.
It is possible that there could be a material adverse impact on our revenues, results of operations and cash flows in connection with COVID-19. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding

COVID-19 will change, including the duration or re-emergence of restrictions and dining room closure requirements, staffing levels for reopened dining rooms and customer re-engagement with our brands.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 - Contingencies to the Notes to the Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2020, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
During the thirteen week period ended September 23, 2020, there have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fourth quarter of fiscal 2020, our share repurchase program was suspended due to the impact from the COVID-19 pandemic. During the thirteen week period ended September 23, 2020, we repurchased shares solely to satisfy team member tax withholding obligations on the vesting of restricted shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
June 25, 2020 through July 29, 2020	—	$—	—	$166.8
July 30, 2020 through August 26, 2020	0.0	37.09	—	166.8
August 27, 2020 through September 23, 2020	0.1	43.91	—	166.8
Total	0.1	41.53	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 23, 2020, 96 thousand shares were tendered by team members at an average price of $41.53.
(2)The final amount shown is as of September 23, 2020.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10(a)	Registrant’s Terms of F21 Restricted Stock Unit Award*
10(b)	Registrant’s Performance Share Plan(3)
10(c)	Seventh Amendment to Credit Agreement dated July 23, 2020(4)
10(d)	BLT Change in Control Agreement*
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 23, 2020 is formatted in Inline XBRL.
*    Filed herewith.
(1)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.
(2)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 27, 2018 and incorporated herein by reference.
(3)Filed as an exhibit to Form 8-K, with date of report of August 20, 2020 and incorporated herein by reference.
(4)Filed as an exhibit to Form 8-K, with date of report of July 23, 2020 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: October 28, 2020	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: October 28, 2020	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)