Form 10-Q
period 2020-12-23
BRINKER INTERNATIONAL, INC
filed 2021-01-27
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 22, 2021: 45,460,097 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Revenues
Company sales	$746.2	$847.5	$1,474.4	$1,611.4
Franchise and other revenues	14.5	21.8	26.4	43.9
Total revenues	760.7	869.3	1,500.8	1,655.3
Operating costs and expenses
Food and beverage costs	198.9	223.1	392.4	426.9
Restaurant labor	255.8	291.8	503.8	560.3
Restaurant expenses	211.3	224.7	413.8	432.0
Depreciation and amortization	37.2	39.3	74.6	77.4
General and administrative	30.0	34.6	60.5	72.6
Other (gains) and charges	5.4	12.3	9.2	11.4
Total operating costs and expenses	738.6	825.8	1,454.3	1,580.6
Operating income	22.1	43.5	46.5	74.7
Interest expenses	14.4	15.0	29.0	29.9
Other income, net	(0.5)	(0.5)	(0.9)	(1.0)
Income before income taxes	8.2	29.0	18.4	45.8
Provision (benefit) for income taxes	(3.8)	1.1	(4.3)	3.0
Net income	$12.0	$27.9	$22.7	$42.8

Basic net income per share	$0.26	$0.75	$0.50	$1.14

Diluted net income per share	$0.26	$0.73	$0.49	$1.12

Basic weighted average shares outstanding	45.3	37.4	45.2	37.4

Diluted weighted average shares outstanding	46.1	38.1	45.9	38.1

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.5	$0.1	$0.8	$(0.1)
Other comprehensive income (loss)	0.5	0.1	0.8	(0.1)
Comprehensive income	$12.5	$28.0	$23.5	$42.7
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 23, 2020	June 24, 2020
ASSETS
Current assets
Cash and cash equivalents	$64.1	$43.9
Accounts receivable, net	79.0	52.3
Inventories	26.8	27.3
Restaurant supplies	51.9	51.6
Prepaid expenses	11.8	13.9
Income taxes receivable, net	32.2	35.4
Total current assets	265.8	224.4
Property and equipment, at cost
Land	33.1	34.2
Buildings and leasehold improvements	1,550.9	1,534.4
Furniture and equipment	793.4	785.7
Construction-in-progress	16.5	24.4
	2,393.9	2,378.7
Less accumulated depreciation and amortization	(1,628.0)	(1,573.4)
Net property and equipment	765.9	805.3
Other assets
Operating lease assets	1,039.2	1,054.6
Goodwill	188.0	187.6
Deferred income taxes, net	53.5	38.2
Intangibles, net	22.0	23.0
Other	23.3	22.9
Total other assets	1,326.0	1,326.3
Total assets	$2,357.7	$2,356.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$101.7	$104.9
Gift card liability	129.9	109.9
Accrued payroll	60.4	65.2
Operating lease liabilities	111.4	117.3
Other accrued liabilities	116.9	100.6
Total current liabilities	520.3	497.9
Long-term debt and finance leases, less current installments	1,134.6	1,208.5
Long-term operating lease liabilities, less current portion	1,040.2	1,061.6
Other liabilities	106.7	67.1
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued and 45.4 million shares outstanding at December 23, 2020, and 70.3 million shares issued and 45.0 million shares outstanding at June 24, 2020)	7.0	7.0
Additional paid-in capital	667.4	669.4
Accumulated other comprehensive loss	(5.4)	(6.2)
Accumulated deficit	(374.8)	(397.5)
Treasury stock, at cost (24.9 million shares at December 23, 2020, and 25.3 million shares at June 24, 2020)	(738.3)	(751.8)
Total shareholders’ deficit	(444.1)	(479.1)
Total liabilities and shareholders’ deficit	$2,357.7	$2,356.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Cash flows from operating activities
Net income	$22.7	$42.8
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	74.6	77.4
Stock-based compensation	6.9	9.7
Restructure charges and other impairments	3.8	6.1
Net loss on disposal of assets	0.8	0.5
Other	1.7	1.3
Changes in assets and liabilities:
Accounts receivable, net	(23.1)	(48.7)
Inventories	0.2	(0.5)
Restaurant supplies	(0.2)	(0.1)
Prepaid expenses	2.1	1.6
Operating lease assets, net of liabilities	(11.8)	(3.0)
Deferred income taxes, net	(15.3)	6.5
Other assets	(0.1)	(0.2)
Accounts payable	(4.0)	(4.7)
Gift card liability	20.1	44.8
Accrued payroll	(4.8)	(10.8)
Other accrued liabilities	7.3	14.9
Current income taxes	9.9	4.4
Other liabilities	39.2	0.3
Net cash provided by operating activities	130.0	142.3
Cash flows from investing activities
Payments for property and equipment	(37.1)	(51.4)
Proceeds from note receivable	1.3	1.4
Proceeds from sale of assets	1.3	0.3
Payments for franchise restaurant acquisitions	—	(96.2)
Net cash used in investing activities	(34.5)	(145.9)
Cash flows from financing activities
Payments on revolving credit facility	(95.0)	(416.0)
Borrowings on revolving credit facility	28.4	463.0
Payments on long-term debt	(9.8)	(5.0)
Purchases of treasury stock	(3.9)	(11.3)
Payments for debt issuance costs	(2.2)	(1.0)
Payments of dividends	(1.3)	(29.0)
Proceeds from issuance of treasury stock	8.5	1.5
Net cash (used in) provided by financing activities	(75.3)	2.2
Net change in cash and cash equivalents	20.2	(1.4)
Cash and cash equivalents at beginning of period	43.9	13.4
Cash and cash equivalents at end of period	$64.1	$12.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc.
Our Consolidated Financial Statements (Unaudited) as of December 23, 2020 and June 24, 2020, and for the thirteen and twenty-six week periods ended December 23, 2020 and December 25, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 23, 2020, we owned, operated or franchised 1,655 restaurants, consisting of 1,118 Company-owned restaurants and 537 franchised restaurants, located in the United States, 27 countries and two United States territories.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our June 24, 2020 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
Risks and Uncertainties
In January 2020, the Secretary of Health and Human Services declared the novel strain of coronavirus (“COVID-19”) a public health emergency. Subsequently in March 2020, the World Health Organization declared COVID-19 a global pandemic that resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In response to COVID-19, the Company temporarily closed all Company-owned restaurant dining and banquet rooms at the end of the third quarter of fiscal 2020 resulting in a transition to an off-premise business model. Beginning on April 27, 2020, we began to reopen certain dining room locations as permitted by state and local governments. The rise in COVID-19 cases during the second quarter of fiscal 2021 resulted in some dining room closures and capacity restrictions which have negatively impacted our

Footnote Index
results. As of December 23, 2020, approximately 80% of our restaurant dining rooms and patios were opened with limited seating capacity. The capacity limitations and personal safety preferences in the reopened dining rooms have resulted in reduced traffic in the Company’s restaurants.
At this time, the ultimate impact of COVID-19 cannot be reasonably estimated due to the uncertainty about the extent and the duration of the spread of the virus. A lack of containment could lead to further capacity restrictions, restaurant closures, disruptions in our supply chain and restaurant staffing which could adversely impact our financial results.
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

Footnote Index
3. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied.

Deferred Franchise and Development Fees
Balance as of June 24, 2020	$12.7
Additions	0.1
Amount recognized to Franchise and other revenues	(0.9)
Balance as of December 23, 2020	$11.9

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2021	$0.5
2022	1.0
2023	1.0
2024	1.0
2025	0.9
Thereafter	7.5
$11.9
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees.

Gift Card Liability
Balance as of June 24, 2020	$109.9
Gift card sales	67.6
Gift card redemptions recognized to Company sales	(41.7)
Gift card breakage recognized to Franchise and other revenues	(4.9)
Other	(1.0)
Balance as of December 23, 2020	$129.9

Footnote Index
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Restaurant impairment charges	$2.5	$4.6	$2.5	$4.6
COVID-19 related charges	1.0	—	2.2	—
Restaurant closure charges	0.4	2.9	1.9	3.1
Remodel-related costs	0.7	0.8	0.9	1.5
Lease modification gain, net	—	—	(0.5)	(3.1)
Acquisition of franchise restaurants costs, net	—	2.0	—	1.5
Other	0.8	2.0	2.2	3.8
	$5.4	$12.3	$9.2	$11.4
Fiscal 2021
•Restaurant impairment charges during the thirteen and twenty-six week periods ended December 23, 2020 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants and three underperforming Maggiano’s restaurants that we continue to operate.
•COVID-19 related charges consists of costs related to both Chili’s and Maggiano’s:
–employee assistance and related payroll taxes for certain team members,
–conversion of certain parking lots into dining areas, and
–initial purchases of restaurant supplies such as face masks and hand sanitizers required to continue to reopen dining rooms.
•Restaurant closure charges primarily relates to closure costs and leases associated with certain closed Chili’s restaurants.
•Remodel-related costs relate to fixed asset disposals associated with the ongoing Chili’s remodel initiative.
•Lease modification gain, net in the twenty-six week period ended December 23, 2020 relates to the lease terminations of certain Chili’s operating lease liabilities.
Fiscal 2020
•Restaurant impairment charges during the thirteen and twenty-six week periods ended December 25, 2019 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants.
•    Restaurant closure charges during the thirteen and twenty-six week periods ended December 25, 2019 primarily related to leases on certain closed Chili’s restaurants.
•    Lease modification gain, net during the twenty-six week period ended December 25, 2019 included the first quarter of fiscal 2020 gain related to the lease termination of a previously impaired Chili’s operating lease.
•    Acquisition of franchise restaurants costs, net during the thirteen and twenty-six week periods ended December 25, 2019 related to the 116 restaurants acquired from a franchisee, refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition.

Footnote Index
5. INCOME TAXES

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Effective income tax rate	(46.3)%	3.8%	(23.4)%	6.6%
The federal statutory tax rate for the periods presented was 21.0%.
Fiscal 2021
Our effective income tax rate for the thirteen and twenty-six week periods ended December 23, 2020 was lower than the federal statutory rate primarily due to lower income before income taxes and the favorable impact from the FICA tip tax credit. The twenty-six week period ended December 23, 2020 also included the favorable impact of excess tax windfalls associated with stock-based compensation.
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

Twenty-Six Week Period Ended
December 23, 2020
Income tax expense at statutory rate - 21.0%	$3.9
FICA tip tax credit	(6.8)
Stock-based compensation tax windfall	(1.2)
State income taxes, net of federal benefit	1.3
Other	(1.5)
Provision (benefit) for income taxes - (23.4%)	$(4.3)
Fiscal 2020
Our effective income tax rate for the thirteen and twenty-six week periods ended December 25, 2019 was lower than the federal statutory rate due to the favorable impact from the FICA tip tax credit.
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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Basic weighted average shares outstanding	45.3	37.4	45.2	37.4
Dilutive stock options	0.2	0.1	0.1	0.1
Dilutive restricted shares	0.6	0.6	0.6	0.6
Total dilutive impact	0.8	0.7	0.7	0.7
Diluted weighted average shares outstanding	46.1	38.1	45.9	38.1

Awards excluded due to anti-dilutive effect	0.6	1.1	1.1	1.2

Footnote Index
7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, principally in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 27 countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business.
Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues. Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, Maggiano’s banquet service charge income, franchise and development fees, gift card discount costs from third-party gift card sales and merchandise income. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, repairs and maintenance, delivery fees, utilities, property taxes, credit card processing fees and advertising. The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$683.0	$63.2	$—	$746.2
Royalties	7.6	0.1	—	7.7
Franchise fees and other revenues	5.8	1.0	—	6.8
Franchise and other revenues	13.4	1.1	—	14.5
Total revenues	696.4	64.3	—	760.7

Food and beverage costs	183.7	15.2	—	198.9
Restaurant labor	233.4	22.4	—	255.8
Restaurant expenses	188.7	22.1	0.5	211.3
Depreciation and amortization	30.8	3.4	3.0	37.2
General and administrative	5.4	1.3	23.3	30.0
Other (gains) and charges	4.4	0.8	0.2	5.4
Total operating costs and expenses	646.4	65.2	27.0	738.6
Operating income (loss)	50.0	(0.9)	(27.0)	22.1
Interest expenses	1.4	0.1	12.9	14.4
Other income, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before income taxes	$48.8	$(1.0)	$(39.6)	$8.2

Footnote Index

	Thirteen Week Period Ended December 25, 2019
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$728.4	$119.1	$—	$847.5
Royalties	9.9	—	—	9.9
Franchise fees and other revenues	4.8	7.1	—	11.9
Franchise and other revenues	14.7	7.1	—	21.8
Total revenues	743.1	126.2	—	869.3

Food and beverage costs	195.1	28.0	—	223.1
Restaurant labor	251.0	40.8	—	291.8
Restaurant expenses	194.2	30.4	0.1	224.7
Depreciation and amortization	32.1	4.0	3.2	39.3
General and administrative	8.5	1.5	24.6	34.6
Other (gains) and charges	10.6	—	1.7	12.3
Total operating costs and expenses	691.5	104.7	29.6	825.8
Operating income (loss)	51.6	21.5	(29.6)	43.5
Interest expenses	1.1	—	13.9	15.0
Other income, net	(0.1)	—	(0.4)	(0.5)
Income (loss) before income taxes	$50.6	$21.5	$(43.1)	$29.0

	Twenty-Six Week Period Ended December 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,358.0	$116.4	$—	$1,474.4
Royalties	14.2	0.1	—	14.3
Franchise fees and other revenues	10.7	1.4	—	12.1
Franchise and other revenues	24.9	1.5	—	26.4
Total revenues	1,382.9	117.9	—	1,500.8

Food and beverage costs	364.5	27.9	—	392.4
Restaurant labor	461.6	42.2	—	503.8
Restaurant expenses	370.1	42.9	0.8	413.8
Depreciation and amortization	61.4	7.0	6.2	74.6
General and administrative	10.8	2.6	47.1	60.5
Other (gains) and charges	8.0	0.9	0.3	9.2
Total operating costs and expenses	1,276.4	123.5	54.4	1,454.3
Operating income (loss)	106.5	(5.6)	(54.4)	46.5
Interest expenses	2.8	0.1	26.1	29.0
Other income, net	(0.3)	—	(0.6)	(0.9)
Income (loss) before income taxes	$104.0	$(5.7)	$(79.9)	$18.4

Segment assets	$1,929.5	$226.3	$201.9	$2,357.7
Segment goodwill	149.6	38.4	—	188.0
Payments for property and equipment	32.8	1.0	3.3	37.1

Footnote Index

	Twenty-Six Week Period Ended December 25, 2019
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$1,405.9	$205.5	$—	$1,611.4
Royalties	21.7	0.1	—	21.8
Franchise fees and other revenues	11.1	11.0	—	22.1
Franchise and other revenues	32.8	11.1	—	43.9
Total revenues	1,438.7	216.6	—	1,655.3

Food and beverage costs	377.5	49.4	—	426.9
Restaurant labor	484.1	76.2	—	560.3
Restaurant expenses	375.0	56.7	0.3	432.0
Depreciation and amortization	62.8	8.0	6.6	77.4
General and administrative	17.6	3.2	51.8	72.6
Other (gains) and charges	9.0	0.1	2.3	11.4
Total operating costs and expenses	1,326.0	193.6	61.0	1,580.6
Operating income (loss)	112.7	23.0	(61.0)	74.7
Interest expenses	2.0	—	27.9	29.9
Other income, net	(0.3)	—	(0.7)	(1.0)
Income (loss) before income taxes	$111.0	$23.0	$(88.2)	$45.8

Payments for property and equipment	$42.4	$4.2	$4.8	$51.4
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
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets that include reacquired franchise rights and other items such as trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at December 23, 2020 and June 24, 2020, of $8.5 million and $7.5 million, respectively.
Definite Lived Assets Impairment
Definite lived assets include property, equipment, operating lease assets and reacquired franchise rights. During the thirteen and twenty-six week periods ended December 23, 2020, we impaired certain long-lived assets and operating

Footnote Index
lease assets primarily related to 10 underperforming Chili’s and three underperforming Maggiano’s restaurants. During the thirteen and twenty-six week periods ended December 25, 2019, we impaired certain long-lived assets primarily related to 10 underperforming Chili’s restaurants. Additionally, we impaired certain finance and operating lease assets related to previously closed Chili’s restaurants. We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment expenses recorded on these impaired restaurants for the periods presented.

			Impairment Charges
	Pre-Impairment Carrying Value		Thirteen and Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Underperforming restaurants
Long-lived assets	$2.2	$4.5	$2.2	$4.5
Reacquired franchise rights assets	0.1	—	0.1	—
Operating lease assets	1.1	—	0.2	—
Finance lease assets	—	0.1	—	0.1
Total underperforming restaurants	$3.4	$4.6	$2.5	$4.6
Closed restaurants
Operating lease assets	$—	$6.4	$—	$1.8
Finance lease assets	—	5.8	—	1.4
Total closed restaurants	$—	$12.2	$—	$3.2
Indefinite Lived Assets Impairment
We determine the fair value of transferable liquor licenses based on prices in the open market for licenses in the same or similar jurisdictions that is considered Level 2. During the thirteen and twenty-six week periods ended December 23, 2020 and December 25, 2019, no indicators of impairment were identified.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if the result of the qualitative assessment indicates a potential impairment, then the fair value of the reporting unit is compared to its carrying value. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill.
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
We performed a detailed quantitative assessment in the third quarter of fiscal 2020 of our goodwill balances associated with both reporting units. This assessment was performed in response to observed indicators of impairment that were primarily driven by the impact of the COVID-19 pandemic on our business. These indicators were significant declines in operating cash flows and market capitalization. Based on this assessment, we concluded that our goodwill and indefinite-lived intangible assets were not impaired at that time. We updated this assessment in the fourth quarter of fiscal 2020 and again concluded no impairment triggering event existed based on improved market capitalization and improved operating results compared to projections in the detailed quantitative assessment prepared in the third quarter of fiscal 2020. Our operating results and operating cash flows have continued to outperform our initial quantitative assessment in the first and second quarters of fiscal 2021. Our stock price and market capitalization have also increased to levels greater than before the COVID-19 pandemic began in the United States. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2021 using a

Footnote Index
qualitative approach based on these factors and no indicators of impairment were identified. Our ability to operate dining and banquet rooms and generate off-premise sales at our restaurants is critical to avoiding a future triggering event as the impact of the COVID-19 pandemic continues. Management’s judgments about the impact of the pandemic could change as additional developments occur. We will continue to monitor and evaluate our results to determine if a more detailed assessment is necessary.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	December 23, 2020		June 24, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.1	$299.3	$299.0	$282.8
5.000% notes	347.0	364.0	346.7	330.8
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Operating lease cost	$42.0	$41.9	$83.7	$79.2
Variable lease cost	14.9	15.1	28.9	28.3
Finance lease amortization	4.2	3.1	8.2	5.7
Finance lease interest	1.4	1.1	2.9	2.0
Short-term lease cost	0.1	0.5	0.2	0.7
Sublease income	(1.2)	(1.2)	(2.2)	(2.3)
Total lease costs, net	$61.4	$60.5	$121.7	$113.6

Footnote Index
Lease Maturity Analysis
As of December 23, 2020, the future minimum lease payments on finance and operating leases, as well as sublease income, were as follows:

	December 23, 2020
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
Remainder of 2021	$10.9	$84.0	$1.7
2022	22.5	173.0	3.2
2023	20.9	160.8	2.6
2024	11.4	149.9	1.8
2025	9.4	140.2	1.8
Thereafter	53.6	879.8	4.8
Total future lease payments(1)	128.7	1,587.7	$15.9
Less: Imputed interest	29.6	436.1
Present value of lease liability	$99.1	$1,151.6
(1)Finance and Operating leases total future lease payments represent the contractual obligations due under the contract, including certain cancellable option periods where we are reasonably assured to exercise the options. Included in the Total future lease payments as of December 23, 2020 was non-cancelable lease commitments of $108.1 million for finance leases, and $1,073.5 million for operating leases.
10. DEBT
Long-term debt consists of the following:

	December 23, 2020	June 24, 2020
Revolving credit facility	$406.3	$472.9
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	99.1	102.1
Total long-term debt	1,155.4	1,225.0
Less: unamortized debt issuance costs and discounts	(3.9)	(4.3)
Total long-term debt, less unamortized debt issuance costs and discounts	1,151.5	1,220.7
Less: current installments of long-term debt(1)	(16.9)	(12.2)
Long-term debt less current installments	$1,134.6	$1,208.5
(1)Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
In the twenty-six week period ended December 23, 2020, net repayments of $66.6 million were made on the $1.0 billion revolving credit facility. As of December 23, 2020, $593.7 million of credit was available under the revolving credit facility.
Amended Revolving Credit Agreement
In the first quarter of fiscal 2021, we executed the seventh amendment to our revolving credit facility, extending the maturity date to December 12, 2022. This amendment requires a capacity reduction to $900.0 million from $1.0 billion which will occur on September 12, 2021. The issuance of certain debt or preferred equity interests will result in an immediate capacity reduction, an interest rate reduction of 0.250% on the spread, and 0.100% reduction on the undrawn fee if the issuance exceeds $250.0 million pursuant to the terms of the agreement.

Footnote Index
The revolving credit facility bears interest of LIBOR plus an applicable margin of 2.250% to 3.000% and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. As of December 23, 2020, our interest rate was 3.750% consisting of the LIBOR floor of 0.750% plus the applicable margin of 3.000%.
In the twenty-six week period ended December 23, 2020, we incurred $2.2 million of debt issuance costs, associated with the revolver amendment, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of December 23, 2020, we are in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2021.
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	December 23, 2020	June 24, 2020
Property tax	$24.3	$22.9
Insurance	21.4	20.7
Current installments of finance leases	16.9	12.2
Sales tax	16.7	13.3
Utilities and services	8.3	8.3
Interest	7.1	7.5
State income tax payable	4.8	—
Cyber security incident	3.4	3.4
Other(1)	14.0	12.3
	$116.9	$100.6
(1)Other primarily consists of charitable donations, banquet deposits for Maggiano’s events, rent-related expenses, deferred franchise and development fees and other various accruals.
Other liabilities consist of the following:

	December 23, 2020	June 24, 2020
Deferred payroll taxes(1)	$53.2	$12.9
Insurance	34.2	33.7
Deferred franchise fees	10.8	11.6
Unrecognized tax benefits	2.1	2.1
Other	6.4	6.8
	$106.7	$67.1
(1)    Deferred payroll taxes consists of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which will be repaid in two equal installments on December 31, 2021 and December 31, 2022.

Footnote Index
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the twenty-six week periods ended December 23, 2020 and December 25, 2019, respectively, were as follows:

	Twenty-Six Week Period Ended December 23, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of common stock	—	(9.0)	—	12.0	—	3.0
Balance at September 23, 2020	7.0	663.2	(386.8)	(742.6)	(5.9)	(465.1)
Net income	—	—	12.0	—	—	12.0
Other comprehensive income	—	—	—	—	0.5	0.5
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.0	—	—	—	3.0
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	1.2	—	4.3	—	5.5
Balance at December 23, 2020	$7.0	$667.4	$(374.8)	$(738.3)	$(5.4)	$(444.1)

	Twenty-Six Week Period Ended December 25, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	17.6	525.1	2,967.4	(4,089.4)	(5.8)	(585.1)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	2.6	—	—	—	2.6
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	(0.4)	—	0.6	—	0.2
Retirement of treasury stock	(11.4)	—	(3,345.4)	3,356.8	—	—
Balance at December 25, 2019	$6.2	$527.3	$(364.7)	$(732.0)	$(5.7)	$(568.9)

Footnote Index
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. Before this suspension, we paid dividends of $0.38 per share quarterly. In the twenty-six week period ended December 23, 2020, dividends paid solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. In the twenty-six week period ended December 25, 2019, we paid dividends of $29.0 million to common stock shareholders.
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Stock options
Stock options granted	—	0.3
Weighted average exercise price per share	$—	$38.51
Weighted average fair value per share	$—	$6.83
Restricted share awards
Restricted share awards granted	0.5	0.3
Weighted average fair value per share	$39.89	$38.59
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
In the twenty-six week period ended December 23, 2020, we repurchased 0.1 million shares from team members to satisfy tax withholding obligations on the vesting of restricted shares. Before the suspension, in the twenty-six week period ended December 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million.
Effect of Adoption of ASC 842
In the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment increase to Retained earnings (accumulated deficit) for the change in accounting principle.
Retirement of Treasury Stock
During the thirteen week period ended December 25, 2019, the Board of Directors approved the retirement of 114.0 million shares of Treasury stock for a weighted average price per share of $29.45.

Footnote Index
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Income taxes, net of (refunds)	$(0.8)	$(8.1)
Interest, net of amounts capitalized	26.2	27.2
Non-cash operating, investing and financing activities are as follows:

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Operating lease additions(1)	$38.0	$203.2
Accrued capital expenditures	7.9	9.0
Retirement of fully depreciated assets	7.7	9.2
Dividends declared but not paid	—	15.0
(1)Operating lease additions include new operating lease assets obtained in exchange for new operating lease liabilities. The twenty-six week period ended December 25, 2019 included operating lease additions associated with the 116 restaurants purchased from a former franchisee on September 5, 2019 acquisition date. Refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition for details.
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 23, 2020 and June 24, 2020, we have outstanding lease guarantees or are secondarily liable for $35.5 million and $39.7 million, respectively. These amounts represent the maximum potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2021 through fiscal 2027. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 23, 2020, we had $29.5 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 4 to 10 months.
Cyber Security Incident
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data.
Cyber Security Related Charges
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. Our cyber liability insurance policy contained a $2.0 million insurance retention that was fully accrued during fiscal 2018. Since the incident, through December 23, 2020, we have incurred total cumulative costs of $8.6 million related to the cyber security incident. This includes the $2.0 million retention recorded, $2.2 million in costs that have been reimbursed by our insurance carriers, $3.9 million of receivables for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage and $0.5 million of costs not reimbursable by our insurance

Footnote Index
carriers. We have settled claims from three payment card companies, and the settlement amounts are included in these costs. We do not expect material claims from payment card companies in the future.
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
Briefing on Plaintiffs’ motion for class certification is complete. A hearing on Plaintiffs’ motion is scheduled for February 25, 2021. Brinker filed a motion to exclude Plaintiffs’ damages expert. Briefing on that is also complete and the parties await the court’s ruling. Mediation was held on November 18, 2020 but was unsuccessful.
We believe we have defenses and intend to continue defending the Litigation. As such, as of December 23, 2020, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
Net acquisition-related charges of $2.0 million and $1.5 million were recorded during the thirteen and twenty-six week periods ended December 25, 2019, respectively, to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). In the thirteen week period ended December 25, 2019, the net charges consisted of $1.6 million of professional services, transaction and transition related costs, and a $0.4 million true-up associated with the ERJ-Brinker sublease market valuations. In the twenty-six week period ended December 25, 2019, the net charges consisted of $3.1 million of professional services, transaction and transition related costs associated with the purchase, and $1.0 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition, partially offset by $2.6 million of franchise deferred revenues balance that were fully recognized at the date of the acquisition.

Footnote Index
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
16. SUBSEQUENT EVENTS
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. Along with providing funding for normal governmental operation, the bill provides for additional COVID-19 focused relief. The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The provisions that impact Brinker are not material.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 23, 2020 and December 25, 2019, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At December 23, 2020, we owned, operated or franchised 1,655 restaurants, consisting of 1,118 Company-owned restaurants and 537 franchised restaurants, located in the United States, 27 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Our Chili’s and Maggiano’s locations support our virtual brand offering, It’s Just Wings® through our partnership with DoorDash.
Impact of COVID-19 Pandemic
The COVID-19 global pandemic caused a significant decrease in guest traffic and sales over the past three quarters. In fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms and transitioned to an off-premise business model by leveraging our carryout and delivery capabilities. We began opening dining rooms again in May 2020 and have maintained open dining rooms in accordance with state and local government mandates since then. At the end of the second quarter of fiscal 2021, approximately 80% of our Company-owned restaurant dining and banquet rooms or patios were open in a limited capacity.
In order to enhance the safety of our team members and guests, we have implemented mandatory table distancing as an added safety measure and increased our already strict sanitation requirements. We conduct daily health and temperature checks for all employees before they begin their shift and require face coverings to be worn by all restaurant employees at all times. Our priority is to protect the health and safety of team members and guests while continuing to serve our communities.
The COVID-19 pandemic has negatively impacted our revenues and traffic. The ultimate impacts of the COVID-19 pandemic in both the short and long term is difficult to estimate due to the uncertainty about the duration of the pandemic, the availability and acceptance of preventative vaccines and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which COVID-19 may impact our business, including the capacity of our dining rooms, what operational restrictions may be imposed, and our ability to fully staff reopened dining rooms. As such, we have taken a number of proactive measures to adapt our business to lower demand levels during the COVID-19 pandemic, including measures to significantly reduce costs, capital expenditures, and maintain liquidity. We will continue to closely monitor and adapt to the evolving situation.
Operations Strategy
We are committed to strategies and a Company culture that we believe are centered on a guest experience. This includes improving guest traffic, growing sales and profit, engaging team members and working to return our business to pre-pandemic levels. Our strategies and culture are intended to differentiate our brands from the competition, effectively and efficiently manage our restaurants and establish a lasting presence for our brands in key markets around the world.
Our primary strategy remains to make our guests feel special through great food and quality service so that they return to our restaurants. Our guest survey scores on food quality and service reached an all-time high last fiscal year and continued to improve during the pandemic as we continued to provide great food and service. We believe our enhanced safety training and systems have also created a safer environment for our team members and guests.
Guest Engagement Through Technology - We continue to invest in our technology and off-premise options as more guests are opting for to-go and delivery. Our to-go menu is available through our Chili’s mobile app, on our Chili’s and Maggiano’s brand websites, through our exclusive delivery partner DoorDash, or by calling the restaurant. Since fiscal 2018, our off-premise business has grown by 226%. Chili’s exclusive partnership with DoorDash is instrumental in connecting with our guests and providing convenience, especially during the pandemic. DoorDash orders are sent directly into our point of sale system, which has facilitated a streamlined integration to our kitchens. We believe that guests will continue to prefer convenience and off-premise options after the pandemic concerns dissipate. We plan to continue investing in our technology systems to support our carryout and delivery capabilities.
In dining rooms, we use tabletop devices to engage our guests at the table. In fiscal 2020, we rolled out a new tabletop device at Chili’s to enhance this experience. These devices allow guests to pay at the table, reordering, digital entertainment, guest feedback and interaction with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty database includes more than 8 million members and allows us to customize offerings for these guests based on their purchase behavior. We plan to continue to shift more of our overall marketing spend to these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
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
Chili’s off-premise dining options including our virtual brand, It’s Just Wings, are a critical part of our strategy going forward. Chili’s off-premise sales, including both to-go and delivery, is approximately 46% of sales, with approximately 60% coming from to-go and 40% from delivery during the first two quarters of fiscal 2021. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continue to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards.
Maggiano’s - At Maggiano’s, we believe our focus on operating fundamentals and technology will provide the foundation for future efficiencies and growth. Maggiano’s also has an exclusive partnership with DoorDash. Our exclusive partnership creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. Our guests have the ability to order delivery directly through the Maggiano’s website, in addition to the DoorDash platforms. Maggiano’s has also leveraged carryout and delivery to sustain revenues during the pandemic; however, the banquet business has been significantly impacted in the second quarter of fiscal 2021 as large social gatherings are reduced or prohibited. Maggiano’s historically hosts a significant portion of its banquets in the holiday season.
Virtual Opportunities - It’s Just Wings, a virtual brand offering, launched on June 23, 2020 and is available only through DoorDash. This platform allows us to leverage our existing infrastructure, while adding minimal complexity in the restaurants. It’s Just Wings is a no-frills offering that consists of chicken wings available in 11 different sauces and rubs, curly fries, ranch dressing and fried Oreos for a value price. We will continue to identify opportunities to drive restaurant growth by utilizing our existing restaurant infrastructure and DoorDash partnership.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening six restaurants and entering into one new development agreement in the first two quarters of fiscal 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are supporting our franchise partners with opportunities to expand sales through the It’s Just Wings virtual brand.

Company Development -The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 23, 2020 and December 25, 2019, respectively, total full year projected openings in fiscal 2021, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019	Fiscal 2021	December 23, 2020	December 25, 2019
Company-owned restaurants
Chili’s domestic	1	4	4	5	8	1,061	1,060
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	52	52
Total Company-owned	1	4	4	5	8	1,118	1,117
Franchise restaurants
Chili’s domestic	—	1	1	2	2	171	180
Chili’s international	1	5	4	16	6-9	364	377
Maggiano’s domestic	1	—	1	—	1	2	1
Total franchise	2	6	6	18	9-12	537	558
Total restaurants
Chili’s domestic	1	5	5	7	10	1,232	1,240
Chili’s international	1	5	4	16	6-9	369	382
Maggiano’s domestic	1	—	1	—	1	54	53
Total	3	10	10	23	17-20	1,655	1,675
Relocations are not included in the table above. In the twenty-six week period ended December 23, 2020, we relocated two Chili’s domestic Company-owned restaurant, with no additional relocations planned for the remainder of fiscal 2021.
At December 23, 2020, we own property for 42 of the 1,118 Company-owned restaurants. The net book values associated with these restaurants included land of $33.1 million and buildings of $12.2 million.

RESULTS OF OPERATIONS
The following table sets forth selected operating data as a percentage of Total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Unaudited):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	December 23, 2020	December 25, 2019
Revenues
Company sales(1)	98.1%	97.5%	98.2%	97.3%
Franchise and other revenues(1)	1.9%	2.5%	1.8%	2.7%
Total revenues(1)	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Food and beverage costs(2)	26.7%	26.3%	26.6%	26.5%
Restaurant labor(2)	34.3%	34.4%	34.2%	34.8%
Restaurant expenses(2)	28.3%	26.6%	28.0%	26.8%
Depreciation and amortization(1)	4.9%	4.5%	5.0%	4.7%
General and administrative(1)	3.9%	4.0%	4.0%	4.4%
Other (gains) and charges(1)	0.7%	1.4%	0.6%	0.7%
Total operating costs and expenses(1)	97.1%	95.0%	96.9%	95.5%
Operating income(1)	2.9%	5.0%	3.1%	4.5%
Interest expenses(1)	1.9%	1.8%	1.9%	1.8%
Other (income), net(1)	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income taxes(1)	1.1%	3.3%	1.2%	2.8%
Provision (benefit) for income taxes(1)	(0.5)%	0.1%	(0.2)%	0.2%
Net income(1)	1.6%	3.2%	1.5%	2.6%
(1)As a percentage of Total revenues
(2)As a percentage of Company sales
Revenues
Thirteen and Twenty-Six Week Periods Ended December 23, 2020 compared to December 25, 2019
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues.
•Franchise and other revenues include Royalties and Franchise fees and other revenues. Franchise fees and other revenues include delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, Maggiano’s banquet service charge income, franchise and development fees, gift card discount costs from third-party gift card sales and merchandise income.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 25, 2019	$743.1	$126.2	$869.3
Change from:
Comparable restaurant sales(1)	(45.0)	(55.9)	(100.9)
Restaurant closures(2)	(6.7)	—	(6.7)
Restaurant openings	5.4	—	5.4
Restaurant relocations	0.9	—	0.9
Company sales	(45.4)	(55.9)	(101.3)
Royalties(4)	(2.3)	0.1	(2.2)
Franchise fees and other revenues	1.0	(6.1)	(5.1)
Franchise and other revenues	(1.3)	(6.0)	(7.3)
Thirteen Week Period Ended December 23, 2020	$696.4	$64.3	$760.7

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 25, 2019	$1,438.7	$216.6	$1,655.3
Change from:
Comparable restaurant sales(1)	(91.9)	(89.1)	(181)
Restaurant closures(2)	(16.5)	—	(16.5)
Restaurant acquisitions(3)	49.7	—	49.7
Restaurant openings	9.5	—	9.5
Restaurant relocations	1.3	—	1.3
Company sales	(47.9)	(89.1)	(137.0)
Royalties(4)	(7.5)	—	(7.5)
Franchise fees and other revenues	(0.4)	(9.6)	(10.0)
Franchise and other revenues	(7.9)	(9.6)	(17.5)
Twenty-Six Week Period Ended December 23, 2020	$1,382.9	$117.9	$1,500.8
(1)Comparable restaurant sales decreased due to lower dining room guest traffic resulting from temporary dining room closures, capacity limitations and personal safety preferences, partially offset by increased off-premise sales.
(2)Restaurant closures include the impact of permanently closed locations and temporary COVID-19 closures, that have extended past 14 consecutive days.
(3)We acquired 116 Chili’s restaurants from a franchisee effective September 5, 2019. This amount represents the change in Company sales attributed to these restaurants over the twenty-six week period ended December 23, 2020. Beginning in the second quarter of fiscal 2021, the change in Company sales attributed to these restaurants is included in Comparable restaurant sales.
(4)Lower royalties in the thirteen and twenty-six week periods ended December 23, 2020 are primarily due to the adverse impact of the COVID-19 pandemic. Our franchisees generated sales of approximately $187.7 million and $353.2 million for the thirteen and twenty-six week periods ended December 23, 2020, respectively, compared to $247.4 million and $545.8 million in sales for the thirteen and twenty-six week periods ended December 25, 2019, respectively.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 23, 2020 compared to December 25, 2019:

	Percentage Change in the Thirteen Week Period Ended December 23, 2020 versus December 25, 2019
	Comparable Restaurant Sales(1)(2)	Price Impact	Mix-Shift(3)	Traffic	Restaurant Capacity(4)
Company-owned	(12.1)%	0.4%	(7.7)%	(4.8)%	0.0%
Chili’s	(6.3)%	0.5%	(5.0)%	(1.8)%	0.0%
Maggiano’s	(47.0)%	0.7%	(9.9)%	(37.8)%	0.0%
Chili’s Franchise(5)	(9.0)%
U.S.	(4.7)%
International	(16.2)%
Chili’s Domestic(6)	(6.1)%
System-wide(7)	(11.7)%

	Percentage Change in the Twenty-Six Week Period Ended December 23, 2020 versus December 25, 2019
	Comparable Restaurant Sales(1)(2)	Price Impact	Mix-Shift(3)	Traffic	Restaurant Capacity(4)
Company-owned	(11.6)%	0.4%	(7.1)%	(4.9)%	3.7%
Chili’s	(6.7)%	0.3%	(4.5)%	(2.5)%	3.9%
Maggiano’s	(43.5)%	1.7%	(11.3)%	(33.9)%	0.0%
Chili’s Franchise(5)	(10.4)%
U.S.	(5.1)%
International	(19.3)%
Chili’s Domestic(6)	(6.5)%
System-wide(7)	(11.4)%
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
(5)Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Chili’s franchise comparable restaurant sales provides investors information regarding brand performance that is relevant to current operations.
(6)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(7)System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Costs and Expense
Thirteen Week Period Ended December 23, 2020 compared to December 25, 2019
The following is a summary of the change in Costs and Expenses:

	Thirteen Week Periods Ended				(Favorable) Unfavorable Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$198.9	26.7%	$223.1	26.3%	$(24.2)	0.4%
Restaurant labor	255.8	34.3%	291.8	34.4%	(36.0)	(0.1)%
Restaurant expenses	211.3	28.3%	224.7	26.6%	(13.4)	1.7%
Depreciation and amortization	37.2		39.3		(2.1)
General and administrative	30.0		34.6		(4.6)
Other (gains) and charges	5.4		12.3		(6.9)
Interest expenses	14.4		15.0		(0.6)
Other income, net	(0.5)		(0.5)		—
Food and beverage costs, as a percentage of Company sales, increased 0.4%, consisting of 0.3% of unfavorable commodity pricing primarily related to produce and dairy and 0.2% of unfavorable menu item mix, partially offset by 0.1% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, decreased 0.1% primarily consisting of 1.1% of favorable hourly labor expenses and 0.5% of favorable manager expenses both due to reduced staffing requirements, partially offset by 1.4% of sales deleverage and 0.1% of higher other labor expenses.
Restaurant expenses, as a percentage of Company sales, increased 1.7% primarily consisting of 3.2% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales and 2.2% of sales deleverage, partially offset by 2.0% of lower advertising expenses, 0.8% of lower repairs and maintenance expenses, 0.2% of lower credit card fees, 0.2% of lower utilities and 0.5% of lower other restaurant expenses.
Depreciation and amortization decreased $2.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 25, 2019	$39.3
Change from:
Retirements and fully depreciated restaurant assets	(5.8)
Additions for new and existing restaurant assets(1)	2.1
Finance leases	1.1
Corporate assets	0.4
Acquisition of franchise restaurants(2)	0.2
Other	(0.1)
Thirteen Week Period Ended December 23, 2020	$37.2
(1)Additions for new and existing restaurants increased due to capital purchases.
(2)Acquisition of franchise restaurants represents the change in depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019.

General and administrative expenses decreased $4.6 million as follows:

General and Administrative
Thirteen Week Period Ended December 25, 2019	$34.6
Change from:
Defined contribution plan employer expenses(1)	(2.4)
Payroll-related expenses	(1.0)
Travel and entertainment expenses	(0.6)
Professional fees	(0.2)
Performance-based compensation	0.4
Stock-based compensation	0.4
Other	(1.2)
Thirteen Week Period Ended December 23, 2020	$30.0
(1)Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions from May 2020 through December 2020.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 23, 2020	December 25, 2019
Restaurant impairment charges	$2.5	$4.6
COVID-19 related charges	1.0	—
Restaurant closure charges	0.4	2.9
Remodel-related costs	0.7	0.8
Acquisition of franchise restaurants costs, net	—	2.0
Other	0.8	2.0
	$5.4	$12.3
Interest expenses decreased $0.6 million primarily due to lower average borrowing balances on our revolving credit facility, partially offset by higher interest expenses due to the Chili’s tabletop device finance lease which rolled out to restaurants beginning in the second quarter of fiscal 2020 and completed in the fourth quarter of fiscal 2020 and higher interest rates on our revolving credit facility in the thirteen week period ended December 23, 2020.

Twenty-Six Week Period Ended December 23, 2020 compared to December 25, 2019
The following is a summary of the change in costs and expenses:

	Twenty-Six Week Periods Ended				(Favorable) Unfavorable Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$392.4	26.6%	$426.9	26.5%	$(34.5)	0.1%
Restaurant labor	503.8	34.2%	560.3	34.8%	(56.5)	(0.6)%
Restaurant expenses	413.8	28.0%	432.0	26.8%	(18.2)	1.2%
Depreciation and amortization	74.6		77.4		(2.8)
General and administrative	60.5		72.6		(12.1)
Other (gains) and charges	9.2		11.4		(2.2)
Interest expenses	29.0		29.9		(0.9)
Other income, net	(0.9)		(1.0)		0.1
Food and beverage costs, as a percentage of Company sales, increased 0.1% consisting of 0.2% of unfavorable commodity pricing related to dairy, partially offset by 0.1% of increased menu pricing.
Restaurant labor, as a percentage of Company sales, decreased 0.6% consisting of 1.3% favorable hourly labor expenses and 0.7% of favorable manager expenses both due to reduced staffing requirements, partially offset by 1.3% of sales deleverage and 0.1% of higher other labor expenses.
Restaurant expenses, as a percentage of Company sales, increased 1.2% consisting of 3.3% of higher expenses related to delivery fees and supplies in connection with the growth in off-premise sales and 2.0% of sales deleverage, partially offset by 2.0% of lower advertising expenses, 1.1% of lower repairs and maintenance expenses, 0.3% of lower credit card fees, 0.2% of lower utilities expenses and 0.5% of lower other restaurant expenses.
Depreciation and amortization decreased $2.8 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 25, 2019	$77.4
Change from:
Retirements and fully depreciated restaurant assets	(12.2)
Additions for existing and new restaurant assets(1)	4.2
Acquisition of Chili’s restaurants(2)	2.3
Finance leases	1.9
Corporate assets	0.8
Other	0.2
Twenty-Six Week Period Ended December 23, 2020	$74.6
(1)Additions for existing and new restaurant assets increased related to capital purchases.
(2)Acquisition of Chili’s restaurants represents the change in depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019. The increase resulting from the timing of the acquisition.

General and administrative expenses decreased $12.1 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 25, 2019	$72.6
Change from:
Defined contribution plan employer expenses(1)	(5.0)
Stock-based compensation(2)	(2.8)
Payroll-related expenses	(2.1)
Professional fees	(1.5)
Travel and entertainment expenses	(1.4)
Performance-based compensation	2.2
Other	(1.5)
Twenty-Six Week Period Ended December 23, 2020	$60.5
(1)Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions from May 2020 through December 2020.
(2)Stock-based compensation decreased primarily due to the acceleration of stock-based compensation expenses in the first quarter of fiscal 2020 for retirement eligible executives. Prior to fiscal 2021, retirement eligibility resulted in the compensation being recognized in full upon grant as there was no substantive vesting period. In fiscal 2021, the retirement eligible executives received 20% of their stock-based compensation as awards with no substantive vesting period. Their remaining 80% of stock-based compensation granted in fiscal 2021 will be amortized evenly over the three year vesting period.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Restaurant impairment charges	$2.5	$4.6
COVID-19 related charges	2.2	—
Restaurant closure charges	1.9	3.1
Remodel-related costs	0.9	1.5
Lease modification gain, net	(0.5)	(3.1)
Acquisition of franchise restaurants costs, net	—	1.5
Other	2.2	3.8
	$9.2	$11.4
Interest expenses decreased $0.9 million consisting of lower average borrowing balances on our revolving credit facility, partially offset by higher interest expenses for the Chili’s tabletop device finance lease which rolled out to restaurants beginning in the second quarter of fiscal 2020 and completed in the fourth quarter of fiscal 2020, higher interest rates on our revolving credit facility in the twenty-six week period ended December 23, 2020.

Segment Results
The rise in COVID-19 cases during the second quarter resulted in some dining room closures and capacity restrictions which have negatively impacted our results. Capacity restrictions related to the ongoing COVID-19 pandemic vary by location due to state and local mandates. These capacity restrictions and personal safety preferences have resulted in lower overall guest traffic and many guests have shifted to our off-premise dining options. This shift has changed our staffing requirements, expenses associated with off-premise and other operational expenses which are noted below.
Chili’s Segment
Thirteen Week Period Ended December 23, 2020 compared to December 25, 2019

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 23, 2020	December 25, 2019
Company sales	$683.0	$728.4	$(45.4)	(6.2)%
Royalties	7.6	9.9	(2.3)	(23.2)%
Franchise fees and other revenues	5.8	4.8	1.0	20.8%
Franchise and other revenues	13.4	14.7	(1.3)	(8.8)%
Total revenues	$696.4	$743.1	$(46.7)	(6.3)%
Chili’s Total revenues decreased by 6.3% primarily due to lower dining room guest traffic, partially offset by increased off-premise sales including It’s Just Wings. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the change in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$183.7	26.9%	$195.1	26.8%	$11.4	0.1%
Restaurant labor	233.4	34.2%	251.0	34.4%	17.6	(0.2)%
Restaurant expenses	188.7	27.6%	194.2	26.7%	5.5	0.9%
Depreciation and amortization	30.8		32.1		1.3
General and administrative	5.4		8.5		3.1
Other (gains) and charges	4.4		10.6		6.2
Chili’s Food and beverage costs, as a percentage of Company sales, increased 0.1%, consisting of 0.3% of unfavorable commodity pricing primarily related to produce and dairy, partially offset by 0.1% of favorable menu item mix and 0.1% of increased menu pricing.
Chili’s Restaurant labor, as a percentage of Company sales, decreased 0.2% consisting of 0.5% of favorable hourly labor expenses and 0.3% of favorable manager expenses both due to reduced staffing requirements, partially offset by 0.6% of sales deleverage.
Chili’s Restaurant expenses, as a percentage of Company sales, increased 0.9% consisting of 3.5% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales and 1.4% of sales deleverage, partially offset by 2.3% of lower advertising expenses, 0.7% of lower repairs and maintenance expenses, 0.3% of lower supervision expenses, 0.2% of lower credit card fees and 0.5% of lower other restaurant expenses.

Chili’s Depreciation and amortization decreased $1.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 25, 2019	$32.1
Change from:
Retirements and fully depreciated restaurant assets	(4.6)
Additions for new and existing restaurant assets(1)	2.0
Finance leases	1.0
Acquisition of franchise restaurants	0.2
Other	0.1
Thirteen Week Period Ended December 23, 2020	$30.8
(1)Additions for new and existing restaurants increased due to capital purchases.
Chili’s General and administrative decreased $3.1 million consisting primarily of a decrease in defined contribution plan employer expenses, stock-based compensation and payroll-related expenses.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 23, 2020	December 25, 2019
Restaurant impairment charges	$2.1	$4.6
COVID-19 related charges	1.0	—
Restaurant closure charges	0.3	2.9
Remodel-related costs	0.7	0.8
Acquisition of franchise restaurants costs, net	—	2.0
Other	0.3	0.3
	$4.4	$10.6
Twenty-Six Week Period Ended December 23, 2020 compared to December 25, 2019

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 23, 2020	December 25, 2019
Company sales	$1,358.0	$1,405.9	$(47.9)	(3.4)%
Royalties	14.2	21.7	(7.5)	(34.6)%
Franchise fees and other revenues	10.7	11.1	(0.4)	(3.6)%
Franchise and other revenues	24.9	32.8	(7.9)	(24.1)%
Total revenues	$1,382.9	$1,438.7	$(55.8)	(3.9)%
Chili’s Total revenues decreased 3.9% primarily due lower dining room guest traffic, partially offset by increased off-premise sales including It’s Just Wings and the acquisition of 116 Chili’s restaurants on September 5, 2019. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the change in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$364.5	26.8%	$377.5	26.9%	$13.0	(0.1)%
Restaurant labor	461.6	34.0%	484.1	34.4%	22.5	(0.4)%
Restaurant expenses	370.1	27.3%	375.0	26.7%	4.9	0.6%
Depreciation and amortization	61.4		62.8		1.4
General and administrative	10.8		17.6		6.8
Other (gains) and charges	8.0		9.0		1.0
Chili’s Food and beverage costs, as a percentage of Company sales, decreased 0.1%, consisting of 0.2% of favorable menu item mix and 0.1% of increased menu pricing, partially offset by 0.2% of unfavorable commodity pricing primarily related to produce and dairy.
Chili’s Restaurant labor, as a percentage of Company sales, decreased 0.4% primarily consisting of 0.7% of favorable hourly labor expenses and 0.5% of favorable manager expenses both due to reduced staffing requirements, and 0.1% of lower other labor expenses, partially offset by 0.9% of sales deleverage.
Chili’s Restaurant expenses, as a percentage of Company sales, increased 0.6% primarily consisting of 3.5% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales and 1.6% of sales deleverage, partially offset by 2.4% of lower advertising expenses, 1.1% of lower repairs and maintenance expenses, 0.3% of lower utilities, 0.1% of lower credit card fees and 0.6% of lower other restaurant expenses.
Chili’s Depreciation and amortization decreased $1.4 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 25, 2019	$62.8
Change from:
Retirements and fully depreciated restaurant assets	(9.8)
Additions for existing and new restaurant assets(1)	3.9
Acquisition of Chili’s restaurants(2)	2.3
Finance leases	1.9
Other	0.3
Twenty-Six Week Period Ended December 23, 2020	$61.4
(1)Additions for existing and new restaurant assets increased related to capital purchases.
(2)Acquisition of Chili’s restaurants represents the change in depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019. The increase resulting from the timing of the acquisition.
Chili’s General and administrative decreased $6.8 million primarily consisting of $4.0 million of lower defined contribution plan employer expenses, $1.0 million of lower payroll-related expenses, $0.8 million of lower stock-based compensation expenses and $0.7 million of lower travel and entertainment expenses.

Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019
Restaurant impairment charges	$2.1	$4.6
COVID-19 related charges	2.1	—
Restaurant closure charges	1.8	3.1
Remodel-related costs	0.9	1.5
Lease modification gain, net	(0.5)	(3.1)
Acquisition of franchise restaurants costs, net	—	1.5
Other	1.6	1.4
	$8.0	$9.0
Maggiano’s Segment
Thirteen Week Period Ended December 23, 2020 compared to December 25, 2019

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 23, 2020	December 25, 2019
Company sales	$63.2	$119.1	$(55.9)	(46.9)%
Royalties	0.1	0.0	0.1	100.0%
Franchise fees and other revenues	1.0	7.1	(6.1)	(85.9)%
Franchise and other revenues	1.1	7.1	(6.0)	(84.5)%
Total revenues	$64.3	$126.2	$(61.9)	(49.0)%
Maggiano’s Total revenues decreased 49.0% primarily due to lower dining room guest traffic including lower banquet volumes driven by the COVID-19 pandemic, partially offset by increased off-premise sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the change in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$15.2	24.1%	$28.0	23.5%	$12.8	0.6%
Restaurant labor	22.4	35.4%	40.8	34.3%	18.4	1.1%
Restaurant expenses	22.1	35.0%	30.4	25.5%	8.3	9.5%
Depreciation and amortization	3.4		4.0		0.6
General and administrative	1.3		1.5		0.2
Other (gains) and charges	0.8		—		(0.8)
Maggiano’s Food and beverage costs, as a percentage of Company sales, increased 0.6%, consisting of 0.4% of unfavorable menu item mix and 0.3% of unfavorable commodity pricing primarily related to produce and pasta, partially offset by 0.1% of increased menu pricing.
Maggiano’s Restaurant labor, as a percentage of Company sales, increased 1.1% consisting of 4.4% of favorable hourly labor expenses and 0.9% of favorable manager expenses both due to reduced staffing requirements, partially offset by 6.0% of sales deleverage and 0.4% of higher employee health insurance expenses.
Maggiano’s Restaurant expenses, as a percentage of Company sales, increased 9.5% primarily consisting of 12.7% of sales deleverage and 1.3% of higher expenses related to delivery fees and supplies driven by the growth in off-

premise sales, partially offset by 1.3% of lower repairs and maintenance expenses, 0.9% of lower banquet expenses, 0.7% of lower advertising expenses, 0.6% of lower credit card fees, 0.5% of lower utilities and 0.5% of lower other restaurant expenses.
Twenty-Six Week Period Ended December 23, 2020 compared to December 25, 2019

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 23, 2020	December 25, 2019
Company sales	$116.4	$205.5	$(89.1)	(43.4)%
Royalties	0.1	0.1	0.0	—%
Franchise fees and other revenues	1.4	11.0	(9.6)	(87.3)%
Franchise and other revenues	1.5	11.1	(9.6)	(86.5)%
Total revenues	$117.9	$216.6	$(98.7)	(45.6)%
Maggiano’s Total revenues decreased 45.6% due to lower comparable restaurant sales driven by reduced dining and banquet room traffic due to the COVID-19 pandemic, partially offset by increased off-premise sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the change in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 23, 2020		December 25, 2019
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$27.9	24.0%	$49.4	24.0%	$21.5	—%
Restaurant labor	42.2	36.2%	76.2	37.1%	34.0	(0.9)%
Restaurant expenses	42.9	36.9%	56.7	27.6%	13.8	9.3%
Depreciation and amortization	7.0		8.0		1.0
General and administrative	2.6		3.2		0.6
Other (gains) and charges	0.9		0.1		(0.8)
Maggiano’s Food and beverage costs, as a percentage of Company sales, were flat consisting of 0.2% of unfavorable commodity pricing primarily related to pasta and seafood, offset by 0.2% of favorable menu item mix.
Maggiano’s Restaurant labor, as a percentage of Company sales, decreased 0.9% primarily consisting of 5.6% of favorable hourly labor expenses and 1.4% of favorable manager expenses both due to reduced staffing requirements, partially offset by 5.8% of sales deleverage and 0.3% of higher employee health insurance expenses.
Maggiano’s Restaurant expenses, as a percentage of Company sales, increased 9.3% primarily consisting of 11.2% of sales deleverage and 1.8% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales, partially offset by 1.6% of lower repairs and maintenance expenses, 0.7% of lower credit card fees, 0.5% of lower advertising expenses, 0.3% of lower utilities, 0.3% lower banquet expenses and 0.3% of lower other restaurant expenses.
Income Taxes

	Thirteen Week Periods Ended			Twenty-Six Week Periods Ended
	December 23, 2020	December 25, 2019	Change	December 23, 2020	December 25, 2019	Change
Effective income tax rate	(46.3)%	3.8%	(50.1)%	(23.4)%	6.6%	(30.0)%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 23, 2020 and December 25, 2019.
The effective income tax rate in the thirteen and twenty-six week periods ended December 23, 2020 decreased compared to the thirteen and twenty-six week periods ended December 25, 2019 primarily due to lower income before income taxes and leverage of the FICA tip tax credit. The twenty-six week period ended December 23, 2020 also included the favorable impact of excess tax windfalls associated with stock-based compensation.
Liquidity and Capital Resources
COVID-19 Impact on Liquidity
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, such as remodels, maintaining existing restaurants and constructing new restaurants, to pay dividends and to repurchase shares of our common stock when authorized. Our strategic decision to enhance our off-premise business has enabled us to conveniently serve a significantly higher volume of off-premise guests during this pandemic compared to other industry competitors. Due to the uncertainty in the economy and to preserve liquidity, we have taken proactive precautionary measures to raise additional capital, reduce costs and pause non-critical projects that do not significantly impact our current operations. These measures during fiscal 2021 included:
•Amended our revolving credit facility during the first quarter of fiscal 2021 to extend the maturity and provide additional flexibility during this time;
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
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 23, 2020	December 25, 2019
Net cash provided by operating activities	$130.0	$142.3	$(12.3)
Net cash provided by operating activities decreased primarily due to lower sales in the twenty-six week period ended December 23, 2020 as a result of the COVID-19 pandemic, the timing of income tax refunds (net of payments), the timing of rent payments on operating leases, and the timing of other operational receipts and payments, partially offset by additional deferred payroll taxes as a result of the CARES Act and lower performance-based compensation payments in the current fiscal year.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 23, 2020	December 25, 2019
Cash flows from investing activities
Payments for property and equipment	$(37.1)	$(51.4)	$14.3
Proceeds from sale of assets	1.3	0.3	1.0
Proceeds from note receivable	1.3	1.4	(0.1)
Payments for franchise restaurant acquisitions	—	(96.2)	96.2
Net cash used in investing activities	$(34.5)	$(145.9)	$111.4
Net cash used in investing activities decreased primarily due to $96.2 million of cash consideration and related transactional charges paid for the purchase of 116 Chili’s restaurants from a franchisee in the prior year.

Additionally, capital expenditures decreased in fiscal 2021 primarily due to the timing of spend on new restaurants, a decline in the pace of the Chili’s remodel initiative, and a reduction in spend for routine capital purchases.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 23, 2020	December 25, 2019
Cash flows from financing activities
Payments on revolving credit facility	$(95.0)	$(416.0)	$321.0
Borrowings on revolving credit facility	28.4	463.0	(434.6)
Payments on long-term debt	(9.8)	(5.0)	(4.8)
Purchases of treasury stock	(3.9)	(11.3)	7.4
Payments for debt issuance costs	(2.2)	(1.0)	(1.2)
Payments of dividends	(1.3)	(29.0)	27.7
Proceeds from issuance of treasury stock	8.5	1.5	7.0
Net cash (used in) provided by financing activities	$(75.3)	$2.2	$(77.5)
Net cash used in financing activities increased primarily due to $66.6 million of net repayment activity in fiscal 2021 compared to $47.0 million of net borrowing activity in fiscal 2020 on the revolving credit facility, partially offset by the impact of suspending the dividend payments, and share repurchases and by an increase in proceeds from stock option exercises.
Revolving Credit Facility
Net repayments of $66.6 million were made during the twenty-six week period ended December 23, 2020 on the $1.0 billion revolving credit facility. As of December 23, 2020, $593.7 million of credit was available under the revolving credit facility.
In the first quarter of fiscal 2021, we executed the seventh amendment to the revolving credit facility. This amendment extended the maturity date to December 12, 2022. This amendment includes a required commitment reduction to $900.0 million from $1.0 billion which will occur on September 12, 2021. Refer to Note 10 - Debt for more information.
As of December 23, 2020, we are in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the liquidity needs created by the COVID-19 pandemic. Prior to the suspension, our share repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the twenty-six week period ended December 23, 2020, we repurchased 0.1 million shares solely related to shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Before the suspension, in the twenty-six week period ended December 25, 2019, we repurchased 0.3 million shares of our common stock for $11.3 million.
Dividend Program
In the fourth quarter of fiscal 2020, our quarterly cash dividend was suspended in response to the liquidity needs created by the COVID-19 pandemic. In the twenty-six week period ended December 23, 2020, dividends paid solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. In the twenty-six week period ended December 25, 2019, we paid dividends of $29.0 million to common stock shareholders.

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
OFF-BALANCE SHEET ARRANGEMENTS
We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 14 - Contingencies, in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements can be found at Note 2 - Effect of New Accounting Standards in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen week period ended December 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 - Contingencies to the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
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
During the thirteen week period ended December 23, 2020, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fourth quarter of fiscal 2020, our share repurchase program was suspended due to the impacts of the COVID-19 pandemic. During the thirteen week period ended December 23, 2020, we repurchased shares solely to satisfy team member tax withholding obligations on the vesting of restricted shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
September 24, 2020 through October 28, 2020	—	$—	—	$166.8
October 29, 2020 through November 25, 2020	0.0	43.94	—	166.8
November 26, 2020 through December 23, 2020	—	—	—	166.8
Total	0.0	43.94	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 23, 2020, 0.2 thousand shares were tendered by team members at an average price of $43.94.
(2)The final amount shown is as of December 23, 2020.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 23, 2020 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: January 27, 2021	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: January 27, 2021	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)