Form 10-Q
period 2021-03-24
BRINKER INTERNATIONAL, INC
filed 2021-04-28
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 24, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 23, 2021: 45,750,918 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Revenues
Company sales	$813.7	$840.4	$2,288.1	$2,451.8
Franchise and other revenues	14.7	19.6	41.1	63.5
Total revenues	828.4	860.0	2,329.2	2,515.3
Operating costs and expenses
Food and beverage costs	213.9	226.7	606.3	653.6
Restaurant labor	270.8	285.9	774.6	846.2
Restaurant expenses	216.1	220.2	629.9	652.2
Depreciation and amortization	37.4	43.5	112.0	120.9
General and administrative	33.7	23.3	94.2	95.9
Other (gains) and charges	4.3	19.3	13.5	30.7
Total operating costs and expenses	776.2	818.9	2,230.5	2,399.5
Operating income	52.2	41.1	98.7	115.8
Interest expenses	14.1	14.3	43.1	44.2
Other income, net	(0.3)	(0.4)	(1.2)	(1.4)
Income before income taxes	38.4	27.2	56.8	73.0
Provision (benefit) for income taxes	4.5	(3.6)	0.2	(0.6)
Net income	$33.9	$30.8	$56.6	$73.6

Basic net income per share	$0.74	$0.83	$1.25	$1.97

Diluted net income per share	$0.73	$0.81	$1.22	$1.94

Basic weighted average shares outstanding	45.5	37.2	45.3	37.3

Diluted weighted average shares outstanding	46.7	37.8	46.2	38.0

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.3	$(1.0)	$1.1	$(1.1)
Other comprehensive income (loss)	0.3	(1.0)	1.1	(1.1)
Comprehensive income	$34.2	$29.8	$57.7	$72.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 24, 2021	June 24, 2020
ASSETS
Current assets
Cash and cash equivalents	$63.6	$43.9
Accounts receivable, net	66.6	52.3
Inventories	27.1	27.3
Restaurant supplies	52.0	51.6
Prepaid expenses	11.6	13.9
Income taxes receivable, net	31.5	35.4
Total current assets	252.4	224.4
Property and equipment, at cost
Land	33.1	34.2
Buildings and leasehold improvements	1,556.8	1,534.4
Furniture and equipment	804.7	785.7
Construction-in-progress	14.5	24.4
	2,409.1	2,378.7
Less accumulated depreciation and amortization	(1,657.5)	(1,573.4)
Net property and equipment	751.6	805.3
Other assets
Operating lease assets	1,025.8	1,054.6
Goodwill	188.1	187.6
Deferred income taxes, net	47.5	38.2
Intangibles, net	21.5	23.0
Other	22.1	22.9
Total other assets	1,305.0	1,326.3
Total assets	$2,309.0	$2,356.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$121.4	$104.9
Gift card liability	110.9	109.9
Accrued payroll	112.0	65.2
Operating lease liabilities	117.2	117.3
Other accrued liabilities	116.3	100.6
Total current liabilities	577.8	497.9
Long-term debt and finance leases, less current installments	1,017.0	1,208.5
Long-term operating lease liabilities, less current portion	1,023.7	1,061.6
Other liabilities	81.1	67.1
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued and 45.7 million shares outstanding at March 24, 2021, and 70.3 million shares issued and 45.0 million shares outstanding at June 24, 2020)	7.0	7.0
Additional paid-in capital	677.4	669.4
Accumulated other comprehensive loss	(5.1)	(6.2)
Accumulated deficit	(340.9)	(397.5)
Treasury stock, at cost (24.6 million shares at March 24, 2021, and 25.3 million shares at June 24, 2020)	(729.0)	(751.8)
Total shareholders’ deficit	(390.6)	(479.1)
Total liabilities and shareholders’ deficit	$2,309.0	$2,356.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
Cash flows from operating activities
Net income	$56.6	$73.6
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	112.0	120.9
Stock-based compensation	11.3	9.0
Restructure and impairment charges	6.5	24.8
Net loss on disposal of assets	1.1	1.1
Other	2.7	1.7
Changes in assets and liabilities:
Accounts receivable, net	(1.3)	12.8
Inventories	(0.4)	(1.2)
Restaurant supplies	(0.4)	(0.3)
Prepaid expenses	2.3	10.8
Operating lease assets, net of liabilities	(9.1)	(6.3)
Deferred income taxes, net	(9.3)	4.2
Other assets	(0.2)	(0.4)
Accounts payable	19.0	(1.7)
Gift card liability	1.0	5.1
Accrued payroll	46.7	(26.6)
Other accrued liabilities	10.5	11.1
Current income taxes	6.4	(0.2)
Other liabilities	13.2	(0.6)
Net cash provided by operating activities	268.6	237.8
Cash flows from investing activities
Payments for property and equipment	(62.4)	(82.0)
Proceeds from sale of assets	1.6	1.0
Proceeds from note receivable	1.5	2.2
Payments for franchise restaurant acquisitions	—	(94.6)
Net cash used in investing activities	(59.3)	(173.4)
Cash flows from financing activities
Payments on revolving credit facility	(210.0)	(630.0)
Borrowings on revolving credit facility	28.4	806.8
Payments on long-term debt	(14.3)	(12.4)
Purchases of treasury stock	(4.1)	(32.3)
Payments for debt issuance costs	(2.2)	(1.0)
Payments of dividends	(1.5)	(43.3)
Proceeds from issuance of treasury stock	14.1	1.6
Net cash (used in) provided by financing activities	(189.6)	89.4
Net change in cash and cash equivalents	19.7	153.8
Cash and cash equivalents at beginning of period	43.9	13.4
Cash and cash equivalents at end of period	$63.6	$167.2
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 24, 2021 and June 24, 2020, and for the thirteen and thirty-nine week periods ended March 24, 2021 and March 25, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 24, 2021, we owned, operated or franchised 1,657 restaurants, consisting of 1,120 Company-owned restaurants and 537 franchised restaurants, located in the United States, 27 countries and two United States territories.
Fiscal Year
We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13-week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2021 contains 53 weeks and will end on June 30, 2021. Fiscal year 2020, which ended on June 24, 2020, contained 52 weeks.
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
Foreign Currency Translation
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
Risks and Uncertainties
In January 2020, the Secretary of Health and Human Services declared the novel strain of coronavirus (“COVID-19”) a public health emergency. Subsequently in March 2020, the World Health Organization declared COVID-19 a global pandemic that resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions were mandated or encouraged by federal, state and local governments. In response to COVID-19, the Company temporarily closed all Company-owned restaurant dining and banquet rooms at the end of the third quarter of fiscal 2020 resulting in a

Footnote Index
transition to an off-premise business model. In May 2020, we began to reopen certain dining room locations as permitted by state and local governments.
In March 2021, certain state and local governments started easing, and in some cases lifting, the dining room capacity restrictions. We are currently operating substantially all of our dining rooms in some capacity in accordance with state and local mandates in order to ensure the safety of our guests and team members. As of March 24, 2021, substantially all of our restaurant dining rooms and patios were opened with limited seating capacity. The capacity limitations and personal safety preferences have resulted in reduced traffic in the Company’s restaurants.
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
2. EFFECT OF NEW ACCOUNTING STANDARDS
New Accounting Standards Implemented in Fiscal 2021
In the first quarter of fiscal 2021, we implemented the following new accounting standards:
•Measurement of Credit Losses on Financial Instruments, ASU No. 2016-13
•Fair Value Measurement (Topic 820): Disclosure Framework, ASU No. 2018-13
•Simplifying the Accounting for Income Taxes, ASU No. 2019-12
The adoption of these new accounting standards did not have a material impact on our Consolidated Financial Statements. There were no new accounting standards implemented in the third quarter of fiscal 2021.
New Accounting Standards That Will Be Implemented In Future Periods
We reviewed all recently issued accounting pronouncements and determined that they were either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
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
Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets (Unaudited).

Footnote Index
The following table reflects the changes in deferred franchise and development fees between June 24, 2020 and March 24, 2021:

Deferred Franchise and Development Fees
Balance as of June 24, 2020	$12.7
Additions	0.3
Amount recognized to Franchise and other revenues	(1.3)
Other	0.1
Balance as of March 24, 2021	$11.8
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 24, 2021:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2021	$0.3
2022	1.0
2023	1.0
2024	1.0
2025	0.9
Thereafter	7.6
$11.8
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 24, 2020 and March 24, 2021:

Gift Card Liability
Balance as of June 24, 2020	$109.9
Gift card sales	88.6
Gift card redemptions recognized to Company sales	(79.8)
Gift card breakage recognized to Franchise and other revenues	(8.0)
Other	0.2
Balance as of March 24, 2021	$110.9

Footnote Index
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Loss from natural disasters, net of (insurance recoveries)	$1.8	$(0.9)	$2.0	$(0.6)
Remodel-related costs	0.9	0.6	1.8	2.1
COVID-19 related charges	0.9	16.1	3.1	16.1
Restaurant closure charges	0.3	0.3	2.2	3.4
Foreign currency transaction (gain) loss	0.1	2.3	(0.3)	2.2
Restaurant impairment charges	—	—	2.5	4.6
Lease modification gain, net	—	—	(0.5)	(3.1)
Acquisition of franchise restaurants costs, net	—	1.1	—	2.6
Other	0.3	(0.2)	2.7	3.4
	$4.3	$19.3	$13.5	$30.7
Fiscal 2021
•Loss from natural disasters, net of (insurance recoveries) primarily consists of costs incurred related to Winter Storm Uri in February 2021.
•Remodel-related costs relate to fixed asset disposals associated with the ongoing Chili’s remodel initiative.
•COVID-19 related charges in the thirty-nine week period ended March 24, 2021 consists of following costs related to both Chili’s and Maggiano’s:
–employee assistance and related payroll taxes for certain team members,
–conversion of certain parking lots into dining areas, and
–initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to maintain open dining rooms.
•Restaurant closure charges in the thirty-nine week period ended March 24, 2021 primarily relates to closure costs and leases associated with certain closed Chili’s restaurants.
•Foreign currency transaction (gain) loss resulted from the change in the value of our Mexican peso denominated note receivable received as consideration from the sale of our equity interest in our Mexico joint venture in the second quarter of fiscal 2018.
•Restaurant impairment charges during the thirty-nine week period ended March 24, 2021 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants and three underperforming Maggiano’s restaurants that we continue to operate.
•Lease modification gain, net during the thirty-nine week period ended March 24, 2021 relates to lease terminations of certain Chili’s operating lease liabilities.
Fiscal 2020
•Loss from natural disasters, net of (insurance recoveries) during the thirteen and thirty-nine week periods ended March 25, 2020 primarily consists of insurance proceeds received related to a previously filed claim.

Footnote Index
•COVID-19 related charges consists of costs related to both Chili’s and Maggiano’s:
–employee assistance - $15.5 million of employee assistance payments for the team members that experienced reduced shifts during this pandemic, who would have otherwise not received such payment under our normal compensation practices; and
–inventory spoilage - $0.6 million due to the unexpected decline in traffic and dining room closures.
•    Restaurant closure charges during the thirteen and thirty-nine week periods ended March 25, 2020 primarily related to leases on certain closed Chili’s restaurants.
•Restaurant impairment charges during the thirty-nine week period ended March 25, 2020 primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants.
•Lease modification gain, net during the thirty-nine week period ended March 25, 2020 included the first quarter of fiscal 2020 gain related to the lease termination of a previously impaired Chili’s operating lease.
•    Acquisition of franchise restaurants costs, net during the thirteen and thirty-nine week periods ended March 25, 2020 related to the 116 restaurants acquired from a franchisee. Refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition for details.
5. INCOME TAXES

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Effective income tax rate	11.7%	(13.2)%	0.4%	(0.8)%
The federal statutory tax rate for the periods presented was 21.0%. Our effective income tax rate for the thirteen and thirty-nine week periods ended March 24, 2021 was lower than the federal statutory rate primarily due to the favorable impact from the FICA tip tax credit. The thirty-nine week period ended March 24, 2021 also included the favorable impact of excess tax benefits associated with stock-based compensation.
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is as follows:

Thirty-Nine Week Period Ended
March 24, 2021
Income tax expense at statutory rate - 21.0%	$11.9
FICA tip tax credit	(12.2)
Stock-based compensation excess tax benefits	(2.0)
State income taxes, net of federal benefit	3.3
Other	(0.8)
Provision (benefit) for income taxes - 0.4%	$0.2
Our effective income tax rate for the thirteen and thirty-nine week periods ended March 25, 2020 was lower than the federal statutory rate due to reduced profitability related to the COVID-19 pandemic that resulted in the closure of all dining and banquet rooms by the end of the third quarter of fiscal 2020, and the favorable impact of the FICA tip tax credit. The Provision (benefit) for income taxes included a significant reduction for the thirteen week period ended March 25, 2020 necessary to align the year-to-date Provision (benefit) for income taxes to the year-to-date Income before income taxes.
6. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or

Footnote Index
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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Basic weighted average shares outstanding	45.5	37.2	45.3	37.3
Dilutive stock options	0.5	0.1	0.3	0.1
Dilutive restricted shares	0.7	0.5	0.6	0.6
Total dilutive impact	1.2	0.6	0.9	0.7
Diluted weighted average shares outstanding	46.7	37.8	46.2	38.0

Awards excluded due to anti-dilutive effect	0.0	1.4	0.7	1.3
7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 27 countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business. The Other segment includes costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources and culinary innovation. The Other segment also includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, legal and restaurant development.
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues. Franchise and other revenues include royalties, delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, Maggiano’s banquet service charge income, franchise and development fees, gift card discount costs from third-party gift card sales and merchandise income.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, delivery fees, repairs and maintenance, utilities, property taxes, credit card processing fees and advertising.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 24, 2021
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$749.0	$64.7	$—	$813.7
Royalties	7.7	—	—	7.7
Franchise fees and other revenues	6.3	0.7	—	7.0
Franchise and other revenues	14.0	0.7	—	14.7
Total revenues	763.0	65.4	—	828.4

Food and beverage costs	198.7	15.2	—	213.9
Restaurant labor	248.7	22.1	—	270.8
Restaurant expenses	194.2	21.7	0.2	216.1
Depreciation and amortization	31.0	3.4	3.0	37.4
General and administrative	7.0	1.3	25.4	33.7
Other (gains) and charges	3.1	0.3	0.9	4.3
Total operating costs and expenses	682.7	64.0	29.5	776.2
Operating income (loss)	80.3	1.4	(29.5)	52.2
Interest expenses	1.4	—	12.7	14.1
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$79.0	$1.4	$(42.0)	$38.4

	Thirteen Week Period Ended March 25, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$748.7	$91.7	$—	$840.4
Royalties	9.0	—	—	9.0
Franchise fees and other revenues	6.7	3.9	—	10.6
Franchise and other revenues	15.7	3.9	—	19.6
Total revenues	764.4	95.6	—	860.0

Food and beverage costs	204.1	22.6	—	226.7
Restaurant labor	251.1	34.8	—	285.9
Restaurant expenses	193.2	26.9	0.1	220.2
Depreciation and amortization	36.5	3.8	3.2	43.5
General and administrative	5.9	1.1	16.3	23.3
Other (gains) and charges	14.9	2.4	2.0	19.3
Total operating costs and expenses	705.7	91.6	21.6	818.9
Operating income (loss)	58.7	4.0	(21.6)	41.1
Interest expenses	1.1	—	13.2	14.3
Other income, net	(0.1)	—	(0.3)	(0.4)
Income (loss) before income taxes	$57.7	$4.0	$(34.5)	$27.2

Footnote Index

	Thirty-Nine Week Period Ended March 24, 2021
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$2,107.0	$181.1	$—	$2,288.1
Royalties	21.9	0.1	—	22.0
Franchise fees and other revenues	17.0	2.1	—	19.1
Franchise and other revenues	38.9	2.2	—	41.1
Total revenues	2,145.9	183.3	—	2,329.2

Food and beverage costs	563.2	43.1	—	606.3
Restaurant labor	710.3	64.3	—	774.6
Restaurant expenses	564.6	64.6	0.7	629.9
Depreciation and amortization	92.4	10.4	9.2	112.0
General and administrative	17.8	3.9	72.5	94.2
Other (gains) and charges	11.1	1.2	1.2	13.5
Total operating costs and expenses	1,959.4	187.5	83.6	2,230.5
Operating income (loss)	186.5	(4.2)	(83.6)	98.7
Interest expenses	4.2	0.1	38.8	43.1
Other income, net	(0.4)	—	(0.8)	(1.2)
Income (loss) before income taxes	$182.7	$(4.3)	$(121.6)	$56.8

Segment assets	$1,905.2	$219.7	$184.1	$2,309.0
Segment goodwill	149.7	38.4	—	188.1
Payments for property and equipment	56.3	1.4	4.7	62.4

	Thirty-Nine Week Period Ended March 25, 2020
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$2,154.6	$297.2	$—	$2,451.8
Royalties	30.7	0.1	—	30.8
Franchise fees and other revenues	17.8	14.9	—	32.7
Franchise and other revenues	48.5	15.0	—	63.5
Total revenues	2,203.1	312.2	—	2,515.3

Food and beverage costs	581.6	72.0	—	653.6
Restaurant labor	735.2	111.0	—	846.2
Restaurant expenses	568.2	83.6	0.4	652.2
Depreciation and amortization	99.3	11.8	9.8	120.9
General and administrative	23.5	4.3	68.1	95.9
Other (gains) and charges	23.9	2.5	4.3	30.7
Total operating costs and expenses	2,031.7	285.2	82.6	2,399.5
Operating income (loss)	171.4	27.0	(82.6)	115.8
Interest expenses	3.1	—	41.1	44.2
Other income, net	(0.4)	—	(1.0)	(1.4)
Income (loss) before income taxes	$168.7	$27.0	$(122.7)	$73.0

Payments for property and equipment	$68.9	$6.2	$6.9	$82.0
(1)Chili’s segment information for fiscal 2020 includes the results of operations related to the 116 restaurants purchased from a former franchisee subsequent to the September 5, 2019 acquisition date. Refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition for details.

Footnote Index
8. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. Fair value measurements are categorized in three levels based on the types of significant inputs used, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Observable inputs available at measurement date other than quote prices included in Level 1
Level 3	Unobservable inputs that cannot be corroborated by observable market data
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of long-lived property and equipment, operating lease assets, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) for the periods presented.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at March 24, 2021 and June 24, 2020, of $9.2 million and $7.5 million, respectively.
Definite Lived Assets Impairment
Definite lived assets include property, equipment, operating lease assets and reacquired franchise rights. During the thirty-nine week period ended March 24, 2021, we impaired certain long-lived assets and operating lease assets primarily related to 10 underperforming Chili’s and three underperforming Maggiano’s restaurants. During the thirty-nine week period ended March 25, 2020, we impaired certain long-lived assets primarily related to 10 underperforming Chili’s restaurants. Additionally, we impaired certain finance and operating lease assets related to previously closed Chili’s restaurants.
We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment expenses recorded on these impaired restaurants for the periods presented.

			Impairment Charges
	Pre-Impairment Carrying Value		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Underperforming restaurants
Long-lived assets	$2.2	$4.5	$2.2	$4.5
Reacquired franchise rights assets	0.1	—	0.1	—
Operating lease assets	1.1	—	0.2	—
Finance lease assets	—	0.1	—	0.1
Total underperforming restaurants	$3.4	$4.6	$2.5	$4.6
Closed restaurants
Operating lease assets	$—	$6.4	$—	$1.8
Finance lease assets	—	5.8	—	1.4
Total closed restaurants	$—	$12.2	$—	$3.2
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions, and are categorized as Level 2. During the thirteen and thirty-nine week periods ended March 24, 2021 and March 25, 2020, no indicators of impairment were identified.

Footnote Index
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
We performed a detailed quantitative assessment in the third quarter of fiscal 2020 of our goodwill balances associated with both reporting units. This assessment was performed in response to observed declines in operating cash flows and market capitalization that were primarily driven by the impact of the COVID-19 pandemic on our business. Based on this assessment, we concluded that our goodwill and indefinite-lived intangible assets were not impaired at that time. We updated this assessment in the fourth quarter of fiscal 2020 and again concluded no impairment triggering event existed based on improved market capitalization and operating results compared to projections in the quantitative assessment prepared in the third quarter of fiscal 2020.
Our operating results and operating cash flows for the thirteen and thirty-nine week periods ended March 24, 2021 have continued to outperform our initial quantitative assessment. Our stock price and market capitalization have also increased to levels greater than before the COVID-19 pandemic began in the United States. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2021 using a qualitative approach based on these factors and no indicators of impairment were identified. During the thirteen and thirty-nine week periods ended March 25, 2020, no indicators of impairment were identified based on our assessments.
Our ability to operate dining and banquet rooms and generate off-premise sales at our restaurants is critical to avoiding a future triggering event as the impact of the COVID-19 pandemic continues. Management’s judgments about the impact of the pandemic could change as additional developments occur. We will continue to monitor and evaluate our results in future periods to determine if a more detailed assessment is necessary.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	March 24, 2021		June 24, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.2	$303.4	$299.0	$282.8
5.000% notes	347.3	363.1	346.7	330.8

Footnote Index
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020
Operating lease cost	$41.9	$41.8	$125.6	$121.0
Variable lease cost	14.6	15.6	43.5	43.9
Finance lease amortization	4.2	8.0	12.4	13.7
Finance lease interest	1.4	1.2	4.3	3.2
Short-term lease cost	0.2	0.5	0.4	1.2
Sublease income	(1.0)	(1.2)	(3.2)	(3.5)
Total lease costs, net	$61.3	$65.9	$183.0	$179.5
10. DEBT
Long-term debt consists of the following:

	March 24, 2021	June 24, 2020
Revolving credit facility	$291.3	$472.9
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	97.0	102.1
Total long-term debt and finance leases	1,038.3	1,225.0
Less: unamortized debt issuance costs and discounts	(3.5)	(4.3)
Total long-term debt, less unamortized debt issuance costs and discounts	1,034.8	1,220.7
Less: current installments of long-term debt(1)	(17.8)	(12.2)
Long-term debt and finance leases less current installments	$1,017.0	$1,208.5
(1)Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
In the thirty-nine week period ended March 24, 2021, net repayments of $181.6 million were made on the $1.0 billion revolving credit facility. As of March 24, 2021, $708.7 million of credit was available under the revolving credit facility.
Amended Revolving Credit Agreement
In the first quarter of fiscal 2021, we executed the seventh amendment to our revolving credit facility, extending the maturity date to December 12, 2022. This amendment included a capacity reduction to $900.0 million from $1.0 billion which will occur on September 12, 2021. The issuance of certain debt or preferred equity interests will result in an immediate capacity reduction, an interest rate reduction of 0.250% on the spread and 0.100% reduction on the undrawn fee if the issuance exceeds $250.0 million pursuant to the terms of the agreement.

Footnote Index
The revolving credit facility bears interest of LIBOR plus an applicable margin of 2.250% to 3.000% and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. As of March 24, 2021, our interest rate was 3.750% consisting of the LIBOR floor of 0.750% plus the applicable margin of 3.000%.
In the thirty-nine week period ended March 24, 2021, we incurred and capitalized $2.2 million of debt issuance costs, associated with the revolver amendment, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of March 24, 2021, we were in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2021.
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	March 24, 2021	June 24, 2020
Insurance	$22.6	$20.7
Property tax	19.7	22.9
Sales tax	19.5	13.3
Current installments of finance leases	17.8	12.2
Interest	14.3	7.5
Utilities and services	8.5	8.3
Cyber security incident	3.4	3.4
State income tax payable	0.4	—
Other(1)	10.1	12.3
	$116.3	$100.6
(1)Other primarily consists of rent-related expenses, banquet deposits for Maggiano’s events, deferred franchise and development fees, charitable donations and other various accruals.
Other liabilities consist of the following:

	March 24, 2021	June 24, 2020
Insurance	$34.6	$33.7
Deferred payroll taxes(1)	27.2	12.9
Deferred franchise fees	10.8	11.6
Unrecognized tax benefits	2.1	2.1
Other	6.4	6.8
	$81.1	$67.1
(1)    Deferred payroll taxes consist of the second installment of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which is due on December 31, 2022. The first installment of $27.2 million, which is due on December 31, 2021, is recorded within Accrued payroll in the Consolidated Balance Sheets (Unaudited).

Footnote Index
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirty-nine week periods ended March 24, 2021 and March 25, 2020, respectively, were as follows:

	Thirty-Nine Week Period Ended March 24, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of common stock	—	(9.0)	—	12.0	—	3.0
Balance at September 23, 2020	$7.0	$663.2	$(386.8)	$(742.6)	$(5.9)	$(465.1)
Net income	—	—	12.0	—	—	12.0
Other comprehensive income	—	—	—	—	0.5	0.5
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.0	—	—	—	3.0
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	1.2	—	4.3	—	5.5
Balance at December 23, 2020	$7.0	$667.4	$(374.8)	$(738.3)	$(5.4)	$(444.1)
Net income	—	—	33.9	—	—	33.9
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.1)	—	(0.2)
Issuances of common stock	—	5.7	—	9.4	—	15.1
Balance at March 24, 2021	$7.0	$677.4	$(340.9)	$(729.0)	$(5.1)	$(390.6)

Footnote Index

	Thirty-Nine Week Period Ended March 25, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 26, 2019	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Effect of ASC 842 adoption	—	—	195.9	—	—	195.9
Net income	—	—	14.9	—	—	14.9
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(0.3)	—	(11.0)	—	(11.3)
Issuances of common stock	—	(3.7)	—	5.0	—	1.3
Balance at September 25, 2019	$17.6	$525.1	$2,967.4	$(4,089.4)	$(5.8)	$(585.1)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends ($0.38 per share)	—	—	(14.6)	—	—	(14.6)
Stock-based compensation	—	2.6	—	—	—	2.6
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of common stock	—	(0.4)	—	0.6	—	0.2
Retirement of treasury stock	(11.4)	—	(3,345.4)	3,356.8	—	—
Balance at December 25, 2019	$6.2	$527.3	$(364.7)	$(732.0)	$(5.7)	$(568.9)
Net income	—	—	30.8	—	—	30.8
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends ($0.38 per share)	—	—	(14.0)	—	—	(14.0)
Stock-based compensation	—	(0.7)	—	—	—	(0.7)
Purchases of treasury stock	—	0.0	—	(21.0)	—	(21.0)
Issuances of common stock	—	(0.5)	—	0.6	—	0.1
Balance at March 25, 2020	$6.2	$526.1	$(347.9)	$(752.4)	$(6.7)	$(574.7)
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. Before this suspension, we paid dividends of $0.38 per share quarterly. In the thirty-nine week period ended March 24, 2021, dividends paid were solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. In the thirty-nine week period ended March 25, 2020, we paid dividends of $43.3 million to common stock shareholders.

Footnote Index
Stock-based Compensation
The following table presents the stock options and restricted share awards granted, and related weighted average exercise price and fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
Stock options
Stock options granted	—	0.3
Weighted average exercise price per share	$—	$38.51
Weighted average fair value per share	$—	$6.83
Restricted share awards
Restricted share awards granted	0.5	0.3
Weighted average fair value per share	$40.49	$38.68
Share Repurchases
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. Prior to the suspension, our share repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluated potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the thirty-nine week period ended March 24, 2021, we repurchased 0.1 million shares from team members to satisfy tax withholding obligations on the vesting of restricted shares. Before the suspension of our repurchase program, in the thirty-nine week period ended March 25, 2020, we repurchased 0.8 million shares of our common stock for $32.3 million.
Effect of Adoption of ASC 842
In the first quarter of fiscal 2020, we adopted the lease accounting standard, ASC 842, and recorded a $195.9 million cumulative effect adjustment to Retained earnings (accumulated deficit) for the change in accounting principle.
Retirement of Treasury Stock
In the second quarter of fiscal 2020, the Board of Directors approved the retirement of 114 million shares of Treasury stock for a weighted average price per share of $29.45.

Footnote Index
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
Income taxes, net of (refunds)	$2.8	$(4.7)
Interest, net of amounts capitalized	30.8	32.6
Non-cash operating, investing and financing activities are as follows:

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
Operating lease additions(1)	$51.4	$216.4
Accrued capital expenditures	4.3	14.7
Retirement of fully depreciated assets	13.1	14.0
Dividends declared but not paid	0.0	14.8
(1)Operating lease additions include new operating lease assets obtained in exchange for new operating lease liabilities. The thirty-nine week period ended March 25, 2020 primarily included operating lease additions associated with the 116 restaurants purchased from a former franchisee on September 5, 2019 acquisition date. Refer to Note 15 - Fiscal 2020 Chili’s Restaurant Acquisition for details.
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 24, 2021 and June 24, 2020, we have outstanding lease guarantees or are secondarily liable for an estimated $33.8 million and $39.7 million, respectively. These amounts represent the known potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2021 through fiscal 2027. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 24, 2021, we had $29.5 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 1 to 13 months.
Cyber Security Incident
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data.
Cyber Security Related Charges
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. Our cyber liability insurance policy contains a $2.0 million insurance retention that was fully accrued during fiscal 2018. Since the incident, through March 24, 2021, we have incurred total cumulative costs of $8.9 million related to the cyber security incident. This includes the $2.0 million retention recorded, $2.6 million in costs that have been reimbursed by our insurance carriers, $3.8 million of receivables for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage and $0.5 million of costs not reimbursable by our insurance

Footnote Index
carriers. We have settled claims from three payment card companies, and the settlement amounts are included in these costs. We do not expect material claims from payment card companies in the future.
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
Mediation was held on November 18, 2020 but was unsuccessful. On April 14, 2021, the district court issued an order granting in part and deferring in part the plaintiffs’ motion for class certification.
We believe we have defenses and intend to continue defending the Litigation. As such, as of March 24, 2021, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
Total cash consideration of $96.0 million, including post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition. The assets and liabilities of these restaurants were recorded at their fair values.
Net acquisition-related charges of $1.1 million and $2.6 million were recorded during the thirteen and thirty-nine week periods ended March 25, 2020, respectively, to Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). In the thirteen week period ended March 25, 2020, the net charges consisted of $1.1 million for professional services, transaction and transition related costs. In the thirty-nine week period ended March 25, 2020, the net charges consisted of $4.1 million for professional services, transaction and transition related costs and $1.1 million of related franchise straight-line rent balances, net of market leasehold improvement adjustments that were fully recognized at the date of the acquisition. These charges were partially offset by $2.6 million of franchise deferred revenue balances that were fully recognized at the date of the acquisition.

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
(4)Current liabilities included the current portion of operating lease liabilities, gift card liability and accrued property tax.
(5)Net assets acquired at fair value are equal to the total purchase price of $99.0 million, less $3.2 million of closing adjustments and $2.8 million allocated to the prepayment of leases entered into with the franchisee.
16. SUBSEQUENT EVENTS
Subsequent to the end of the third quarter of fiscal 2021, $20.0 million of payments were made on the revolving credit facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 24, 2021 and March 25, 2020, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. At March 24, 2021, we owned, operated or franchised 1,657 restaurants, consisting of 1,120 Company-owned restaurants and 537 franchised restaurants, located in the United States, 27 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Our Chili’s and Maggiano’s locations also support our virtual brand offerings through our partnerships with DoorDash and Google Food Ordering.

Impact of COVID-19 Pandemic
The COVID-19 global pandemic caused a significant decrease in guest traffic and sales since March 2020. In fiscal 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms and transitioned to an off-premise business model by leveraging our carryout and delivery capabilities. We began opening dining rooms again in May 2020 and have maintained dining room capacities in accordance with state and local government mandates since then. At the end of the third quarter of fiscal 2021, substantially all of our Company-owned restaurant dining and banquet rooms or patios were open in some capacity.
To enhance the safety of our team members and guests, we have implemented mandatory table distancing in our dining rooms, and we increased our already strict sanitation requirements. We conduct daily health and temperature checks for all employees before they begin their shift and require face coverings to be worn by all restaurant employees at all times. In March 2021, certain state and local governments began lifting the mask mandates, however, we will continue to follow our enhanced safety measures to ensure the safety of our guests and team members. Our priority is to protect the health and safety of team members and guests while continuing to serve our communities.
The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants, and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which COVID-19 may impact our business, including the capacity of our dining rooms, what operational restrictions may be imposed, and our ability to fully staff reopened dining rooms. As such, we have taken a number of proactive measures to adapt our business to lower demand levels during the pandemic, including measures to significantly reduce costs, capital expenditures, and maintain liquidity. We will continue to closely monitor and adapt to the evolving situation.
Operations Strategy
We are committed to strategies and a Company culture that we believe will improve guest traffic, grow sales and profit, engage team members and work to return our business to pre-pandemic levels. Our strategies and culture are intended to differentiate our brands from the competition and to focus on the guest experience. We are effectively and efficiently managing our restaurants to establish a lasting presence for our brands in key markets around the world.
Our primary strategy remains to make our guests feel special through great food and quality service so that they return to our restaurants. Our guest survey scores on food quality and service reached an all-time high last fiscal year and remain consistent with pre-pandemic levels as we continue to provide great food and service. We believe our enhanced safety training and systems have also created a safer environment for our team members and guests.
Guest Engagement Through Technology - We continue to invest in our technology and off-premise options as more guests are opting for to-go and delivery. Our to-go menu is available through our Chili’s mobile app, on our Chili’s and Maggiano’s brand websites, Google Food Ordering, and through our exclusive delivery partner DoorDash, or by calling the restaurant. Since fiscal 2018, our off-premise business has grown by 275%. Our partnership with DoorDash has been instrumental in connecting with our guests and providing convenience, especially during the pandemic. DoorDash orders are sent directly into our point of sale system, which has facilitated a streamlined integration to our kitchens. We believe that guests will continue to prefer convenience and off-premise options after the pandemic concerns dissipate. We plan to continue investing in our technology systems to support our carryout and delivery capabilities.
In dining rooms, we use tabletop devices to engage our guests at the table. In fiscal 2020, we rolled out a new tabletop device at Chili’s to enhance this experience. These devices allow guests to pay at the table, reordering, digital entertainment, guest feedback and interaction with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty database includes more than 8 million members and allows us to customize offerings for these guests based on their purchase behavior. We plan to continue focusing our marketing spend on these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
Chili’s - Chili’s strategy is to differentiate from our competitors with a flexible platform of value offerings at both lunch and dinner and to connect with our guests through our My Chili’s Rewards loyalty program. We are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic drink and an entrée for just $10.00 as part of the every-day base menu. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price of $5.00. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
Chili’s off-premise dining options, including our virtual brand It’s Just Wings, are also a critical part of our strategy. In the third quarter of fiscal 2021, Chili’s off-premise sales, including both to-go and delivery, were approximately 45% of Company sales, with approximately 59% coming from to-go and 41% from delivery. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continue to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards.
Maggiano’s - At Maggiano’s, we believe our focus on operating fundamentals and technology provide the foundation for future efficiencies and growth. For example, Maggiano’s exclusive delivery partnership with DoorDash creates a more affordable rate structure, making third party delivery more sustainable and efficient for the brand to operate. In addition to the DoorDash platform, our guests have the ability to order delivery directly through the Maggiano’s website. During the pandemic, Maggiano’s has leveraged off-premise dining options, including our virtual brand It’s Just Wings, to sustain revenues and to partially mitigate a decline in its banquet business caused by restrictions on large social gatherings. Maggiano’s historically hosts a significant portion of its banquets in the holiday season, which occurred during our second and third quarters of fiscal 2021.
Virtual Opportunities - It’s Just Wings is a virtual brand offering launched on June 23, 2020 that is available through DoorDash and Google Food Ordering. This platform allows us to leverage our existing infrastructure, while adding minimal complexity in the restaurants. It’s Just Wings is a no-frills offering that consists of chicken wings available in 11 different sauces and rubs, curly fries, ranch dressing and fried Oreos for a value price. We will continue to identify opportunities to drive restaurant growth by utilizing our existing restaurant infrastructure, DoorDash partnership and Google Food Ordering.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening ten restaurants and entering into two new development agreement for the thirty-nine week period ended March 24, 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.
Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 24, 2021 and March 25, 2020, respectively, total full year projected openings in fiscal 2021, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 24, 2021	March 25, 2020	March 24, 2021	March 25, 2020	Fiscal 2021	March 24, 2021	March 25, 2020
Company-owned restaurants
Chili’s domestic	2	1	6	6	8	1,063	1,060
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	52	52
Total Company-owned	2	1	6	6	8	1,120	1,117
Franchise restaurants
Chili’s domestic	2	—	3	2	3	172	178
Chili’s international	2	7	6	23	7	363	379
Maggiano’s domestic	—	—	1	—	1	2	1
Total franchise	4	7	10	25	11	537	558
Total restaurants
Chili’s domestic	4	1	9	8	11	1,235	1,238
Chili’s international	2	7	6	23	7	368	384
Maggiano’s domestic	—	—	1	—	1	54	53
Total	6	8	16	31	19	1,657	1,675
Relocations are not included in the table above. In the thirty-nine week period ended March 24, 2021, we relocated two Chili’s domestic Company-owned restaurants, with no additional relocations planned for the remainder of fiscal 2021.
At March 24, 2021, we own property for 42 of the 1,120 Company-owned restaurants. The net book values associated with these restaurants included land of $33.1 million and buildings of $11.6 million.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 24, 2021 compared to March 25, 2020
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues.
•Franchise and other revenues include Royalties, delivery service income, gift card breakage, franchise advertising fees, digital entertainment revenues, Maggiano’s banquet service charge income, franchise and development fees, gift card discount costs from third-party gift card sales and merchandise income.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 25, 2020	$764.4	$95.6	$860.0
Change from:
Comparable restaurant sales(1)	0.0	(27.0)	(27.0)
Restaurant closures(2)	(4.6)	—	(4.6)
Restaurant openings	4.4	—	4.4
Restaurant relocations	0.5	—	0.5
Company sales	0.3	(27.0)	(26.7)
Royalties(4)	(1.3)	—	(1.3)
Franchise fees and other revenues	(0.4)	(3.2)	(3.6)
Franchise and other revenues	(1.7)	(3.2)	(4.9)
Thirteen Week Period Ended March 24, 2021	$763.0	$65.4	$828.4

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 25, 2020	$2,203.1	$312.2	$2,515.3
Change from:
Comparable restaurant sales(1)	(91.9)	(116.1)	(208)
Restaurant closures(2)	(21.1)	—	(21.1)
Restaurant acquisitions(3)	49.7	—	49.7
Restaurant openings	13.9	—	13.9
Restaurant relocations	1.8	—	1.8
Company sales	(47.6)	(116.1)	(163.7)
Royalties(4)	(8.8)	—	(8.8)
Franchise fees and other revenues	(0.8)	(12.8)	(13.6)
Franchise and other revenues	(9.6)	(12.8)	(22.4)
Thirty-Nine Week Period Ended March 24, 2021	$2,145.9	$183.3	$2,329.2
(1)Comparable restaurant sales were negatively impacted by lower dining room guest traffic resulting from temporary dining room closures, capacity limitations and our guests’ personal safety preferences, offset by increased off-premise sales.
(2)Restaurant closures include the impact of permanently closed locations and temporary closures longer than 14 consecutive days.
(3)We acquired 116 Chili’s restaurants from a franchisee effective September 5, 2019. This amount represents the change in Company sales attributed to these restaurants over the thirteen week period ended September 23, 2020. Beginning in the second quarter of fiscal 2021, the change in Company sales attributed to these restaurants is included in Comparable restaurant sales.
(4)Lower royalties in the thirteen and thirty-nine week periods ended March 24, 2021 are primarily due to lower sales by our franchisees due to the COVID-19 pandemic. Our franchisees generated sales of approximately $190.8 million and $543.7 million for the thirteen and thirty-nine week periods ended March 24, 2021, respectively, compared to $218.0 million and $742.6 million in sales for the thirteen and thirty-nine week periods ended March 25, 2020, respectively.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 24, 2021 compared to March 25, 2020:

	Percentage Change in the Thirteen Week Period Ended March 24, 2021 versus March 25, 2020
	Comparable Restaurant Sales(1)(2)	Price Impact	Mix-Shift Impact(3)	Traffic Impact	Restaurant Capacity(4)
Company-owned	(3.3)%	0.6%	(6.2)%	2.3%	0.0%
Chili’s	0.0%	0.5%	(4.5)%	4.0%	0.0%
Maggiano’s	(29.6)%	1.2%	(9.2)%	(21.6)%	0.0%
Chili’s Franchise(5)	0.2%
U.S.	5.2%
International	(8.8)%
Chili’s Domestic(6)	0.6%
System-wide(7)	(2.8)%

	Percentage Change in the Thirty-Nine Week Period Ended March 24, 2021 versus March 25, 2020
	Comparable Restaurant Sales(1)(2)	Price Impact	Mix-Shift Impact(3)	Traffic Impact	Restaurant Capacity(4)
Company-owned	(8.7)%	0.4%	(6.7)%	(2.4)%	2.5%
Chili’s	(4.4)%	0.3%	(4.5)%	(0.2)%	2.6%
Maggiano’s	(39.2)%	1.4%	(10.5)%	(30.1)%	0.0%
Chili’s Franchise(5)	(6.9)%
U.S.	(1.7)%
International	(15.9)%
Chili’s Domestic(6)	(4.0)%
System-wide(7)	(8.5)%
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
(5)Chili’s franchise sales generated by franchisees are not included in revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Chili’s franchise comparable restaurant sales provides investors relevant information regarding total brand performance.
(6)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(7)System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants in addition to the sales generated at franchise-operated Chili’s restaurants.

Costs and Expenses
Thirteen Week Period Ended March 24, 2021 compared to March 25, 2020
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$213.9	26.3%	$226.7	27.0%	$12.8	0.7%
Restaurant labor	270.8	33.3%	285.9	34.0%	15.1	0.7%
Restaurant expenses	216.1	26.5%	220.2	26.2%	4.1	(0.3)%
Depreciation and amortization	37.4		43.5		6.1
General and administrative	33.7		23.3		(10.4)
Other (gains) and charges	4.3		19.3		15.0
Interest expenses	14.1		14.3		0.2
Other income, net	(0.3)		(0.4)		(0.1)
As a percentage of Company sales:
•Food and beverage costs decreased 0.7%, including 0.6% of favorable menu item mix, 0.3% of favorable commodity pricing primarily related to beef and produce and 0.1% of increased menu pricing, partially offset by 0.3% of unfavorable commodity pricing primarily related to dairy, poultry and other.
•Restaurant labor decreased 0.7%, including 1.3% of favorable hourly labor expenses due to reduced staffing requirements and labor shortages and 0.3% of lower other labor expenses, partially offset by 0.6% of higher manager bonus expenses due to improved operational performance metrics and 0.3% of sales deleverage.
•Restaurant expenses increased 0.3%, including 3.3% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales and 0.5% of sales deleverage, partially offset by 2.2% of lower advertising expenses, 0.4% of lower repairs and maintenance expenses, 0.3% of lower miscellaneous restaurant supplies expenses, 0.2% of lower credit card fees and 0.4% of lower other restaurant expenses.
Depreciation and amortization decreased $6.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 25, 2020	$43.5
Change from:
Retirements and fully depreciated restaurant assets	(5.3)
Finance leases	(3.8)
Additions for new and existing restaurant assets	1.9
Acquisition of franchise restaurants	0.5
Corporate assets	0.4
Other	0.2
Thirteen Week Period Ended March 24, 2021	$37.4

General and administrative expenses increased $10.4 million as follows:

General and Administrative
Thirteen Week Period Ended March 25, 2020	$23.3
Change from:
Performance-based compensation(1)	6.9
Stock-based compensation(2)	5.0
Defined contribution plan employer expenses	(1.0)
Payroll-related expenses	(1.0)
Travel and entertainment expenses	(0.4)
Professional fees	(0.2)
Other	1.1
Thirteen Week Period Ended March 24, 2021	$33.7
(1)Performance-based compensation increased due to improved business performance metrics in fiscal 2021, and due to a prior year expense reduction to reflect a decline in the expected payout for fiscal 2020 caused by the negative impact of the COVID-19 pandemic.
(2)Stock-based compensation increased primarily due to the prior year expense reduction to reflect a decline in the expected achievement for grants vesting at the end of fiscal 2020. The expected achievement for those awards was negatively impacted by the COVID-19 pandemic. Additionally, stock-based compensation increased during the third quarter of 2021 to reflect a higher expected achievement for grants vesting at the end of fiscal 2021.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 24, 2021	March 25, 2020
Loss from natural disasters, net of (insurance recoveries)	$1.8	$(0.9)
Remodel-related costs	0.9	0.6
COVID-19 related charges	0.9	16.1
Restaurant closure charges	0.3	0.3
Foreign currency transaction (gain) loss	0.1	2.3
Acquisition of franchise restaurants costs, net	—	1.1
Other	0.3	(0.2)
	$4.3	$19.3

Thirty-Nine Week Period Ended March 24, 2021 compared to March 25, 2020
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$606.3	26.5%	$653.6	26.7%	$47.3	0.2%
Restaurant labor	774.6	33.9%	846.2	34.5%	71.6	0.6%
Restaurant expenses	629.9	27.5%	652.2	26.6%	22.3	(0.9)%
Depreciation and amortization	112.0		120.9		8.9
General and administrative	94.2		95.9		1.7
Other (gains) and charges	13.5		30.7		17.2
Interest expenses	43.1		44.2		1.1
Other income, net	(1.2)		(1.4)		(0.2)
As a percentage of Company sales:
•Food and beverage costs decreased 0.2%, including 0.2% of favorable menu item mix and 0.1% of increased menu pricing, partially offset by 0.1% of unfavorable commodity pricing related to dairy.
•Restaurant labor decreased 0.6%, including 1.3% favorable hourly labor expenses and 0.4% of favorable manager salaries expenses, both due to reduced staffing requirements and 0.1% of lower other labor expenses, partially offset by 1.0% of sales deleverage and 0.2% of higher manager bonus expenses due to improved operational performance metrics.
•Restaurant expenses increased 0.9%, including 3.3% of higher expenses related to delivery fees and supplies in connection with the growth in off-premise sales and 1.6% of sales deleverage, partially offset by 2.2% of lower advertising expenses, 0.9% of lower repairs and maintenance expenses, 0.3% of lower credit card fees, 0.2% of lower utilities expenses and 0.4% of lower other restaurant expenses.
Depreciation and amortization decreased $8.9 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 25, 2020	$120.9
Change from:
Retirements and fully depreciated restaurant assets	(17.5)
Finance leases	(1.9)
Additions for existing and new restaurant assets	6.1
Acquisition of Chili’s restaurants(1)	2.8
Corporate assets	1.2
Other	0.4
Thirty-Nine Week Period Ended March 24, 2021	$112.0
(1)Acquisition of Chili’s restaurants represents the change in depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019. The increase resulted primarily from the timing of the acquisition.

General and administrative expenses increased $1.7 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 25, 2020	$95.9
Change from:
Performance-based compensation(1)	9.1
Stock-based compensation(2)	2.2
Defined contribution plan employer expenses(3)	(6.0)
Payroll-related expenses	(3.1)
Travel and entertainment expenses	(1.8)
Professional fees	(1.7)
Other	(0.4)
Thirty-Nine Week Period Ended March 24, 2021	$94.2
(1)Performance-based compensation increased due to improved business performance metrics in fiscal 2021 and due to a prior year expense reduction to reflect a decline in the expected payout for fiscal 2020 caused by the negative impact of the COVID-19 pandemic.
(2)Stock-based compensation increased primarily due to the prior year expense reduction to reflect a decline in the expected achievement for grants vesting at the end of fiscal 2020. The expected achievement for those awards was negatively impacted by the COVID-19 pandemic. Additionally, stock-based compensation increased during the third quarter of 2021 to reflect a higher expected achievement for grants vesting at the end of fiscal 2021. These increases were partially offset by a decrease primarily due to the acceleration of stock-based compensation expenses in the first quarter of fiscal 2020 for retirement eligible executives.
(3)Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
COVID-19 related charges	$3.1	$16.1
Restaurant impairment charges	2.5	4.6
Restaurant closure charges	2.2	3.4
Loss from natural disasters, net of (insurance recoveries)	2.0	(0.6)
Remodel-related costs	1.8	2.1
Lease modification gain, net	(0.5)	(3.1)
Foreign currency transaction (gain) loss	(0.3)	2.2
Acquisition of franchise restaurants costs, net	—	2.6
Other	2.7	3.4
	$13.5	$30.7
Interest expenses decreased $1.1 million due to lower average borrowing balances on our revolving credit facility, partially offset by higher interest rates on our revolving credit facility in 2021 and higher interest expenses for the Chili’s tabletop device finance lease which rolled out to restaurants beginning in the second quarter of fiscal 2020 and completed in the fourth quarter of fiscal 2020.

Segment Results
The third quarter of fiscal 2021 results for the thirteen and thirty-nine week periods include the continued impact from the COVID-19 pandemic. Dining room restrictions and our guests’ personal safety preferences have resulted in a shift to our off-premise dining options, which has changed our staffing requirements. Expenses associated with off-premise and other operational expenses are noted below.
Chili’s Segment
Thirteen Week Period Ended March 24, 2021 compared to March 25, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 24, 2021	March 25, 2020
Company sales	$749.0	$748.7	$0.3	0.0%
Royalties	7.7	9.0	(1.3)	(14.4)%
Franchise fees and other revenues	6.3	6.7	(0.4)	(6.0)%
Franchise and other revenues	14.0	15.7	(1.7)	(10.8)%
Total revenues	$763.0	$764.4	$(1.4)	(0.2)%
Chili’s Total revenues decreased by 0.2% primarily due to lower dining room guest traffic and lower royalties, partially offset by increased off-premise sales including It’s Just Wings. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$198.7	26.6%	$204.1	27.3%	$5.4	0.7%
Restaurant labor	248.7	33.2%	251.1	33.5%	2.4	0.3%
Restaurant expenses	194.2	25.9%	193.2	25.8%	(1.0)	(0.1)%
Depreciation and amortization	31.0		36.5		5.5
General and administrative	7.0		5.9		(1.1)
Other (gains) and charges	3.1		14.9		11.8
As a percentage of Company sales:
•Chili’s Food and beverage costs decreased 0.7%, including 0.5% of favorable menu item mix, 0.4% of favorable commodity pricing related to beef and produce and 0.1% of increased menu pricing, partially offset by 0.3% of unfavorable commodity pricing primarily related to dairy and poultry.
•Chili’s Restaurant labor decreased 0.3%, including 0.8% of favorable hourly labor expenses due to reduced staffing requirements and labor shortages and 0.1% of lower other labor expenses, partially offset by 0.6% of higher manager bonus expenses due to improved operational performance metrics.
•Chili’s Restaurant expenses increased 0.1%, including 3.4% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales, partially offset by 2.3% of lower advertising expenses, 0.4% of lower miscellaneous restaurant supplies, 0.3% of lower repairs and maintenance expenses and 0.3% of lower other restaurant expenses.

Chili’s Depreciation and amortization decreased $5.5 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 25, 2020	$36.5
Change from:
Retirements and fully depreciated restaurant assets	(4.3)
Finance leases	(3.7)
Additions for new and existing restaurant assets	1.9
Acquisition of franchise restaurants	0.5
Other	0.1
Thirteen Week Period Ended March 24, 2021	$31.0
Chili’s General and administrative increased $1.1 million as follows:

General and Administrative
Thirteen Week Period Ended March 25, 2020	$5.9
Change from:
Performance-based compensation	2.0
Stock-based compensation	0.9
Defined contribution plan employer expenses	(0.7)
Payroll-related expenses	(0.7)
Other	(0.4)
Thirteen Week Period Ended March 24, 2021	$7.0
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 24, 2021	March 25, 2020
Loss from natural disasters, net of (insurance recoveries)	$1.1	$(0.9)
Remodel-related costs	0.9	0.6
COVID-19 related charges	0.8	13.8
Restaurant closure charges	0.3	0.3
Acquisition of franchise restaurants-related costs	—	1.1
	$3.1	$14.9
Thirty-Nine Week Period Ended March 24, 2021 compared to March 25, 2020

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 24, 2021	March 25, 2020
Company sales	$2,107.0	$2,154.6	$(47.6)	(2.2)%
Royalties	21.9	30.7	(8.8)	(28.7)%
Franchise fees and other revenues	17.0	17.8	(0.8)	(4.5)%
Franchise and other revenues	38.9	48.5	(9.6)	(19.8)%
Total revenues	$2,145.9	$2,203.1	$(57.2)	(2.6)%
Chili’s Total revenues decreased 2.6% primarily due lower dining room guest traffic and lower royalties, partially offset by increased off-premise sales including It’s Just Wings and the acquisition of 116 Chili’s restaurants on September 5, 2019. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$563.2	26.7%	$581.6	27.0%	$18.4	0.3%
Restaurant labor	710.3	33.7%	735.2	34.1%	24.9	0.4%
Restaurant expenses	564.6	26.8%	568.2	26.4%	3.6	(0.4)%
Depreciation and amortization	92.4		99.3		6.9
General and administrative	17.8		23.5		5.7
Other (gains) and charges	11.1		23.9		12.8
As a percentage of Company sales:
•Chili’s Food and beverage costs decreased 0.3%, including 0.3% of favorable menu item mix and 0.1% of increased menu pricing, partially offset by 0.1% of unfavorable commodity pricing primarily related to dairy.
•Chili’s Restaurant labor decreased 0.4%, including 1.0% of favorable hourly labor and manager expenses due to reduced staffing requirements, partially offset by 0.5% of sales deleverage and 0.1% of higher other labor expenses.
•Chili’s Restaurant expenses increased 0.4%, including 3.4% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales and 0.9% of sales deleverage, partially offset by 2.4% of lower advertising expenses, 0.7% of lower repairs and maintenance expenses, 0.2% of lower credit card fees and 0.6% of lower other restaurant expenses.
Chili’s Depreciation and amortization decreased $6.9 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 25, 2020	$99.3
Change from:
Retirements and fully depreciated restaurant assets	(14.1)
Finance leases	(1.8)
Additions for existing and new restaurant assets	5.8
Acquisition of Chili’s restaurants(1)	2.8
Other	0.4
Thirty-Nine Week Period Ended March 24, 2021	$92.4
(1)Acquisition of Chili’s restaurants represents the change in depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019. The increase resulting from the timing of the acquisition.

Chili’s General and administrative decreased $5.7 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 25, 2020	$23.5
Change from:
Defined contribution plan employer expenses(1)	(4.7)
Payroll-related expenses	(1.7)
Travel and entertainment expenses	(0.8)
Professional fees	(0.4)
Performance-based compensation(2)	2.4
Stock-based compensation	0.1
Other	(0.6)
Thirty-Nine Week Period Ended March 24, 2021	$17.8
(1)Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)Performance-based compensation increased due to improved business performance metrics in fiscal 2021 and due to a prior year expense reduction to reflect a decline in the expected payout for fiscal 2020 caused by the negative impact of the COVID-19 pandemic.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020
COVID-19 related charges	$2.9	$13.8
Restaurant impairment charges	2.1	4.6
Restaurant closure charges	2.1	3.4
Remodel-related costs	1.8	2.1
Loss from natural disasters, net of (insurance recoveries)	1.3	(0.6)
Lease modification gain, net	(0.5)	(3.1)
Acquisition of franchise restaurants-related costs	—	2.6
Other	1.4	1.1
	$11.1	$23.9

Maggiano’s Segment
Thirteen Week Period Ended March 24, 2021 compared to March 25, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 24, 2021	March 25, 2020
Company sales	$64.7	$91.7	$(27.0)	(29.4)%
Royalties	0.0	0.0	0.0	100.0%
Franchise fees and other revenues	0.7	3.9	(3.2)	(82.1)%
Franchise and other revenues	0.7	3.9	(3.2)	(82.1)%
Total revenues	$65.4	$95.6	$(30.2)	(31.6)%
Maggiano’s Total revenues decreased 31.6% primarily due to lower dining room guest traffic including lower banquet volumes driven by the COVID-19 pandemic, partially offset by increased off-premise sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$15.2	23.5%	$22.6	24.6%	$7.4	1.1%
Restaurant labor	22.1	34.2%	34.8	37.9%	12.7	3.7%
Restaurant expenses	21.7	33.5%	26.9	29.4%	5.2	(4.1)%
Depreciation and amortization	3.4		3.8		0.4
General and administrative	1.3		1.1		(0.2)
Other (gains) and charges	0.3		2.4		2.1
As a percentage of Company sales:
•Maggiano’s Food and beverage costs decreased 1.1%, including 2.4% of favorable menu item mix related to steak, produce and other items from menu changes, partially offset by 1.3% of unfavorable menu item mix related to poultry and non-alcoholic beverages.
•Maggiano’s Restaurant labor decreased 3.7%, including 7.1% of favorable hourly labor expenses and 1.1% of favorable manager expenses both due to reduced staffing requirements and 0.4% of lower other labor expenses, partially offset by 3.8% of sales deleverage, 0.7% of higher manager bonus expenses and 0.4% of higher employee health insurance expenses.
•Maggiano’s Restaurant expenses increased 4.1%, including 6.9% of sales deleverage and 2.0% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales. Partial offsets include 1.5% of lower repairs and maintenance expenses, 0.8% of lower variable rent expenses, 0.5% of lower banquet expenses, 0.5% of lower credit card fees, 0.5% of lower utilities, 0.4% of lower advertising expenses and 0.6% of lower other restaurant expenses.

Thirty-Nine Week Period Ended March 24, 2021 compared to March 25, 2020

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 24, 2021	March 25, 2020
Company sales	$181.1	$297.2	$(116.1)	(39.1)%
Royalties	0.1	0.1	0.0	—%
Franchise fees and other revenues	2.1	14.9	(12.8)	(85.9)%
Franchise and other revenues	2.2	15.0	(12.8)	(85.3)%
Total revenues	$183.3	$312.2	$(128.9)	(41.3)%
Maggiano’s Total revenues decreased 41.3% primarily driven by reduced dining and banquet room traffic due to the COVID-19 pandemic, partially offset by increased off-premise sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 24, 2021		March 25, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$43.1	23.8%	$72.0	24.2%	$28.9	0.4%
Restaurant labor	64.3	35.5%	111.0	37.4%	46.7	1.9%
Restaurant expenses	64.6	35.7%	83.6	28.1%	19.0	(7.6)%
Depreciation and amortization	10.4		11.8		1.4
General and administrative	3.9		4.3		0.4
Other (gains) and charges	1.2		2.5		1.3
As a percentage of Company sales:
•Maggiano’s Food and beverage costs decreased 0.4%, including 1.9% of favorable menu item mix from menu changes and 0.1% of increased menu pricing, partially offset by 1.4% of unfavorable menu item mix related to poultry and non-alcoholic beverages and 0.2% of unfavorable commodity pricing.
•Maggiano’s Restaurant labor decreased 1.9%, including 6.2% of favorable hourly labor expenses and 1.1% of favorable manager expenses both due to reduced staffing requirements, partially offset by 5.0% of sales deleverage and 0.4% of higher employee health insurance expenses.
•Maggiano’s Restaurant expenses increased 7.6%, including 10.0% of sales deleverage and 2.0% of higher expenses related to delivery fees and supplies driven by the growth in off-premise sales, partially offset by 1.6% of lower repairs and maintenance expenses, 0.6% of lower credit card fees, 0.6% of lower advertising expenses, 0.5% lower banquet expenses, 0.4% of lower utilities, 0.2% of lower variable rent expenses and 0.5% of lower other restaurant expenses.
Income Taxes

	Thirteen Week Periods Ended			Thirty-Nine Week Periods Ended
	March 24, 2021	March 25, 2020	Change	March 24, 2021	March 25, 2020	Change
Effective income tax rate	11.7%	(13.2)%	24.9%	0.4%	(0.8)%	1.2%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 24, 2021 and March 25, 2020.
The effective income tax rate in the thirteen and thirty-nine week periods ended March 24, 2021 increased compared to the thirteen and thirty-nine week periods ended March 25, 2020 primarily due to leverage of the FICA tip tax credit, partially offset by the favorable impact of excess tax benefits associated with stock-based compensation.
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
Due to the uncertainty in the economy and to preserve liquidity, we took proactive precautionary measures to raise additional capital, reduce costs and pause non-critical projects that do not significantly impact our current operations. These measures during fiscal 2021 included:
•Amended our revolving credit facility during the first quarter of fiscal 2021 to extend the maturity and provide additional flexibility during this time;
•Reduced capital expenditures, although we have begun to strategically resume the Chili’s remodel program and construction of certain new restaurants;
•Reduced marketing, general and administrative and restaurant expenses;
•Continued the suspension of the quarterly cash dividend and the share repurchase program; and
•Amended the fiscal 2018 and fiscal 2019 U.S. Consolidated Income tax returns in order to claim the increased depreciation deductions for Brinker’s qualified improvement property in accordance with the CARES Act which resulted in an anticipated refund of $4.6 million.
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 24, 2021	March 25, 2020
Net cash provided by operating activities	$268.6	$237.8	$30.8
Net cash provided by operating activities increased primarily due to the deferral of payroll tax payments as allowed under the CARES Act and higher accounts payable due to the timing of other operational receipts and payments, partially offset by lower net income in the thirty-nine week period ended March 24, 2021.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 24, 2021	March 25, 2020
Cash flows from investing activities
Payments for property and equipment	$(62.4)	$(82.0)	$19.6
Proceeds from sale of assets	1.6	1.0	0.6
Proceeds from note receivable	1.5	2.2	(0.7)
Payments for franchise restaurant acquisitions	—	(94.6)	94.6
Net cash used in investing activities	$(59.3)	$(173.4)	$114.1
Net cash used in investing activities decreased primarily due to $94.6 million of cash consideration and related transactional charges paid for the purchase of 116 Chili’s restaurants from a franchisee in the prior year.

Additionally, capital expenditures decreased in fiscal 2021 primarily due to a decline in the pace of the Chili’s remodel initiative, the timing of spend on new restaurants, and a reduction in spend for routine capital purchases.
Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 24, 2021	March 25, 2020
Cash flows from financing activities
Payments on revolving credit facility	$(210.0)	$(630.0)	$420.0
Borrowings on revolving credit facility	28.4	806.8	(778.4)
Payments on long-term debt	(14.3)	(12.4)	(1.9)
Purchases of treasury stock	(4.1)	(32.3)	28.2
Payments for debt issuance costs	(2.2)	(1.0)	(1.2)
Payments of dividends	(1.5)	(43.3)	41.8
Proceeds from issuance of treasury stock	14.1	1.6	12.5
Net cash (used in) provided by financing activities	$(189.6)	$89.4	$(279.0)
Net cash used in financing activities increased primarily due to $181.6 million of net repayment activity in fiscal 2021 compared to $176.8 million of net borrowing activity in fiscal 2020 on the revolving credit facility, partially offset by the impact of suspending the dividend payments and share repurchases, and by an increase in proceeds from stock option exercises.
Revolving Credit Facility
Net repayments of $181.6 million were made during the thirty-nine week period ended March 24, 2021 on the $1.0 billion revolving credit facility. As of March 24, 2021, $708.7 million of credit was available under the revolving credit facility. Additionally, subsequent to the end of the third quarter of fiscal 2021, $20.0 million of net payments were made on the revolving credit facility.
As of March 24, 2021, we were in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the liquidity needs created by the COVID-19 pandemic. Prior to the suspension, our share repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the thirty-nine week period ended March 24, 2021, we repurchased 0.1 million shares related to shares repurchased to satisfy team member tax withholding obligations on the vesting of restricted shares. Before the suspension of our share repurchase program, in the thirty-nine week period ended March 25, 2020, we repurchased 0.8 million shares of our common stock for $32.3 million.
Dividend Program
In the fourth quarter of fiscal 2020, our quarterly cash dividend was suspended in response to the liquidity needs created by the COVID-19 pandemic. In the thirty-nine week period ended March 24, 2021, dividends paid related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. In the thirty-nine week period ended March 25, 2020, we paid dividends of $43.3 million to common stock shareholders.

Cash Flow Outlook
We believe that our various sources of capital, including future cash flow from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We continue to serve customers at substantially all of our locations through our dining rooms and off-premise offerings. We will continue to monitor the situation and have resumed normal business operations in accordance with state and local mandates.
We are not aware of any other event or trend that would potentially materially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which the Company has: (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us. We have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 14 - Contingencies, in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended March 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
It is possible that there could be a material adverse impact on our revenues, results of operations and cash flows in connection with COVID-19. The situation is still evolving as the United States is in the process of distributing vaccines beginning in December 2020 in an effort to reduce the spread of the virus. However, lack of successful distribution and/or effectiveness of the vaccines over a large population size could have adverse effects on the situation. Therefore, additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the duration or re-emergence of restrictions and dining room closure requirements, staffing levels for reopened dining rooms and customer re-engagement with our brands.
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
During the thirteen week period ended March 24, 2021, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fourth quarter of fiscal 2020, our share repurchase program was suspended due to the impacts of the COVID-19 pandemic. During the thirteen week period ended March 24, 2021, we repurchased shares solely to satisfy team member tax withholding obligations on the vesting of restricted shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
December 24, 2020 through January 27, 2021	0.0	$51.17	—	$166.8
January 28, 2021 through February 24, 2021	0.0	59.94	—	166.8
February 25, 2021 through March 24, 2021	—	—	—	166.8
Total	0.0	52.37	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 24, 2021, 3,660 shares were tendered by team members at an average price of $52.37.
(2)The final amount shown is as of March 24, 2021.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 24, 2021 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: April 28, 2021	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: April 28, 2021	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)