Form 10-K
period 2021-06-30
BRINKER INTERNATIONAL, INC
filed 2021-08-26
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,656,923,132
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2021
Common Stock, $0.10 par value	45,987,206 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating for our 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as certain virtual brands including It’s Just Wings®. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.
References to “fiscal” or “fiscal year” are to the fiscal year ended of the applicable year. For example, fiscal 2021 refers to the fiscal year ended June 30, 2021.

Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 46 years and enjoys a global presence with restaurants in the United States, 27 countries and two United States territories. Whether domestic or international, Company-owned or franchised, Chili’s is dedicated to delivering fresh and high-quality food with a unique point of view, as well as dining experiences that make guests feel special.
Historically, Chili’s menu featured bold, kicked-up American favorites and Chili’s has built a reputation for big mouth burgers, full-on sizzling fajitas, baby back ribs and hand-shaken margaritas. In recent years, we have focused on these core food offerings with our culinary innovations. We believe our shift in focusing on a few core equities on our menu, our fun laid-back Chilihead culture, and hospitality standards have allowed Chili’s to differentiate its food and service from other casual dining restaurants.
In addition, Chili’s has focused on a seamless digital experience as our guests’ preferences and expectations around dining convenience have evolved in recent years. Investments in our technology and off-premise options have enabled us to provide a faster, more convenient dine-in experience and to offer more To-Go and delivery options for our guests. Our To-Go menu is now available through the Chili’s mobile app, chilis.com, our delivery partner DoorDash, Google Food Ordering, or by calling the restaurant directly. Since 2013, we have leveraged tabletop devices in our restaurants to enhance the overall guest experience by giving them more control of their dining experience and allowing them to pay at the table.
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
In fiscal 2021, entrée selections at our Company-owned restaurants ranged in menu price from $8.00 to $19.69. Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2021 was $2.9 million, and the average revenue per meal, including alcoholic beverages, was approximately $15.50 per guest. Food and non-alcoholic beverage sales accounted for 90.7% and 88.6% of Chili’s Company sales in fiscal 2021 and 2020, respectively, with alcoholic beverage sales accounting for the remainder.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, polished casual restaurant brand offering Italian-American cuisine. With a passion for making people feel special, the brand is known for catering to special occasions and large parties. Each Maggiano’s location is uniquely designed and features open dining rooms with fresh flowers, rich woods, warm carpets and soft lighting. Most locations feature designated banquet facilities and all offer catering for large parties at homes or local businesses. Our full carryout menu is also available for pick up or delivered through a third-party service. Each Maggiano’s has an executive chef preparing authentic recipes from scratch ingredients. Dishes are served in abundant portions both à la carte and family style. We offer a full range of lunch and dinner options, complimented by a premium wine list and handcrafted cocktails.
In fiscal 2021, entrée selections ranged in menu price from $8.50 to $41.99. Our average annual sales per Maggiano’s restaurant in fiscal 2021 was $5.3 million, and the average revenue per meal, including alcoholic beverages, was approximately $25.78 per guest. Sales from events at our banquet facilities made up 4.8% and 15.7% of Maggiano’s Company sales in fiscal 2021 and 2020, respectively. Food and non-alcoholic beverage sales accounted for 89.2% and 86.3% of Maggiano’s Company sales for fiscal 2021 and fiscal 2020, respectively, with alcoholic beverage sales accounting for the remainder.

Virtual Brands
We are investing in virtual brands, restaurant-like menu offerings that are only available for purchase digitally, to drive restaurant traffic and sales growth. We expect that our virtual brands will enable us to capitalize on the growth in off-premise dining and to leverage excess kitchen capacity in our existing restaurant infrastructure, while adding minimal complexity in our restaurants’ kitchens.
Our first virtual brand, It’s Just Wings, launched on June 23, 2020 and is a no-frills offering that consists of chicken wings available in 11 different sauces and rubs, curly fries, ranch dressing and fried Oreos for a value price. It is available for purchase through DoorDash, Google Food Ordering and itsjustwings.com. The operating results for It’s Just Wings are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders.
We plan to continue to test and strategically launch additional virtual brands in the future to further drive our growth.
Business Strategy
We are committed to strategies and a Company culture that we believe will improve guest traffic, grow sales and profits, and engage team members. Our strategies and culture are intended to differentiate our brands from the competition and to focus on the guest experience. We are effectively and efficiently managing our restaurants to establish a lasting presence for our brands in key markets around the world.
Our primary strategy is to make our guests feel special through great food and quality service so that they return to our restaurants. We differentiate Chili’s from our competitors with a flexible platform of value offerings at both lunch and dinner and are committed to offering consistent, quality products at a price point that is compelling to our guests. Our “3 for $10” platform allows guests to combine a starter, a non-alcoholic beverage and an entrée for just $10.00 as part of the every-day base menu and is available for guests to enjoy in our dining rooms or off-premise. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price of $5.00.
We have also invested in our technology and off-premise options as more guests are opting for To-Go and delivery. Since fiscal 2019, as of the end of fiscal 2021, Chili’s off-premise business has grown by 273%. Chili’s partnership with DoorDash has proven instrumental in offering our guests continued service during the COVID-19 pandemic. We leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer more convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
Company Development
During fiscal 2021, we continued the expansion of our restaurant brands domestically through new Company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a smaller Chili’s prototype building that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
The restaurant site selection process is critical and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Members of each brand’s executive team inspect, review and approve each restaurant site prior to its leasing or acquisition for that brand. Our process evaluates a variety of factors, including:
•Trade area demographics, such as target population density and household income levels;

•Physical site characteristics, such as visibility, accessibility and traffic volume;
•Relative proximity to activity centers, such as shopping centers, hotel and entertainment complexes and office buildings; and
•Supply and demand trends, such as proposed infrastructure improvements, new developments and existing and potential competition.
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly team members. The temporary shutdown of development activities during the COVID-19 pandemic negatively impacted the fiscal 2022 pipeline. The following table illustrates the Company-owned restaurants opened in fiscal 2021 and the projected openings in fiscal 2022:

	Fiscal 2021	Fiscal 2022
	Fiscal Year Openings	Projected Openings
Company-owned restaurants
Chili’s domestic	8	7
Chili’s international	—	—
Maggiano’s domestic	—	—
Total Company-owned new openings	8	7

Relocation Openings
Chili’s domestic Company-owned relocations	2	—
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
During fiscal 2021, we relocated two Company-owned restaurants. Also during fiscal 2021, excluding temporary closures, we permanently closed three Company-owned Chili’s restaurants that were performing below our standards and were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
We also pursue expansion through the development of our franchisees. The following table illustrates the franchise-operated restaurants opened during fiscal 2021 and the projected openings for fiscal 2022. The fiscal 2022 projected openings remain subject to change based on the extent and duration of the COVID-19 pandemic:

	Fiscal 2021	Fiscal 2022
	Fiscal Year Openings	Projected Openings
Franchise-operated restaurants
Chili’s domestic	3	1-3
Chili’s international	6	7-11
Maggiano’s domestic	1	0
Total openings	10	8-14

The following table illustrates the percentages of franchise-operated restaurants out of the total Company-owned and franchise-operated restaurants as of June 30, 2021 by restaurant brand:

	Percentage of Franchise-Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	13%	99%	32%
Chili’s	14%	99%	33%
Maggiano’s	4%	—%	4%
(1)Domestic franchise-operated restaurants as a percentage of total domestic restaurants.
(2)International franchise-operated restaurants as a percentage of total international restaurants.
(3)Franchise-operated restaurants (domestic and international) as a percentage of total system-wide restaurants.
International Franchises
Our international growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 30, 2021, we have 17 active development arrangements. During fiscal 2021, we opened six new locations, and entered into two new arrangements, one with an existing franchise partner and one with a new franchise partner. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide for development fees and initial franchise fees revenues in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
As of June 30, 2021, one domestic development arrangement existed. Similar to our international agreements, a typical domestic agreement provides for development and initial franchise fees revenues in addition to subsequent royalty and advertising fees based on the gross sales of each restaurant. We have from time to time purchased restaurants from our franchisees in order to support our growth objectives in certain markets. We remain committed to supporting the growth of our existing franchisees.
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
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general managing partner, two additional managers and shift leaders and for Maggiano’s, an additional three to four chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of individual locations. We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage longer tenure at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members, and enjoy lower turnover of managers and team members that we believe is below industry averages.
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
Supply Chain and Quality Assurance
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
Additionally, as a purchaser of a variety of food products, we require our suppliers to adhere to our supplier code of conduct, which sets forth our expectation of business integrity, food safety and food ingredients, animal welfare and sustainability. Due to the relatively rapid turnover of perishable food products and inventories in the restaurants, which consist primarily of food, beverages and supplies, our inventories have a modest aggregate dollar value in relation to revenues. Internationally, our franchisees may encounter cultural and regulatory differences resulting in variances with product specifications for international restaurant locations.
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. We rely on digital marketing, direct marketing, social media and word of mouth to advertise. During the COVID-19 pandemic, our off-premise sales increased and we have shifted our advertising spend to focus on these sales channels accordingly.
Our domestic Chili’s franchise agreements generally require advertising contributions to us by the franchisees. We use these contributions, in conjunction with Company funds, for the purpose of retaining advertising agencies, obtaining consumer insights, developing and producing brand-specific creative materials and purchasing national or regional media to meet the brand’s strategies. Some franchisees also spend additional amounts on local advertising. Any such local advertising is required to be approved by us.
Maggiano’s, as a “polished casual” restaurant with 54 Company-owned and franchise-operated locations, primarily targets guests from affluent households who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies on digital marketing, direct marketing, social media and word of mouth to advertise.
Seasonality
Our business has historically been seasonal and experienced fluctuation in sales volume during the fiscal year. The highest sales are generally observed during the winter and the spring months, whereas the summer and the fall months are accompanied with lower sales. Moreover, factors such as inclement weather conditions, natural disasters, and timing of holidays tend to impact this seasonality by region.
Human Capital Management
Our employee base, as of June 30, 2021, consisted of 59,491 team members. These included 534 restaurant support center team members and 4,607 restaurant managers and above restaurant leaders, with the remainder being hourly team members. Of our hourly team members, approximately 25% are full-time and 75% are part-time employees. As of June 30, 2021, approximately 53% of our employees are women and approximately 53% of our employees

(who self-identified as a race or ethnicity) are racially or ethnically diverse. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 23 years of experience in the restaurant industry.
Culture and Wellbeing
For decades, our culture has been built on our passion for making people feel special, and that starts with our team members. We affectionately call them Brinkerheads, Chiliheads or Maggiano’s Teammates, and we know that when they feel their best they provide great food and service to our guests. Our motto is “Life is Short, Work Happy” and we promote and nurture a corporate culture that promotes wellbeing, inclusion and growth. We believe that hiring, training, mentoring and supporting team members is the key to retention and living our culture.
We strive to help on helping our team members turn their restaurant jobs into lasting careers. These career paths are made possible by a number of development programs, including the Certified Shift Leader (“CSL”) program at Chili’s, which is accredited as an apprenticeship through the National Restaurant Association Education Foundation and United States Department of Labor. Our CSL program gives hourly team members a clear path into management by providing knowledge, training and skills to become successful restaurant managers. In fiscal 2021, approximately 600 team members from the CSL program were promoted into management. We also provide separate development programs for new managers, managers preparing to become general managers and general managers preparing to become directors of operations. Approximately 90% of our new general managers are promoted from our existing team members.
Our no-cost education program, Best You EDU, provides foundational learning, ESL, citizenship preparation courses, GED, associate’s degree programs and other educational benefits, such as tutoring. This program is available for all team members with a minimum of 90 days of tenure and at least 24 hours of work per week. These tenure and minimum hourly requirements will be lowered in fiscal 2022.
Brinker cares about the health and wellbeing of all team members and provides resources and opportunities to help team members be their best, while at work and at home with their family, with our Be Well program. This program focuses on five areas of wellbeing: career, social, financial, physical/emotional and community. In addition to our career development programs discussed above, we provide resources and opportunities to raise millions of dollars annually for charitable causes, and we provide annual fitness reimbursements for salaried team members and free mental health counselling for those enrolled in our benefit plans.
We believe that every team member should feel valued and respected and know that their work is meaningful and makes a difference in our brands and our communities. We ask all of our team members to take a survey semi-annually, which includes meaningful feedback on how our team members feel about their overall work experience, their manager and our culture. Our executive management team reviews the results of these surveys with our Board of Directors and strives to incorporate this feedback into future strategies.
Diversity, Equity and Inclusion (“DE&I”)
Our restaurants are built on the foundation of a culture of inclusion. Our team members are diverse in gender, race, ethnicity, sexual orientation, disability, religion, age, cultural background and life experiences. We celebrate the differences that make us stronger. We are committed to a workplace environment where every team member feels that they belong and where every team member can succeed. Our Board of Directors through its committees provides oversight for aspects of our culture equity and inclusion. We are working to strengthen the foundation of our culture of inclusion and to build greater diverse leadership at Brinker through the following programs and initiatives:
•Leadership Listens Series – Opportunities for team members to share their personal stories, experiences and feedback with Brinker leadership
•Leadership Inclusion Council – An executive leadership group that guides DE&I initiatives and incorporates them into day-to-day management practices
•Women Taking the Lead – Development, mentoring and resources to help professionally develop female leaders

•Leaders Leading Through Diversity – A development program to increase diverse representation among restaurant operations leadership
•DE&I Training – Online learning paths on topics such as conscious and unconscious bias, as well as additional mandatory training programs for certain operations leaders
•Communities of Interest – Five resource groups providing safe spaces for underrepresented groups to develop connections, share ideas and encourage diversity of thought in the organization
•Culture of Inclusion Series – Events to help educate team members about inclusion and different cultures
COVID-19 Team Member Support
When faced with an unprecedented pandemic, our team members stepped up to the challenge and demonstrated strength, resilience and commitment. Brinker stepped up to focus on the health and safety of our team members and guests and to provide significant financial support. Our efforts included the following, some of which includes efforts from fiscal 2020 when the pandemic began:
•Safety – We immediately implemented enhanced cleaning and disinfecting procedures
•Team Member Relief Fund – We paid approximately $15.7 million to help 41,920 hourly team members who had reduced or no working hours as a result of government mandated dining room closures
•Health Screening and PPE – At shift check-in, all team members completed health screens, and we provided all our team members with face coverings which they were required to wear
•Training – Team members completed COVID-19 specific training and at shift check-in managers regularly gave reviews of policies and practices
•Additional Funds – We paid hourly team members in certain circumstances for missed shifts due to a COVID-19 diagnosis, being in quarantine or living with someone diagnosed with COVID-19, and reimbursed for some out-of-pocket medical expenses incurred as a result of COVID-19
•Benefits – We provided free mental health services for all team members and their families, and all team members enrolled in benefits were able to keep their benefits at the same discounted premium even if they were furloughed or no longer worked full-time
Information Technology and Cybersecurity
We pride ourselves on being innovators in our field, striving to create and procure cutting edge technology to improve the guest experience and create operational efficiencies. We have created and implemented technologies to facilitate a contactless guest experience through apps, digital menus, tabletop and hand held devices and QR code payment. Our restaurant operators utilize our back office systems for inventory control, curbside management, forecasting, demand preparation and productivity. Our service desk supports the needs of both our restaurant support center and each of our restaurants. Our data centers are geographically dispersed, which helps support continuity of our operations and systems. Our systems operate in multiple cloud environments, which gives us ability to scale up infrastructure and provides flexibility for expansion. They are comprised of a combination of internally developed and third-party developed software; our team builds foundational frameworks to integrate and bridge technologies. We believe our information systems are sufficient to support our business and we continually seek to improve our processes based on the strategic and financial priorities of the business.
Information and data security is a priority for us and we are consistently reviewing and evaluating risks and requirements to keep the data we have secure. Our existing cyber security policy includes continuous monitoring and detection programs, network security precautions, encryption of critical data, in depth security assessment of vendors and incident response guidelines. We continue to invest and innovate around the areas of protection of systems, sensitive data, technology and processes using third-party and in-house tools and resources. We remain vigilant in staying ahead of new and emerging risks utilizing our tools and security teams and continue to review and make strategic continued investments in our systems to keep the Company, our guests and our team members data secure.
We subscribe to multiple feeds and associations that discuss and monitor risks of any technology compromise or risks at our business partners where relevant. Relevant restaurant level personnel and employees at the restaurant support center receive annual training on information security best practices. Additionally, we provide annual credit card handling training following Payment Card Industry guidelines to team members that handle guest payment information. We maintain a disaster recovery plan and protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third-party conducts regular network security reviews, scans and audits.
The Audit Committee of the Board of Directors has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. Management reporting on the effectiveness of these practices is provided to the Board of Directors, including the Audit Committee, on a quarterly basis or as needed.
Trademarks
We have registered or have pending, among other marks, “Brinker International”, “Chili’s”, “Maggiano’s”, “Maggiano’s Little Italy” and “It’s Just Wings”, as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain a website with the address of http://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished with the SEC.
In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Code of Conduct - Making People Feel Special and Policy Governing the Improper Use of Materials. The information contained on our website is not a part of this Annual Report on Form 10-K.
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
Strategic and Operational Risks
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
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our and our franchisees’ ability to:

•Increase gross sales and operating profits at existing restaurants with food and beverage options desired by our guests;
•Evolve our marketing and branding strategies in order to appeal to guests;
•Innovate and implement technology initiatives that provide a unique digital guest experience;
•Identify adequate sources of capital to fund and finance strategic initiatives, including reimaging existing restaurants, new restaurant development and new restaurant equipment;
•Grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants, or making strategic acquisitions; and
•Improve the speed and quality of our service.
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
Regardless of the source or cause, any report of food-borne illnesses or other food safety issues at one of our restaurants or our franchisees’ restaurants could irreparably damage our brand reputations and result in declines in guest traffic and sales at our restaurants. A food safety incident may subject us to regulatory actions and litigation, including criminal investigations, and we may be required to incur significant legal costs and other liabilities. Food safety incidents may occur in our supply chain and be out of our control. Health concerns or outbreaks of disease in a food product could also reduce demand for particular menu offerings. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the restaurant industry in general and adversely affect our sales or cause us to incur additional costs to implement food safety protocols beyond industry standards. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
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
Additionally, consumers’ ability to immediately post opinions on social media platforms to a broad audience of consumers and other interested persons, often without filters or checks on accuracy of the content posted, may be adverse to our interests and may harm our performance, prospects or business, regardless of the information’s accuracy. The use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Our ability to grow sales through delivery orders is uncertain.
Part of our strategy for growth is dependent on increased sales from guests that want our food delivered to them. We currently rely on third-party delivery providers for the ordering and payment platforms that receive guest orders and that send orders directly to our point of sale system. These platforms could be damaged or interrupted by technological failures, cyber-attacks or other factors, which may adversely impact our sales through these channels.
Delivery providers generally fulfills delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. We also incur additional costs associated with delivery orders, and it is possible that these orders could cannibalize more profitable in-restaurant visits or To-Go orders.
Additionally, we have certain virtual brands that are only available through third-party platforms. We rely on DoorDash and Google Food Ordering to market and deliver certain offerings from our Chili’s and Maggiano’s kitchens. In addition to the delivery and technological risks discussed above, because certain offerings are only available through third-party platforms, if we have to transition to a different third-party delivery provider, our sales on such offerings would temporarily be diminished, and it is possible that we would not generate the same level of profitability with a different provider.
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
Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high quality guest service. There is active competition for quality management personnel and hourly team members. We are experiencing and may continue to experience challenges in recruiting and retaining team members in various locations. These challenges may result in higher labor costs, increased turnover and a shortage of adequate management personnel and hourly team members required for operations and for future growth, which can lead to lower guest satisfaction and decreased profitability.
Our results can be adversely affected by events, such as adverse weather conditions, natural disasters, climate change, pandemics such as the COVID-19 pandemic or other catastrophic events.
Adverse weather conditions, natural disasters, climate change or catastrophic events, such as terrorist acts, can adversely impact restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions, climate change and health pandemics (such as COVID-19) whether occurring in the United States or abroad, can keep customers in the affected area from dining out, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to or closure of restaurants and result in lost opportunities for our restaurants. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
Measures implemented to reduce the spread of COVID-19 have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, we and many of our franchisees experienced reduced operating hours and dining-room closures, some of which are still fully or partially continuing. While many markets have reopened for dine-in guests, the capacity may be limited, and local conditions may lead again to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales were negatively impacted. Refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenues for more information.
We cannot predict the duration or scope of the COVID-19 pandemic or when operations will cease to be affected by it. Because a large portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our and our franchisees’ operating margins and can result in restaurant operating losses and our loss of royalties. The COVID-19 pandemic is ongoing and has the potential to negatively impact our future financial results and depending on the duration and scope, such impact could be material.
Shortages or interruptions in the availability and delivery of food and other products may increase costs or reduce revenues.
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, droughts and hurricanes; health epidemics or pandemics (such as COVID-19); shortages in the availability of truck drivers; the inability of our suppliers to obtain credit in a tight credit market; trade barriers; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.
The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 19.4%, 12.6% and 10.1%, respectively, as of June 30, 2021. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations. For example, declines in oil prices may increase levels of unemployment and cause other economic pressures that result in lower sales and profits at our restaurants in oil market regions of Texas and surrounding areas.
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
Additionally, our international franchisees are subject to risks not encountered by our domestic franchisees, and royalties paid to us may decrease if their businesses are negatively impacted. These risks include:
•Difficulties in achieving consistency of product quality and service as compared to domestic operations;
•Changes to recipes and menu offerings to meet cultural norms;
•Challenges to obtain adequate and reliable supplies necessary to provide menu items and maintain food quality; and
•Differences, changes or uncertainties in economic, regulatory, legal, cultural, social and political conditions.

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
We have in the past, and are currently experiencing the impacts of inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses on regional and national levels, including through suppliers putting pressure on margins by passing on higher prices for petroleum-based fuels. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. We cannot ensure, however, we will be able to continue to recover increases in operating expenses due to inflation in this manner.
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

Information and Technology Related Risks
We are exposed to risks related to cyber security and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business, and a significant portion of our restaurant sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
To conduct our operations, we regularly move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity and are increasing in complexity and number. For example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, imposes new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA regulations and creates a right for individuals to bring class action suits seeking damages for violations.
As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. For example, the Company experienced a cyber security incident at some Chili’s locations in fiscal 2018. As a result of the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future cyber-attacks or data loss.
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations.
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
Financial Risks
The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.
Borrowings under our revolving credit facility use LIBOR, the basic rate of interest used in lending between banks on the London interbank market, as a benchmark for establishing the applicable interest rate. In July 2017, the Financial Conduct Authority of the United Kingdom, which regulates LIBOR, announced that it planned to phase out LIBOR by the end of 2021. On March 5, 2021, however, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. Whether another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, when LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, and the interest rate thereunder will likely change.
The consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, we may not be successful in amending our borrowing arrangements to provide for a replacement rate. Any new or alternative base rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have a material adverse impact on our business, financial condition and results of operations.
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
Credit rating agencies have, and in the future may, change their credit rating for us, among other things, based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant, particularly during the COVID-19 pandemic. A downgrade of our credit ratings could, among other things:
•Increase our cost of borrowing;
•Limit our ability to access capital;
•Result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, including restrictions on our ability to pay distributions or repurchase shares;
•Require us to provide collateral for any future borrowings; and
•Adversely affect the market price of our outstanding debt securities.
These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt agreement. Our credit ratings could be further lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. Although no triggering event had been identified in our regular goodwill impairment assessment performed at the end of the second quarter of fiscal 2020, we determined during the third quarter of fiscal 2020 that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic could indicate that an impairment loss may have been incurred. Based on our assessment, we determined that our goodwill and indefinite-lived intangible assets were not impaired. Additionally, we updated the assessment during the fourth quarter of fiscal 2020 and determined no triggering event existed based on improved market value and actual results compared to projections in the quantitative assessment prepared in the third quarter. We performed our annual goodwill impairment test in the second quarter of fiscal 2021 and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2021. This assessment is predicated on our ability to continue to operate dining and banquet rooms, and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
It is possible that a change in circumstances such as the decline in the market price of our common stock or changes in consumer spending levels, or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation of our brands and create the potential for the recognition of impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, may cause us to incur impairment charges on certain long-lived assets.
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. For example, in fiscal 2021, we recognized $3.0 million of long-lived asset and lease asset impairment charges as a result of decreased cash flows and it is possible that we may incur similar charges in greater amounts in the future. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data Notes to Consolidated Financial Statements for more information. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
Legal and Regulatory Risks
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Publicly traded companies also may become the target of shareholder activism, which could take many form or arise in a variety of situations. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and legal fees and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations. We are also impacted by settlements of pending or any future adjustments proposed by taxing and governmental authorities inside and outside of the United States in connection with our tax audits, all of which will depend on their timing, nature and scope. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
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

Macroeconomic and Industry Risks
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
General Risk Factors
Other risk factors may adversely affect our financial performance.
Other risk factors that could cause our actual results to differ materially from those indicated in forward-looking statements, include, without limitation, changes in financial and credit markets (including rising interest rates); increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics (such as COVID-19) or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; terrorist acts; energy shortages and rolling blackouts; weather and climate change (including, major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Restaurant Locations
As of June 30, 2021, our system of Company-owned and franchise-operated restaurants included 1,648 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 30, 2021
	Domestic	International	Total
Chili’s
Company-owned	1,064	5	1,069
Franchise	171	354	525
	1,235	359	1,594
Maggiano’s
Company-owned	52	—	52
Franchise	2	—	2
	54	—	54
System-wide	1,289	359	1,648
Our Company-owned and franchise-operated restaurants in the United States are located in 49 states and Washington, D.C. We and our franchisees also have restaurants in two United States territories, Guam and Puerto Rico, and 27 countries: Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Taiwan, Tunisia, the United Arab Emirates, and Vietnam.

June 30, 2021
	Domestic	International
	No. of States	No. of countries and U.S. territories
Chili’s	49	29
Maggiano’s	23 & D.C.	—
Restaurant Property Information
The following table illustrates the approximate dining room capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	3,200-8,100	8,200-28,400
Dining seats	140-350	260-770
Dining tables	20-70	60-100
As of June 30, 2021, we own 42 properties of the 1,121 Company-owned restaurant locations. The related book value of these owned restaurant locations as of June 30, 2021 includes Land of $33.1 million and the net book value of Buildings and leasehold improvements totaling $11.0 million. The remaining 1,079 Company-owned restaurant locations were leased by us and the net book value of the Buildings and leasehold improvements totaled $466.3 million. These leased restaurant locations can be categorized as follows: 738 ground leases (where we lease land only, but construct the building and leasehold improvements) and 341 retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.

Other Properties
We lease an office building in Dallas, Texas containing approximately 216,300 square feet which we use for our corporate headquarters and menu development activities. We also lease but have ceased use of our previous headquarters location consisting of 198,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
This information is set forth within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16 - Commitments and Contingencies of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 20, 2021, there were 454 holders of record of our common stock.
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 29, 2016 through June 30, 2021. The graph is based on $100 invested as of June 29, 2016 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Brinker International	$100.00	$85.05	$115.30	$92.16	$58.35	$153.39
S&P 500	$100.00	$117.90	$134.84	$148.89	$160.06	$225.36
S&P Restaurants(1)	$100.00	$120.50	$119.77	$177.35	$161.57	$226.68
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., McDonald’s Corp., Domino’s Pizza Inc., Starbucks Corporation and Yum! Brands, Inc.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to the COVID-19 pandemic. Additionally, under the terms of our revolving credit facility, we were prohibited from making dividends, stock repurchases and investments from the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, and following this period, we were subject to a $50.0 million aggregate limitation on dividends, stock repurchases and investments.
Future decisions to reinstate the dividend program to pay, or to increase or decrease dividends, are at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board of Directors considers relevant.

Refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for further information.
Refer to Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10 - Debt and Note 13 - Shareholders’ Deficit of this Annual Report on Form 10-K for further discussion of our long-term debt and shareholders’ deficit, respectively.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. Additionally, the amended revolving credit facility restricted our ability to repurchase shares in fiscal 2021 through the third quarter of fiscal 2021. Following the expiration of these restrictions under our amended revolving credit facility, we did not repurchase any shares under publicly announced share repurchase programs for the remainder of fiscal 2021. Future decisions to repurchase shares will be dependent on our operating performance, financial condition and other such factors that we consider relevant.
We repurchased a limited number of shares related to shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards. These purchases are not deducted from shares available to be purchased under publicly announced programs. Amounts are presented in millions, except per share amounts, unless otherwise noted:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 25, 2021 through April 28, 2021	—	$—	—	$166.8
April 29, 2021 through May 26, 2021	0.0	$66.39	—	$166.8
May 27, 2021 through June 30, 2021	0.0	$75.32	—	$166.8
Total	0.0	$73.77	—
(1)Shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2021, 564 shares were tendered by team members at an average price of $73.77.
(2)Subsequent to fiscal 2021 year-end, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300 million.
ITEM 6. RESERVED
Removed and Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:
•Overview - a brief description of our business and a discussion on the financial impact of the COVID-19 pandemic

•Results of Operations - an analysis of the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements
•Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, aggregate contractual obligations, share issuance and repurchase activity, and known trends that may impact liquidity
•Impact of Inflation - a discussion of the effect of inflation on our business
•Off-Balance Sheet Arrangements - a discussion of the off-balance sheet arrangements entered into by us
•Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates including recent accounting pronouncements
The following MD&A includes a discussion comparing our results in fiscal 2021 to fiscal 2020. For a discussion comparing our results from fiscal 2020 to fiscal 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2020, filed with the SEC on August 24, 2020.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2021 ended on June 30, 2021 and contained 53 weeks. Fiscal 2020 and 2019, which ended on June 24, 2020 and June 26, 2019, respectively, each contained 52 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Refer to Part I, Item 1 - Business of this document for additional information about our business and operational strategies.
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. Beginning in March 2020, our restaurants experienced a significant decrease in guest traffic and sales due to the spread of COVID-19, which prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments.
In March 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms, transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we reopened certain dining room locations as permitted by state and local mandates. For the remainder of fiscal 2020 and throughout fiscal 2021, the number of open dining rooms, and the dining room capacity restrictions fluctuated based on state and local mandates. The following table shows the percentages of our Company-owned restaurant dining rooms or patios that were open in at least a limited capacity at the end of each fiscal quarter since the beginning of the pandemic:

	Fiscal quarters ended on
	June 30, 2021	March 24, 2021	December 23, 2020	September 23, 2020	June 24, 2020	March 25, 2020
Open dining rooms or patios	100.0%	99.7%	84.3%	98.2%	94.9%	—%
Chili’s and Maggiano’s ability to continue serving guests during the COVID-19 pandemic is the result of our strategic decision to invest in technology, virtual brands, and off-premise capabilities including online ordering, mobile app ordering, curbside service and third-party delivery. Our off-premise sales grew significantly during the COVID-19 pandemic and partially offset the lost dining room sales due to the capacity restrictions and closures. During fiscal 2021, off-premise sales represented approximately 42.2% of Company sales compared to 26.4% in fiscal 2020.
During the COVID-19 pandemic, our franchise partners also experienced regulated closures both domestically and internationally, which negatively impacted our franchise royalties.
COVID-19 Impact to Results of Operations, Liquidity and Capital Resources in Fiscal 2021
We incurred $3.3 million of net charges in Other (gains) and charges which are recorded in the Consolidated Statements of Comprehensive Income in fiscal 2021, including the following:
•employee assistance and related payroll taxes for certain team members,
•conversion of certain parking lots into dining areas, and
•initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to maintain open dining rooms.
We also took the following proactive precautionary measures in fiscal 2021 to preserve liquidity, reduce costs and pause non-critical projects that did not significantly impact our current operations:
•Amended our revolving credit facility in the first quarter of fiscal 2021 to extend the maturity date and provide additional borrowing flexibility.
•Temporarily reduced capital expenditures, although we have begun to strategically resume the Chili’s remodel program and construction of certain new restaurants.
•Reduced marketing, general and administrative and restaurant expenses.
•Continued the suspension of the quarterly cash dividend and the share repurchase program;
•Amended our fiscal 2018 and fiscal 2019 U.S. Income Tax Returns in order to claim additional depreciation deductions related to qualified improvement property of $4.6 million in accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). We also were able to include a benefit in our fiscal 2020 U.S. Income Tax Return related to the additional depreciation on qualified improvement property of approximately $2.0 million.
•Deferred the employer portion of certain payroll taxes, totaling $54.5 million, in accordance with the CARES Act. These taxes will be repaid in two equal installments on December 31, 2021, and December 31, 2022.
Impact on Financial Outlook
The ultimate impact of the COVID-19 pandemic cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus, the availability, acceptance and efficacy of preventative vaccines, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently. We will continue to closely monitor and adapt to the evolving situation.

RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 30, 2021		June 24, 2020
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$3,279.0	98.2%	$3,004.9	97.6%
Franchise and other revenues	58.8	1.8%	73.6	2.4%
Total revenues	3,337.8	100.0%	3,078.5	100.0%
Operating costs and expenses
Food and beverage costs	867.8	26.4%	798.6	26.6%
Restaurant labor	1,108.2	33.8%	1,045.5	34.8%
Restaurant expenses	858.5	26.2%	825.8	27.5%
Depreciation and amortization	150.2	4.5%	162.3	5.3%
General and administrative	134.8	4.0%	136.3	4.4%
Other (gains) and charges	19.0	0.6%	47.4	1.5%
Total operating costs and expenses	3,138.5	94.0%	3,015.9	98.0%
Operating income	199.3	6.0%	62.6	2.0%
Interest expenses	56.2	1.7%	59.6	1.9%
Other income, net	(2.1)	(0.1)%	(1.9)	(0.1)%
Income before income taxes	145.2	4.4%	4.9	0.2%
Provision (benefit) for income taxes	13.6	0.5%	(19.5)	(0.6)%
Net income	$131.6	3.9%	$24.4	0.8%
(1)Food and beverage costs, Restaurant labor and Restaurant expenses are calculated based on a percentage of Company sales. All others are calculated as a percentage of Total revenues.
Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including sales from gift card redemptions and virtual brands.
•Franchise and other revenues include franchise royalties, delivery fee income, gift card breakage, digital entertainment revenues, Maggiano’s banquet service charge income, franchise advertising fees, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 24, 2020	$2,731.7	$346.8	$3,078.5
Change from:
Comparable restaurant sales(1)	215.1	(65.0)	150.1
53rd week in Fiscal 2021	62.5	6.9	69.4
Restaurant openings	21.4	—	21.4
Restaurant relocations	2.8	—	2.8
Restaurant closures(2)	(19.3)	—	(19.3)
Restaurant acquisitions(3)	49.7	—	49.7
Company sales	332.2	(58.1)	274.1
Royalties(4)	(3.4)	—	(3.4)
Franchise fees and other revenues	(0.6)	(10.8)	(11.4)
Franchise and other revenues	(4.0)	(10.8)	(14.8)
Fiscal year ended June 30, 2021	$3,059.9	$277.9	$3,337.8
(1)Comparable restaurant sales increased due to higher off-premise sales and higher dining room guest sales and traffic during the fourth quarter of fiscal 2021. These increases were partially offset by lower dining room guest traffic during the first three quarters of fiscal 2021 resulting from temporary dining room closures, capacity limitations and our guests’ personal safety preferences related to the pandemic.
(2)Restaurant closures include the impact of permanently closed locations and temporary closures longer than 14 consecutive days.
(3)We acquired 116 Chili’s restaurants from a franchisee effective September 5, 2019. Restaurant acquisitions include the change in Company sales attributed to these restaurants over the first ten weeks of fiscal 2021. For the remainder of fiscal 2021, the change in Company sales attributed to these restaurants is included in Comparable restaurant sales.
(4)Lower royalties in fiscal 2021 were primarily due to lower dining room sales by our domestic and global franchisees due to the impacts of the COVID-19 pandemic. Royalties are based on franchise sales and our franchisees generated sales of approximately $780.7 million in fiscal 2021 including $18.1 million from the additional operating week, and $833.7 million in fiscal 2020.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2021 compared to fiscal 2020:

	Comparable Sales(1)(2)	Price Impact	Mix-Shift Impact(3)	Traffic Impact	Restaurant Capacity(4)
Company-owned	5.1%	0.6%	(4.3)%	8.8%	2.2%
Chili’s	8.3%	0.4%	(2.6)%	10.5%	2.3%
Maggiano’s	(19.8)%	2.3%	(7.7)%	(14.4)%	0.0%
Chili’s franchise(5)	12.5%
U.S.(4)	13.8%
International	9.7%
Chili’s domestic(6)	8.9%
System-wide(7)	6.0%
(1)Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 months except acquired restaurants which are included after 12 months of ownership. Restaurants temporarily closed 14 days or more are excluded from comparable restaurant sales. Percentage amounts are calculated based on the comparable periods year-over-year.
(2)Comparable Restaurant Sales for Chili’s and Maggiano’s include the results of It’s Just Wings, which was launched nationally in June 2020.
(3)Mix-Shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.
(4)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year. No adjustments have been made to capacity for temporary closures.
(5)Chili’s franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive Income; however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Chili’s franchise comparable restaurant sales provides investors relevant information regarding total brand performance.
(6)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(7)System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants and sales generated at franchise-operated Chili’s restaurants.
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 30, 2021		June 24, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$867.8	26.4%	$798.6	26.6%	$(69.2)	0.2%
Restaurant labor	1,108.2	33.8%	1,045.5	34.8%	(62.7)	1.0%
Restaurant expenses	858.5	26.2%	825.8	27.5%	(32.7)	1.3%
Depreciation and amortization	150.2		162.3		12.1
General and administrative	134.8		136.3		1.5
Other (gains) and charges	19.0		47.4		28.4
Interest expenses	56.2		59.6		3.4
Other income, net	(2.1)		(1.9)		0.2
As a percentage of Company sales:
•Food and beverage costs decreased 0.2%, consisting of 0.3% of favorable menu item mix and 0.1% of increased menu pricing, partially offset by 0.2% of unfavorable commodity pricing primarily related to cheese and poultry.
•Restaurant labor decreased 1.0%, consisting of 0.6% of lower hourly labor expenses due to reduced staffing requirements, 0.6% of sales leverage, inclusive of the impact of the additional operating week in fiscal 2021, and 0.1% of lower other labor expenses, partially offset by 0.3% of higher manager bonus expenses resulting from improved operational performance metrics compared to targets.
•Restaurant expenses decreased 1.3%, consisting of 2.0% of lower advertising expenses, 1.5% of sales leverage, inclusive of the impact of the additional operating week in fiscal 2021, and 0.3% of lower repairs and maintenance expenses, partially offset by 2.5% of higher delivery fees and supplies driven by the growth in off-premise sales.

Depreciation and amortization decreased $12.1 million as follows:

Depreciation and Amortization
Fiscal year ended June 24, 2020	$162.3
Change from:
Retirements and fully depreciated restaurant assets	(21.8)
Finance leases	(4.3)
Additions for existing and new restaurant assets	8.3
Acquisition of franchise restaurants(1)	3.3
Corporate assets	1.6
Other	0.8
Fiscal year ended June 30, 2021	$150.2
(1)Acquisition of franchise restaurants represents the incremental depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019.
General and administrative expenses decreased $1.5 million as follows:

General and Administrative
Fiscal year ended June 24, 2020	$136.3
Change from:
Defined contribution plan employer expenses(1)	(5.3)
Payroll-related expenses	(1.6)
Travel and entertainment expenses	(1.6)
Professional fees	(0.6)
Performance-based compensation(2)	4.5
Stock-based compensation	1.6
Other	1.5
Fiscal year ended June 30, 2021	$134.8
(1)    Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)    Performance-based compensation increased in fiscal 2021 due to improved business performance metrics compared to targets.

Other (gains) and charges consisted of the following (for further details, refer to Note 5 - Other Gains and Charges):

	Fiscal Years Ended
	June 30, 2021	June 24, 2020
COVID-19 related charges	$3.3	$12.2
Restaurant impairment charges	3.0	19.1
Loss from natural disasters, net of (insurance recoveries)	2.9	(0.7)
Restaurant closure charges	2.4	3.8
Remodel-related costs	2.3	3.2
Loss on lease contingencies	2.2	—
Severance and other benefit charges	0.5	3.2
Foreign currency transaction (gain) loss	(0.6)	1.4
Other	3.0	5.2
	$19.0	$47.4
Interest expenses decreased $3.4 million due to lower average borrowing balances on our revolving credit facility, partially offset by higher interest rates on our revolving credit facility and finance leases in fiscal 2021.
Income Taxes

	Fiscal Years Ended
	June 30, 2021	June 24, 2020
Effective income tax rate	9.4%	(398.0)%
The federal statutory tax rate was 21.0% for both fiscal 2021 and 2020. Our fiscal 2021 effective income tax rate of 9.4% was lower than the federal statutory tax rate primarily due to the leverage of the FICA tip tax credit relative to Income before income taxes in fiscal 2021. Our fiscal 2020 effective income tax rate benefit of 398.0% was lower than the federal statutory tax rate primarily due to near break-even Income before income taxes and a tax benefit driven by leverage of the FICA tip tax credit.
Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 30, 2021	June 24, 2020	Dollars	%
Company sales	$3,005.7	$2,673.5	$332.2	12.4%
Royalties	30.3	33.7	(3.4)	(10.1)%
Franchise fees and other revenues	23.9	24.5	(0.6)	(2.4)%
Franchise and other revenues	54.2	58.2	(4.0)	(6.9)%
Total revenues	$3,059.9	$2,731.7	$328.2	12.0%
(1)Company restaurant expenses include Food and beverage costs, Restaurant labor, and Restaurant expenses, including advertising.
Chili’s Total revenues increased 12.0% primarily due to higher off-premise sales and higher dining room guest sales and traffic during the fourth quarter of fiscal 2021. These increases were partially offset by lower dining room guest traffic during the first three quarters of fiscal 2021 resulting from temporary dining room closures, capacity limitations and our guests’ personal safety preferences related to the pandemic. Refer to the “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 30, 2021		June 24, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$803.5	26.7%	$718.7	26.9%	$(84.8)	0.2%
Restaurant labor	1,014.2	33.7%	920.8	34.4%	(93.4)	0.7%
Restaurant expenses	765.6	25.5%	723.7	27.1%	(41.9)	1.6%
Depreciation and amortization	124.3		133.9		9.6
General and administrative	27.4		32.1		4.7
Other (gains) and charges	12.7		35.3		22.6
As a percentage of Company sales:
•Chili’s Food and beverage costs decreased 0.2%, including 0.2% of favorable menu item mix and 0.1% of increased menu pricing, partially offset by 0.1% of unfavorable commodity pricing.
•Chili’s Restaurant labor decreased 0.7%, including 0.9% of sales leverage, inclusive of the impact of the additional operating week in fiscal 2021, and 0.2% of lower other labor expenses, partially offset by 0.2% of higher manager expenses and 0.2% of higher manager bonus expenses due to improved operational performance metrics compared to targets.
•Chili’s Restaurant expenses decreased 1.6%, including 2.2% of lower advertising expenses, 2.1% of sales leverage, inclusive of the impact of the additional operating week in fiscal 2021, and 0.2% of lower repairs and maintenance expenses, partially offset by 2.6% of higher delivery fees and supplies driven by the growth in off-premise sales and 0.3% of higher other restaurant expenses.
Chili’s Depreciation and amortization decreased $9.6 million as follows:

Depreciation and Amortization
Fiscal year ended June 24, 2020	$133.9
Change from:
Retirements and fully depreciated restaurant assets	(17.2)
Finance leases	(4.2)
Additions for new and existing restaurant assets	7.9
Acquisition of franchise restaurants(1)	3.3
Other	0.6
Fiscal year ended June 30, 2021	$124.3
(1)        Acquisition of Chili’s restaurants represents the incremental depreciation and amortization of the assets and finance leases of the 116 Chili’s restaurants acquired on September 5, 2019.

Chili’s General and administrative decreased $4.7 million as follows:

General and Administrative
Fiscal year ended June 24, 2020	$32.1
Change from:
Defined contribution plan employer expenses(1)	(3.7)
Payroll-related expenses	(1.5)
Travel and entertainment expenses	(0.7)
Performance-based compensation	1.0
Professional fees	0.2
Stock-based compensation	0.1
Other	(0.1)
Fiscal year ended June 30, 2021	$27.4
(1)        Defined contribution plan employer expenses decreased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 5 - Other Gains and Charges):

	Fiscal Years Ended
	June 30, 2021	June 24, 2020
COVID-19 related charges	$2.7	$10.1
Restaurant impairment charges	2.6	15.4
Remodel-related costs	2.3	3.2
Restaurant closure charges	2.2	3.7
Loss from natural disasters, net of (insurance recoveries)	1.5	(0.8)
Acquisition of franchise restaurants-related costs	—	2.9
Other	1.4	0.8
	$12.7	$35.3

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 30, 2021	June 24, 2020	Dollars	%
Company sales	$273.3	$331.4	$(58.1)	(17.5)%
Royalties	0.2	0.2	—	—%
Franchise fees and other revenues	4.4	15.2	(10.8)	(71.1)%
Franchise and other revenues	4.6	15.4	(10.8)	(70.1)%
Total revenues	$277.9	$346.8	$(68.9)	(19.9)%
Maggiano’s Total revenues decreased 19.9% primarily driven by reduced dining room traffic in the first three quarters of fiscal 2021 and reduced banquet room traffic due to the COVID-19 pandemic. These declines were partially offset by higher off-premise sales and higher dining room traffic during the fourth quarter of fiscal 2021. Refer to the “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 30, 2021		June 24, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$64.3	23.5%	$79.9	24.1%	$15.6	0.6%
Restaurant labor	94.0	34.4%	124.7	37.7%	30.7	3.3%
Restaurant expenses	92.1	33.7%	101.5	30.6%	9.4	(3.1)%
Depreciation and amortization	13.8		15.4		1.6
General and administrative	5.8		5.7		(0.1)
Other (gains) and charges	1.4		6.8		5.4
As a percentage of Company sales:
•Maggiano’s Food and beverage costs decreased 0.6%, including 0.4% of favorable menu item mix and 0.3% of increased menu pricing, partially offset by 0.1% of unfavorable commodity pricing.
•Maggiano’s Restaurant labor decreased 3.3%, including 4.9% of favorable hourly labor expenses and 0.4% of favorable manager expenses both due to reduced staffing requirements, partially offset by 1.7% of sales deleverage and 0.3% of higher manager bonus expenses.
•Maggiano’s Restaurant expenses increased 3.1%, including 4.0% of sales deleverage and 1.5% of higher delivery fees and supplies driven by the growth in off-premise sales. These increases were partially offset by 0.7% of lower repairs and maintenance expenses, 0.5% of lower credit card fees, 0.4% of lower utilities, 0.2% of lower banquet expenses, 0.2% of lower property tax expenses and 0.4% of lower other restaurant expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 30, 2021	June 24, 2020
Net cash provided by operating activities	$369.7	$245.0	$124.7
Net cash from operating activities increased primarily due to an increase in Net income and the deferral of payroll tax payments as allowed under the CARES Act in fiscal 2021. These increases were partially offset by an increase in operating lease payments due to the payment of rent from fiscal 2020 that was deferred to fiscal 2021 and rent that was prepaid at the end of fiscal 2021.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 30, 2021	June 24, 2020
Cash flows from investing activities
Payments for property and equipment	$(94.0)	$(104.5)	$10.5
Payments for franchise restaurant acquisitions	—	(94.6)	94.6
Proceeds from sale of assets	1.6	1.2	0.4
Insurance recoveries	—	1.1	(1.1)
Proceeds from note receivable	1.5	2.8	(1.3)
Net cash used in investing activities	$(90.9)	$(194.0)	$103.1
Net cash used in investing activities decreased primarily due to cash outflows related to the acquisition of 116 Chili’s restaurants from a franchisee in fiscal 2020. Additionally, capital expenditures decreased in fiscal 2021 primarily due to lower spending on new restaurant construction, a decline in the pace of the Chili’s remodel initiative and a reduction in spend for routine capital purchases.
Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 30, 2021	June 24, 2020
Cash flows from financing activities
Borrowings on revolving credit facility	$43.4	$808.4	$(765.0)
Payments on revolving credit facility	(345.0)	(858.8)	513.8
Purchases of treasury stock	(4.2)	(32.4)	28.2
Payments on long-term debt	(20.0)	(17.8)	(2.2)
Payments of dividends	(1.5)	(57.4)	55.9
Proceeds from issuance of common stock	—	146.9	(146.9)
Proceeds from issuance of treasury stock	30.7	1.6	29.1
Payments for common stock issuance costs	—	(7.8)	7.8
Payments for debt issuance costs	(2.2)	(3.2)	1.0
Net cash used in financing activities	$(298.8)	$(20.5)	$(278.3)
Net cash from financing activities decreased primarily due to higher net repayment activity on the revolving credit facility in fiscal 2021 and the absence of cash proceeds from the issuance of common stock in fiscal 2020. Partial offsets included the impact of suspending the quarterly cash dividend payments and the share repurchase program, and an increase in proceeds from stock option exercises.
Revolving Credit Facility
Net repayments of $301.6 million were made during fiscal 2021 on the $1.0 billion revolving credit facility. As of June 30, 2021, $828.7 million was available under the revolving credit facility. As of June 30, 2021, our interest rate was 3.250% consisting of the LIBOR floor of 0.750% plus the applicable margin of 2.500%.
In fiscal 2021, we executed the seventh amendment to our revolving credit facility, extending the maturity date to December 12, 2022. This amendment included a capacity reduction to $900.0 million from $1.0 billion which will occur on September 12, 2021. Under the terms of the amendment, the issuance of certain debt or preferred equity interests will result in an immediate capacity reduction, an interest rate reduction of 0.250% on the spread and 0.100% reduction on the undrawn fee if the issuance exceeds $250.0 million. During fiscal 2021, we incurred $2.2 million of debt issuance costs, associated with this amendment, which are included in Other assets in the Consolidated Balance Sheets.
As of June 30, 2021, we were in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
On August 18, 2021, we replaced our existing $1.0 billion revolving credit facility with an $800.0 million revolving credit facility that matures on August 18, 2026. The new facility is guaranteed by certain of our subsidiaries, includes covenant restrictions relating to leverage that are similar to our prior arrangement, and contains customary events of default terms. As of August 18, 2021, $211.3 million was drawn from the new revolver.
Share Repurchase Program
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In fiscal 2021, we repurchased 0.1 million shares of our common stock for $4.2 million to satisfy team member tax withholding obligations on the vesting of restricted shares. Before the suspension of our share repurchase program, in fiscal 2020, we repurchased 0.8 million shares of our common stock for $32.4 million.
Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets. Our share repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. At June 30, 2021, we had $166.8 million of authorized repurchases remaining under the suspended share repurchase program.
Subsequent to fiscal 2021 year-end, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300 million.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Before this suspension, we paid dividends of $57.4 million in fiscal 2020 to common stock shareholders. Refer to Note 13 - Shareholders’ Deficit included within Part II, Item 8 - Financial Statements and Supplementary Data for details.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flows from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We continue to serve guests at all of our locations through our dining rooms and off-premise offerings, and have resumed normal business operations in accordance with state and local mandates.

In the fourth quarter of fiscal 2021, S&P upgraded our corporate credit rating to BB- with stable outlook. Moody’s affirmed our B1 corporate family rating and changed the outlook to positive. Refer to Part I, Item 1A. Risk Factors for further details.
We are not aware of any other event or trend that would potentially materially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.
Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases and purchase obligations as defined by the Securities and Exchange Commission (“SEC”) as of June 30, 2021 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$—	$471.3	$350.0	$—	$821.3
Interest(2)	34.7	49.1	8.8	—	92.6
Finance leases(3)	27.4	43.6	25.7	56.3	153.0
Operating leases(3)	155.9	317.1	274.2	770.5	1,517.7
Purchase obligations(4)	27.9	44.2	33.8	—	105.9
(1)Long-term debt consists of principal amounts owed on the revolving credit facility, 3.875% and 5.000% notes. As of June 30, 2021, $828.7 million of credit is available under the revolving credit facility. The revolving credit facility is due in December 2022. The impact of the new revolving credit facility entered into in August 2021 is not reflected in the table because it occurred after June 30, 2021.
(2)Interest consists of remaining interest payments on the 3.875% and 5.000% notes totaling $84.5 million and remaining interest payments on the revolver totaling $8.1 million. The interest rates on the notes are fixed whereas the interest rate on the revolver is variable based on LIBOR and our applicable margin. We have assumed that the revolver balance carried will be $171.3 million in fiscal 2022 and fiscal 2023 until the maturity date of December 12, 2022 using the interest rate of 3.250%, which is the total of LIBOR plus our applicable margin as of June 30, 2021. The impact of the new revolving credit facility entered into in August 2021 is not reflected in the table because it occurred after June 30, 2021.
(3)Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 30, 2021, these total future lease payments included non-cancelable lease commitments of $132.7 million for finance leases and $1,044.9 million for operating leases.
(4)Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for the purchase of fountain beverages, software, and professional services contracts and exclude agreements that are cancellable without significant penalty.
IMPACT OF INFLATION
From time to time, we experience the impacts of inflation, which cause increased food, labor and benefits costs and higher operating expenses. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.

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
We have entered into certain pre-commencement leases as disclosed in Note 9 - Leases and have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 16 - Commitments and Contingencies included within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Other than these items, we do not have any off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are disclosed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.
Gift Card Revenues Recognition
Proceeds from the sale of gift cards are recorded as deferred revenues and recognized as revenues when the gift cards are redeemed by the holders. Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We recognize breakage income in Franchise and other revenues in the Consolidated Statements of Comprehensive Income.
We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record fiscal 2021 breakage by 25 basis points would result in an impact to the Consolidated Statements of Comprehensive Income of approximately $0.3 million.
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
We consider our restaurants brands, Chili’s and Maggiano’s, to be both our operating segments and reporting units. The carrying value of goodwill as of June 30, 2021 was $188.2 million, which related to both of our reporting units. We performed our annual impairment test in the second quarter of fiscal 2021 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values. Additionally, no indicators of impairment were identified through the end of fiscal 2021.
During the third quarter of fiscal 2020, we performed a quantitative assessment of our goodwill due to the impact of the COVID-19 pandemic on our operations and on the market. Based on our assessment as of March 25, 2020, we determined that our goodwill and indefinite-lived intangible assets were not impaired. Additionally, we updated the assessment during the fourth quarter of fiscal 2020 and determined no triggering event existed based on improved market value and actual results compared to projections in the quantitative assessment prepared in the third quarter. This assessment is predicated on our ability to continue to operate dining and banquet rooms, and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our restaurants and reporting units. Sales declines at our restaurants, unplanned increases in commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.
Valuation of Long-Lived Assets
We review the carrying amount of property, equipment and lease assets semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable. The impairment test is a two-step process. Step one includes comparing the operating cash flows of each restaurant over its remaining service life to the carrying value of the asset group. If the cash flows exceed the carrying value, then the asset group is not impaired and no further evaluation is required. If the carrying value of the asset group exceeds its cash flows, impairment may exist and performing step two is necessary to determine the impairment loss. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value of the asset group. We determine fair value based on discounted projected future operating cash flows of each restaurant over its remaining service life using a risk adjusted discount rate. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.
Leases
At the inception of each lease, we evaluate the lease agreement to determine whether it is an operating or finance lease. The evaluation requires significant judgments in determining the fair value of the leased asset and the lease liability and the appropriate reasonably certain lease term. Given that our lease agreements generally do not provide an implicit interest rate, we estimate our fully collateralized incremental borrowing rate corresponding with the lease terms for the purposes of determining the fair value of initial liability for each lease.
We also estimate the reasonably certain lease term at inception. The lease term commences on the date when the lessor makes the underlying property available, irrespective of the contractual lease payments schedule. When determining the length of the lease term at commencement, we consider both termination and renewal option periods available. The renewal periods included in the lease term at the inception are those during which failure to renew the lease imposes a significant penalty on us.
Lease accounting requires the application of significant judgements by management. Variation in judgements applied could result in a change of lease classification and materially different:
•Expenses such as rent, depreciation and amortization in a given reporting period
•Fair value of leased asset and lease liability at inception
•Reasonably certain lease term at inception

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
We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes. Significant judgment is required in assessing, among other factors, the timing and amounts of deductible and taxable items. Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.
In addition to the risks related to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.
Insurance Reserves
We are self-insured for certain losses related to health, general liability and workers’ compensation. We maintain stop loss coverage with third-party insurers to limit our total exposure. We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost that falls below our specified retention levels or per-claim deductible amounts. This liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date.
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
Legal Contingencies
We are subject to various lawsuits, administrative proceedings, audits and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.
Effect of New Accounting Standards
The impact of new accounting pronouncements can be found at Note 2 - Effect of New Accounting Standards in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments consist of the outstanding borrowings on our revolving credit facility. At June 30, 2021, $171.3 million was outstanding under the revolving credit facility. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balance of these variable rate financial instruments as of June 30, 2021 would be approximately $1.7 million.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in fiscal 2021, 2020 or 2019. However, severe increases in inflation could affect the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BRINKER INTERNATIONAL, INC.
Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Revenues
Company sales	$3,279.0	$3,004.9	$3,106.2
Franchise and other revenues	58.8	73.6	111.7
Total revenues	3,337.8	3,078.5	3,217.9
Operating costs and expenses
Food and beverage costs	867.8	798.6	823.0
Restaurant labor	1,108.2	1,045.5	1,059.7
Restaurant expenses	858.5	825.8	812.3
Depreciation and amortization	150.2	162.3	147.6
General and administrative	134.8	136.3	149.1
Other (gains) and charges	19.0	47.4	(4.5)
Total operating costs and expenses	3,138.5	3,015.9	2,987.2
Operating income	199.3	62.6	230.7
Interest expenses	56.2	59.6	61.6
Other income, net	(2.1)	(1.9)	(2.7)
Income before income taxes	145.2	4.9	171.8
Provision (benefit) for income taxes	13.6	(19.5)	16.9
Net income	$131.6	$24.4	$154.9

Basic net income per share	$2.89	$0.64	$4.04

Diluted net income per share	$2.83	$0.63	$3.96

Basic weighted average shares outstanding	45.5	38.2	38.3

Diluted weighted average shares outstanding	46.6	38.9	39.1

Other comprehensive income (loss)
Foreign currency translation adjustment	$1.5	$(0.6)	$0.2
Other comprehensive income (loss)	1.5	(0.6)	0.2
Comprehensive income	$133.1	$23.8	$155.1

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30, 2021	June 24, 2020
ASSETS
Current assets
Cash and cash equivalents	$23.9	$43.9
Accounts receivable, net	65.2	52.3
Inventories	28.9	27.3
Restaurant supplies	52.6	51.6
Prepaid expenses	13.6	13.9
Income taxes receivable, net	23.0	35.4
Total current assets	207.2	224.4
Property and equipment, at cost
Land	33.1	34.2
Buildings and leasehold improvements	1,595.2	1,534.4
Furniture and equipment	818.1	785.7
Construction-in-progress	14.9	24.4
	2,461.3	2,378.7
Less accumulated depreciation and amortization	(1,686.5)	(1,573.4)
Net property and equipment	774.8	805.3
Other assets
Operating lease assets	1,007.4	1,054.6
Goodwill	188.2	187.6
Deferred income taxes, net	50.9	38.2
Intangibles, net	21.1	23.0
Other	25.3	22.9
Total other assets	1,292.9	1,326.3
Total assets	$2,274.9	$2,356.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$127.7	$104.9
Gift card liability	106.4	109.9
Accrued payroll	122.4	65.2
Operating lease liabilities	97.7	117.3
Other accrued liabilities	117.4	100.6
Total current liabilities	571.6	497.9
Long-term debt and finance leases, less current installments	917.9	1,208.5
Long-term operating lease liabilities, less current portion	1,006.7	1,061.6
Other liabilities	82.0	67.1
Commitments and contingencies (Note 16)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued and 45.9 million shares outstanding at June 30, 2021, and 70.3 million shares issued and 45.0 million shares outstanding at June 24, 2020)	7.0	7.0
Additional paid-in capital	685.4	669.4
Accumulated other comprehensive loss	(4.7)	(6.2)
Accumulated deficit	(266.1)	(397.5)
Treasury stock, at cost (24.4 million shares at June 30, 2021, and 25.3 million shares at June 24, 2020)	(724.9)	(751.8)
Total shareholders’ deficit	(303.3)	(479.1)
Total liabilities and shareholders’ deficit	$2,274.9	$2,356.0
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Cash flows from operating activities
Net income	$131.6	$24.4	$154.9
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	150.2	162.3	147.6
Stock-based compensation	16.4	14.8	16.4
Restructure and impairment charges	9.8	28.9	26.5
Net loss (gain) on disposal of assets	1.8	1.2	(33.1)
Other	3.7	2.8	3.0
Changes in assets and liabilities:
Accounts receivable, net	(9.9)	4.1	(3.0)
Inventories	(2.2)	(2.8)	1.0
Restaurant supplies	(1.0)	(1.2)	(0.6)
Prepaid expenses	0.3	7.2	(3.0)
Operating lease assets, net of liabilities	(27.6)	3.6	—
Deferred income taxes, net	(12.5)	8.6	(75.8)
Other assets	(0.5)	0.1	0.9
Accounts payable	21.1	9.8	(4.1)
Gift card liability	(3.5)	6.3	(10.1)
Accrued payroll	57.2	(17.8)	6.8
Other accrued liabilities	6.3	4.0	(7.7)
Current income taxes	14.7	(20.7)	(12.7)
Other liabilities	13.8	9.4	5.7
Net cash provided by operating activities	369.7	245.0	212.7
Cash flows from investing activities
Payments for property and equipment	(94.0)	(104.5)	(167.6)
Proceeds from sale of assets	1.6	1.2	1.6
Proceeds from note receivable	1.5	2.8	2.8
Payments for franchise restaurant acquisitions	—	(94.6)	(3.1)
Insurance recoveries	—	1.1	1.7
Proceeds from sale leaseback transactions, net of related expenses	—	—	485.9
Net cash (used in) provided by investing activities	(90.9)	(194.0)	321.3
Cash flows from financing activities
Payments on revolving credit facility	(345.0)	(858.8)	(1,150.0)
Borrowings on revolving credit facility	43.4	808.4	853.0
Payments on long-term debt	(20.0)	(17.8)	(9.5)
Purchases of treasury stock	(4.2)	(32.4)	(167.7)
Payments for debt issuance costs	(2.2)	(3.2)	—
Payments of dividends	(1.5)	(57.4)	(60.3)
Proceeds from issuance of treasury stock	30.7	1.6	3.0
Proceeds from issuance of common stock	—	146.9	—
Payments for common stock issuance costs	—	(7.8)	—
Net cash used in financing activities	(298.8)	(20.5)	(531.5)
Net change in cash and cash equivalents	(20.0)	30.5	2.5
Cash and cash equivalents at beginning of period	43.9	13.4	10.9
Cash and cash equivalents at end of period	$23.9	$43.9	$13.4
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 27, 2018	40.8	$17.6	$511.6	$2,683.0	$(3,924.7)	$(5.8)	$(718.3)
Effect of ASC 606 adoption	—	—	—	(7.4)	—	—	(7.4)
Net income	—	—	—	154.9	—	—	154.9
Other comprehensive income	—	—	—	—	—	0.2	0.2
Dividends ($1.52 per share)	—	—	—	(59.3)	—	—	(59.3)
Stock-based compensation	—	—	16.4	—	—	—	16.4
Purchases of treasury stock	(3.6)	—	(0.6)	—	(167.1)	—	(167.7)
Issuances of common stock	0.3	—	(5.4)	—	8.4	—	3.0
Balances at June 26, 2019	37.5	17.6	522.0	2,771.2	(4,083.4)	(5.6)	(778.2)
Effect of ASC 842 adoption	—	—	—	195.9	—	—	195.9
Net income	—	—	—	24.4	—	—	24.4
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)
Dividends ($1.14 per share)	—	—	—	(43.6)	—	—	(43.6)
Stock-based compensation	—	—	14.7	—	—	—	14.7
Purchases of treasury stock	(0.8)	—	(0.3)	—	(32.1)	—	(32.4)
Issuances of common stock	8.3	0.8	133.0	—	6.9	—	140.7
Retirement of treasury stock	—	(11.4)	—	(3,345.4)	3,356.8	—	—
Balances at June 24, 2020	45.0	7.0	669.4	(397.5)	(751.8)	(6.2)	(479.1)
Net income	—	—	—	131.6	—	—	131.6
Other comprehensive income	—	—	—	—	—	1.5	1.5
Dividends	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	16.4	—	—	—	16.4
Purchases of treasury stock	(0.1)	—	(1.2)	—	(3.0)	—	(4.2)
Issuances of common stock	1.0	—	0.8	—	29.9	—	30.7
Balances at June 30, 2021	45.9	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings®. At June 30, 2021, we owned, operated or franchised 1,648 restaurants, consisting of 1,121 Company-owned restaurants and 527 franchised restaurants, located in the United States, 27 countries and two United States territories.
Basis of Presentation
Principles of Consolidation - The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts within the Notes to Consolidated Financial Statements are presented in millions unless otherwise specified.
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2021 ended on June 30, 2021 and contained 53 weeks. Fiscal 2020 and 2019, which ended on June 24, 2020 and June 26, 2019, respectively, each contained 52 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues in comparison to fiscal 2020. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
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
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. Beginning in March 2020, our restaurants experienced a significant decrease in guest traffic and sales due to the spread of COVID-19, which prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments.
In March 2020, we temporarily closed all Company-owned restaurant dining and banquet rooms, transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning on April 27, 2020, we reopened certain dining room locations as permitted by state and local mandates. For the remainder of fiscal 2020 and throughout fiscal 2021, the number of open dining rooms, and the dining room capacity restrictions fluctuated based on state and local mandates. As of June 30, 2021, 100.0% of our Company-owned restaurant dining rooms or patios were open in at least a limited capacity.
We have not experienced material shortages or service disruptions in our supply chain or the availability of labor to operate restaurants. Chili’s and Maggiano’s ability to continue serving guests during the COVID-19 pandemic is the result of our strategic decision to invest in technology, virtual brands, and off-premise capabilities including online ordering, mobile app ordering, curbside service and third-party delivery. We have been carefully assessing the effect of COVID-19 on our business as conditions continue to evolve throughout the communities we serve. At this time, the ultimate impact of COVID-19 cannot be reasonably estimated due to the uncertainty about the extent and the duration of the spread of the virus and could lead to further reduced sales, capacity restrictions, restaurant closures, delays in our supply chain or impair our ability to staff accordingly which could adversely impact our financial results.

Footnote Index
New Accounting Standards Implemented
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
ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022 and early adoption is permitted. We elected to early adopt this update in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
Significant Accounting Policies
Revenues - Revenues are presented in the Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including sales from gift card redemptions and virtual brands. We record the revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer.
Franchise and Other Revenues - Franchise and other revenues include royalties, delivery fee income, gift card breakage, digital entertainment revenues, Maggiano’s banquet service charge income, franchise advertising fees, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.
Royalties - Franchise royalties are based on a percentage of the sales generated by our franchise-operated restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues are recognized in the same period the sales are generated at the franchise-operated restaurants.

Footnote Index
Advertising Fee Income - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. Advertising fees are presented on a gross basis within Franchise and other revenues.
Initial Franchise and Development Fees - We receive franchise fees for new restaurant openings and development fees from franchisees for territory development arrangements. The performance obligation related to these arrangements are collectively deferred as a contract liability and recognized on a straight-line basis into Franchise and other revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months and Other liabilities for the long-term portion in the Consolidated Balance Sheets.
Gift Card Breakage Income - Breakage revenues represent the monetary value associated with outstanding gift card balances that will not be redeemed. We estimate this amount based on our historical gift card redemption patterns and update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability in the Consolidated Balance Sheets. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We do not charge dormancy or any other fees related to monitoring or administering the gift card program to cardholders. Additionally, proceeds from the sale of gift cards are recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Gift Card Discount Costs - Our gift cards are sold through various outlets such as in-restaurant, Chili’s and Maggiano’s websites, directly to other businesses and through third-party distributors that sell our gift cards at retail locations. We incur incremental direct costs, such as commissions and activation fees, for gift cards sold by third-party businesses and distributors. These initial direct costs are deferred and amortized against revenues proportionate to the pattern of related gift card redemptions.
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 30, 2021, June 24, 2020 and June 26, 2019, advertising expenses of $26.4 million, $87.0 million and $108.8 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $2.8 million, $9.7 million and $20.3 million, respectively, were recorded in Franchise and other revenues in the Consolidated Statements of Comprehensive Income.
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
Accounts Receivable - Accounts receivable, net of the allowance for credit losses, represents the estimated net realizable value. Our primary accounts receivable are due from third-party gift card sales, vendor rebates, restaurant sales made with credit cards, insurance recoveries and franchisees. Provisions for credit losses are recorded based

Footnote Index
on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.
Inventories - Inventories consist of food, beverages and supplies and are valued at the lower of cost (using the first-in, first-out method) or net realizable value.
Property and Equipment - Property and equipment is recorded at cost, and depreciated using the straight-line method over the lesser of the remaining term of the lease, including certain renewal options, or the estimated useful lives of the assets. Typical useful lives of our Buildings and leasehold improvements range from 5 to 20 years, and Furniture and equipment range from 3 to 7 years.
Depreciation expenses related to property and equipment for the fiscal years ended June 30, 2021, June 24, 2020, and June 26, 2019 of $148.2 million, $160.4 million, and $146.5 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
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
Leases - Effective June 27, 2019, the first day of fiscal 2020, we adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from the previous guidance ASC Topic 840, Leases. We adopted ASC 842 using the alternative transition method, such that our fiscal 2020 Consolidated Financial Statements reflect ASC 842, while our prior period Consolidated Financial Statements were prepared under Legacy GAAP and have not been restated.
We recognize the lease assets and related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months on the balance sheet at lease commencement. The lease term commences on the date the lessor makes the underlying asset or assets available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain.
Our lease liability is generally based on the present value of the lease payments, consisting of fixed costs and certain rent escalations, using our incremental borrowing rate applicable to the lease term. The lease asset is generally based on the lease liability, adjusted for amounts related to other lease-related assets and liabilities. Our adjustments typically include prepaid rent, straight-line rent for timing differences between payment streams and lease term, landlord contributions that are recorded when received as a reduction to the asset and favorable or unfavorable lease purchase price adjustments. Additionally, upon adoption of the new lease accounting standard in fiscal 2020, we also recorded partial impairments of certain lease assets with an adjustment to Retained earnings related to previously impaired properties.
The interest rates used in our lease contracts are not implicit. We have derived our incremental borrowing rate using the interest rate we would pay on our existing borrowings, adjusted for the effect of designating collateral and the lease terms using market data as well as publicly available data for instruments with similar characteristics. The reasonably certain lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the lease asset and lease liability.
Lease asset carrying amounts are assessed for impairment semi-annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. We

Footnote Index
monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
Variable lease costs are expensed as incurred in Restaurant expenses related to restaurant properties and General and administrative for our corporate headquarters in the Consolidated Statements of Comprehensive Income, and are not included in lease liabilities in the Consolidated Balance Sheets. Contingent rent represents payment of variable lease obligations based on a percentage of sales, as defined by the terms of the applicable lease, for certain restaurant facilities and is recorded at the point in time we determine that it is probable that such sales levels will be achieved. Additionally, we have certain leases which periodically reset to a specified index, such leases are initially recorded using the index that existed at lease commencement. Subsequent index changes are recorded as variable rental payments. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease costs.
Operating lease expenses are recognized on a straight-line basis over the lease term in Restaurant expenses for restaurant properties and General and administrative for our corporate headquarters, in the Consolidated Statements of Comprehensive Income.
Finance lease expenses are recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term and the expenses are recognized in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Interest on each finance lease liability is recorded to Interest expenses in the Consolidated Statements of Comprehensive Income.
Definite-lived Intangible Assets - Definite-lived intangible assets primarily include the reacquired franchise rights resulting from our acquisitions and included in Intangibles, net in the Consolidated Balance Sheets. These assets are amortized using the straight-line method over the remaining term of the related franchise agreement. We determine the fair value of reacquired franchise rights based on discounted projected future operating cash flows of the restaurants associated with these franchise rights. We review the carrying amount semi-annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Indefinite-lived Intangible Assets - The costs of obtaining non-transferable liquor licenses from local government agencies are expensed over the specified term of the license to Restaurant expenses in the Consolidated Statements of Comprehensive Income. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in Intangibles, net in the Consolidated Balance Sheets.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate for purposes of impairment testing. Goodwill is tested for impairment annually, as of the first day of the second quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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

Footnote Index
Insurance Reserves - We are self-insured for certain losses related to health, general liability and workers’ compensation. We maintain stop loss coverage with third-party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed on a quarterly basis to ensure that the liability is appropriate. The estimated incurred but unreported costs to settle unpaid claims are included in Other accrued liabilities and Other liabilities, depending on their current or long-term nature, in the Consolidated Balance Sheets.
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
Stock-Based Compensation - We measure and recognize compensation costs at fair value for all share-based payments. We record compensation expenses using a graded-vesting schedule or on a straight-line basis, as applicable, over the vesting period, or the date on which retirement eligibility is achieved, if earlier. We recognize compensation expenses for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Certain employees are eligible to receive stock options, performance stock options, performance shares, restricted stock and restricted stock units, while non-employee members of the Board of Directors are eligible to receive stock options, restricted stock and restricted stock units. Awards granted to the Board of Directors are non-forfeitable and are fully expensed upon grant. Awards to eligible employees may vest over a specified period of time or service period and may also contain performance-based conditions. The fair value of restricted stock and restricted stock units that do not contain a performance condition are based on our closing stock price on the date of grant, while the fair value of stock options is estimated using the Black-Scholes option-pricing model on the date of grant.
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals usually at the end of a three-fiscal-year cycle. Vesting of performance shares granted are generally contingent upon meeting Company performance goals based on a specified rate of earnings growth at the end of the three-fiscal-year period. Compensation expenses for the performance shares is recorded to Restaurant expenses and General and administrative expenses based on management’s periodic estimates of the number of shares that will ultimately be issued and the fair value of the shares as determined by our closing stock price on the date of grant. A cumulative expenses adjustment is recognized when that estimate changes.
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 30, 2021, no preferred shares were issued.
Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the fiscal years ended June 30, 2021, June 24, 2020 and June 26, 2019, Comprehensive income (loss) consists of Net income and Foreign currency translation adjustment. The Foreign currency translation adjustment for all three fiscal years presented

Footnote Index
related to the unrealized impact of translating the financial statements from Canadian dollars to United States dollars of the Canadian restaurants. The Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets.
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

	June 30, 2021	June 24, 2020	June 26, 2019
Basic weighted average shares outstanding	45.5	38.2	38.3
Dilutive stock options	0.4	0.1	0.2
Dilutive restricted shares	0.7	0.6	0.6
Total dilutive impact	1.1	0.7	0.8
Diluted weighted average shares outstanding	46.6	38.9	39.1

Awards excluded due to anti-dilutive effect	0.5	1.5	0.9
Segment Reporting - Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. We manage our business on the basis of two operating segments, Chili’s and Maggiano’s.
2. EFFECT OF NEW ACCOUNTING STANDARDS
We reviewed all recently issued accounting pronouncements and determined that they were either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
3. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. The weighted average remaining term of the current franchise agreements, including certain renewal periods expected to be exercised, was approximately 21 years as of June 30, 2021. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied.

Footnote Index
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 30, 2021 and June 24, 2020:

	June 30, 2021	June 24, 2020
Beginning balance	$12.7	$16.2
Additions	0.3	0.8
Amount recognized for Chili's restaurant acquisition(1)	—	(2.6)
Amount recognized to Franchise and other revenues	(1.8)	(1.7)
Other	0.2	—
Ending balance	$11.4	$12.7
(1)The remaining balances of deferred franchise and development fees associated with the 116 Chili’s restaurants acquired from a franchisee at the September 5, 2019 acquisition date were recognized in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 30, 2021:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2022	$1.0
2023	1.0
2024	0.9
2025	0.9
2026	0.8
Thereafter	6.8
$11.4
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 30, 2021 and June 24, 2020:

	June 30, 2021	June 24, 2020
Beginning balance	$109.9	$100.9
Gift card sales	118.8	164.4
Gift card redemptions recognized to Company sales	(109.5)	(139.2)
Gift card breakage recognized to Franchise and other revenues	(13.0)	(15.8)
Other	0.2	(0.4)
Ending balance	$106.4	$109.9
4. DEFINED CONTRIBUTION PLAN
We sponsor a qualified defined contribution retirement plan. The plan covers all employees who have attained the age of 21 and have completed 90 days of eligible service.
Eligible employees are allowed to contribute, subject to IRS limitations on total annual contributions, up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan, to various investment funds. In May 2020, the plan was amended to suspend the employer matching contributions to reduce corporate expenses in response to the business downturn caused by the COVID-19 impact. This resulted in the loss of safe harbor status and required the plan to complete the average deferral percentage non-discrimination testing each plan year. Prior to

Footnote Index
this amendment, we matched, in cash, what an employee contributes at a rate of 100% of the first 3% and 50% of the next 2% with immediate vesting.
Effective January 1, 2021, the Plan was amended and restated in its entirety primarily for the purpose of reinstating the safe harbor matching employer contributions, incorporating previous Plan amendments, and implementing an updated plan document. As a result of this amendment and restatement, the Plan subsequently restored its safe harbor status. Additionally, in June 2021, the Plan was amended and restated to adopt a new pre-approved plan document as required by the IRS.
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Employer contributions match expenses	$4.6	$9.3	$9.6
5. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
COVID-19 related charges	$3.3	$12.2	$—
Restaurant impairment charges	3.0	19.1	10.8
Loss from natural disasters, net of (insurance recoveries)	2.9	(0.7)	(0.7)
Restaurant closure charges	2.4	3.8	4.3
Remodel-related costs	2.3	3.2	7.7
Loss on lease contingencies	2.2	—	—
Severance and other benefit charges	0.5	3.2	0.9
Foreign currency transaction (gain) loss	(0.6)	1.4	(0.7)
Sale leaseback (gain), net of transaction charges	—	—	(27.3)
Other	3.0	5.2	0.5
	$19.0	$47.4	$(4.5)
Fiscal 2021
•COVID-19 related charges consists of following costs related to both Chili’s and Maggiano’s:
–employee assistance and related payroll taxes for certain team members,
–conversion of certain parking lots into dining areas, and
–initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to maintain open dining rooms.
•Restaurant impairment charges primarily consisted of the long-lived assets of 11 underperforming Chili’s and three underperforming Maggiano’s restaurants.
•Loss from natural disasters, net of (insurance recoveries) primarily consists of costs incurred related to Winter Storm Uri in February 2021.
•Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs.

Footnote Index
•Remodel-related costs related to existing fixed asset write-offs associated with the Chili’s remodel project.
•Loss on lease contingencies were recorded for estimated lease defaults on certain secondarily liable lease guarantees and subleases. Refer to Note 16 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
•Severance and other benefit charges primarily related to the elimination of certain Maggiano’s banquet manager positions.
•Foreign currency transaction (gain) loss resulted from the change in the value of our Mexican peso denominated note receivable received as consideration from the sale of our equity interest in our Mexico joint venture in fiscal 2018.
Fiscal 2020
•COVID-19 related charges were recorded related to the initial impact and our efforts to address the pandemic beginning in the third quarter of fiscal 2020. The charges consisted of following costs related to both Chili’s and Maggiano’s:
–employee assistance payments and related payroll taxes expenses of $17.3 million for team members that experienced reduced shifts during the pandemic, who would have otherwise not received such payment under our normal compensation practices,
–other COVID-19 related expenses of $1.5 million for restaurant supplies such as face masks and hand sanitizer required to reopen dining rooms, as well as costs related to canceled projects due to the pandemic, and $1.1 million of expenses related to spoiled inventory due to the unexpected decline in sales and dining room closures,
–employee retention credit of $7.9 million for certain payroll taxes was received as part of the CARES Act relief package.
•Restaurant impairment charges primarily consisted of the long-lived assets of 25 underperforming Chili’s and three underperforming Maggiano’s restaurants.
•Loss from natural disasters, net of (insurance recoveries) primarily consisted of proceeds related to a previously filed fire claim, partially offset by costs incurred for damages from Tropical Storm Imelda.
•Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs.
•Remodel-related costs related to existing fixed asset write-offs associated with the Chili’s remodel project.
•Severance and other benefit charges primarily consisted of $2.7 million of expenses incurred for a corporate reorganization related to the elimination of 44 corporate positions to align and support our current operating model in the fourth quarter of fiscal 2020.
•Foreign currency transaction (gain) loss resulted from the change in the value of our Mexican peso denominated note receivable received as consideration from the sale of our equity interest in our Mexico joint venture in the second quarter of fiscal 2018.
Fiscal 2019
•Restaurant impairment charges primarily consisted of the long-lived assets of 11 underperforming Chili’s restaurants.
•Loss from natural disasters, net of (insurance recoveries) primarily consisted of insurance proceeds received related to a previously filed fire claim and final proceeds received from the Hurricane Harvey claim, partially offset by expenses associated with storm damages at certain restaurant locations.

Footnote Index
•Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs.
•Remodel-related costs related to existing fixed asset write-offs associated with the Chili’s remodel project.
•Severance and other benefit charges primarily consisted of the restructuring of certain Maggiano’s back-office positions.
•Foreign currency transaction (gain) loss resulted from the change in the value of our Mexican peso denominated note receivable received as consideration from the sale of our equity interest in our Mexico joint venture in the second quarter of fiscal 2018.
•Sale leaseback (gain), net of transaction charges were recorded related to the fiscal 2019 sale leaseback transactions, refer to Note 9 - Leases for further details on this transaction.
6. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Domestic	$146.7	$5.0	$168.1
Foreign	(1.5)	(0.1)	3.7
Income before income taxes	$145.2	$4.9	$171.8
The Provision (benefit) for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Current income tax (benefit) expenses:
Federal	$11.6	$(32.9)	$63.3
State	14.4	4.8	28.8
Foreign	—	0.0	0.6
Total current income tax (benefit) expenses	26.0	(28.1)	92.7
Deferred income tax (benefit) expenses:
Federal	(9.4)	8.8	(58.5)
State	(3.0)	(0.2)	(18.0)
Foreign	—	0.0	0.7
Total deferred income tax (benefit) expenses	(12.4)	8.6	(75.8)
Provision (benefit) for income taxes	$13.6	$(19.5)	$16.9

Effective tax rate	9.4%	(398.0)%	9.8%

Footnote Index
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Income tax expense at statutory rate	$30.5	$1.0	$36.1
FICA and other tax credits	(24.7)	(24.8)	(28.2)
State income taxes, net of Federal benefit	7.8	3.6	8.5
Stock based compensation tax shortfall (windfall)	(2.3)	0.5	0.5
Other	2.3	0.2	—
Provision (benefit) for income taxes	$13.6	$(19.5)	$16.9
Our federal statutory tax rate for fiscal 2021, fiscal 2020 and fiscal 2019 was 21.0%.
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 30, 2021	June 24, 2020
Deferred income tax assets:
Lease liabilities	$305.1	$313.7
Gift cards	17.0	13.7
Insurance reserves	11.5	12.2
Stock-based compensation	10.9	11.0
Federal credit carryover	6.8	7.3
Net operating losses	4.1	3.2
State credit carryover	2.5	2.8
Restructure charges and impairments	1.5	1.4
Payroll tax deferral	13.6	3.2
Other, net	10.6	7.1
Less: Valuation allowance	(6.1)	(5.6)
Total deferred income tax assets	377.5	370.0
Deferred income tax liabilities:
Lease assets	275.7	275.5
Goodwill and other amortization	22.6	21.6
Depreciation and capitalized interest on property and equipment	11.8	19.8
Prepaid expenses	16.0	14.4
Other, net	0.5	0.5
Total deferred income tax liabilities	326.6	331.8
Deferred income taxes, net	$50.9	$38.2
As of June 30, 2021, we have deferred tax assets of $4.4 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2026 and fiscal 2041. We have deferred tax assets of $6.8 million of federal and $3.2 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2024 and fiscal 2035. The recognized deferred tax asset for the state loss carryforwards is $1.6 million and the federal tax credits is $6.8 million. The federal credit carryover is limited by Section 382 of the Internal Revenue Code.
The valuation allowance increased by $0.5 million in fiscal 2021 to recognize certain state net operating loss benefits and state tax credits management believes are not more-likely-than-not to be realized. In assessing whether

Footnote Index
a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 30, 2021, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.
CARES Act Impact
In the fourth quarter of fiscal 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist in this pandemic. As of June 30, 2021, this legislation has allowed us to:
•Reduce our payroll tax liability by utilizing employee retention credits to assist with employee payroll costs during the pandemic of $7.9 million in fiscal 2020.
•Amend our 2018 and 2019 U.S. Income Tax Returns in order to claim additional depreciation deductions related to qualified improvement property of $4.6 million. We also were able to include a benefit in our fiscal 2020 U.S. Income Tax Return related to the additional depreciation on qualified improvement property of approximately $2.0 million
•Defer the employer portion of certain payroll taxes, totaling $54.5 million which will be repaid in two equal installments on December 31, 2021, and December 31, 2022
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 30, 2021	June 24, 2020
Balance at beginning of year	$3.0	$3.5
Additions based on tax positions related to the current year	0.3	0.3
Additions based on tax positions related to prior years	1.4	—
Settlements with tax authorities	—	0.0
Expiration of statute of limitations	(0.4)	(0.8)
Balance at end of year	$4.3	$3.0
The total amount of unrecognized tax benefits, excluding interest and penalties, that would affect income tax expenses if resolved in our favor was $3.4 million and $2.4 million as of June 30, 2021 and June 24, 2020, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. As of June 30, 2021, we had $0.4 million ($0.3 million net of a $0.1 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.3 million ($0.2 million net of a $0.1 million Federal deferred tax benefit) at June 24, 2020.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2021 to fiscal 2022, and fiscal 2018 to fiscal 2020 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2021 and 2022 are currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. There are no unrecorded liabilities associated with these examinations.

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
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and virtual brand revenues. Franchise and other revenues for each operating segment include royalties, delivery fee income, gift card breakage, digital entertainment revenues, Maggiano’s banquet service charge income, franchise advertising fees, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the years presented primarily included restaurant rent, delivery fees, property and equipment maintenance, utilities, supplies, property taxes and credit card processing fees.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 30, 2021
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$3,005.7	$273.3	$—	$3,279.0
Royalties	30.3	0.2	—	30.5
Franchise fees and other revenues	23.9	4.4	—	28.3
Franchise and other revenues	54.2	4.6	—	58.8
Total revenues	3,059.9	277.9	—	3,337.8

Food and beverage costs	803.5	64.3	—	867.8
Restaurant labor	1,014.2	94.0	—	1,108.2
Restaurant expenses	765.6	92.1	0.8	858.5
Depreciation and amortization	124.3	13.8	12.1	150.2
General and administrative	27.4	5.8	101.6	134.8
Other (gains) and charges	12.7	1.4	4.9	19.0
Total operating costs and expenses	2,747.7	271.4	119.4	3,138.5
Operating income (loss)	312.2	6.5	(119.4)	199.3
Interest expenses	5.6	0.2	50.4	56.2
Other income, net	(0.5)	—	(1.6)	(2.1)
Income (loss) before income taxes	$307.1	$6.3	$(168.2)	$145.2

Segment assets	$1,911.8	$223.2	$139.9	$2,274.9
Payments for property and equipment	82.9	2.6	8.5	94.0

Footnote Index

	Fiscal Year Ended June 24, 2020
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$2,673.5	$331.4	$—	$3,004.9
Royalties	33.7	0.2	—	33.9
Franchise fees and other revenues	24.5	15.2	—	39.7
Franchise and other revenues	58.2	15.4	—	73.6
Total revenues	2,731.7	346.8	—	3,078.5

Food and beverage costs	718.7	79.9	—	798.6
Restaurant labor	920.8	124.7	—	1,045.5
Restaurant expenses	723.7	101.5	0.6	825.8
Depreciation and amortization	133.9	15.4	13.0	162.3
General and administrative	32.1	5.7	98.5	136.3
Other (gains) and charges	35.3	6.8	5.3	47.4
Total operating costs and expenses	2,564.5	334.0	117.4	3,015.9
Operating income (loss)	167.2	12.8	(117.4)	62.6
Interest expenses	4.6	—	55.0	59.6
Other income, net	(0.6)	—	(1.3)	(1.9)
Income (loss) before income taxes	$163.2	$12.8	$(171.1)	$4.9

Segment assets	$1,967.3	$228.2	$160.5	$2,356.0
Payments for property and equipment	88.2	8.1	8.2	104.5

	Fiscal Year Ended June 26, 2019
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$2,692.6	$413.6	$—	$3,106.2
Royalties	52.8	0.3	—	53.1
Franchise fees and other revenues	36.8	21.8	—	58.6
Franchise and other revenues	89.6	22.1	—	111.7
Total revenues	2,782.2	435.7	—	3,217.9

Food and beverage costs	723.3	99.7	—	823.0
Restaurant labor	907.2	152.5	—	1,059.7
Restaurant expenses	699.1	112.6	0.6	812.3
Depreciation and amortization	120.1	16.2	11.3	147.6
General and administrative	38.7	6.1	104.3	149.1
Other (gains) and charges(2)	(6.4)	1.0	0.9	(4.5)
Total operating costs and expenses	2,482.0	388.1	117.1	2,987.2
Operating income (loss)	300.2	47.6	(117.1)	230.7
Interest expenses	3.2	0.3	58.1	61.6
Other income, net	—	—	(2.7)	(2.7)
Income (loss) before income taxes	$297.0	$47.3	$(172.5)	$171.8

Payments for property and equipment	$129.1	$10.8	$27.7	$167.6

Footnote Index
(1)Chili’s segment information for fiscal 2020 includes the results of operations related to the 116 restaurants purchased from a former franchisee subsequent to the September 5, 2019 acquisition date. Refer to Note 17 - Fiscal 2020 Chili's Restaurant Acquisition for further details.
(2)Other (gains) and charges in fiscal 2019 included the net impact from our completed sale leaseback transactions of 151 Company-owned Chili’s restaurant properties and one Maggiano’s property. Chili’s recognized a $26.8 million, and Maggiano’s recognized a $0.5 million gain on the sale, including a certain portion of the deferred gain, net of related transaction costs incurred in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 9 - Leases for further details.
8. GOODWILL AND INTANGIBLES
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
Our operating results and operating cash flows for fiscal 2021 outperformed our initial quantitative assessment. Our stock price and market capitalization also increased to levels greater than before the COVID-19 pandemic began in the United States. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2021 using a qualitative approach based on these factors and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2021.
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
There have been no impairments of Goodwill for the fiscal years ended June 30, 2021, June 24, 2020 and June 26, 2019. The changes in the carrying amount of Goodwill by segment are as follows:

	June 30, 2021			June 24, 2020
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$149.2	$38.4	$187.6	$127.1	$38.4	$165.5
Changes in goodwill:
Additions(1)	—	—	—	22.4	—	22.4
Foreign currency translation adjustment	0.6	—	0.6	(0.3)	—	(0.3)
Balance at end of year	$149.8	$38.4	$188.2	$149.2	$38.4	$187.6
(1)In the fiscal year ended June 24, 2020, we acquired 116 domestic Chili’s restaurants previously owned by a franchise partner. Refer to Note 17 - Fiscal 2020 Chili's Restaurant Acquisition for further information.

Footnote Index
Intangible assets, net are as follows:

	June 30, 2021			June 24, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights(1)	$20.0	$(9.2)	$10.8	$19.8	$(7.1)	$12.7
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	0.0
	$20.4	$(9.6)	$10.8	$20.2	$(7.5)	$12.7

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.4			$9.4
Maggiano’s liquor licenses	0.9			0.9
	$10.3			$10.3
(1)We recorded impairment charges of $0.1 million in fiscal 2021, and $0.2 million in fiscal 2020, in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 14 - Fair Value Measurements for additional disclosures.
Foreign currency translation impact is included in the gross carrying amount and accumulated amortization, and was a gain of $0.3 million and loss of $0.1 million for fiscal 2021 and fiscal 2020, respectively.
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Definite-lived intangible amortization expense	$2.0	$1.9	$1.2
Annual amortization expenses for definite-lived intangible assets are estimated to be $2.0 million for each of the next three fiscal years, and $1.6 million for fiscal 2025 and fiscal 2026.
9. LEASES
As of June 30, 2021, 1,079 of our 1,121 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 30, 2021, the restaurant leases have cumulative renewal clauses of 2 to 40 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.

Footnote Index
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 30, 2021
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$98.2	$1,007.4	$1,105.6

Current lease liabilities	21.5	97.7	119.2
Long-term lease liabilities	99.8	1,006.7	1,106.5
Total lease liabilities	$121.3	$1,104.4	$1,225.7

	June 24, 2020
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$81.6	$1,054.6	$1,136.2

Current lease liabilities	12.2	117.3	129.5
Long-term lease liabilities	89.9	1,061.6	1,151.5
Total lease liabilities	$102.1	$1,178.9	$1,281.0
(1)Finance lease assets are recorded in Property and equipment, at cost, and the related current and long-term lease liabilities are recorded within Other accrued liabilities and Long-term debt and finance leases, less current installments, respectively.
(2)Operating lease assets are recorded in Operating lease assets and the related current and long-term lease liabilities are recorded within Operating lease liabilities and Long-term operating lease liabilities, less current portion, respectively.
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

	Fiscal Years Ended
	June 30, 2021	June 24, 2020
Operating lease cost	$167.2	$162.8
Finance lease amortization	17.3	20.9
Finance lease interest	5.9	4.6
Short-term lease cost	0.5	1.4
Variable lease cost	57.9	57.7
Sublease income	(4.4)	(4.6)
Total lease costs, net	$244.4	$242.8

Footnote Index
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases(1)	$195.5	$159.6
Finance leases	5.9	4.6
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	20.0	17.8
Non-cash lease assets obtained in exchange for lease liabilities(2)
Operating leases	60.6	224.0
Finance leases	29.8	73.2
(1)Cash paid related to lease liabilities for Operating leases increased in fiscal 2021 primarily due to the prepayment of July 2021 lease payments and lease payments made during fiscal 2021 for rents that were deferred in fiscal 2020 due to the impacts of the COVID-19 pandemic. Refer to “Significant Changes in Leases in Fiscal 2020” section below for more information.
(2)Non-cash lease assets obtained in exchange for lease liabilities were higher in fiscal 2020 primarily due to the new and assumed operating and finance leases from the Chili’s restaurant acquisition and the new Chili’s finance lease for table-top devices. Refer to Note 17 - Fiscal 2020 Chili's Restaurant Acquisition and “Significant Changes in Leases in the Period” section below for more information.
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 30, 2021		June 24, 2020
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	8.5 years	11.0 years	9.4 years	11.5 years
Weighted average discount rate	5.4%	5.6%	5.9%	5.7%

Footnote Index
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 30, 2021, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 30, 2021
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2022	$27.4	$155.9	$(3.2)
2023	26.6	163.3	(2.6)
2024	17.0	153.8	(1.8)
2025	14.2	144.1	(1.8)
2026	11.5	130.1	(1.3)
Thereafter	56.3	770.5	(3.5)
Total future lease payments(1)	153.0	1,517.7	$(14.2)
Less: Imputed interest	31.7	413.3
Present value of lease liability	$121.3	$1,104.4
(1)Total future lease payments as of June 30, 2021 included non-cancelable lease commitments of $132.7 million for finance leases and $1,044.9 million for operating leases.
Pre-Commencement Leases
In fiscal 2021, we executed six leases for new Chili’s locations with undiscounted fixed payments over the initial term of $20.8 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Significant Changes in Leases in Fiscal 2020
In the first quarter of fiscal 2020, as part of the Chili’s restaurant acquisition, we assumed and entered into 90 new operating leases. The leases were recorded net of purchase price accounting adjustments and prepaid rent. Additionally related to this transaction, we entered into 12 new finance leases with the initial terms of approximately 11 years, plus renewal options. Refer to Note 17 - Fiscal 2020 Chili's Restaurant Acquisition for more information.
In the first quarter of fiscal 2020, we executed one finance lease for Chili’s table-top devices with an initial term of 3 years, beginning once all devices had been received, plus one 3-year renewal option. We received all the table-top devices by the end of the fourth quarter of fiscal 2020.
In response to the COVID-19 pandemic, during the fourth quarter of fiscal 2020, certain landlords provided temporary rent concessions primarily resulting in the deferral of rent payments until future periods. We accounted for these rent deferrals as modifications under ASC 842 which were included in our June 24, 2020 lease balances.
Fiscal 2019 Sale Leaseback Transactions
Restaurant Properties Sale Leaseback Transactions
In fiscal 2019, we completed sale leaseback transactions of 152 restaurant properties which were sold for aggregate consideration of $495.0 million. Of the transactions completed, 151 were Chili’s properties, and one was a Maggiano’s property. The total gain was $309.7 million and the net proceeds from these sale leaseback transactions were used to repay borrowings on our revolving credit facility.

Footnote Index
Gain and Deferred Gain Recognition
In fiscal 2019, under the previous lease standard ASC 840, we recognized the portion of the gross gain in excess of the present value of the future minimum lease payments, and deferred the remainder of the gain to be recognized straight-line in proportion to the operating lease terms. In the fiscal year ended June 26, 2019, $35.2 million of the gain, less transaction costs incurred of $7.9 million related to professional services, legal and accounting fees, was recognized to Other (gains) and charges in the Consolidated Statements of Comprehensive Income. The deferred gain balance was eliminated through the cumulative effect adjustment to Retained earnings effective June 27, 2019, the first day of fiscal 2020, upon the adoption of ASC 842.
10. DEBT
Long-term debt consists of the following:

	June 30, 2021	June 24, 2020
Revolving credit facility	$171.3	$472.9
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	121.3	102.1
Total long-term debt and finance leases	942.6	1,225.0
Less: unamortized debt issuance costs and discounts	(3.2)	(4.3)
Total long-term debt, less unamortized debt issuance costs and discounts	939.4	1,220.7
Less: current installments of long-term debt(1)	(21.5)	(12.2)
Long-term debt and finance leases, less current installments	$917.9	$1,208.5
(1)Current installments of long-term debt consist of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 11 - Accrued and Other Liabilities for further details.
Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 30, 2021 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2022	$—
2023	471.3
2024	—
2025	350.0
2026	—
Thereafter	—
$821.3
Revolving Credit Facility, as Amended
During fiscal 2021, net repayments of $301.6 million were made on the $1.0 billion revolving credit facility. As of June 30, 2021, $828.7 million of credit was available under the revolving credit facility.
The revolving credit facility generally bears interest of LIBOR plus an applicable margin of 2.250% to 3.000% and an undrawn commitment fee of 0.350% to 0.500%, both based on a function of our debt-to-cash-flow ratio. As of June 30, 2021, our interest rate was 3.250% consisting of the LIBOR floor of 0.750% plus the applicable margin of 2.500%.
In fiscal 2021, we executed the seventh amendment to our revolving credit facility, extending the maturity date to December 12, 2022. This amendment included a capacity reduction to $900.0 million from $1.0 billion which will occur on September 12, 2021. The issuance of certain debt or preferred equity interests will result in an immediate

Footnote Index
capacity reduction, an interest rate reduction of 0.250% on the spread and 0.100% reduction on the undrawn fee if the issuance exceeds $250.0 million pursuant to the terms of the agreement. We incurred $2.2 million of debt issuance costs, associated with this revolver amendment, which are included in Other assets in the Consolidated Balance Sheets.
5.000% Notes
In fiscal 2017, we issued $350.0 million of 5.000% senior notes due October 2024 (the “2024 Notes”). The notes require semi-annual interest payments which began on April 1, 2017.
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
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of June 30, 2021, we were in compliance with our covenants pursuant to the amended revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants throughout fiscal 2022.
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2021	June 24, 2020
Sales tax	$23.2	$13.3
Property tax	22.4	22.9
Insurance	21.7	20.7
Current installments of finance leases	21.5	12.2
Utilities and services	8.4	8.3
Interest	6.9	7.5
State income tax payable	1.1	—
Cyber security incident	—	3.4
Other(1)	12.2	12.3
	$117.4	$100.6
(1)Other primarily consisted of accruals for rent-related expenses, certain exit-related lease accruals, charitable donations, deferred franchise and development fees, banquet deposits for Maggiano’s events and other various accruals.

Footnote Index
Other liabilities consist of the following:

	June 30, 2021	June 24, 2020
Insurance	$35.0	$33.7
Deferred payroll taxes(1)	27.2	12.9
Deferred franchise and development fees	10.4	11.6
Unrecognized tax benefits	3.5	2.1
Other	5.9	6.8
	$82.0	$67.1
(1)Deferred payroll taxes consist of the second installment of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which is due on December 31, 2022. The first installment of $27.2 million, which is due on December 31, 2021, is recorded within Accrued payroll in the Consolidated Balance Sheets.
12. STOCK-BASED COMPENSATION
Our shareholder approved stock-based compensation plans include the Stock Option and Incentive Plan for employees (“Employee Plan”) and the Stock Option and Incentive Plan for Non-Employee Directors and Consultants (collectively, the “Plans”). The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions.
In fiscal 2019, our shareholders approved and we registered an additional 1.4 million shares of common stock of Brinker International, Inc. available for issuance under the Employee Plan. As of June 30, 2021, the total number of shares authorized for issuance to employees and non-employee directors and consultants under the Plans was 38.7 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Stock-based compensation expenses	$16.4	$14.7	$16.4
Tax benefit related to stock-based compensation expenses	3.0	2.5	3.0
Stock Options
In fiscal 2019 and fiscal 2018, certain eligible employees under the Plans were granted performance stock options whose vesting is contingent upon meeting Company performance goals based on our annual earnings at the end of fiscal 2021 and fiscal 2022. Expenses for performance stock options are recognized using a graded-vesting schedule over the vesting period based upon management’s periodic estimates of the number of stock options that ultimately will vest. At the end of fiscal 2021, one of the performance goals was met, resulting in the vesting of 0.4 million, or one-half, of the outstanding performance stock options. The options have a contractual term to exercise of no later than August 31, 2025.
Stock options that do not contain a performance condition were also granted to eligible employees in fiscal 2020 and fiscal 2019, consistent with prior year grants. No stock options were granted in fiscal 2021. Expenses related to these stock options are recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 years. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.

Footnote Index
Stock option transactions during fiscal 2021 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at June 24, 2020	2.7	$40.68
Granted	—	—
Exercised	(0.7)	46.61
Forfeited or canceled	0.0	38.03
Stock options outstanding at June 30, 2021	2.0	$38.74	4.4	$45.1

Stock options exercisable at June 30, 2021	0.7	$41.44	3.8	$14.4
During fiscal 2019, we granted fiscal 2019 performance-based stock option awards of 0.4 million options with a grant date fair value equivalent to the fair value of the canceled fiscal 2018 options as of the modification date. Vesting of the fiscal 2019 performance-based options is conditioned on achievement of the same performance targets and vest on the same schedule as the fiscal 2018 performance-based stock options. There was no incremental compensation cost as a result of this modification.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, and the weighted average fair value of option grants:

	Fiscal Years Ended
	June 30, 2021 (1)	June 24, 2020	June 26, 2019
Weighted average fair values of option grants	n/a	$6.92	$8.25
Expected volatility	n/a	33.4%	27.2%
Risk-free interest rate	n/a	1.3%	2.9%
Expected lives	n/a	5 years	5 years
Dividend yield	n/a	3.2%	3.5%
(1)     No stock option awards were granted in fiscal 2021
Expected volatility and the expected life of stock options are based on historical experience. The risk-free rate is based on the yield of a United States Treasury Note with a term equal to the expected life of the stock options. The dividend yield is based on the most recent quarterly dividend per share declared and the closing stock price on the declaration date.
At June 30, 2021, unrecognized compensation expenses related to stock options totaled approximately $0.6 million and will be recognized over a weighted average period of 1.3 years. The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Intrinsic value of options exercised	$9.8	$0.6	$1.8
Tax benefit realized on options exercised	2.4	0.1	0.4
Restricted Share Awards
Restricted share awards consist of performance shares, restricted stock and restricted stock units. In fiscal 2021, certain eligible employees under the Plans were granted performance shares whose vesting is contingent upon the Company exceeding a specified level of annual earnings in any of fiscal 2022, fiscal 2023 or fiscal 2024. The number of shares that will vest varies depending on the fiscal year that the performance criteria is first met. In fiscal 2020 and fiscal 2019, eligible employees under the Plans were granted performance shares whose vesting is

Footnote Index
contingent upon meeting Company performance goals based on our rate of earnings growth at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the rate of earnings growth achieved as compared to the target rate. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that ultimately will be issued.
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
Restricted share awards and restricted stock units granted to non-employee directors under the Plans are non-forfeitable and are expensed upon grant. Non-employee directors’ awards have variable distribution dates ranging from four years after grant to two years following departure from the Board.
Restricted share awards, including performance shares reflected at target, during fiscal 2021 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 24, 2020	1.1	$37.17
Granted	0.5	41.17
Vested	(0.3)	32.58
Forfeited	(0.1)	38.70
Restricted share awards outstanding at June 30, 2021	1.2	$40.07
At June 30, 2021, unrecognized compensation expenses related to restricted share awards totaled approximately $14.0 million and will be recognized over a weighted average period of 2.0 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Fair value of restricted share awards vested	$14.9	$6.6	$8.6
13. SHAREHOLDERS’ DEFICIT
Common Stock Issuance
In fiscal 2020, we sold 8.1 million shares of our common stock at a price to the public of $18.25 per share. Total net proceeds raised from the offering were $139.1 million, after deducting the professional expenses. This common stock issuance was executed to provide additional capital through the course of the COVID-19 pandemic and for general corporate purposes.
In fiscal 2021, employee stock option exercises resulted in the issuance of 1.0 million shares of our common stock for proceeds of $30.7 million.
Share Repurchases
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. Additionally, the amended revolving credit facility restricted our ability to repurchase shares in fiscal 2021 through the third quarter of fiscal 2021. Following the expiration of these restrictions under our amended revolving credit facility, we did not repurchase any shares under publicly announced

Footnote Index
share repurchase programs for the remainder of fiscal 2021. Future decisions to repurchase shares will be dependent on our operating performance, financial condition and other such factors that we consider relevant.
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
In fiscal 2021, we repurchased 0.1 million shares from team members to satisfy tax withholding obligations on the vesting of restricted shares. Before the suspension, we repurchased approximately 0.8 million shares of our common stock for $32.4 million in fiscal 2020. In fiscal 2019, our Board of Directors authorized a $300.0 million increase to our existing share repurchase program resulting in total authorizations of $4.9 billion. As of June 30, 2021, approximately $166.8 million was available in the suspended share repurchase program.
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Before this suspension, our Board of Directors approved quarterly dividends of $0.38 per share paid each quarter. During fiscal 2020, we paid dividends of $57.4 million to common stock shareholders.
In fiscal 2021, dividends paid were solely related to the previously accrued dividends for restricted share awards that vested in the period. Restricted share award dividends were recorded in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
Retirement of Treasury Stock
In fiscal 2020, the Board of Directors approved the retirement of 114.0 million shares of Treasury stock for a weighted average price per share of $29.45. As of June 30, 2021, 24.4 million shares remain in treasury.
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
14. FAIR VALUE MEASUREMENTS
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of long-lived property and equipment including finance lease assets, operating lease assets, reacquired franchise rights and transferable liquor licenses semi-annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 5 - Other Gains and Charges for more information.
Intangibles, net in the Consolidated Balance Sheets includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks.
Definite Lived Assets Impairment
Definite lived assets include property and equipment including finance lease assets, operating lease assets and reacquired franchise rights. During fiscal 2021, we impaired certain long-lived assets and operating lease assets primarily related to 11 underperforming Chili’s and three underperforming Maggiano’s restaurants. During fiscal

Footnote Index
2020, we impaired certain long-lived property and equipment including finance lease assets, reacquired franchise rights and operating lease assets primarily related to 25 underperforming Chili’s and three underperforming Maggiano’s restaurants. Additionally, we impaired certain finance and operating lease assets related to closed Chili’s restaurants.
We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Underperforming restaurants
Long-lived assets	$2.6	$16.7	$2.6	$16.7
Reacquired franchise rights assets	0.1	0.2	0.1	0.2
Operating lease assets	1.2	18.5	0.3	2.1
Finance lease assets	—	0.1	—	0.1
Total underperforming restaurants	$3.9	$35.5	$3.0	$19.1
Closed restaurants
Operating lease assets	$—	$6.4	$—	$1.8
Finance lease assets	—	5.8	—	1.4
Total closed restaurants	$—	$12.2	$—	$3.2
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions, and are categorized as Level 2. Based on our semi-annual reviews in fiscal 2021 and fiscal 2020, we determined there was no impairment.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows, refer to Note 10 - Debt for further details:

	June 30, 2021		June 24, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.3	$309.0	$299.0	$282.8
5.000% notes	347.5	369.3	346.7	330.8
Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. In fiscal 2021, the note was amended to defer certain scheduled payments from calendar year 2021 to calendar years 2022 and 2023. We determined the fair value of the amended note based on an internally developed analysis relying on Level 3 inputs using a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments. As a result of this

Footnote Index
analysis, we believe the fair value continues to approximate the note receivable carrying value of $6.9 million as of June 30, 2021. The current portion of the note represents cash payments to be received over the next 12 months and is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets.
15. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Income taxes, net of (refunds)(1)	$9.7	$(7.2)	$106.2
Interest, net of amounts capitalized	49.5	53.1	55.5
(1)Income taxes, net of (refunds) for the fiscal year ended June 24, 2020 included the receipt of a refund in fiscal 2020, partially offset by payments. Income taxes, net of (refunds) for the fiscal year ended June 26, 2019 included payments made for income tax liabilities resulting from sale leaseback transactions completed in fiscal 2019. Refer to Note 9 - Leases for further details.
Non-cash investing and financing activities are as follows:

	Fiscal Years Ended
	June 30, 2021	June 24, 2020	June 26, 2019
Retirement of fully depreciated assets	$22.4	$32.3	$28.9
Accrued capital expenditures	8.8	7.1	9.3
Dividends declared but not paid	—	1.2	15.6
Capital lease additions(1)	—	—	15.1
(1)Capital lease additions for the fiscal years ended June 30, 2021 and June 24, 2020 are now disclosed as part of the finance lease disclosures in Note 9 - Leases, “Consolidated Statement of Cash Flows Disclosure of Lease Amounts” section.
16. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 30, 2021 and June 24, 2020, we have outstanding lease guarantees or are secondarily liable for $29.2 million and $39.7 million, respectively. These amounts represent the known potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2022 through fiscal 2027. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. These lessees are in communication with the landlords to defer or resolve payments. We recorded a $1.5 million contingent loss, which represents the low end of our estimated range of losses, in fiscal 2021 in Other (gains) and charges in the Consolidated Statements of Comprehensive Income related to these leases and lawsuits. We will continue to closely monitor this situation.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 30, 2021, we had $6.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 4 to 12 months.

Footnote Index
Cyber Security Incident
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data.
Cyber Security Related Charges
To limit our exposure to cyber security events, we maintain cyber liability insurance coverage. Our cyber liability insurance policy contains a $2.0 million insurance retention that was fully accrued during fiscal 2018. Since the incident, through June 30, 2021, we have incurred total cumulative costs of $9.2 million related to the cyber security incident. This includes the $2.0 million retention recorded, $2.6 million in costs that have been reimbursed by our insurance carriers, $4.1 million of receivables for costs incurred that we believe are reimbursable and probable of recovery under our insurance coverage and $0.5 million of costs not reimbursable by our insurance carriers. We have settled claims from three payment card companies, and the settlement amounts are included in these costs. We do not expect material claims from payment card companies in the future.
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
On April 14, 2021, the district court issued an order granting in part and deferring in part Plaintiffs’ motion for class certification. The court certified a class on Plaintiffs’ negligence claim and a separate class on Plaintiffs’ California state Unfair Competition Law claims. On April 28, 2021, Brinker filed a Rule 23(f) petition in the Eleventh Circuit Court of Appeals seeking immediate discretionary review of the district court’s certification orders.
We believe we have defenses and intend to continue defending the Litigation. As such, as of June 30, 2021, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
17. FISCAL 2020 CHILI'S RESTAURANT ACQUISITION
On September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements.

Footnote Index
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
18. SUBSEQUENT EVENTS
Revolver Amendment & Net Borrowings
On August 18, 2021, we replaced our existing $1.0 billion revolving credit facility with an $800.0 million revolving credit facility that matures on August 18, 2026. The new facility is guaranteed by certain of our subsidiaries, includes covenant restrictions relating to leverage that are similar to our prior arrangement, and contains customary events of default terms. As of August 18, 2021, $211.3 million was drawn from the new revolver.
Share Repurchases
In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 30, 2021 and June 24, 2020, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and June 24, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the gift card breakage revenue
As discussed in Notes 1 and 3 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 30, 2021 was approximately $13.0 million.
We identified the assessment of gift card breakage revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of the trends in historical and expected future redemption patterns used to recognize breakage revenue.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s gift card breakage revenue process. This included controls related to the Company’s estimation of the breakage rate and the timing of breakage revenue recognition. We assessed breakage revenue by comparing the Company’s estimated breakage rate to rates derived from historical redemption data. We evaluated the timing of breakage revenue recognition by analyzing historical redemption patterns and assessing the volume of redemptions subsequent to the period of breakage revenue recognition.
/S/ KPMG LLP
We have served as the Company’s auditor since 1984.
Dallas, Texas
August 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and June 24, 2020, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
August 26, 2021

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 30, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, refer to the sections entitled “Proposal 1 -Election of Directors - Information About Nominees”, “Information About the Board of Directors and Governance of the Company - Board Committees”, “Information about our Executive Officers”, and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For information about our executive and director compensation, refer to the section entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company - Director Compensation” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information about our security ownership of certain beneficial owners and management and related stockholder matters, refer to the sections “Stock Ownership of Certain Persons” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information about certain relationships and related transactions, refer to the section “Certain Relationships and Related Transactions” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.

For information about the independence of our non-management directors, refer to the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information about principal accountant fees and services, refer to the section “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 annual meeting of shareholders. We incorporate that information in this document by reference.
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
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.

(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture dated as of April 30, 2013 between Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture dated as of May 15, 2013 between the Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)
4(e)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
4(f)	Description of Registered Securities(6)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(7)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants(8)
10(c)	Credit Agreement dated August 18, 2021(9)
10(d)	CEO Severance and Change in Control Agreement(10)
10(e)	BLT Change in Control Agreement(14)
10(f)	Executive Severance Benefits Plan and Summary Plan Description(10)
10(g)	NEO Change in Control Severance Agreement(10)
10(h)	Registrant’s Performance Share Plan Description(6)
10(i)	Registrant’s Terms of Stock Option Award(6)
10(j)	Registrant’s Terms of Retention Stock Unit Award(6)
10(k)	Registrant’s Terms of Restricted Stock Unit Award(6)
10(l)	Registrant’s Terms of Special Equity Award(11)
10(m)	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(12)
10(n)	Registrant’s Fiscal 2021 Performance Share Plan(13)
10(o)	Registrant’s Terms of F21 Restricted Stock Unit Award(14)
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 is formatted in Inline XBRL
*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:

(1)Annual report on Form 10-K for year ended June 28, 1995
(2)Annual report on Form 10-K for year ended June 27, 2018
(3)Current report on Form 8-K dated May 15, 2013
(4)Registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252
(5)Current report on Form 8-K dated September 23, 2016
(6)Annual report on Form 10-K for year ended June 26, 2019
(7)Proxy Statement of Registrant filed on October 5, 2018
(8)Quarterly report on Form 10-Q for quarter ended December 28, 2005
(9)Current report on Form 8-K dated August 20, 2021
(10)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(11)Annual report on Form 10-K for year ended June 28, 2017
(12)Annual report on Form 10-K for year ended June 24, 2020
(13)Current report on Form 8-K dated August 20, 2020
(14)Quarterly report on Form 10-Q for quarter ended September 23, 2020
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 26, 2021	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 26, 2021:

Name	Title
/S/ WYMAN T. ROBERTS	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Wyman T. Roberts

/S/ JOSEPH G. TAYLOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ ALEXANDRE G. MACEDO	Director
Alexandre G. Macedo

/S/ GEORGE R. MRKONIC	Director
George R. Mrkonic

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade