Form 10-Q
period 2021-09-29
BRINKER INTERNATIONAL, INC
filed 2021-11-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2021: 45,417,512 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Revenues
Company sales	$859.6	$728.2
Franchise and other revenues	16.8	11.9
Total revenues	876.4	740.1
Operating costs and expenses
Food and beverage costs	234.3	193.5
Restaurant labor	304.9	248.0
Restaurant expenses	231.3	202.5
Depreciation and amortization	39.3	37.4
General and administrative	36.5	30.5
Other (gains) and charges	4.5	3.8
Total operating costs and expenses	850.8	715.7
Operating income	25.6	24.4
Interest expenses	12.5	14.6
Other income, net	(0.3)	(0.4)
Income before income taxes	13.4	10.2
Provision (benefit) for income taxes	0.2	(0.5)
Net income	$13.2	$10.7

Basic net income per share	$0.29	$0.24

Diluted net income per share	$0.28	$0.23

Basic weighted average shares outstanding	45.9	45.1

Diluted weighted average shares outstanding	47.0	45.7

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.4)	$0.3
Other comprehensive income (loss)	(0.4)	0.3
Comprehensive income	$12.8	$11.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 29, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$31.2	$23.9
Accounts receivable, net	59.5	65.2
Inventories	29.5	28.9
Restaurant supplies	53.4	52.6
Prepaid expenses	18.1	13.6
Income taxes receivable, net	25.6	23.0
Total current assets	217.3	207.2
Property and equipment, at cost
Land	38.3	33.1
Buildings and leasehold improvements	1,623.6	1,595.2
Furniture and equipment	836.7	818.1
Construction-in-progress	15.9	14.9
	2,514.5	2,461.3
Less accumulated depreciation and amortization	(1,715.1)	(1,686.5)
Net property and equipment	799.4	774.8
Other assets
Operating lease assets	1,041.0	1,007.4
Goodwill	188.1	188.2
Deferred income taxes, net	42.6	50.9
Intangibles, net	25.3	21.1
Other	25.7	25.3
Total other assets	1,322.7	1,292.9
Total assets	$2,339.4	$2,274.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$112.4	$127.7
Gift card liability	102.2	106.4
Accrued payroll	97.6	122.4
Operating lease liabilities	109.3	97.7
Other accrued liabilities	125.7	117.4
Total current liabilities	547.2	571.6
Long-term debt and finance leases, less current installments	999.7	917.9
Long-term operating lease liabilities, less current portion	1,037.2	1,006.7
Other liabilities	80.8	82.0
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued; and 45.4 million shares outstanding at September 29, 2021, and 45.9 million shares outstanding at June 30, 2021)	7.0	7.0
Additional paid-in capital	679.4	685.4
Accumulated other comprehensive loss	(5.1)	(4.7)
Accumulated deficit	(252.9)	(266.1)
Treasury stock, at cost (24.9 million shares at September 29, 2021, and 24.4 million shares at June 30, 2021)	(753.9)	(724.9)
Total shareholders’ deficit	(325.5)	(303.3)
Total liabilities and shareholders’ deficit	$2,339.4	$2,274.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Cash flows from operating activities
Net income	$13.2	$10.7
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	39.3	37.4
Stock-based compensation	4.3	3.9
Restructure and impairment charges	1.9	0.5
Net loss on disposal of assets	0.7	0.4
Other	1.5	0.8
Changes in assets and liabilities:
Accounts receivable, net	12.7	0.6
Inventories	(0.3)	1.4
Restaurant supplies	(0.3)	—
Prepaid expenses	(4.6)	0.4
Operating lease assets, net of liabilities	8.1	(2.2)
Deferred income taxes, net	8.2	(0.9)
Other assets	0.1	—
Accounts payable	(12.7)	(4.9)
Gift card liability	(4.8)	(2.7)
Accrued payroll	(24.8)	(1.9)
Other accrued liabilities	7.7	16.2
Current income taxes	(9.1)	2.4
Other liabilities	(0.9)	20.7
Net cash provided by operating activities	40.2	82.8
Cash flows from investing activities
Payments for property and equipment	(37.3)	(13.6)
Payments for franchise restaurant acquisitions	(47.5)	—
Proceeds from sale leaseback transactions, net of related expenses	20.5	—
Proceeds from note receivable	—	0.6
Net cash used in investing activities	(64.3)	(13.0)
Cash flows from financing activities
Borrowings on revolving credit facility	285.0	28.4
Payments on revolving credit facility	(205.0)	(75.0)
Purchases of treasury stock	(39.6)	(3.9)
Payments on long-term debt	(5.5)	(4.6)
Payments for debt issuance costs	(3.0)	(1.5)
Payments of dividends	(0.8)	(1.3)
Proceeds from issuance of treasury stock	0.3	3.0
Net cash provided by (used in) financing activities	31.4	(54.9)
Net change in cash and cash equivalents	7.3	14.9
Cash and cash equivalents at beginning of period	23.9	43.9
Cash and cash equivalents at end of period	$31.2	$58.8
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 29, 2021 and June 30, 2021, and for the thirteen week periods ended September 29, 2021 and September 23, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At September 29, 2021, we owned, operated or franchised 1,650 restaurants, consisting of 1,145 Company-owned restaurants and 505 franchised restaurants, located in the United States, 28 countries and two United States territories.
Fiscal Year
We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2022 contains 52 weeks and will end on June 29, 2022. Fiscal year 2021 ended on June 30, 2021 and contained 53 weeks.
Use of Estimates
The preparation of the Consolidated Financial Statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements (Unaudited), and the reported amounts of revenues and costs and expenses in the reporting periods. Actual results could differ from those estimates.
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 30, 2021 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
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
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, which has resulted in significant

Footnote Index
impacts to our guest traffic and sales. At the end of the first quarter of fiscal 2022, all of our Company-owned restaurant dining rooms or patios were open in some capacity.
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
New Accounting Standards Implemented in Fiscal 2022
We reviewed all recently issued accounting pronouncements and determined that they were either not applicable or are not expected to have a material impact on the Consolidated Financial Statements (Unaudited).
2. CHILI’S RESTAURANT ACQUISITION
On September 2, 2021, we completed the acquisition of certain assets and liabilities related to 23 previously franchised Chili’s restaurants located in the Mid-Atlantic region of the United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total purchase price of $48.0 million, excluding post-closing adjustments, was funded with borrowings from our existing credit facility and proceeds from a sale leaseback transaction completed simultaneously with the acquisition (refer to Note 9 - Leases for further details on the sale leaseback transaction). We accounted for this acquisition as a business combination. The assets and liabilities of these restaurants were recorded at their preliminary fair values and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The final purchase price allocation is expected to be completed during the second quarter of fiscal 2022. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition.
The fair value of tangible and intangible assets acquired was primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows and discount rates. These inputs represent Level 3 fair value measurements as defined under GAAP. The preliminary amounts recorded for the fair value of acquired assets and liabilities at the acquisition date are as follows:

Fair Value September 2, 2021
Current assets	$1.4
Property and equipment(2)	46.2
Operating lease assets(2)	23.6
Reacquired franchise rights(1)	4.7
Current liabilities	(1.4)
Finance lease liabilities, less current portion	(3.7)
Operating lease liabilities, less current portion(2)	(23.1)
Net assets acquired(3)	$47.7
(1)Reacquired franchise rights have a weighted average amortization period of approximately 15 years.
(2)Refer to Note 9 - Leases for further details.
(3)Net assets acquired at fair value are equal to the total purchase price of $48.0 million, less $0.3 million of closing adjustments.

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
The following table reflects the changes in deferred franchise and development fees between June 30, 2021 and September 29, 2021:

Deferred Franchise and Development Fees
Balance as of June 30, 2021	$11.4
Additions	0.5
Amount recognized for Chili's restaurant acquisition(1)	(0.3)
Amount recognized to Franchise and other revenues	(0.4)
Balance as of September 29, 2021	$11.2
(1)    The remaining deferred franchise and development fee balances associated with the 23 acquired Chili’s restaurants were recognized as of the acquisition date in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 2 - Chili’s Restaurant Acquisition for further details.
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 29, 2021:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2022	$0.7
2023	0.9
2024	0.9
2025	0.9
2026	0.8
Thereafter	7.0
$11.2

Footnote Index
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 30, 2021 and September 29, 2021:

Gift Card Liability
Balance as of June 30, 2021	$106.4
Gift card sales	21.2
Gift card redemptions recognized to Company sales	(23.4)
Gift card breakage recognized to Franchise and other revenues	(2.4)
Other	0.4
Balance as of September 29, 2021	$102.2
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Remodel-related costs	$1.5	$0.2
Loss from natural disasters, net of (insurance recoveries)	0.6	—
Enterprise system implementation	0.6	—
COVID-19 related charges	0.3	1.2
Restaurant closure charges	0.2	1.5
Other	1.3	0.9
	$4.5	$3.8
Fiscal 2022
•Remodel-related costs related to existing fixed asset write-offs associated with the ongoing Chili’s and Maggiano’s remodel projects.
•Loss from natural disasters, net of (insurance recoveries) primarily consisted of team member relief pay and inventory spoilage related to Hurricane Ida.
•Enterprise system implementation primarily consisted of consulting fees and subscription fees related to the ongoing enterprise system implementation.
•COVID-19 related charges primarily consisted of charges for employee assistance and related payroll taxes for certain team members, partially offset by credits received as part of the 2021 New Mexico Senate Bill 1.
Fiscal 2021
•COVID-19 related charges consisted of the following costs related to both Chili’s and Maggiano’s:
–employee assistance and related payroll taxes for certain team members,
–initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to continue to reopen dining rooms.
•Restaurant closure charges primarily related to closure costs associated with certain Chili’s restaurants closed in the first quarter of fiscal 2021.

Footnote Index
5. INCOME TAXES

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Effective income tax rate	1.5%	(4.9)%
The federal statutory tax rate for the periods presented was 21.0%. Our effective income tax rate for the thirteen week period ended September 29, 2021 was lower than the federal statutory rate primarily due to the favorable impact from the FICA tip tax credit and excess tax windfalls associated with stock-based compensation.
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is as follows:

Thirteen Week Period Ended
September 29, 2021
Income tax expense at statutory rate - 21.0%	$2.8
FICA tip tax credit	(1.8)
Stock-based compensation excess tax benefits	(0.5)
State income taxes, net of federal benefit	0.8
Other	(1.1)
Provision (benefit) for income taxes - 1.5%	$0.2
Our effective income tax rate for the thirteen week period ended September 23, 2020 was lower than the federal statutory rate due to the favorable impact from the FICA tip tax credit and excess tax windfalls associated with stock-based compensation.
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

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Basic weighted average shares outstanding	45.9	45.1
Dilutive stock options	0.4	0.1
Dilutive restricted shares	0.7	0.5
Total dilutive impact	1.1	0.6
Diluted weighted average shares outstanding	47.0	45.7

Awards excluded due to anti-dilutive effect	0.0	1.6
7. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised

Footnote Index
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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our It’s Just Wings and Maggiano’s Italian Classics virtual brands. Franchise and other revenues for each operating segment include royalties, delivery fee income, gift card breakage, Maggiano’s banquet service charge income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, property and equipment maintenance, utilities, delivery fees, credit card processing fees, property taxes and advertising.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 29, 2021
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$773.3	$86.3	$—	$859.6
Royalties	9.0	0.1	—	9.1
Franchise fees and other revenues	5.3	2.4	—	7.7
Franchise and other revenues	14.3	2.5	—	16.8
Total revenues	787.6	88.8	—	876.4

Food and beverage costs	213.4	20.9	—	234.3
Restaurant labor	273.5	31.4	—	304.9
Restaurant expenses	204.6	26.6	0.1	231.3
Depreciation and amortization	33.0	3.4	2.9	39.3
General and administrative	8.0	2.0	26.5	36.5
Other (gains) and charges	2.8	0.2	1.5	4.5
Total operating costs and expenses	735.3	84.5	31.0	850.8
Operating income (loss)	52.3	4.3	(31.0)	25.6
Interest expenses	1.4	0.1	11.0	12.5
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$51.0	$4.2	$(41.8)	$13.4

Segment assets	$1,973.0	$227.0	$139.4	$2,339.4
Segment goodwill	149.7	38.4	—	188.1
Payments for property and equipment	33.7	1.9	1.7	37.3

Footnote Index

	Thirteen Week Period Ended September 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$675.0	$53.2	$—	$728.2
Royalties	6.6	0.0	—	6.6
Franchise fees and other revenues	4.9	0.4	—	5.3
Franchise and other revenues	11.5	0.4	—	11.9
Total revenues	686.5	53.6	—	740.1

Food and beverage costs	180.8	12.7	—	193.5
Restaurant labor	228.2	19.8	—	248.0
Restaurant expenses	181.4	20.8	0.3	202.5
Depreciation and amortization	30.6	3.6	3.2	37.4
General and administrative	5.4	1.3	23.8	30.5
Other (gains) and charges	3.6	0.1	0.1	3.8
Total operating costs and expenses	630.0	58.3	27.4	715.7
Operating income (loss)	56.5	(4.7)	(27.4)	24.4
Interest expenses	1.4	—	13.2	14.6
Other income, net	(0.1)	—	(0.3)	(0.4)
Income (loss) before income taxes	$55.2	$(4.7)	$(40.3)	$10.2

Payments for property and equipment	$11.6	$0.5	$1.5	$13.6
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the preliminary fair value of assets related to the 23 restaurants purchased from a former franchisee subsequent to the acquisition date. Refer to Note 2 - Chili’s Restaurant Acquisition for details.
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
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at September 29, 2021 and June 30, 2021, of $10.1 million and $9.6 million, respectively.

Footnote Index
Definite Lived Assets Impairment
Definite lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During the thirteen week periods ended September 29, 2021 and September 23, 2020, no indicators of impairment were identified.
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions, and are categorized as Level 2. During the thirteen week periods ended September 29, 2021 and September 23, 2020, no indicators of impairment were identified.
Goodwill
We review the carrying amounts of goodwill annually or when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the implied fair value of the goodwill. During the thirteen week period ended September 29, 2021, management concluded that no triggering event occurred.
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
Chili’s Restaurant Acquisition
In the first quarter of fiscal 2022, we completed the acquisition of 23 Chili’s restaurants from a former franchisee. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.
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
The carrying amounts and fair values of the 3.875% notes and 5.000% notes, net of unamortized debt issuance costs and discounts, are as follows:

	September 29, 2021		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.4	$308.3	$299.3	$309.0
5.000% notes	347.6	369.3	347.5	369.3
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.

Footnote Index
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Operating lease cost	$41.4	$41.7
Variable lease cost	15.1	14.0
Finance lease amortization	5.6	4.0
Finance lease interest	1.6	1.5
Short-term lease cost	0.1	0.1
Sublease income	(1.1)	(1.0)
Total lease costs, net	$62.7	$60.3
Pre-Commencement Leases
In the first quarter of fiscal 2022, we executed 16 leases for new Chili’s locations with undiscounted fixed payments over the initial term of $24.7 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Significant Changes in Leases during the Period
In the first quarter of fiscal 2022, as part of the Chili’s restaurant acquisition, we assumed 11 new real estate operating leases included in the balances at September 29, 2021. The leases were recorded net of prepaid rent at the date of acquisition. At September 29, 2021, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $23.6 million, Operating lease liabilities of $0.6 million, and Long-term operating lease liabilities, less current portion of $23.0 million. The leases were recorded net of purchase price accounting adjustments and prepaid rent. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.
Restaurant Properties Sale Leaseback Transaction
In the first quarter of fiscal 2022, simultaneous with the acquisition of the 23 Chili’s restaurants, we completed sale leaseback transactions on six of the acquired restaurants. The properties were sold at their acquisition cost resulting in proceeds of $20.5 million with no gain or loss.
The initial terms of all leases we entered into as part of the sale leaseback transactions are for 15 years, plus renewal options at our discretion. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases are recognized on a straight-line basis over the lease terms under ASC 842. At September 29, 2021, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $18.2 million, Operating lease liabilities of $0.4 million, and Long-term operating lease liabilities, less current portion of $17.8 million.

Footnote Index
10. DEBT
Long-term debt consists of the following:

	September 29, 2021	June 30, 2021
Revolving credit facility	$251.3	$171.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	124.8	121.3
Total long-term debt and finance leases	1,026.1	942.6
Less: unamortized debt issuance costs and discounts	(3.0)	(3.2)
Total long-term debt, less unamortized debt issuance costs and discounts	1,023.1	939.4
Less: current installments of long-term debt(1)	(23.4)	(21.5)
Long-term debt and finance leases, less current installments	$999.7	$917.9
(1)Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility to extend the maturity date and provide additional flexibility. In the thirteen week period ended September 29, 2021, net borrowings of $80.0 million were drawn on the revolving credit facility. As of September 29, 2021, $548.7 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of September 29, 2021, our interest rate was 1.875% consisting of LIBOR of 0.125% plus the applicable margin of 1.750%.
In the thirteen week period ended September 29, 2021, we incurred and capitalized $3.0 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage and fixed charge coverage ratios. As of September 29, 2021, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2022.

Footnote Index
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	September 29, 2021	June 30, 2021
Property tax	$27.7	$22.4
Current installments of finance leases	23.4	21.5
Insurance	21.4	21.7
Sales tax	17.2	23.2
Interest	13.5	6.9
Utilities and services	8.7	8.4
Other(1)	13.8	13.3
	$125.7	$117.4
(1)Other primarily consists of guest deposits for Maggiano’s banquets, rent-related accruals, certain exit-related lease accruals, deferred franchise and development fees, charitable donations and other various accruals.
Other liabilities consist of the following:

	September 29, 2021	June 30, 2021
Insurance	$35.4	$35.0
Deferred payroll taxes(1)	27.2	27.2
Deferred franchise and development fees	10.2	10.4
Unrecognized tax benefits	2.7	3.5
Other	5.3	5.9
	$80.8	$82.0
(1)    Deferred payroll taxes consists of the second installment of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which is due on December 31, 2022. The first installment of $27.2 million, which is due on December 31, 2021, is recorded within Accrued payroll in the Consolidated Balance Sheets (Unaudited).
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirteen week periods ended September 29, 2021 and September 23, 2020, respectively, were as follows:

	Thirteen Week Period Ended September 29, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balance at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)

Footnote Index

	Thirteen Week Period Ended September 23, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of treasury stock	—	(9.0)	—	12.0	—	3.0
Balance at September 23, 2020	$7.0	$663.2	$(386.8)	$(742.6)	$(5.9)	$(465.1)
Share Repurchases
Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirteen week period ended September 29, 2021, we repurchased 0.8 million shares of our common stock for $39.6 million, including 0.7 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of September 29, 2021, approximately $265.0 million was available under our share repurchase authorizations.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Restricted share awards
Restricted share awards granted	0.4	0.5
Weighted average fair value per share	$53.76	$39.76
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In the thirteen week periods ended September 29, 2021 and September 23, 2020, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.

Footnote Index
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Income taxes, net of (refunds)	$1.9	$(2.1)
Interest, net of amounts capitalized	3.1	5.5
Non-cash operating, investing and financing activities are as follows:

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Operating lease additions(1)	$60.0	$14.5
Finance lease additions	8.9	3.5
Accrued capital expenditures	6.2	6.4
Retirement of fully depreciated assets	7.9	2.5
(1)The thirteen week period ended September 29, 2021 primarily included operating lease additions associated with the 23 restaurants purchased from a former franchisee. Refer to Note 2 - Chili’s Restaurant Acquisition and to Note 9 - Leases for details.
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 29, 2021 and June 30, 2021, we have outstanding lease guarantees or are secondarily liable for an estimated $28.4 million and $29.2 million, respectively. These amounts represent the known potential liability of future rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2022 through fiscal 2027. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. These lessees are in communication with the landlords to defer or resolve payments. We will continue to closely monitor this situation.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 29, 2021, we had $5.9 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 12 months.
Cyber Security Litigation
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data. We settled all claims from payment card companies related to this incident and do not expect material claims in the future. The Company was also named as a defendant in a putative class action lawsuit in the United States District Court for the Middle District of Florida (the “Litigation”) relating to this incident. In the Litigation, plaintiffs assert various claims at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief, and attorney’s fees and costs.

Footnote Index
On April 14, 2021, the district court issued an order granting in part and deferring in part Plaintiffs’ motion for class certification. The court certified a class on Plaintiffs’ negligence claim and a separate class on Plaintiffs’ California state Unfair Competition Law claims. On September 16, 2021, the Eleventh Circuit Court of Appeals granted Brinker’s petition seeking immediate discretionary review of the district court’s certification orders.
We believe we have defenses and intend to continue defending the Litigation. As such, as of September 29, 2021, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
Legal Proceedings
Evaluating contingencies related to litigation is a process involving judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the Consolidated Financial Statements.
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
15. SUBSEQUENT EVENTS
Chili’s Restaurant Acquisition
On October 31, 2021, we acquired 36 Chili’s restaurants located in the Great Lakes and Northeast region of the United States that were owned by a franchisee. The purchase price of $55 million, excluding post-closing adjustments, was funded with availability under our existing revolving credit facility. The results of operations of these restaurants will be included in the consolidated financial statements from the date of acquisition beginning in the second quarter of fiscal 2022. We will evaluate the fair value of the assets and liabilities of the acquired restaurants through internal studies and third-party valuations, and we expect to complete a preliminary purchase price allocation in the second quarter of fiscal 2022.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 29, 2021 and September 23, 2020, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At September 29, 2021, we owned, operated or franchised 1,650 restaurants, consisting of 1,145 Company-owned restaurants and 505 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.

Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, which has resulted in significant impacts to our guest traffic and sales. At the end of the first quarter of fiscal 2022, all of our Company-owned restaurant dining rooms or patios were open in some capacity.
Chili’s and Maggiano’s ability to continue serving guests during the COVID-19 pandemic is the result of our strategic decision to invest in technology, virtual brands, and off-premise capabilities including online ordering, mobile app ordering, curbside service and third-party delivery.
We have experienced limited material shortages and service disruptions in our supply chain and in the availability of labor to operate our restaurants. We also experienced an increase in employee turnover in the first quarter of fiscal 2022. We recognize there is significant demand for talent and are actively working to safeguard, engage, attract and retain our employees. It is possible that shortages or disruptions could increase during fiscal 2022 as demand for goods, transportation and labor increases.
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
Guest Engagement Through Technology - We have invested in our technology and off-premise options as more guests are opting for To-Go and delivery. Chili’s partnership with DoorDash has been instrumental in growing off-premise business and offering our guests continued service during the COVID-19 pandemic. We leveraged technology so that DoorDash orders are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices allow guests to pay at the table, reordering, digital entertainment, guest feedback and interaction with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for these guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
Chili’s - Chili’s strategy is to differentiate from our competitors with a flexible platform of value offerings at both lunch and dinner and to connect with our guests through our My Chili’s Rewards loyalty program. We are committed to offering consistent, quality products at a price point that is compelling to our guests. Our value platforms allow guests to mix and match select menu items at a discounted price as part of the every-day base menu. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price of $5.00. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
Chili’s off-premise dining options, including our virtual brands It’s Just Wings and Maggiano’s Italian Classics, are also a critical part of our strategy. In the first quarter of fiscal 2022, Chili’s off-premise sales, including both to-go and delivery, were approximately 35% of Company sales, with approximately 55% coming from To-Go and 45% from delivery. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continue to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards.
Maggiano’s - At Maggiano’s, we believe our focus on operating fundamentals and technology provide the foundation for future efficiencies and growth. For example, Maggiano’s delivery partnership with DoorDash makes third party delivery more sustainable and efficient for the brand to operate. In addition to the DoorDash platform, our guests have the ability to order delivery directly through the Maggiano’s website. During the pandemic, Maggiano’s has leveraged off-premise dining options, including It’s Just Wings, to sustain revenues. Maggiano’s historically hosts a significant portion of its banquets in the holiday season during the second and third quarters of the fiscal year.
Virtual Brands - We are investing in virtual brands, restaurant-like menu offerings that are only available for purchase digitally, to drive restaurant traffic and sales growth. We expect that our virtual brands will enable us to capitalize on the growth in off-premise dining and to leverage excess kitchen capacity in our existing restaurant infrastructure, while adding minimal complexity in our restaurants’ kitchens.
It’s Just Wings, launched on June 23, 2020, is a no-frills offering that consists of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing, fried Oreos and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items from the full menu of Maggiano’s Little Italy including several appetizers, salads, pastas, entrées, mac & cheese and hand pies.
They are available for purchase through DoorDash, Google Food Ordering and their respective websites - itsjustwings.com and maggianosclassics.com. The operating results for the virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders. We plan to continue to test and strategically launch additional virtual brands in the future to further drive our growth.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening three restaurants and entering into one new development agreement for the thirteen week period ended September 29, 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.

Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 29, 2021 and September 23, 2020, respectively, total full year projected openings in fiscal 2022, and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 29, 2021	September 23, 2020	Fiscal 2022	September 29, 2021	September 23, 2020
Company-owned restaurants
Chili’s domestic	1	3	8	1,088	1,059
Chili’s international	—	—	—	5	5
Maggiano’s domestic	—	—	—	52	52
Total Company-owned	1	3	8	1,145	1,116
Franchise restaurants
Chili’s domestic	—	1	3	146	172
Chili’s international	3	3	9-12	357	371
Maggiano’s domestic	—	—	—	2	1
Total franchise	3	4	12-15	505	544
Total restaurants
Chili’s domestic	1	4	11	1,234	1,231
Chili’s international	3	3	9-12	362	376
Maggiano’s domestic	—	—	—	54	53
Total	4	7	20-23	1,650	1,660
During the thirteen week period ended September 29, 2021, we acquired 23 Chili’s restaurants located in the Mid-Atlantic region of the United States owned by a franchisee. The acquisition of these restaurants is not reflected in Openings during the thirteen week period ended September 29, 2021 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at September 29, 2021 within the total for Company-owned restaurants Chili’s domestic.
At September 29, 2021, we own property for 46 of the 1,145 Company-owned restaurants. The net book values associated with these restaurants included land of $38.3 million and buildings of $13.2 million.
Revenues
Thirteen Week Period Ended September 29, 2021 compared to September 23, 2020
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our It’s Just Wings and Maggiano’s Italian Classics virtual brands.
•Franchise and other revenues include royalties, delivery fee income, gift card breakage, Maggiano’s banquet service charge income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 23, 2020	$686.5	$53.6	$740.1
Change from:
Comparable restaurant sales	87.7	33.1	120.8
Restaurant openings	5.4	—	5.4
Restaurant acquisitions(1)	4.1	—	4.1
Restaurant closures(2)	0.6	—	0.6
Restaurant relocations	0.5	—	0.5
Company sales	98.3	33.1	131.4
Royalties(3)	2.4	0.1	2.5
Franchise fees and other revenues	0.4	2.0	2.4
Franchise and other revenues	2.8	2.1	4.9
Thirteen Week Period Ended September 29, 2021	$787.6	$88.8	$876.4
(1)We acquired 23 Chili’s restaurants from a franchisee on September 2, 2021. The revenues generated by these restaurants since the date of the acquisition are included in Company sales for the thirteen week period ended September 29, 2021.
(2)Restaurant closures include the change in Company sales resulting from temporary closures longer than 14 consecutive days that occurred in the previous 18 months, partially offset by permanently closed locations.
(3)Our franchisees generated sales of approximately $211.9 million for the thirteen week period ended September 29, 2021 compared to $163.5 million in sales for the thirteen week period ended September 23, 2020.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 29, 2021 compared to September 23, 2020:

	Percentage Change in the Thirteen Week Period Ended September 29, 2021 versus September 23, 2020
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	17.0%	0.6%	5.6%	10.8%	2.1%
Chili’s	13.4%	0.6%	3.4%	9.4%	2.2%
Maggiano’s	62.6%	0.2%	23.3%	39.1%	0.0%
Chili’s Franchise(4)	23.1%
U.S.	17.8%
International	32.0%
Chili’s Domestic(5)	13.8%
System-wide(6)	17.8%
(1)Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 months except acquired restaurants which are included after 12 months of ownership. Restaurants temporarily closed 14 days or more are excluded from Comparable Restaurant Sales. Percentage amounts are calculated based on the comparable periods year-over-year.
(2)Mix-Shift is calculated as the year-over-year percentage change in Company sales resulting from the change in menu items ordered by guests.
(3)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year, including the effect of the acquisition of 23 Chili’s restaurants in the first quarter of fiscal 2022.

(4)Chili’s franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Chili’s franchise comparable restaurant sales provides investors relevant information regarding total brand performance.
(5)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(6)System-wide Comparable Restaurant Sales are derived from sales generated by Company-owned Chili’s and Maggiano’s restaurants and sales generated at franchise-operated Chili’s restaurants.
Costs and Expenses
Thirteen Week Period Ended September 29, 2021 compared to September 23, 2020
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 29, 2021		September 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$234.3	27.2%	$193.5	26.6%	$(40.8)	(0.6)%
Restaurant labor	304.9	35.5%	248.0	34.0%	(56.9)	(1.5)%
Restaurant expenses	231.3	26.9%	202.5	27.8%	(28.8)	0.9%
Depreciation and amortization	39.3		37.4		(1.9)
General and administrative	36.5		30.5		(6.0)
Other (gains) and charges	4.5		3.8		(0.7)
Interest expenses	12.5		14.6		2.1
Other income, net	(0.3)		(0.4)		(0.1)
As a percentage of Company sales:
•Food and beverage costs increased 0.6%, including 1.0% of unfavorable commodity pricing due to supply chain constraints and inflationary pressures resulting in higher poultry and other commodity costs, partially offset by 0.2% of favorable menu pricing and 0.2% of favorable menu item mix.
•Restaurant labor increased 1.5%, including 4.0% of higher restaurant labor costs primarily including wage rates, training and overtime and 0.3% of higher other labor expenses, partially offset by 2.8% of sales leverage.
•Restaurant expenses decreased 0.9%, including 3.2% of sales leverage and 0.8% of lower delivery fees and To-Go supplies, partially offset by 1.4% of higher repairs and maintenance expenses, 0.6% of higher utilities expenses, 0.3% of higher advertising expenses, 0.3% of higher restaurant supplies and 0.5% of higher other restaurant expenses.

Depreciation and amortization increased $1.9 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 23, 2020	$37.4
Change from:
Retirements and fully depreciated restaurant assets	(4.1)
Finance leases	1.5
Additions for existing and new restaurant assets	3.9
Acquisition of Chili’s restaurants(1)	0.2
Corporate assets	0.4
Thirteen Week Period Ended September 29, 2021	$39.3
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 23 Chili’s restaurants acquired on September 2, 2021.
General and administrative expenses increased $6.0 million as follows:

General and Administrative
Thirteen Week Period Ended September 23, 2020	$30.5
Change from:
Defined contribution plan employer expenses(1)	2.9
Professional fees	1.5
Payroll-related expenses	1.0
Travel and entertainment expenses	0.4
Stock-based compensation	0.2
Performance-based compensation	(1.0)
Other	1.0
Thirteen Week Period Ended September 29, 2021	$36.5
(1)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020
Remodel-related costs	$1.5	$0.2
Enterprise system implementation	0.6	—
Loss from natural disasters, net of (insurance recoveries)	0.6	—
COVID-19 related charges	0.3	1.2
Restaurant closure charges	0.2	1.5
Other	1.3	0.9
	$4.5	$3.8
Interest expenses decreased $2.1 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.

Income Taxes

	Thirteen Week Periods Ended
	September 29, 2021	September 23, 2020	Favorable / (Unfavorable) Variance
Effective income tax rate	1.5%	(4.9)%	(6.4)%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 29, 2021 and September 23, 2020.
The effective income tax rate in the thirteen week period ended September 29, 2021 increased compared to the thirteen week period ended September 23, 2020 primarily due to a reduced favorable impact from the FICA tip tax credit and the excess tax benefits associated with stock-based compensation in the first quarter of fiscal 2022.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 29, 2021 compared to September 23, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 29, 2021	September 23, 2020
Company sales	$773.3	$675.0	$98.3	14.6%
Royalties	9.0	6.6	2.4	36.4%
Franchise fees and other revenues	5.3	4.9	0.4	8.2%
Franchise and other revenues	14.3	11.5	2.8	24.3%
Total revenues	$787.6	$686.5	$101.1	14.7%
Chili’s Total revenues increased 14.7% primarily due to higher dining room guest sales and traffic, six restaurant openings and the acquisition of 23 Chili’s restaurants on September 2, 2021, partially offset by decreased off-premise sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 29, 2021		September 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$213.4	27.6%	$180.8	26.8%	$(32.6)	(0.8)%
Restaurant labor	273.5	35.3%	228.2	33.8%	(45.3)	(1.5)%
Restaurant expenses	204.6	26.5%	181.4	26.9%	(23.2)	0.4%
Depreciation and amortization	33.0		30.6		(2.4)
General and administrative	8.0		5.4		(2.6)
Other (gains) and charges	2.8		3.6		0.8
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 0.8%, including 0.9% of unfavorable commodity pricing due to supply chain constraints and inflationary pressures resulting in higher poultry and other commodity costs and 0.1% of unfavorable menu item mix, partially offset by 0.2% of increased menu pricing.
•Chili’s Restaurant labor increased 1.5%, including 3.6% of higher restaurant labor costs primarily including wage rates, training and overtime and 0.2% of higher other labor expenses, partially offset by 2.3% of sales leverage.

•Chili’s Restaurant expenses decreased 0.4%, including 2.5% of sales leverage and 0.6% of lower delivery fees and To-Go supplies, partially offset by 1.3% of higher repairs and maintenance expenses, 0.6% of higher utilities expenses and 0.8% of higher other restaurant expenses.
Chili’s Depreciation and amortization increased $2.4 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 23, 2020	$30.6
Change from:
Additions for existing and new restaurant assets	3.8
Finance leases	1.4
Acquisition of Chili’s restaurants(1)	0.2
Retirements and fully depreciated restaurant assets	(3.0)
Thirteen Week Period Ended September 29, 2021	$33.0
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 23 Chili’s restaurants acquired on September 2, 2021.
Chili’s General and administrative increased $2.6 million as follows:

General and Administrative
Thirteen Week Period Ended September 23, 2020	$5.4
Change from:
Defined contribution plan employer expenses(1)	2.1
Professional fees	0.3
Stock-based compensation	0.3
Travel and entertainment expenses	0.1
Performance-based compensation	(0.3)
Other	0.1
Thirteen Week Period Ended September 29, 2021	$8.0
(1)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Maggiano’s Segment
Thirteen Week Period Ended September 29, 2021 compared to September 23, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 29, 2021	September 23, 2020
Company sales	$86.3	$53.2	$33.1	62.2%
Royalties	0.1	0.0	0.1	100.0%
Franchise fees and other revenues	2.4	0.4	2.0	500.0%
Franchise and other revenues	2.5	0.4	2.1	525.0%
Total revenues	$88.8	$53.6	$35.2	65.7%
Maggiano’s Total revenues increased 65.7% primarily due to higher dining and banquet room sales and traffic, and higher delivery sales, including virtual brands, partially offset by a decrease in To-Go sales. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 29, 2021		September 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$20.9	24.2%	$12.7	23.9%	$(8.2)	(0.3)%
Restaurant labor	31.4	36.4%	19.8	37.2%	(11.6)	0.8%
Restaurant expenses	26.6	30.8%	20.8	39.1%	(5.8)	8.3%
Depreciation and amortization	3.4		3.6		0.2
General and administrative	2.0		1.3		(0.7)
Other (gains) and charges	0.2		0.1		(0.1)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 0.3%, including 0.6% of unfavorable commodity pricing due to supply chain constraints and inflationary pressures resulting in higher seafood and other commodity costs, partially offset by 0.3% of favorable menu item mix.
•Maggiano’s Restaurant labor decreased 0.8%, including 9.0% of sales leverage, partially offset by 7.0% of higher restaurant labor costs primarily including wage rates, training and overtime, 1.1% of higher manager bonus expenses and 0.1% of higher other labor expenses.
•Maggiano’s Restaurant expenses decreased 8.3%, including 12.5% of sales leverage and 0.9% lower delivery fees and To-Go supplies, partially offset by 2.2% of higher repairs and maintenance expenses, 1.4% of higher advertising expenses, 1.4% of higher supervision expenses and 0.1% of higher other restaurant expenses.
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
At the outset of the COVID-19 pandemic in fiscal 2020 and into early fiscal 2021, we took proactive precautionary measures to preserve liquidity, reduce costs and pause non-critical projects that did not significantly impact our current operations. In the second half of fiscal 2021, our operational results and liquidity returned to pre-pandemic levels. Beginning in the first quarter of fiscal 2022, we took or plan to take the following actions:
•Revised our revolving credit facility during the first quarter of fiscal 2022 to extend the maturity date and provide additional flexibility;
•Resumed the Chili’s and Maggiano’s remodel program and construction of new restaurants;
•Selectively increased marketing and restaurant expenses
•Reinstated the share repurchase program; and
•Will repay $54.5 million of payroll taxes deferred in accordance with the CARES Act in two equal installments on December 31, 2021 and December 31, 2022.

Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 29, 2021	September 23, 2020
Net cash provided by operating activities	$40.2	$82.8	$(42.6)
Net cash provided by operating activities decreased primarily due to an increase in payments of performance based compensation and bonuses in the current year and to the impact of the deferral of payroll tax payments as allowed under the CARES Act in the prior year.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 29, 2021	September 23, 2020
Cash flows from investing activities
Payments for property and equipment	$(37.3)	$(13.6)	$(23.7)
Payments for franchise restaurant acquisitions	(47.5)	—	(47.5)
Proceeds from sale leaseback transactions, net of related expenses	20.5	—	20.5
Proceeds from note receivable	—	0.6	(0.6)
Net cash used in investing activities	$(64.3)	$(13.0)	$(51.3)
Net cash used in investing activities increased primarily due to $47.5 million of cash consideration paid for the purchase of 23 Chili’s restaurants from a franchisee. Simultaneous with the acquisition, we completed sale leaseback transactions on six of the acquired restaurants resulting in $20.5 million in proceeds received. Additionally, capital expenditures increased in fiscal 2022 primarily for equipment purchases and an increase in the pace of the Chili’s remodel initiative.
Subsequent to the end of the first quarter of fiscal 2022, we acquired 36 Chili’s restaurants located in the Great Lakes and Northeast region of the United States that were owned by a franchisee. The purchase price of $55 million, excluding post-closing adjustments, was funded with availability under our existing revolving credit facility.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 29, 2021	September 23, 2020
Cash flows from financing activities
Borrowings on revolving credit facility	$285.0	$28.4	$256.6
Payments on revolving credit facility	(205.0)	(75.0)	(130.0)
Purchases of treasury stock	(39.6)	(3.9)	(35.7)
Payments on long-term debt	(5.5)	(4.6)	(0.9)
Payments for debt issuance costs	(3.0)	(1.5)	(1.5)
Payments of dividends	(0.8)	(1.3)	0.5
Proceeds from issuance of treasury stock	0.3	3.0	(2.7)
Net cash provided by (used in) financing activities	$31.4	$(54.9)	$86.3
Net cash from financing activities increased primarily due to $80.0 million of net borrowing activity in fiscal 2022 compared to $46.6 million of net repayment activity in fiscal 2021 on the revolving credit facility, partially offset by an increase in share repurchases following the reinstatement of the share repurchase program in August 2021.

Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility. Net borrowings of $80.0 million were drawn during the thirteen week period ended September 29, 2021 on the revolving credit facility. As of September 29, 2021, $548.7 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of September 29, 2021, our interest rate was 1.875% consisting of LIBOR of 0.125% plus the applicable margin of 1.750%. In the thirteen week period ended September 29, 2021, we incurred and capitalized $3.0 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
As of September 29, 2021, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings, and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirteen week period ended September 29, 2021, we repurchased 0.8 million shares of our common stock for $39.6 million, including 0.7 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of September 29, 2021, approximately $265.0 million was available under our share repurchase authorizations.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to the liquidity needs created by the COVID-19 pandemic. In the thirteen week periods ended September 29, 2021 and September 23, 2020, dividends paid related to the previously accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
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
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended September 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties.

Among the factors that could cause actual results to differ materially are: disruptions from COVID-19 pandemic, the impact of competition, changes in consumer preferences, consumer perception of food safety, reduced disposable income, unfavorable publicity, increased minimum wages, governmental regulations, the Company’s ability to meet its business strategy plan, third party delivery risks, loss of key management personnel, failure to hire and retain high-quality restaurant management, the impact of social media, failure to protect the security of data of our guests and team members, product availability, regional business and economic conditions, litigation, franchisee success, changes in interest rates due to phase out of LIBOR, downgrades in our credit ratings, inflation, changes in the retail industry, technology failures, failure to protect our intellectual property, outsourcing, impairment of goodwill or assets, failure to maintain effective internal control over financial reporting, actions of activist shareholders, adverse weather conditions, terrorist acts, health epidemics or pandemics (such as COVID-19), tax reform, changes in financial and credit markets, inadequate insurance coverage and limitations imposed by our credit agreements.
It is possible that there could be a material adverse impact on our revenues, results of operations and cash flows in connection with COVID-19. The fully vaccinated population in the United States remains limited to a less than significant majority and the vaccination rates are increasing only at a gradual rate. Lack of continued public acceptance of the vaccines, their on-going efficacy and emergence of new variants of COVID-19 could have adverse effects on the situation. Therefore, additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the duration or re-emergence of restrictions and dining room closure requirements, staffing levels for reopened dining rooms, supply chain disruptions and customer re-engagement with our brands.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 14 - Contingencies to the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
During the thirteen week period ended September 29, 2021, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million.
During the thirteen week period ended September 29, 2021, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
July 1, 2021 through August 4, 2021	—	$—	—	$166.8
August 5, 2021 through September 1, 2021	0.1	51.42	—	300.0
September 2, 2021 through September 29, 2021	0.7	52.21	0.7	265.0
Total	0.8	52.12	0.7
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 29, 2021, 90,332 shares were tendered by team members at an average price of $51.42.
(2)The final amount shown is as of September 29, 2021.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10(a)	First amendment to Credit Agreement dated October 27, 2021*
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 29, 2021 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: November 3, 2021	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: November 3, 2021	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)