Form 10-Q
period 2021-12-29
BRINKER INTERNATIONAL, INC
filed 2022-02-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 28, 2022: 44,599,164 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020
Revenues
Company sales	$904.5	$746.2	$1,764.1	$1,474.4
Franchise and other revenues	21.3	14.5	38.1	26.4
Total revenues	925.8	760.7	1,802.2	1,500.8
Operating costs and expenses
Food and beverage costs	252.8	198.9	487.1	392.4
Restaurant labor	315.4	255.8	620.3	503.8
Restaurant expenses	236.7	211.3	468.0	413.8
Depreciation and amortization	41.6	37.2	80.9	74.6
General and administrative	33.1	30.0	69.6	60.5
Other (gains) and charges	6.4	5.4	10.9	9.2
Total operating costs and expenses	886.0	738.6	1,736.8	1,454.3
Operating income	39.8	22.1	65.4	46.5
Interest expenses	11.2	14.4	23.7	29.0
Other income, net	(0.5)	(0.5)	(0.8)	(0.9)
Income before income taxes	29.1	8.2	42.5	18.4
Provision (benefit) for income taxes	1.5	(3.8)	1.7	(4.3)
Net income	$27.6	$12.0	$40.8	$22.7

Basic net income per share	$0.61	$0.26	$0.90	$0.50

Diluted net income per share	$0.60	$0.26	$0.88	$0.49

Basic weighted average shares outstanding	45.1	45.3	45.5	45.2

Diluted weighted average shares outstanding	45.9	46.1	46.4	45.9

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.1)	$0.5	$(0.5)	$0.8
Other comprehensive income (loss)	(0.1)	0.5	(0.5)	0.8
Comprehensive income	$27.5	$12.5	$40.3	$23.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 29, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$15.6	$23.9
Accounts receivable, net	91.8	65.2
Inventories	32.7	28.9
Restaurant supplies	55.0	52.6
Prepaid expenses	18.5	13.6
Income taxes receivable, net	7.0	23.0
Total current assets	220.6	207.2
Property and equipment, at cost
Land	43.4	33.1
Buildings and leasehold improvements	1,664.4	1,595.2
Furniture and equipment	859.4	818.1
Construction-in-progress	19.7	14.9
	2,586.9	2,461.3
Less accumulated depreciation and amortization	(1,746.6)	(1,686.5)
Net property and equipment	840.3	774.8
Other assets
Operating lease assets	1,095.2	1,007.4
Goodwill	194.9	188.2
Deferred income taxes, net	53.6	50.9
Intangibles, net	29.2	21.1
Other	23.5	25.3
Total other assets	1,396.4	1,292.9
Total assets	$2,457.3	$2,274.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$118.8	$127.7
Gift card liability	135.2	106.4
Accrued payroll	73.5	122.4
Operating lease liabilities	113.1	97.7
Other accrued liabilities	128.8	117.4
Total current liabilities	569.4	571.6
Long-term debt and finance leases, less current installments	1,047.3	917.9
Long-term operating lease liabilities, less current portion	1,086.6	1,006.7
Other liabilities	81.4	82.0
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued; and 44.6 million shares outstanding at December 29, 2021, and 45.9 million shares outstanding at June 30, 2021)	7.0	7.0
Additional paid-in capital	683.7	685.4
Accumulated other comprehensive loss	(5.2)	(4.7)
Accumulated deficit	(225.3)	(266.1)
Treasury stock, at cost (25.7 million shares at December 29, 2021, and 24.4 million shares at June 30, 2021)	(787.6)	(724.9)
Total shareholders’ deficit	(327.4)	(303.3)
Total liabilities and shareholders’ deficit	$2,457.3	$2,274.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020
Cash flows from operating activities
Net income	$40.8	$22.7
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	80.9	74.6
Stock-based compensation	9.9	6.9
Restructure and impairment charges	5.4	3.8
Net loss on disposal of assets	1.6	0.8
Other	2.1	1.7
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	(24.6)	(23.1)
Inventories	(2.7)	0.2
Restaurant supplies	(0.5)	(0.2)
Prepaid expenses	(5.0)	2.1
Operating lease assets, net of liabilities	6.4	(11.8)
Deferred income taxes, net	(2.8)	(15.3)
Other assets	(0.1)	(0.1)
Accounts payable	(5.7)	(4.0)
Gift card liability	28.0	20.1
Accrued payroll	(49.0)	(4.8)
Other accrued liabilities	6.3	7.3
Current income taxes	16.4	9.9
Other liabilities	0.0	39.2
Net cash provided by operating activities	107.4	130.0
Cash flows from investing activities
Payments for property and equipment	(74.1)	(37.1)
Payments for franchise restaurant acquisitions	(104.5)	—
Proceeds from sale leaseback transactions, net of related expenses	20.5	—
Proceeds from sale of assets	0.0	1.3
Proceeds from note receivable	—	1.3
Net cash used in investing activities	(158.1)	(34.5)
Cash flows from financing activities
Borrowings on revolving credit facility	487.5	28.4
Payments on revolving credit facility	(355.0)	(95.0)
Purchases of treasury stock	(74.7)	(3.9)
Payments on long-term debt	(11.7)	(9.8)
Payments for debt issuance costs	(3.1)	(2.2)
Payments of dividends	(1.0)	(1.3)
Proceeds from issuance of treasury stock	0.4	8.5
Net cash provided by (used in) financing activities	42.4	(75.3)
Net change in cash and cash equivalents	(8.3)	20.2
Cash and cash equivalents at beginning of period	23.9	43.9
Cash and cash equivalents at end of period	$15.6	$64.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of December 29, 2021 and June 30, 2021, and for the thirteen and twenty-six week periods ended December 29, 2021 and December 23, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At December 29, 2021, we owned, operated or franchised 1,653 restaurants, consisting of 1,182 Company-owned restaurants and 471 franchised restaurants, located in the United States, 28 countries and two United States territories.
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
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, which has resulted in significant impacts to our guest traffic and sales primarily in fiscal 2021.

Footnote Index
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
New Accounting Standards Implemented in Fiscal 2022
We reviewed all accounting pronouncements that became effective for our fiscal 2022 and determined that either they were not applicable or they did not have a material impact on the Consolidated Financial Statements (Unaudited). We also reviewed all recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements (Unaudited).
2. CHILI’S RESTAURANT ACQUISITIONS
On October 31, 2021, we completed the acquisition of certain assets and liabilities related to 37 previously franchised Chili’s restaurants located in the Great Lakes and Northeast region of the United States, the “Great Lakes Region Acquisition.” Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total purchase price of $56.0 million, excluding post-closing adjustments, was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The assets and liabilities of these restaurants were recorded at their preliminary fair values and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The final purchase price allocation is expected to be completed during the third quarter of fiscal 2022. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition.
On September 2, 2021, we completed the acquisition of certain assets and liabilities related to 23 previously franchised Chili’s restaurants located in the Mid-Atlantic region of the United States, the “Mid-Atlantic Region Acquisition.” Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total purchase price of $48.0 million, excluding post-closing adjustments, was funded with borrowings from our existing credit facility and proceeds from a sale leaseback transaction completed simultaneously with the acquisition (refer to Note 9 - Leases for further details on the sale leaseback transaction). We accounted for this acquisition as a business combination. The assets and liabilities of these restaurants were recorded at their preliminary fair values and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The final purchase price allocation is expected to be completed during the third quarter of fiscal 2022. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of acquisition.
The fair values of tangible and intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows and discount rates. These inputs

Footnote Index
represent Level 3 fair value measurements as defined under GAAP. The preliminary amounts recorded for the fair value of acquired assets and liabilities at the acquisition date are as follows:

	Mid-Atlantic Region	Great Lakes Region
	Fair Value September 2, 2021	Fair Value October 31, 2021
Current assets	$1.4	$2.1
Property and equipment(2)	46.2	43.9
Operating lease assets(2)	23.6	45.1
Reacquired franchise rights(1)	4.7	4.6
Goodwill(3)	—	6.9
Current liabilities	(1.4)	(0.3)
Finance lease liabilities, less current portion	(3.7)	—
Operating lease liabilities, less current portion(2)	(23.1)	(45.2)
Net assets acquired(4)	$47.7	$57.1
(1)Reacquired franchise rights related to the Mid-Atlantic Region acquisition and Great Lakes Region acquisition both have weighted average amortization periods of approximately 15 years.
(2)Refer to Note 9 - Leases for further details.
(3)Goodwill is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities, and the benefit of the assembled workforce of the acquired restaurants.
(4)Net assets acquired at fair value related to the Mid-Atlantic Region acquisition are equal to the total purchase price of $48.0 million, less $0.3 million of closing adjustments. Net assets acquired at fair value related to the Great Lakes Region acquisition are equal to the total purchase price of $56.0 million, plus $1.1 million of closing adjustments.
3. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of our active contracts with franchisees. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied.
Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets (Unaudited).

Footnote Index
The following table reflects the changes in deferred franchise and development fees between June 30, 2021 and December 29, 2021:

Deferred Franchise and Development Fees
Balance as of June 30, 2021	$11.4
Additions	0.7
Amount recognized for Chili's restaurant acquisitions(1)	(0.7)
Amount recognized to Franchise and other revenues	(0.8)
Balance as of December 29, 2021	$10.6
(1)    The remaining deferred franchise and development fee balances associated with the 60 acquired Chili’s restaurants were recognized as of the acquisition dates in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 29, 2021:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2022	$0.5
2023	0.9
2024	0.9
2025	0.8
2026	0.8
Thereafter	6.7
$10.6
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 30, 2021 and December 29, 2021:

Gift Card Liability
Balance as of June 30, 2021	$106.4
Gift card sales	91.6
Gift card redemptions recognized to Company sales	(50.6)
Gift card breakage recognized to Franchise and other revenues	(12.2)
Balance as of December 29, 2021	$135.2

Footnote Index
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020
Lease contingencies	$2.9	$—	$2.9	$—
Remodel-related costs	1.6	0.7	3.1	0.9
Acquisition-related costs, net	0.9	—	0.9	—
Enterprise system implementation costs	0.3	—	0.9	—
Restaurant closure charges	0.3	0.4	0.5	1.9
COVID-19 related charges	(0.8)	1.0	(0.5)	2.2
Restaurant impairment charges	—	2.5	—	2.5
Other	1.2	0.8	3.1	1.7
	$6.4	$5.4	$10.9	$9.2
Fiscal 2022
•Lease contingencies were recorded for potential lease defaults on certain lease guarantees and subleases. Refer to Note 14 - Contingencies for additional information about our secondarily liable lease guarantees.
•Remodel-related costs related to existing fixed asset write-offs associated with the ongoing Chili’s and Maggiano’s remodel projects.
•Acquisition-related costs, net primarily related to the 60 restaurants acquired from franchisees in the first and the second quarter, refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
•Enterprise system implementation costs primarily consisted of consulting fees and subscription fees related to the ongoing enterprise system implementation.
•Restaurant closure charges primarily related to closure costs and leases associated with certain closed Chili’s restaurants.
•COVID-19 related charges primarily consisted of an employee retention credit as allowed under the CARES Act in the second quarter and credits received as part of the 2021 New Mexico Senate Bill 1 in the first quarter, partially offset by charges for employee assistance and related payroll taxes for certain team members.
Fiscal 2021
•Remodel-related costs related to fixed asset disposals associated with the ongoing Chili’s remodel initiative.
•Restaurant closure charges primarily related to closure costs and leases associated with certain closed Chili’s restaurants.
•COVID-19 related charges primarily consisted of employee assistance costs and other expenses for the conversion of certain parking lots into dining areas, and initial purchases of face masks and hand sanitizers required to reopen dining rooms.
•Restaurant impairment charges primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants and three underperforming Maggiano’s restaurants that we continue to operate.

Footnote Index
5. INCOME TAXES

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020
Effective income tax rate	5.2%	(46.3)%	4.0%	(23.4)%
The federal statutory tax rate for the periods presented was 21.0%. Our effective income tax rate for the thirteen and twenty-six week periods ended December 29, 2021 was lower than the federal statutory rate primarily due to the favorable impact from the FICA tip tax credit. The twenty-six week period ended December 29, 2021 also included the favorable impact of excess tax benefits associated with stock-based compensation.
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is as follows:

Twenty-Six Week Period Ended
December 29, 2021
Income tax expense at statutory rate - 21.0%	$8.9
FICA tip tax credit	(7.6)
Stock-based compensation excess tax benefits	(0.7)
State income taxes, net of federal benefit	2.6
Other	(1.5)
Provision (benefit) for income taxes - 4.0%	$1.7
Our effective income tax rate for the thirteen and twenty-six week periods ended December 23, 2020 was lower than the federal statutory rate due to the favorable impact from the FICA tip tax credit. The twenty-six week period ended December 23, 2020 also included the favorable impact of excess tax benefits associated with stock-based compensation.
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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020
Basic weighted average shares outstanding	45.1	45.3	45.5	45.2
Dilutive stock options	0.2	0.2	0.3	0.1
Dilutive restricted shares	0.6	0.6	0.6	0.6
Total dilutive impact	0.8	0.8	0.9	0.7
Diluted weighted average shares outstanding	45.9	46.1	46.4	45.9

Awards excluded due to anti-dilutive effect	0.9	0.6	0.5	1.1

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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our It’s Just Wings and Maggiano’s Italian Classics virtual brands. Franchise and other revenues for each operating segment include royalties, gift card breakage, Maggiano’s banquet service charge income, delivery income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization and gift card discount costs from third-party gift card sales.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, utilities, property and equipment maintenance, delivery fees, credit card processing fees, property taxes and worker’s comp and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 29, 2021
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$791.9	$112.6	$—	$904.5
Royalties	8.6	0.1	—	8.7
Franchise fees and other revenues	7.7	4.9	—	12.6
Franchise and other revenues	16.3	5.0	—	21.3
Total revenues	808.2	117.6	—	925.8

Food and beverage costs	224.8	28.0	—	252.8
Restaurant labor	277.6	37.8	—	315.4
Restaurant expenses	205.0	31.5	0.2	236.7
Depreciation and amortization	35.4	3.4	2.8	41.6
General and administrative	7.2	1.9	24.0	33.1
Other (gains) and charges	2.2	—	4.2	6.4
Total operating costs and expenses	752.2	102.6	31.2	886.0
Operating income (loss)	56.0	15.0	(31.2)	39.8
Interest expenses	1.4	0.1	9.7	11.2
Other income, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before income taxes	$54.8	$14.9	$(40.6)	$29.1

Footnote Index

	Thirteen Week Period Ended December 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$683.0	$63.2	$—	$746.2
Royalties	7.6	0.1	—	7.7
Franchise fees and other revenues	5.8	1.0	—	6.8
Franchise and other revenues	13.4	1.1	—	14.5
Total revenues	696.4	64.3	—	760.7

Food and beverage costs	183.7	15.2	—	198.9
Restaurant labor	233.4	22.4	—	255.8
Restaurant expenses	188.7	22.1	0.5	211.3
Depreciation and amortization	30.8	3.4	3.0	37.2
General and administrative	5.4	1.3	23.3	30.0
Other (gains) and charges	4.4	0.8	0.2	5.4
Total operating costs and expenses	646.4	65.2	27.0	738.6
Operating income (loss)	50.0	(0.9)	(27.0)	22.1
Interest expenses	1.4	0.1	12.9	14.4
Other income, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before income taxes	$48.8	$(1.0)	$(39.6)	$8.2

	Twenty-Six Week Period Ended December 29, 2021
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$1,565.2	$198.9	$—	$1,764.1
Royalties	17.6	0.2	—	17.8
Franchise fees and other revenues	13.0	7.3	—	20.3
Franchise and other revenues	30.6	7.5	—	38.1
Total revenues	1,595.8	206.4	—	1,802.2

Food and beverage costs	438.2	48.9	—	487.1
Restaurant labor	551.1	69.2	—	620.3
Restaurant expenses	409.6	58.1	0.3	468.0
Depreciation and amortization	68.4	6.8	5.7	80.9
General and administrative	15.2	3.9	50.5	69.6
Other (gains) and charges	5.0	0.2	5.7	10.9
Total operating costs and expenses	1,487.5	187.1	62.2	1,736.8
Operating income (loss)	108.3	19.3	(62.2)	65.4
Interest expenses	2.8	0.2	20.7	23.7
Other income, net	(0.3)	—	(0.5)	(0.8)
Income (loss) before income taxes	$105.8	$19.1	$(82.4)	$42.5

Segment assets	$2,073.4	$235.9	$148.0	$2,457.3
Segment goodwill	156.5	38.4	—	194.9
Payments for property and equipment	65.4	5.0	3.7	74.1

Footnote Index

	Twenty-Six Week Period Ended December 23, 2020
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$1,358.0	$116.4	$—	$1,474.4
Royalties	14.2	0.1	—	14.3
Franchise fees and other revenues	10.7	1.4	—	12.1
Franchise and other revenues	24.9	1.5	—	26.4
Total revenues	1,382.9	117.9	—	1,500.8

Food and beverage costs	364.5	27.9	—	392.4
Restaurant labor	461.6	42.2	—	503.8
Restaurant expenses	370.1	42.9	0.8	413.8
Depreciation and amortization	61.4	7.0	6.2	74.6
General and administrative	10.8	2.6	47.1	60.5
Other (gains) and charges	8.0	0.9	0.3	9.2
Total operating costs and expenses	1,276.4	123.5	54.4	1,454.3
Operating income (loss)	106.5	(5.6)	(54.4)	46.5
Interest expenses	2.8	0.1	26.1	29.0
Other income, net	(0.3)	—	(0.6)	(0.9)
Income (loss) before income taxes	$104.0	$(5.7)	$(79.9)	$18.4

Payments for property and equipment	$32.8	$1.0	$3.3	$37.1
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the preliminary fair value of assets related to the 60 restaurants purchased from two former franchisees subsequent to the acquisition dates. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
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
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of long-lived property and equipment including finance lease assets, operating lease assets, reacquired franchise rights and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) for the periods presented.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at December 29, 2021 and June 30, 2021, of $10.8 million and $9.6 million, respectively.

Footnote Index
Definite Lived Assets Impairment
Definite lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During the thirteen and twenty-six week periods ended December 29, 2021, no indicators of impairment were identified.
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions, and are categorized as Level 2. During the thirteen and twenty-six week periods ended December 29, 2021 and December 23, 2020, no indicators of impairment were identified.
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
Related to the qualitative assessment, changes in circumstances existing at the measurement date or at other times in the future, such as declines in our market capitalization, as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry could result in an impairment loss of all or a portion of our goodwill. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2022 using a qualitative approach based on these factors and no indicators of impairment were identified. During the thirteen and twenty-six week periods ended December 29, 2021, management concluded that no triggering event occurred.
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
Chili’s Restaurant Acquisitions
In the first two quarters of fiscal 2022, we completed the acquisition of 60 Chili’s restaurants from two former franchisees. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.

Footnote Index
Long-Term Debt
The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 3.875% and 5.000% notes are based on quoted market prices and are considered Level 2 fair value measurements.
The carrying amounts and fair values of the 3.875% notes and 5.000% notes, net of unamortized debt issuance costs and discounts, are as follows:

	December 29, 2021		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.5	$309.0	$299.3	$309.0
5.000% notes	347.9	375.0	347.5	369.3
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020
Operating lease cost	$43.2	$42.0	$84.6	$83.7
Variable lease cost	15.1	14.9	30.2	28.9
Finance lease amortization	6.1	4.2	11.7	8.2
Finance lease interest	1.4	1.4	3.0	2.9
Short-term lease cost	0.2	0.1	0.3	0.2
Sublease income	(1.3)	(1.2)	(2.4)	(2.2)
Total lease costs, net	$64.7	$61.4	$127.4	$121.7
Pre-Commencement Leases
As of the end of the second quarter of fiscal 2022, we have 17 pre-commencement leases for new Chili’s locations with undiscounted fixed payments over the initial term of $25.4 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Significant Changes in Leases during the Period
In the first quarter of fiscal 2022, as part of the Chili’s Mid-Atlantic Region Acquisition, we assumed 11 new real estate operating leases included in the balances at December 29, 2021. At December 29, 2021, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $23.3 million, Operating lease liabilities of $0.6 million, and Long-term operating lease liabilities, less current portion of $22.9 million. The leases were recorded net of prepaid rent at the date of acquisition.
In the second quarter of fiscal 2022, as part of the Chili’s Great Lakes Region Acquisition, we assumed 26 new real estate operating leases included in the balances at December 29, 2021. At December 29, 2021, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $47.7 million, Operating lease liabilities of $1.5 million, and Long-term operating lease liabilities, less current

Footnote Index
portion of $46.7 million. The leases were recorded net of purchase price accounting adjustments and prepaid rent at the date of acquisition. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
Restaurant Properties Sale Leaseback Transaction
In the first quarter of fiscal 2022, simultaneous with the Mid-Atlantic Region Acquisition, we completed sale leaseback transactions on six of the acquired restaurants. The properties were sold at their acquisition cost resulting in proceeds of $20.5 million with no gain or loss.
The initial terms of all leases we entered into as part of the sale leaseback transactions are for 15 years, plus renewal options at our discretion. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases are recognized on a straight-line basis over the lease terms under ASC 842. At December 29, 2021, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $18.1 million, Operating lease liabilities of $0.4 million, and Long-term operating lease liabilities, less current portion of $17.7 million.
10. DEBT
Long-term debt consists of the following:

	December 29, 2021	June 30, 2021
Revolving credit facility	$303.8	$171.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	120.0	121.3
Total long-term debt and finance leases	1,073.8	942.6
Less: unamortized debt issuance costs and discounts	(2.6)	(3.2)
Total long-term debt, less unamortized debt issuance costs and discounts	1,071.2	939.4
Less: current installments of long-term debt and finance leases(1)	(23.9)	(21.5)
Long-term debt and finance leases, less current installments	$1,047.3	$917.9
(1)Current installments of long-term debt consist only of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility to extend the maturity date and provide additional flexibility. In the twenty-six week period ended December 29, 2021, net borrowings of $132.5 million were drawn on the revolving credit facility. As of December 29, 2021, $496.2 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of December 29, 2021, our interest rate was 1.875% consisting of LIBOR of 0.125% plus the applicable margin of 1.750%.
In the twenty-six week period ended December 29, 2021, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of December 29, 2021, we were in compliance with our covenants pursuant to the $800.0

Footnote Index
million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2022.

11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	December 29, 2021	June 30, 2021
Property tax	$25.7	$22.4
Current installments of finance leases	23.9	21.5
Insurance	22.9	21.7
Sales tax	19.7	23.2
Interest	6.3	6.9
Utilities and services	8.9	8.4
Other(1)	21.4	13.3
	$128.8	$117.4
(1)Other primarily consists of contingent lease liabilities related to our lease guarantees, guest deposits for Maggiano’s banquets, rent-related accruals, certain exit-related lease accruals, deferred franchise and development fees, charitable donations and other various accruals. Refer to Note 14 - Contingencies for additional information about our secondarily liable lease guarantees.
Other liabilities consist of the following:

	December 29, 2021	June 30, 2021
Insurance	$36.5	$35.0
Deferred payroll taxes(1)	27.2	27.2
Deferred franchise and development fees	9.6	10.4
Unrecognized tax benefits	2.7	3.5
Other	5.4	5.9
	$81.4	$82.0
(1)Deferred payroll taxes consists of the second installment of the deferral of the employer portion of certain payroll related taxes as allowed under the CARES Act which is due on December 31, 2022.

Footnote Index
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the twenty-six week periods ended December 29, 2021 and December 23, 2020, respectively, were as follows:

	Twenty-Six Week Period Ended December 29, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balances at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)
Net income	—	—	27.6	—	—	27.6
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	5.6	—	—	—	5.6
Purchases of treasury stock	—	0.0	—	(35.1)	—	(35.1)
Issuances of treasury stock	—	(1.3)	—	1.4	—	0.1
Balances at December 29, 2021	$7.0	$683.7	$(225.3)	$(787.6)	$(5.2)	$(327.4)

	Twenty-Six Week Period Ended December 23, 2020
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of treasury stock	—	(9.0)	—	12.0	—	3.0
Balances at September 23, 2020	$7.0	$663.2	$(386.8)	$(742.6)	$(5.9)	$(465.1)
Net income	—	—	12.0	—	—	12.0
Other comprehensive income	—	—	—	—	0.5	0.5
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.0	—	—	—	3.0
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of treasury stock	—	1.2	—	4.3	—	5.5
Balances at December 23, 2020	$7.0	$667.4	$(374.8)	$(738.3)	$(5.4)	$(444.1)
Share Repurchases
Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and

Footnote Index
planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the twenty-six week period ended December 29, 2021, we repurchased 1.6 million shares of our common stock for $74.7 million, including 1.5 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of December 29, 2021, approximately $230.0 million was available under our share repurchase authorizations.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020
Restricted share awards
Restricted share awards granted	0.4	0.5
Weighted average fair value per share	$53.27	$39.89
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In the twenty-six week periods ended December 29, 2021 and December 23, 2020, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020
Income taxes, net of (refunds)	$(11.2)	$0.8
Interest, net of amounts capitalized	20.7	26.2
Non-cash operating, investing and financing activities are as follows:

	Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020
Operating lease additions(1)	$141.8	$38.0
Finance lease additions	11.9	3.9
Accrued capital expenditures	5.6	7.9
Retirement of fully depreciated assets	14.5	7.7
(1)The twenty-six week period ended December 29, 2021 primarily included operating lease additions associated with the 60 restaurants purchased from two former franchisees. Refer to Note 2 - Chili’s Restaurant Acquisitions and to Note 9 - Leases for further details.

Footnote Index
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 29, 2021 and June 30, 2021, we have outstanding lease guarantees or are secondarily liable for an estimated $31.9 million and $29.2 million, respectively. These amounts represent the maximum potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2022 through fiscal 2027.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. As of December 29, 2021, we have recorded contingent liabilities of $4.0 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited).
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 29, 2021, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 10 months.
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
On November 16, 2021, we submitted our appellate brief to the 11th Circuit Court of Appeals seeking to overturn the district court’s class certification orders. The US Chamber of Commerce and the Restaurant Law Center/Retail Litigation Center/National Retail Federation filed respective amicus briefs in support of our position two weeks later. Plaintiffs filed their response brief on January 6, 2022. Our reply brief is due on February 28, 2022.
We believe we have defenses and intend to continue defending the Litigation. As such, as of December 29, 2021, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 29, 2021 and December 23, 2020, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At December 29, 2021, we owned, operated or franchised 1,653 restaurants, consisting of 1,182 Company-owned restaurants and 471 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, which has resulted in significant impacts to our guest traffic and sales primarily in fiscal 2021.
Chili’s and Maggiano’s ability to continue serving guests during the COVID-19 pandemic is the result of our strategic decision to invest in technology, virtual brands, and off-premise capabilities including online ordering, mobile app ordering, curbside service and third-party delivery.
We have experienced limited material shortages and service disruptions in our supply chain and in the availability of labor to operate our restaurants. We also experienced an increase in employee turnover in the first two quarters of fiscal 2022. We recognize there is significant demand for talent and are actively working to safeguard, engage, attract and retain our employees. It is possible that shortages or disruptions could increase during fiscal 2022 as demand for goods, transportation and labor increases.
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
Chili’s off-premise dining options, including our virtual brands It’s Just Wings and Maggiano’s Italian Classics, are also a critical part of our strategy. In the twenty-six week period ended December 29, 2021, Chili’s off-premise sales, including both to-go and delivery, were approximately 35% of Company sales, with approximately 53% coming from To-Go and 47% from delivery. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continue to focus on our core equities and improving guest satisfaction with our food and service by improving execution of our operations standards.
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
It’s Just Wings, launched on June 23, 2020, is an offering consisting of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing, fried Oreos and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items from the full menu of Maggiano’s Little Italy including several appetizers, salads, pastas, entrées, mac & cheese and hand pies.
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
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening nine restaurants and entering into two new development agreement for the twenty-six week period ended December 29, 2021. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.
Company Development - The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 29, 2021 and December 23, 2020, respectively, total full year projected openings in fiscal 2022, and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 29, 2021	December 23, 2020	December 29, 2021	December 23, 2020	Fiscal 2022	December 29, 2021	December 23, 2020
Company-owned restaurants
Chili’s domestic	1	1	2	4	4	1,125	1,061
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	52	52
Total Company-owned	1	1	2	4	4	1,182	1,118
Franchise restaurants
Chili’s domestic	1	—	1	1	3	109	171
Chili’s international	5	1	8	4	10-13	360	364
Maggiano’s domestic	—	1	—	1	—	2	2
Total franchise	6	2	9	6	13-16	471	537
Total restaurants
Chili’s domestic	2	1	3	5	7	1,234	1,232
Chili’s international	5	1	8	4	10-13	365	369
Maggiano’s domestic	—	1	—	1	—	54	54
Total	7	3	11	10	17-20	1,653	1,655
During the twenty-six week period ended December 29, 2021, we acquired 60 Chili’s restaurants previously owned by two former franchisees. The acquisition of these restaurants is not reflected in Openings during the twenty-six week period ended December 29, 2021 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at December 29, 2021 within the total for Company-owned restaurants Chili’s domestic.
At December 29, 2021, we own property for 53 of the 1,182 Company-owned restaurants. The net book values associated with these restaurants included land of $43.4 million and buildings of $19.1 million.
Revenues
Thirteen and Twenty-Six Week Periods Ended December 29, 2021 compared to December 23, 2020
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our It’s Just Wings and Maggiano’s Italian Classics virtual brands.
•Franchise and other revenues include royalties, gift card breakage, Maggiano’s banquet service charge income, delivery income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 23, 2020	$696.4	$64.3	$760.7
Change from:
Comparable restaurant sales	78.5	49.4	127.9
Restaurant openings	3.2	—	3.2
Restaurant acquisitions(1)	27.0	—	27.0
Restaurant closures(2)	0.2	—	0.2
Company sales	108.9	49.4	158.3
Royalties(3)	1.0	—	1.0
Franchise fees and other revenues	1.9	3.9	5.8
Franchise and other revenues	2.9	3.9	6.8
Thirteen Week Period Ended December 29, 2021	$808.2	$117.6	$925.8

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 23, 2020	$1,382.9	$117.9	$1,500.8
Change from:
Comparable restaurant sales	166.2	82.5	248.7
Restaurant openings	8.6	—	8.6
Restaurant acquisitions(1)	31.1	—	31.1
Restaurant closures(2)	0.8	—	0.8
Restaurant relocations	0.5	—	0.5
Company sales	207.2	82.5	289.7
Royalties(3)	3.4	0.1	3.5
Franchise fees and other revenues	2.3	5.9	8.2
Franchise and other revenues	5.7	6.0	11.7
Twenty-Six Week Period Ended December 29, 2021	$1,595.8	$206.4	$1,802.2
(1)We acquired 23 Chili’s restaurants on September 2, 2021 and 37 Chili’s restaurants on October 31, 2021 from two franchisees. The revenues generated by these restaurants since the date of the acquisitions are included in Company sales for the thirteen and twenty-six week periods ended December 29, 2021.
(2)Restaurant closures include the change in Company sales resulting from temporary closures longer than 14 consecutive days that occurred in the previous 18 months, partially offset by permanently closed locations.
(3)Our franchisees generated sales of approximately $204.0 million and $419.3 million for the thirteen and twenty-six week periods ended December 29, 2021 compared to $187.7 million and $353.2 million in sales for the thirteen and twenty-six week periods ended December 23, 2020.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 29, 2021 compared to December 23, 2020:

	Percentage Change in the Thirteen Week Period Ended December 29, 2021 versus December 23, 2020
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	17.7%	2.1%	6.8%	8.8%	4.6%
Chili’s	12.1%	2.4%	3.4%	6.3%	4.9%
Maggiano’s	78.1%	(0.1)%	24.9%	53.3%	0.0%
Chili’s Franchise(4)	17.0%
U.S.	4.8%
International	27.7%
Chili’s Domestic(5)	11.5%
System-wide(6)	17.6%

	Percentage Change in the Twenty-Six Week Period Ended December 29, 2021 versus December 23, 2020
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	17.4%	1.5%	6.1%	9.8%	3.0%
Chili’s	12.7%	1.7%	3.2%	7.8%	3.2%
Maggiano’s	71.0%	(0.2)%	24.6%	46.6%	0.0%
Chili’s Franchise(4)	20.2%
U.S.	12.5%
International	29.6%
Chili’s Domestic(5)	12.7%
System-wide(6)	17.7%
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
(3)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year, including the effect of the acquisition of 23 Chili’s restaurants in the first quarter of fiscal 2022 and 37 Chili’s restaurants in the second quarter of fiscal 2022.
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

Costs and Expenses
Thirteen Week Period Ended December 29, 2021 compared to December 23, 2020
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$252.8	27.9%	$198.9	26.7%	$(53.9)	(1.2)%
Restaurant labor	315.4	34.9%	255.8	34.3%	(59.6)	(0.6)%
Restaurant expenses	236.7	26.2%	211.3	28.3%	(25.4)	2.1%
Depreciation and amortization	41.6		37.2		(4.4)
General and administrative	33.1		30.0		(3.1)
Other (gains) and charges	6.4		5.4		(1.0)
Interest expenses	11.2		14.4		3.2
Other income, net	(0.5)		(0.5)		—
As a percentage of Company sales:
•Food and beverage costs increased 1.2%, including 1.8% of higher meat, poultry and other commodity costs due to supply chain constraints and inflationary pressures, and 0.1% of unfavorable menu item mix, partially offset by 0.7% of increased menu pricing.
•Restaurant labor increased 0.6%, including 1.7% of higher hourly labor expenses due to increased wage rates, training and overtime, 0.8% of higher manager expenses due to merit increases and manager training due to greater than normal manager turnover, partially offset by 1.8% of sales leverage and 0.1% of lower other labor expenses.
•Restaurant expenses decreased 2.1%, including 2.9% of sales leverage and 0.6% of lower expenses related to delivery fees driven by the decline in off-premise sales, partially offset by 0.4% of higher utilities, 0.3% of higher workers’ compensation and general liability expenses resulting from unfavorable claims experience, 0.2% of higher supervision costs and 0.5% of higher other restaurant expenses.
Depreciation and amortization increased $4.4 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 23, 2020	$37.2
Change from:
Additions for new and existing restaurant assets	5.0
Finance leases	1.8
Acquisition of Chili’s restaurants(1)	1.5
Corporate assets	0.4
Retirements and fully depreciated restaurant assets	(4.5)
Other	0.2
Thirteen Week Period Ended December 29, 2021	$41.6
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 60 Chili’s restaurants acquired in the first two quarters of fiscal 2022.

General and administrative expenses increased $3.1 million as follows:

General and Administrative
Thirteen Week Period Ended December 23, 2020	$30.0
Change from:
Performance-based compensation(1)	(5.2)
Defined contribution plan employer expenses(2)	2.7
Stock-based compensation	2.2
Payroll-related expenses	1.0
Professional fees	0.8
Travel and entertainment expenses	0.4
Other	1.2
Thirteen Week Period Ended December 29, 2021	$33.1
(1)Performance-based compensation decreased due to adjustment in the expected bonus payout for fiscal 2022 resulting from lower business performance metrics compared to the targets.
(2)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 29, 2021	December 23, 2020
Lease contingencies	$2.9	$—
Remodel-related costs	1.6	0.7
Acquisition-related costs, net	0.9	—
Enterprise system implementation costs	0.3	—
Restaurant closure charges	0.3	0.4
COVID-19 related charges	(0.8)	1.0
Restaurant impairment charges	—	2.5
Other	1.2	0.8
	$6.4	$5.4
Interest expenses decreased $3.2 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.

Twenty-Six Week Period Ended December 29, 2021 compared to December 23, 2020
The following is a summary of the changes in Costs and Expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$487.1	27.6%	$392.4	26.6%	$(94.7)	(1.0)%
Restaurant labor	620.3	35.2%	503.8	34.2%	(116.5)	(1.0)%
Restaurant expenses	468.0	26.5%	413.8	28.0%	(54.2)	1.5%
Depreciation and amortization	80.9		74.6		(6.3)
General and administrative	69.6		60.5		(9.1)
Other (gains) and charges	10.9		9.2		(1.7)
Interest expenses	23.7		29.0		5.3
Other income, net	(0.8)		(0.9)		(0.1)
As a percentage of Company sales:
•Food and beverage costs increased 1.0%, including 1.4% of higher poultry, meat and other commodity costs due to supply chain constraints and inflationary pressures and 0.1% of unfavorable menu item mix, partially offset by 0.5% of favorable menu pricing.
•Restaurant labor increased 1.0%, including 2.0% of higher hourly restaurant labor costs primarily including wage rates, training and overtime and 0.9% of higher manager salaries and training resulting from merit increases and greater than normal manager turnover, partially offset by 1.9% of sales leverage.
•Restaurant expenses decreased 1.5%, driven by 3.1% of sales leverage and 0.7% of lower delivery fees, partially offset by 0.8% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.4% of higher advertising expenses, 0.2% of higher supervision costs and 0.5% of higher other restaurant expenses.
Depreciation and amortization increased $6.3 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 23, 2020	$74.6
Change from:
Additions for existing and new restaurant assets	8.9
Finance leases	3.3
Acquisition of Chili’s restaurants(1)	1.7
Corporate assets	0.8
Retirements and fully depreciated restaurant assets	(8.6)
Other	0.2
Twenty-Six Week Period Ended December 29, 2021	$80.9
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 60 Chili’s restaurants acquired in the first two quarters of fiscal 2022.

General and administrative expenses increased $9.1 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 23, 2020	$60.5
Change from:
Defined contribution plan employer expenses(1)	5.6
Stock-based compensation	2.4
Professional fees	2.3
Payroll-related expenses	2.0
Travel and entertainment expenses	0.8
Performance-based compensation(2)	(6.2)
Other	2.2
Twenty-Six Week Period Ended December 29, 2021	$69.6
(1)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)Performance-based compensation decreased due to adjustment in the expected bonus payout for fiscal 2022 resulting from lower business performance metrics compared to the targets.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020
Remodel-related costs	$3.1	$0.9
Lease contingencies	2.9	—
Acquisition-related costs, net	0.9	—
Enterprise system implementation costs	0.9	—
Restaurant closure charges	0.5	1.9
COVID-19 related charges	(0.5)	2.2
Restaurant impairment charges	—	2.5
Other	3.1	1.7
	$10.9	$9.2
Interest expenses decreased $5.3 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.
Income Taxes

	Thirteen Week Periods Ended			Twenty-Six Week Periods Ended
	December 29, 2021	December 23, 2020	Favorable / (Unfavorable)	December 29, 2021	December 23, 2020	Favorable / (Unfavorable) Variance
Effective income tax rate	5.2%	(46.3)%	(51.5)%	4.0%	(23.4)%	(27.4)%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 29, 2021 and December 23, 2020.
The effective income tax rate in the thirteen and twenty-six week periods ended December 29, 2021 increased compared to the thirteen and twenty-six week periods ended December 23, 2020 primarily due to a reduced favorable impact from the FICA tip tax credit and the excess tax benefits associated with stock-based compensation in the first quarter of fiscal 2022.
Segment Results
Chili’s Segment
Thirteen Week Period Ended December 29, 2021 compared to December 23, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 29, 2021	December 23, 2020
Company sales	$791.9	$683.0	$108.9	15.9%
Royalties	8.6	7.6	1.0	13.2%
Franchise fees and other revenues	7.7	5.8	1.9	32.8%
Franchise and other revenues	16.3	13.4	2.9	21.6%
Total revenues	$808.2	$696.4	$111.8	16.1%
Chili’s Total revenues increased by 16.1% primarily due to higher dining room guest sales and traffic, the acquisition of 60 Chili’s restaurants from two former franchisees and six new restaurant openings, partially offset by decreased off-premise sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$224.8	28.4%	$183.7	26.9%	$(41.1)	(1.5)%
Restaurant labor	277.6	35.0%	233.4	34.2%	(44.2)	(0.8)%
Restaurant expenses	205.0	25.9%	188.7	27.6%	(16.3)	1.7%
Depreciation and amortization	35.4		30.8		(4.6)
General and administrative	7.2		5.4		(1.8)
Other (gains) and charges	2.2		4.4		2.2
As a percentage of Company sales
•Chili’s Food and beverage costs increased 1.5%, including 1.9% of higher meat, poultry and other commodity costs due to supply chain constraints and inflationary pressures and 0.3% of unfavorable menu item mix, partially offset by 0.7% of increased menu pricing.
•Chili’s Restaurant labor increased 0.8%, including 1.5% of restaurant labor costs including wage rates, training and overtime, 1.2% of higher manager salaries and training due to merit increases and greater than normal manager turnover, partially offset by 1.3% of sales leverage, 0.4% of lower manager bonus expenses due to lower operational performance metrics and 0.2% of lower other labor expenses.
•Chili’s Restaurant expenses decreased 1.7%, including 2.7% of sales leverage and 0.6% of lower delivery fee expenses, partially offset by 0.6% of higher utilities expenses, 0.3% of higher workers’ compensation and general liability expenses resulting from unfavorable claims experience, 0.2% of higher rent expenses and 0.5% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $4.6 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 23, 2020	$30.8
Change from:
Additions for new and existing restaurant assets	4.8
Finance leases	1.7
Acquisition of Chili’s restaurants(1)	1.5
Retirements and fully depreciated restaurant assets	(3.5)
Other	0.1
Thirteen Week Period Ended December 29, 2021	$35.4
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 60 Chili’s restaurants acquired in the first two quarters of fiscal 2022.
Chili’s General and administrative increased $1.8 million as follows:

General and Administrative
Thirteen Week Period Ended December 23, 2020	$5.4
Change from:
Defined contribution plan employer expenses(1)	2.2
Stock-based compensation	0.2
Payroll-related expenses	0.1
Performance-based compensation(2)	(1.4)
Other	0.7
Thirteen Week Period Ended December 29, 2021	$7.2
(1)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)Performance-based compensation decreased due to adjustment in the expected bonus payout for fiscal 2022 resulting from lower business performance metrics compared to the targets.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 29, 2021	December 23, 2020
Remodel-related costs	$1.6	$0.7
Acquisition of franchise restaurants-related costs	0.9	—
Restaurant closure charges	0.3	0.3
Loss from natural disasters, net of (insurance recoveries)	0.2	0.2
COVID-19 related charges	(0.8)	1.0
Restaurant impairment charges	—	2.1
Other	—	0.1
	$2.2	$4.4

Twenty-Six Week Period Ended December 29, 2021 compared to December 23, 2020

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 29, 2021	December 23, 2020
Company sales	$1,565.2	$1,358.0	$207.2	15.3%
Royalties	17.6	14.2	3.4	23.9%
Franchise fees and other revenues	13.0	10.7	2.3	21.5%
Franchise and other revenues	30.6	24.9	5.7	22.9%
Total revenues	$1,595.8	$1,382.9	$212.9	15.4%
Chili’s Total revenues increased 15.4% primarily due to higher dining room guest sales and traffic, the acquisition of 60 Chili’s restaurants from two former franchisees and six new restaurant openings, partially offset by decreased off-premise sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$438.2	28.0%	$364.5	26.8%	$(73.7)	(1.2)%
Restaurant labor	551.1	35.2%	461.6	34.0%	(89.5)	(1.2)%
Restaurant expenses	409.6	26.2%	370.1	27.3%	(39.5)	1.1%
Depreciation and amortization	68.4		61.4		(7.0)
General and administrative	15.2		10.8		(4.4)
Other (gains) and charges	5.0		8.0		3.0
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 1.2%, including 1.5% of higher poultry, meat and other commodity costs resulting from supply chain constraints and inflationary pressures and 0.2% of unfavorable menu item mix, partially offset by 0.5% of increased menu pricing.
•Chili’s Restaurant labor increased 1.2%, including 2.0% of higher restaurant hourly labor costs primarily including wage rates, training and overtime and 0.8% of higher manager salaries and training due to merit increases and greater than normal manager turnover, partially offset by 1.4% of sales leverage and 0.2% of lower manager bonus expenses due to lower operational performance metrics.
•Chili’s Restaurant expenses decreased 1.1%, including 2.4% of sales leverage and 0.6% of lower delivery fee expenses, partially offset by 0.8% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.3% of higher workers’ compensation and general liability expenses resulting from unfavorable claims experience and 0.4% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $7.0 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 23, 2020	$61.4
Change from:
Additions for existing and new restaurant assets	8.6
Finance leases	3.1
Acquisition of Chili’s restaurants(1)	1.7
Retirements and fully depreciated restaurant assets	(6.5)
Other	0.1
Twenty-Six Week Period Ended December 29, 2021	$68.4
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 60 Chili’s restaurants acquired in the first two quarters of fiscal 2022.
Chili’s General and administrative increased $4.4 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 23, 2020	$10.8
Change from:
Defined contribution plan employer expenses(1)	4.3
Stock-based compensation	0.5
Travel and entertainment expenses	0.4
Professional fees	0.2
Payroll-related expenses	0.1
Performance-based compensation(2)	(1.7)
Other	0.6
Twenty-Six Week Period Ended December 29, 2021	$15.2
(1)Defined contribution plan employer expenses increased due to the temporary suspension of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)Performance-based compensation decreased due to adjustment in the expected bonus payout for fiscal 2022 resulting from lower business performance metrics compared to the targets.

Maggiano’s Segment
Thirteen Week Period Ended December 29, 2021 compared to December 23, 2020

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 29, 2021	December 23, 2020
Company sales	$112.6	$63.2	$49.4	78.2%
Royalties	0.1	0.1	0.0	—%
Franchise fees and other revenues	4.9	1.0	3.9	390.0%
Franchise and other revenues	5.0	1.1	3.9	354.5%
Total revenues	$117.6	$64.3	$53.3	82.9%
Maggiano’s Total revenues increased 82.9% primarily due to higher dining and banquet room sales and traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$28.0	24.9%	$15.2	24.1%	$(12.8)	(0.8)%
Restaurant labor	37.8	33.5%	22.4	35.4%	(15.4)	1.9%
Restaurant expenses	31.5	28.0%	22.1	35.0%	(9.4)	7.0%
Depreciation and amortization	3.4		3.4		—
General and administrative	1.9		1.3		(0.6)
Other (gains) and charges	—		0.8		0.8
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 0.8%, including 1.1% of higher seafood, meat and produce commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.2% of favorable menu item mix and 0.1% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 1.9%, including 6.9% of sales leverage and 0.7% of lower other labor expense, partially offset by 2.3% of higher restaurant hourly labor costs primarily including wage rates, training and overtime, 1.9% of higher manager bonus expenses and 1.5% of higher manager salaries and training.
•Maggiano’s Restaurant expenses decreased 7.0%, driven by 12.9% of sales leverage, partially offset by higher expenses including 1.6% of supervision expenses, 1.3% of repairs and maintenance expenses, 1.2% of advertising expenses, 0.8% of utilities, 0.5% of delivery fees and supplies and 0.5% of other restaurant expenses.

Twenty-Six Week Period Ended December 29, 2021 compared to December 23, 2020

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 29, 2021	December 23, 2020
Company sales	$198.9	$116.4	$82.5	70.9%
Royalties	0.2	0.1	0.1	100.0%
Franchise fees and other revenues	7.3	1.4	5.9	421.4%
Franchise and other revenues	7.5	1.5	6.0	400.0%
Total revenues	$206.4	$117.9	$88.5	75.1%
Maggiano’s Total revenues increased 75.1% primarily due to higher dining and banquet room sales and traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 29, 2021		December 23, 2020
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$48.9	24.6%	$27.9	24.0%	$(21.0)	(0.6)%
Restaurant labor	69.2	34.8%	42.2	36.2%	(27.0)	1.4%
Restaurant expenses	58.1	29.2%	42.9	36.9%	(15.2)	7.7%
Depreciation and amortization	6.8		7.0		0.2
General and administrative	3.9		2.6		(1.3)
Other (gains) and charges	0.2		0.9		0.7
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 0.6%, including 0.7% of higher seafood and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.1% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 1.4%, including 6.7% of sales leverage and 0.3% of lower other labor expenses, partially offset by 2.8% of higher restaurant hourly labor costs primarily including wage rates, training and overtime, 1.5% of higher manager bonus expenses and 1.3% of higher manager salaries and training.
•Maggiano’s Restaurant expenses decreased 7.7%, driven by 12.8% of sales leverage, partially offset by higher expenses including 1.7% of repairs and maintenance expenses, 1.4% of supervision expenses, 1.2% of higher advertising expenses and 0.8% of other restaurant expenses.
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
•Selectively increased marketing spend;
•Reinstated the share repurchase program; and
•Repaid the first installment of $27.2 million of payroll taxes deferred in accordance with the CARES Act in the second quarter of fiscal 2022 and will repay the remaining $27.2 million that is due on December 31, 2022.
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 29, 2021	December 23, 2020
Net cash provided by operating activities	$107.4	$130.0	$(22.6)
Net cash provided by operating activities decreased primarily due to the repayment of the first installment of $27.2 million of payroll taxes that were previously deferred under the CARES Act, as well as an increase in payments of performance based compensation and bonuses in the current year, partially offset by improved operating performance in the first two quarters of fiscal 2022 compared to the prior year and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 29, 2021	December 23, 2020
Cash flows from investing activities
Payments for property and equipment	$(74.1)	$(37.1)	$(37.0)
Payments for franchise restaurant acquisitions	(104.5)	—	(104.5)
Proceeds from sale leaseback transactions, net of related expenses	20.5	—	20.5
Proceeds from sale of assets	0.0	1.3	(1.3)
Proceeds from note receivable	—	1.3	(1.3)
Net cash used in investing activities	$(158.1)	$(34.5)	$(123.6)
Net cash used in investing activities increased primarily due to $104.5 million of cash consideration paid for the purchase of 60 Chili’s restaurants from two franchisees, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants. Additionally, capital expenditures increased in fiscal 2022 primarily for equipment purchases and an increase in the pace of the Chili’s remodel initiative.

Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 29, 2021	December 23, 2020
Cash flows from financing activities
Borrowings on revolving credit facility	$487.5	$28.4	$459.1
Payments on revolving credit facility	(355.0)	(95.0)	(260.0)
Purchases of treasury stock	(74.7)	(3.9)	(70.8)
Payments on long-term debt	(11.7)	(9.8)	(1.9)
Payments for debt issuance costs	(3.1)	(2.2)	(0.9)
Payments of dividends	(1.0)	(1.3)	0.3
Proceeds from issuance of treasury stock	0.4	8.5	(8.1)
Net cash provided by (used in) financing activities	$42.4	$(75.3)	$117.7
Net cash provided by financing activities increased primarily due to $132.5 million of net borrowing activity in fiscal 2022 compared to $66.6 million of net repayment activity in fiscal 2021 on the revolving credit facility, partially offset by an increase in share repurchases following the reinstatement of the share repurchase program in August 2021.
Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility. Net borrowings of $132.5 million were drawn during the twenty-six week period ended December 29, 2021 on the revolving credit facility. As of December 29, 2021, $496.2 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of December 29, 2021, our interest rate was 1.875% consisting of LIBOR of 0.125% plus the applicable margin of 1.750%. In the twenty-six week period ended December 29, 2021, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
As of December 29, 2021, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets (Unaudited).
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the twenty-six week period ended December 29, 2021, we repurchased 1.6 million shares of our common stock for $74.7 million, including 1.5 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of December 29, 2021, approximately $230.0 million was available under our share repurchase authorizations.

Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to the liquidity needs created by the COVID-19 pandemic. In the twenty-six week periods ended December 29, 2021 and December 23, 2020, dividends paid were solely related to the previously accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended December 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
It is possible that there could be a material adverse impact on our revenues, results of operations and cash flows in connection with COVID-19. Lack of continued public acceptance of the COVID-19 vaccines and boosters, their on-going efficacy and emergence of new variants of COVID-19 could have adverse effects on the situation. Therefore, additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the duration or re-emergence of restrictions and dining room closure requirements, staffing levels for reopened dining rooms, supply chain disruptions and customer re-engagement with our brands.
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

During the thirteen week period ended December 29, 2021, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million.
During the thirteen week period ended December 29, 2021, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
September 30, 2021 through November 3, 2021	0.0	$59.03	—	$265.0
November 4, 2021 through December 1, 2021	0.4	43.80	0.4	245.0
December 2, 2021 through December 29, 2021	0.4	35.62	0.4	230.0
Total	0.8	39.89	0.8
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 29, 2021, 919 shares were tendered by team members at an average price of $59.03.
(2)The final amount shown is as of December 29, 2021.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 29, 2021 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: February 2, 2022	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: February 2, 2022	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)