Form 10-Q
period 2022-03-30
BRINKER INTERNATIONAL, INC
filed 2022-05-04
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 29, 2022: 43,841,092 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021
Revenues
Company sales	$960.6	$813.7	$2,724.7	$2,288.1
Franchise and other revenues	19.8	14.7	57.9	41.1
Total revenues	980.4	828.4	2,782.6	2,329.2
Operating costs and expenses
Food and beverage costs	270.3	213.9	757.4	606.3
Restaurant labor	329.1	270.8	949.4	774.6
Restaurant expenses	244.1	216.1	712.1	629.9
Depreciation and amortization	42.2	37.4	123.1	112.0
General and administrative	39.2	33.7	108.8	94.2
Other (gains) and charges	6.1	4.3	17.0	13.5
Total operating costs and expenses	931.0	776.2	2,667.8	2,230.5
Operating income	49.4	52.2	114.8	98.7
Interest expenses	11.1	14.1	34.8	43.1
Other income, net	(0.4)	(0.3)	(1.2)	(1.2)
Income before income taxes	38.7	38.4	81.2	56.8
Provision for income taxes	2.1	4.5	3.8	0.2
Net income	$36.6	$33.9	$77.4	$56.6

Basic net income per share	$0.82	$0.74	$1.71	$1.25

Diluted net income per share	$0.81	$0.73	$1.68	$1.22

Basic weighted average shares outstanding	44.4	45.5	45.2	45.3

Diluted weighted average shares outstanding	45.1	46.7	46.0	46.2

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.4	$0.3	$(0.1)	$1.1
Other comprehensive income (loss)	0.4	0.3	(0.1)	1.1
Comprehensive income	$37.0	$34.2	$77.3	$57.7
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 30, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$12.9	$23.9
Accounts receivable, net	60.0	65.2
Inventories	33.6	28.9
Restaurant supplies	55.5	52.6
Prepaid expenses	20.4	13.6
Income taxes receivable, net	5.6	23.0
Total current assets	188.0	207.2
Property and equipment, at cost
Land	43.4	33.1
Buildings and leasehold improvements	1,621.8	1,595.2
Furniture and equipment	795.7	818.1
Construction-in-progress	23.0	14.9
	2,483.9	2,461.3
Less accumulated depreciation and amortization	(1,665.5)	(1,686.5)
Net property and equipment	818.4	774.8
Other assets
Operating lease assets	1,152.9	1,007.4
Goodwill	195.1	188.2
Deferred income taxes, net	54.4	50.9
Intangibles, net	28.5	21.1
Other	21.5	25.3
Total other assets	1,452.4	1,292.9
Total assets	$2,458.8	$2,274.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$131.4	$127.7
Gift card liability	104.8	106.4
Accrued payroll	108.2	122.4
Operating lease liabilities	113.5	97.7
Other accrued liabilities	125.2	117.4
Total current liabilities	583.1	571.6
Long-term debt and finance leases, less current installments	987.9	917.9
Long-term operating lease liabilities, less current portion	1,143.3	1,006.7
Other liabilities	55.7	82.0
Commitments and contingencies (Note 14)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued; and 43.8 million shares outstanding at March 30, 2022, and 45.9 million shares outstanding at June 30, 2021)	7.0	7.0
Additional paid-in capital	687.8	685.4
Accumulated other comprehensive loss	(4.8)	(4.7)
Accumulated deficit	(188.7)	(266.1)
Treasury stock, at cost (26.5 million shares at March 30, 2022, and 24.4 million shares at June 30, 2021)	(812.5)	(724.9)
Total shareholders’ deficit	(311.2)	(303.3)
Total liabilities and shareholders’ deficit	$2,458.8	$2,274.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Cash flows from operating activities
Net income	$77.4	$56.6
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	123.1	112.0
Stock-based compensation	15.2	11.3
Restructure and impairment charges	8.7	6.5
Net loss on disposal of assets	2.3	1.1
Other	2.6	2.7
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	8.0	(1.3)
Inventories	(3.4)	(0.4)
Restaurant supplies	(1.1)	(0.4)
Prepaid expenses	(6.9)	2.3
Operating lease assets, net of liabilities	5.2	(9.1)
Deferred income taxes, net	(3.5)	(9.3)
Other assets	0.2	(0.2)
Accounts payable	4.9	19.0
Gift card liability	(2.6)	1.0
Accrued payroll	(14.3)	46.7
Other accrued liabilities	3.5	10.5
Current income taxes	19.6	6.4
Other liabilities	(27.3)	13.2
Net cash provided by operating activities	211.6	268.6
Cash flows from investing activities
Payments for property and equipment	(109.0)	(62.4)
Payments for franchise restaurant acquisitions	(106.0)	—
Proceeds from sale leaseback transactions, net of related expenses	20.5	—
Proceeds from note receivable	1.0	1.5
Proceeds from sale of assets	0.1	1.6
Net cash used in investing activities	(193.4)	(59.3)
Cash flows from financing activities
Borrowings on revolving credit facility	595.5	28.4
Payments on revolving credit facility	(502.5)	(210.0)
Purchases of treasury stock	(100.8)	(4.1)
Payments on long-term debt	(17.6)	(14.3)
Payments for debt issuance costs	(3.1)	(2.2)
Payments of dividends	(1.1)	(1.5)
Proceeds from issuance of treasury stock	0.4	14.1
Net cash used in financing activities	(29.2)	(189.6)
Net change in cash and cash equivalents	(11.0)	19.7
Cash and cash equivalents at beginning of period	23.9	43.9
Cash and cash equivalents at end of period	$12.9	$63.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 30, 2022 and June 30, 2021, and for the thirteen and thirty-nine week periods ended March 30, 2022 and March 24, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At March 30, 2022, we owned, operated or franchised 1,650 restaurants, consisting of 1,187 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 countries and two United States territories.
Fiscal Year
We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2022 contains 52 weeks and will end on June 29, 2022. Fiscal year 2021 ended on June 30, 2021 and contained 53 weeks.
Use of Estimates
The preparation of the Consolidated Financial Statements (Unaudited) is in conformity with generally accepted accounting principles in the United States (“GAAP”) and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements (Unaudited), and the reported amounts of revenues and costs and expenses in the reporting periods. Actual results could differ from those estimates.
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
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, and has resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021.

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
2. CHILI’S RESTAURANT ACQUISITIONS
During the first three quarters of fiscal 2022, we completed three acquisitions of certain assets and liabilities related to previously franchised Chili’s locations, as follows:
•Mid-Atlantic Region Acquisition - On September 2, 2021, we acquired 23 previously franchised Chili’s restaurants located in the Mid-Atlantic region of the United States for a total purchase price of $47.7 million, including post-closing adjustments. The acquisition was funded with borrowings from our existing credit facility and proceeds from a sale leaseback transaction completed simultaneously with the acquisition (refer to Note 9 - Leases for further details on the sale leaseback transaction).
•Great Lakes Region Acquisition - On October 31, 2021, we acquired 37 previously franchised Chili’s restaurants located in the Great Lakes and Northeast region of the United States for a total purchase price of $56.0 million, excluding post-closing adjustments, funded with borrowings from our existing credit facility.
•Northwest Region Acquisition - On February 1, 2022, we acquired six previously franchised Chili’s restaurants located in the Northwest region of the United States for a total purchase price of $1.3 million, excluding post-closing adjustments, funded with borrowings from our existing credit facility.
Pro-forma financial information for these acquisitions are not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited). We accounted for each of these acquisitions as a business combination.
The assets and liabilities of the Mid-Atlantic Region Acquisition restaurants were recorded at their fair values. The assets and liabilities of the Great Lakes Region Acquisition and Northwest Region Acquisition restaurants were recorded based on preliminary estimates of their fair values and are subject to revision. The final purchase price allocations are expected to be completed during the fourth quarter of fiscal 2022. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the acquisition dates.
The fair values of tangible and intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows and discount rates. These inputs

Footnote Index
represent Level 3 fair value measurements as defined under GAAP. The amounts recorded for the fair value of acquired assets and liabilities at the acquisition dates are as follows:

	Mid-Atlantic Region	Great Lakes Region (Preliminary)
Current assets	$1.4	$2.1
Property and equipment	46.2	43.9
Operating lease assets(2)	23.6	45.1
Reacquired franchise rights(1)	4.7	4.6
Goodwill(3)	—	6.9
Current liabilities	(1.4)	(0.3)
Finance lease liabilities, less current portion	(3.7)	—
Operating lease liabilities, less current portion(2)	(23.1)	(45.2)
Net assets acquired(4)	$47.7	$57.1
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

Footnote Index
The following table reflects the changes in deferred franchise and development fees between June 30, 2021 and March 30, 2022:

Deferred Franchise and Development Fees
Balance as of June 30, 2021	$11.4
Additions	0.8
Amount recognized for Chili's restaurant acquisitions(1)	(0.8)
Amount recognized to Franchise and other revenues	(1.3)
Balance as of March 30, 2022	$10.1
(1)    The remaining deferred franchise and development fee balances associated with the 66 acquired Chili’s restaurants were recognized as of the acquisition dates in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 30, 2022:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2022	$0.2
2023	0.9
2024	0.8
2025	0.8
2026	0.8
Thereafter	6.6
$10.1
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 30, 2021 and March 30, 2022:

Gift Card Liability
Balance as of June 30, 2021	$106.4
Gift card sales	107.2
Gift card redemptions recognized to Company sales	(93.0)
Gift card breakage recognized to Franchise and other revenues	(16.5)
Other	0.7
Balance as of March 30, 2022	$104.8

Footnote Index
4. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021
Restaurant closure charges	$1.2	$0.3	$1.7	$2.2
Remodel-related costs	0.9	0.9	4.0	1.8
COVID-19 related charges	0.7	0.9	0.2	3.1
Acquisition-related costs, net	0.6	—	1.5	—
Enterprise system implementation costs	0.5	—	1.4	—
Loss from natural disasters, net of (insurance recoveries)	—	1.8	0.8	2.0
Lease contingencies	—	—	2.9	—
Restaurant impairment charges	—	—	—	2.5
Other	2.2	0.4	4.5	1.9
	$6.1	$4.3	$17.0	$13.5
Fiscal 2022
•Restaurant closure charges related to closure costs and leases associated with certain closed Chili’s restaurants.
•Remodel-related costs related to existing fixed asset write-offs associated with ongoing Chili’s and Maggiano’s remodel projects.
•COVID-19 related charges primarily consisted of charges for employee assistance and related payroll taxes for certain team members partially offset by an employee retention credit as allowed under the CARES Act in the second quarter and credits received as part of the 2021 New Mexico Senate Bill 1 in the first quarter.
•Acquisition-related costs, net primarily related to the 66 restaurants acquired from franchisees during the first three quarters. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
•Enterprise system implementation costs primarily consisted of consulting and subscription fees related to the ongoing enterprise system implementation.
•Lease contingencies were recorded for potential lease defaults on certain lease guarantees and subleases. Refer to Note 14 - Contingencies for additional information about our secondarily liable lease guarantees.
Fiscal 2021
•Restaurant closure charges in the thirty-nine week period related to closure costs and leases associated with certain closed Chili’s restaurants.
•Remodel-related costs related to fixed asset disposals associated with the ongoing Chili’s remodel initiative.
•COVID-19 related charges in the thirty-nine week period ended March 24, 2021 consisted of the following costs related to both Chili’s and Maggiano’s:
–employee assistance and related payroll taxes for certain team members,
–conversion of certain parking lots into dining areas, and
–initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to maintain open dining rooms.

Footnote Index
•Loss from natural disasters, net of (insurance recoveries) primarily consisted of costs incurred related to Winter Storm Uri in February 2021.
•Restaurant impairment charges primarily related to the long-lived and operating lease assets of 10 underperforming Chili’s restaurants and three underperforming Maggiano’s restaurants.
5. INCOME TAXES

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021
Effective income tax rate	5.4%	11.7%	4.7%	0.4%
The federal statutory tax rate for the periods presented was 21.0%. A reconciliation between the reported Provision for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is as follows:

Thirty-Nine Week Period Ended
March 30, 2022
Income tax expense at statutory rate - 21.0%	$17.1
FICA tip tax credit	(16.4)
Stock-based compensation excess tax benefits	(0.7)
State income taxes, net of federal benefit	5.0
Other	(1.2)
Provision for income taxes - 4.7%	$3.8
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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021
Basic weighted average shares outstanding	44.4	45.5	45.2	45.3
Dilutive stock options	0.1	0.5	0.2	0.3
Dilutive restricted shares	0.6	0.7	0.6	0.6
Total dilutive impact	0.7	1.2	0.8	0.9
Diluted weighted average shares outstanding	45.1	46.7	46.0	46.2

Awards excluded due to anti-dilutive effect	1.1	0.0	0.7	0.7

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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our virtual brands. Franchise and other revenues for each operating segment include royalties, gift card breakage, delivery income, Maggiano’s banquet service charge income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization and gift card discount costs from third-party gift card sales.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, property and equipment maintenance, delivery fees, utilities, credit card processing fees, property taxes, supervision expenses, and worker’s comp and general liability insurance.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 30, 2022
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$863.3	$97.3	$—	$960.6
Royalties	7.8	0.1	—	7.9
Franchise fees and other revenues	8.5	3.4	—	11.9
Franchise and other revenues	16.3	3.5	—	19.8
Total revenues	879.6	100.8	—	980.4

Food and beverage costs	245.6	24.7	—	270.3
Restaurant labor	295.0	34.1	—	329.1
Restaurant expenses	215.2	28.7	0.2	244.1
Depreciation and amortization	35.9	3.4	2.9	42.2
General and administrative	9.5	2.3	27.4	39.2
Other (gains) and charges	5.2	0.0	0.9	6.1
Total operating costs and expenses	806.4	93.2	31.4	931.0
Operating income (loss)	73.2	7.6	(31.4)	49.4
Interest expenses	1.2	0.1	9.8	11.1
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$72.0	$7.5	$(40.8)	$38.7

	Thirteen Week Period Ended March 24, 2021
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$749.0	$64.7	$—	$813.7
Royalties	7.7	—	—	7.7
Franchise fees and other revenues	6.3	0.7	—	7.0
Franchise and other revenues	14.0	0.7	—	14.7
Total revenues	763.0	65.4	—	828.4

Food and beverage costs	198.7	15.2	—	213.9
Restaurant labor	248.7	22.1	—	270.8
Restaurant expenses	194.2	21.7	0.2	216.1
Depreciation and amortization	31.0	3.4	3.0	37.4
General and administrative	7.0	1.3	25.4	33.7
Other (gains) and charges	3.1	0.3	0.9	4.3
Total operating costs and expenses	682.7	64.0	29.5	776.2
Operating income (loss)	80.3	1.4	(29.5)	52.2
Interest expenses	1.4	—	12.7	14.1
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$79.0	$1.4	$(42.0)	$38.4

Footnote Index

	Thirty-Nine Week Period Ended March 30, 2022
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$2,428.5	$296.2	$—	$2,724.7
Royalties	25.4	0.3	—	25.7
Franchise fees and other revenues	21.5	10.7	—	32.2
Franchise and other revenues	46.9	11.0	—	57.9
Total revenues	2,475.4	307.2	—	2,782.6

Food and beverage costs	683.8	73.6	—	757.4
Restaurant labor	846.1	103.3	—	949.4
Restaurant expenses	624.8	86.8	0.5	712.1
Depreciation and amortization	104.3	10.2	8.6	123.1
General and administrative	24.7	6.2	77.9	108.8
Other (gains) and charges	10.2	0.2	6.6	17.0
Total operating costs and expenses	2,293.9	280.3	93.6	2,667.8
Operating income (loss)	181.5	26.9	(93.6)	114.8
Interest expenses	4.0	0.3	30.5	34.8
Other income, net	(0.3)	—	(0.9)	(1.2)
Income (loss) before income taxes	$177.8	$26.6	$(123.2)	$81.2

Segment assets	$2,120.7	$227.6	$110.5	$2,458.8
Segment goodwill	156.7	38.4	—	195.1
Payments for property and equipment	96.7	6.8	5.5	109.0

	Thirty-Nine Week Period Ended March 24, 2021
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$2,107.0	$181.1	$—	$2,288.1
Royalties	21.9	0.1	—	22.0
Franchise fees and other revenues	17.0	2.1	—	19.1
Franchise and other revenues	38.9	2.2	—	41.1
Total revenues	2,145.9	183.3	—	2,329.2

Food and beverage costs	563.2	43.1	—	606.3
Restaurant labor	710.3	64.3	—	774.6
Restaurant expenses	564.6	64.6	0.7	629.9
Depreciation and amortization	92.4	10.4	9.2	112.0
General and administrative	17.8	3.9	72.5	94.2
Other (gains) and charges	11.1	1.2	1.2	13.5
Total operating costs and expenses	1,959.4	187.5	83.6	2,230.5
Operating income (loss)	186.5	(4.2)	(83.6)	98.7
Interest expenses	4.2	0.1	38.8	43.1
Other income, net	(0.4)	—	(0.8)	(1.2)
Income (loss) before income taxes	$182.7	$(4.3)	$(121.6)	$56.8

Payments for property and equipment	$56.3	$1.4	$4.7	$62.4

Footnote Index
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the fair values of assets related to the 66 restaurants purchased from three former franchisees subsequent to the acquisition dates. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
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
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at March 30, 2022 and June 30, 2021, of $11.8 million and $9.6 million, respectively.
Definite Lived Assets Impairment
Definite lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During the thirteen and thirty-nine week periods ended March 30, 2022, no indicators of impairment were identified.
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions, and are categorized as Level 2. During the thirteen and thirty-nine week periods ended March 30, 2022 and March 24, 2021, no indicators of impairment were identified.
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
Related to the qualitative assessment, changes in circumstances existing at the measurement date or at other times in the future, such as declines in our market capitalization, as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry could result in an impairment loss of all or a portion of our goodwill. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2022 using a qualitative approach based on these factors and no indicators of impairment were identified. During the thirteen and thirty-nine week periods ended March 30, 2022, management concluded that no triggering event occurred.

Footnote Index
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
Chili’s Restaurant Acquisitions
In the first three quarters of fiscal 2022, we completed the acquisition of 66 Chili’s restaurants from three former franchisees. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
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
The carrying amounts and fair values of the 3.875% notes and 5.000% notes, net of unamortized debt issuance costs and discounts, are as follows:

	March 30, 2022		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.6	$301.2	$299.3	$309.0
5.000% notes	348.0	352.5	347.5	369.3
9. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021
Operating lease cost	$44.1	$41.9	$128.7	$125.6
Variable lease cost	13.9	14.6	44.1	43.5
Finance lease amortization	5.9	4.2	17.6	12.4
Finance lease interest	1.3	1.4	4.3	4.3
Short-term lease cost	0.1	0.2	0.4	0.4
Sublease income	(0.9)	(1.0)	(3.3)	(3.2)
Total lease costs, net	$64.4	$61.3	$191.8	$183.0

Footnote Index
Pre-Commencement Leases
As of the end of the third quarter of fiscal 2022, we have 18 pre-commencement leases for new Chili’s locations with undiscounted fixed payments of $25.5 million over the initial term. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Significant Changes in Leases during the Period
In the first quarter of fiscal 2022, as part of the Chili’s Mid-Atlantic Region Acquisition, we assumed 11 new real estate operating leases. At March 30, 2022, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $23.1 million, Operating lease liabilities of $0.6 million, and Long-term operating lease liabilities, less current portion of $22.7 million. The leases were recorded net of prepaid rent at the date of acquisition.
In the second quarter of fiscal 2022, as part of the Chili’s Great Lakes Region Acquisition, we assumed 26 new real estate operating leases. At March 30, 2022, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $46.6 million, Operating lease liabilities of $1.6 million, and Long-term operating lease liabilities, less current portion of $45.8 million. The leases were recorded net of purchase price accounting adjustments and prepaid rent at the date of acquisition.
In the third quarter of fiscal 2022, as part of the Chili’s Northwest Region Acquisition, we assumed 3 new real estate operating leases. At March 30, 2022, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $5.5 million, Operating lease liabilities of $0.1 million, and Long-term operating lease liabilities, less current portion of $5.4 million. The leases were recorded net of prepaid rent at the date of acquisition. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
In the third quarter of fiscal 2022, we completed lease modifications related to 25 real estate leases that were previously classified as finance leases. As a result of the modifications, the lease terms are for 20 years and the leases were reassessed as operating leases. At March 30, 2022, the balances associated with these leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $48.3 million, Operating lease liabilities of $1.0 million, and Long-term operating lease liabilities, less current portion of $47.6 million. Also, as a result of these modifications, the finance lease asset and lease liability balances decreased in the Consolidated Balance Sheets (Unaudited) including decreases to Buildings and leasehold improvements of $17.4 million, Other accrued liabilities of $2.8 million and Long-term debt and finance leases, less current installments of $15.0 million.
Restaurant Properties Sale Leaseback Transaction
In the first quarter of fiscal 2022, simultaneous with the Mid-Atlantic Region Acquisition, we completed sale leaseback transactions on six of the acquired restaurants. The properties were sold at their acquisition cost resulting in proceeds of $20.5 million with no gain or loss.
The initial terms of all leases we entered into as part of the sale leaseback transactions are for 15 years, plus renewal options at our discretion. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases are recognized on a straight-line basis over the lease terms under ASC 842. At March 30, 2022, the balances associated with these new leases in the Consolidated Balance Sheets (Unaudited) include Operating lease assets of $17.9 million, Operating lease liabilities of $0.4 million, and Long-term operating lease liabilities, less current portion of $17.6 million.

Footnote Index
10. DEBT
Long-term debt consists of the following:

	March 30, 2022	June 30, 2021
Revolving credit facility	$264.3	$171.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	97.1	121.3
Total long-term debt and finance leases	1,011.4	942.6
Less: unamortized debt issuance costs and discounts	(2.4)	(3.2)
Total long-term debt, less unamortized debt issuance costs and discounts	1,009.0	939.4
Less: current installments of long-term debt and finance leases(1)	(21.1)	(21.5)
Long-term debt and finance leases, less current installments	$987.9	$917.9
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 11 - Accrued and Other Liabilities for further details.
Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility to extend the maturity date and provide additional flexibility. In the thirty-nine week period ended March 30, 2022, net borrowings of $93.0 million were drawn on the revolving credit facility. As of March 30, 2022, $535.7 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of March 30, 2022, our interest rate was 2.250% consisting of LIBOR of 0.500% plus the applicable margin of 1.750%.
In the thirty-nine week period ended March 30, 2022, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of March 30, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2022.

Footnote Index
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	March 30, 2022	June 30, 2021
Insurance	$21.7	$21.7
Current installments of long-term debt and finance leases	21.1	21.5
Property tax	19.0	22.4
Sales tax	18.8	23.2
Interest	13.6	6.9
Utilities and services	9.3	8.4
Other(1)	21.7	13.3
	$125.2	$117.4
(1)Other primarily consists of guest deposits for Maggiano’s banquets, state income taxes payable, contingent lease liabilities related to our lease guarantees, rent-related accruals, deferred franchise and development fees, charitable donations and other various accruals. Refer to Note 14 - Contingencies for additional information about our lease guarantees.
Other liabilities consist of the following:

	March 30, 2022	June 30, 2021
Insurance	$38.6	$35.0
Deferred franchise and development fees	9.1	10.4
Unrecognized tax benefits	2.7	3.5
Deferred payroll taxes(1)	—	27.2
Other	5.3	5.9
	$55.7	$82.0
(1)Deferred payroll taxes consisted of the employer portion of certain payroll related taxes that were deferred as allowed under the CARES Act. The first installment, due on December 31, 2021, was paid during the second quarter of fiscal 2022. The second installment, due on December 31, 2022, is classified within Accrued payroll in the Consolidated Balance Sheets (Unaudited).

Footnote Index
12. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirty-nine week periods ended March 30, 2022 and March 24, 2021, respectively, were as follows:

	Thirty-Nine Week Period Ended March 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balances at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)
Net income	—	—	27.6	—	—	27.6
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	5.6	—	—	—	5.6
Purchases of treasury stock	—	0.0	—	(35.1)	—	(35.1)
Issuances of treasury stock	—	(1.3)	—	1.4	—	0.1
Balances at December 29, 2021	$7.0	$683.7	$(225.3)	$(787.6)	$(5.2)	$(327.4)
Net income	—	—	36.6	—	—	36.6
Other comprehensive income	—	—	—	—	0.4	0.4
Dividends	—	—	—	—	—	—
Stock-based compensation	—	5.3	—	—	—	5.3
Purchases of treasury stock	—	—	—	(26.1)	—	(26.1)
Issuances of treasury stock	—	(1.2)	—	1.2	—	—
Balances at March 30, 2022	$7.0	$687.8	$(188.7)	$(812.5)	$(4.8)	$(311.2)

Footnote Index

	Thirty-Nine Week Period Ended March 24, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 24, 2020	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	10.7	—	—	10.7
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.9	—	—	—	3.9
Purchases of treasury stock	—	(1.1)	—	(2.8)	—	(3.9)
Issuances of treasury stock	—	(9.0)	—	12.0	—	3.0
Balances at September 23, 2020	$7.0	$663.2	$(386.8)	$(742.6)	$(5.9)	$(465.1)
Net income	—	—	12.0	—	—	12.0
Other comprehensive income	—	—	—	—	0.5	0.5
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	3.0	—	—	—	3.0
Purchases of treasury stock	—	0.0	—	0.0	—	0.0
Issuances of treasury stock	—	1.2	—	4.3	—	5.5
Balances at December 23, 2020	$7.0	$667.4	$(374.8)	$(738.3)	$(5.4)	$(444.1)
Net income	—	—	33.9	—	—	33.9
Other comprehensive income	—	—	—	—	0.3	0.3
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.1)	—	(0.2)
Issuances of treasury stock	—	5.7	—	9.4	—	15.1
Balances at March 24, 2021	$7.0	$677.4	$(340.9)	$(729.0)	$(5.1)	$(390.6)
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
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirty-nine week period ended March 30, 2022, we repurchased 2.4 million shares of our common stock for $100.8 million, including 2.3 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of March 30, 2022, approximately $204.0 million was available under our share repurchase authorizations.

Footnote Index
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Restricted share awards
Restricted share awards granted	0.4	0.5
Weighted average fair value per share	$52.89	$40.49
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In the thirty-nine week periods ended March 30, 2022 and March 24, 2021, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Income taxes, net of (refunds)	$(11.6)	$2.8
Interest, net of amounts capitalized	23.5	30.8
Non-cash operating, investing and financing activities are as follows:

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Operating lease additions(1)	$214.7	$51.4
Finance lease additions	12.6	6.1
Accrued capital expenditures	7.6	4.3
Retirement of fully depreciated assets(2)	120.9	13.1
(1)The thirty-nine week period ended March 30, 2022 primarily included operating lease additions associated with the 66 restaurants purchased from three former franchisees and the modifications of 25 leases. Refer to Note 2 - Chili’s Restaurant Acquisitions and to Note 9 - Leases for further details.
(2)The thirty-nine week period ended March 30, 2022 included the retirement of fully depreciated assets no longer in use based on a periodic review performed during fiscal 2022.
14. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 30, 2022 and June 30, 2021, we have outstanding lease guarantees or are secondarily liable for an estimated $28.7 million and $29.2 million, respectively. These amounts represent the maximum potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2022 through fiscal 2032.

Footnote Index
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. As of March 30, 2022, we have contingent liabilities of $3.2 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited).
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 30, 2022, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 7 months.
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
Briefing of our appeal to the 11th Circuit Court of Appeals seeking to overturn the district court’s class certification orders is complete. Oral argument of the appeal is scheduled for June 8, 2022 in Jacksonville, Florida. We believe we have defenses and intend to continue defending the Litigation. As such, as of March 30, 2022, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 30, 2022 and March 24, 2021, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics™. At March 30, 2022, we owned, operated or franchised 1,650 restaurants, consisting of 1,187 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic and a National Public Health Emergency. The spread of COVID-19 has prompted changes in consumer behavior and social distancing preferences as well as dining room closures and dining room capacity restrictions mandated or encouraged by federal, state and local governments. The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates, and has resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021.
In fiscal 2022, we have experienced limited product shortages and service disruptions in our supply chain, limited availability of labor to operate our restaurants due to a tight labor market, and an increase in employee turnover. It is possible that supply chain and labor shortages or disruptions could continue or increase in future periods if demand for goods, transportation and labor remains high.
The future impact of the COVID-19 pandemic cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus, the availability, acceptance and efficacy of preventative vaccines, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently. We will continue to closely monitor and adapt to the evolving situation.
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
Guest Engagement Through Technology - We have invested in our technology and off-premise options as more guests are opting for To-Go and delivery. Chili’s partnerships with delivery service providers have been instrumental in growing our off-premise business and offering our guests continued service during the COVID-19 pandemic. We leveraged technology so that delivery service provider orders are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices provide functionality for guests to pay at the table, to order or re-order, to engage in digital entertainment, to provide guest feedback and to interact with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for these guests based on their purchase behavior, and we continue to shift more of our overall marketing spend to these customized channels and promotions. We believe this strategy gives us a sustained competitive advantage over independent restaurants and the majority of our competitors.
Chili’s - Chili’s strategy is to differentiate from our competitors with a flexible platform of value offerings at both lunch and dinner and to connect with our guests through our My Chili’s Rewards loyalty program. We are committed to offering consistent, quality products at a price point that is compelling to our guests. Our value platforms allow guests to mix and match select menu items at a discounted price as part of the every-day base menu. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
Chili’s off-premise dining options, including our virtual brands, are also a critical part of our strategy. In the thirty-nine week period ended March 30, 2022, Chili’s off-premise sales, including both To-go and delivery, were approximately 35% of Company sales, with approximately 52% coming from To-Go and 48% from delivery. In the thirty-nine week period ended March 24, 2021, Chili’s off-premise sales, including both To-go and delivery, were approximately 45% of Company sales, with approximately 59% coming from To-Go and 41% from delivery. We regularly evaluate our processes and menu at Chili’s to identify opportunities where we can improve our service quality and food. We continually focus on guest satisfaction by improving our operational execution and standards.
Maggiano’s - At Maggiano’s, we believe our focus on operating fundamentals and technology provide the foundation for future efficiencies and growth. For example, Maggiano’s partnerships with delivery service providers make third party delivery more sustainable and efficient for the brand to operate. In addition, our guests have the ability to order delivery directly through the Maggiano’s website. During the pandemic, Maggiano’s has leveraged off-premise dining options to sustain revenues. Maggiano’s historically hosts a significant portion of its banquets in the holiday season during the second and third quarters of the fiscal year.
Virtual Brands - We are investing in virtual brands, restaurant-like menu offerings that are only available for purchase digitally, to drive restaurant traffic and sales growth at both Chili’s and Maggiano’s. We expect that our virtual brands will enable us to capitalize on the growth in off-premise dining and to leverage excess kitchen capacity in our existing restaurant infrastructure, while adding minimal complexity in our restaurants’ kitchens.
It’s Just Wings, launched on June 23, 2020, is an offering consisting of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items from the full menu of Maggiano’s Little Italy including several appetizers, salads, pastas, entrées, mac & cheese and hand pies.
These brands are available for purchase through our third party service providers including DoorDash, UberEats, Google Food Ordering and the brand-specific websites itsjustwings.com and maggianosclassics.com. The operating results for the virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders. We plan to continue to test and strategically launch additional virtual brands in the future to further drive our growth.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening ten restaurants and entering into two new development agreement for the thirty-nine week period ended March 30, 2022. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.

Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 30, 2022 and March 24, 2021, respectively, total full year projected openings in fiscal 2022 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 30, 2022	March 24, 2021	March 30, 2022	March 24, 2021	Fiscal 2022	March 30, 2022	March 24, 2021
Company-owned restaurants
Chili’s domestic	1	2	3	6	5	1,130	1,063
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	52	52
Total Company-owned	1	2	3	6	5	1,187	1,120
Franchise restaurants
Chili’s domestic	—	2	1	3	1	103	172
Chili’s international	1	2	9	6	13-15	358	363
Maggiano’s domestic	—	—	—	1	—	2	2
Total franchise	1	4	10	10	14-16	463	537
Total restaurants
Chili’s domestic	1	4	4	9	6	1,233	1,235
Chili’s international	1	2	9	6	13-15	363	368
Maggiano’s domestic	—	—	—	1	—	54	54
Total	2	6	13	16	19-21	1,650	1,657
During the thirty-nine week period ended March 30, 2022, we acquired 66 Chili’s restaurants previously owned by three former franchisees. The acquisition of these restaurants is not reflected in Openings during the thirty-nine week period ended March 30, 2022 or Full Year Projected Openings total as they are existing restaurant locations transitioning ownership. These acquired restaurants are included in Total Open Restaurants at March 30, 2022 within the total for Company-owned restaurants Chili’s domestic.
At March 30, 2022, we own property for 52 of the 1,187 Company-owned restaurants. The net book values associated with these restaurants included land of $43.4 million and buildings of $15.7 million.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 30, 2022 compared to March 24, 2021
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our virtual brands.
•Franchise and other revenues include royalties, gift card breakage, delivery income, Maggiano’s banquet service charge income, digital entertainment revenue, franchise advertising fees, franchise and development fees, gift card equalization and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 24, 2021	$763.0	$65.4	$828.4
Change from:
Comparable restaurant sales	73.0	32.6	105.6
Restaurant acquisitions(1)	38.1	—	38.1
Restaurant openings	2.8	—	2.8
Restaurant closures(2)	0.4	—	0.4
Company sales	114.3	32.6	146.9
Royalties(3)	0.1	0.1	0.2
Franchise fees and other revenues	2.2	2.7	4.9
Franchise and other revenues	2.3	2.8	5.1
Thirteen Week Period Ended March 30, 2022	$879.6	$100.8	$980.4

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 24, 2021	$2,145.9	$183.3	$2,329.2
Change from:
Comparable restaurant sales	239.2	115.1	354.3
Restaurant acquisitions(1)	69.2	—	69.2
Restaurant openings	11.4	—	11.4
Restaurant closures(2)	1.2	—	1.2
Restaurant relocations	0.5	—	0.5
Company sales	321.5	115.1	436.6
Royalties(3)	3.5	0.2	3.7
Franchise fees and other revenues	4.5	8.6	13.1
Franchise and other revenues	8.0	8.8	16.8
Thirty-Nine Week Period Ended March 30, 2022	$2,475.4	$307.2	$2,782.6
(1)We acquired 23 Chili’s restaurants on September 2, 2021, 37 Chili’s restaurants on October 31, 2021 and six Chili’s restaurants on February 1, 2022 from three franchisees. The revenues generated by these restaurants since the date of the acquisitions are included in Company sales for the thirteen and thirty-nine week periods ended March 30, 2022.
(2)Restaurant closures primarily represents the increase in Company sales in fiscal 2022 related to restaurants temporarily closed in fiscal 2021 due to the pandemic.
(3)Our franchisees generated sales of approximately $192.3 million and $609.7 million for the thirteen and thirty-nine week periods ended March 30, 2022 compared to $190.8 million and $543.7 million in sales for the thirteen and thirty-nine week periods ended March 24, 2021.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 30, 2022 compared to March 24, 2021:

	Percentage Change in the Thirteen Week Period Ended March 30, 2022 versus March 24, 2021
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	13.5%	4.3%	5.7%	3.5%	6.2%
Chili’s	10.3%	4.3%	3.9%	2.1%	6.5%
Maggiano’s	50.5%	4.8%	16.8%	28.9%	0.0%
Franchise(4)	20.3%
U.S.	9.0%
International	28.4%
Chili’s domestic(5)	9.9%
Maggiano’s domestic(5)	50.7%
System-wide(6)	14.5%

	Percentage Change in the Thirty-Nine Week Period Ended March 30, 2022 versus March 24, 2021
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	16.0%	2.4%	6.0%	7.6%	6.1%
Chili’s	11.9%	2.5%	3.6%	5.8%	6.4%
Maggiano’s	63.7%	1.8%	21.5%	40.4%	0.0%
Franchise(4)	20.3%
U.S.	11.2%
International	29.5%
Chili’s domestic(5)	11.7%
Maggiano’s domestic(5)	63.7%
System-wide(6)	16.6%
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
(3)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year, including the effect of the acquisition of 23 Chili’s restaurants in the first quarter of fiscal 2022, 37 Chili’s restaurants in the second quarter of fiscal 2022 and six Chili’s restaurants in the third quarter of fiscal 2022.
(4)Chili’s and Maggiano’s franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Franchise Comparable Restaurant Sales provides investors relevant information regarding total brand performance.
(5)Chili’s and Maggiano’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s and Maggiano’s restaurants in the United States. Beginning in the third quarter of fiscal 2022, the Maggiano’s franchise restaurant has been in operation for more than 18 months and is therefore included in the calculation of Comparable Restaurant Sales.

(6)System-wide Comparable Restaurant Sales are derived from sales generated by Chili’s and Maggiano’s Company-owned and franchise-operated restaurants.
Costs and Expenses
Thirteen Week Period Ended March 30, 2022 compared to March 24, 2021
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$270.3	28.1%	$213.9	26.3%	$(56.4)	(1.8)%
Restaurant labor	329.1	34.3%	270.8	33.3%	(58.3)	(1.0)%
Restaurant expenses	244.1	25.4%	216.1	26.5%	(28.0)	1.1%
Depreciation and amortization	42.2		37.4		(4.8)
General and administrative	39.2		33.7		(5.5)
Other (gains) and charges	6.1		4.3		(1.8)
Interest expenses	11.1		14.1		3.0
Other income, net	(0.4)		(0.3)		0.1
As a percentage of Company sales:
•Food and beverage costs increased 1.8%, including 2.9% of higher meat, poultry and other commodity costs due to supply chain constraints and inflationary pressures, partially offset by 1.1% of increased menu pricing.
•Restaurant labor increased 1.0%, including 2.0% of higher hourly labor expenses due to increased wage rates, training and overtime, 0.8% of higher manager expenses for merit increases and manager training due to greater than normal manager turnover, partially offset by 1.3% of sales leverage and 0.5% of lower other labor expenses.
•Restaurant expenses decreased 1.1%, including 2.2% of sales leverage and 0.5% of lower delivery fee expenses due to changes in sales channel mix, partially offset by 0.4% of higher utilities, 0.3% of higher supervision costs, 0.3% of higher repairs and maintenance expenses, 0.2% of higher workers’ compensation and general liability expenses and 0.4% of higher other restaurant expenses.
Depreciation and amortization increased $4.8 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 24, 2021	$37.4
Change from:
Additions for new and existing restaurant assets	5.7
Acquisition of Chili’s restaurants(1)	2.0
Finance leases	1.5
Corporate assets	0.6
Retirements and fully depreciated restaurant assets	(5.0)
Thirteen Week Period Ended March 30, 2022	$42.2
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 66 Chili’s restaurants acquired in the first three quarters of fiscal 2022.

General and administrative expenses increased $5.5 million as follows:

General and Administrative
Thirteen Week Period Ended March 24, 2021	$33.7
Change from:
Recruiting	1.1
Defined contribution plan employer expenses	1.0
Payroll-related expenses	1.0
Professional fees	0.6
Stock-based compensation	0.5
Travel and entertainment expenses	0.5
Performance-based compensation	0.3
Other	0.5
Thirteen Week Period Ended March 30, 2022	$39.2
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 30, 2022	March 24, 2021
Restaurant closure charges	$1.2	$0.3
Remodel-related costs	0.9	0.9
COVID-19 related charges	0.7	0.9
Enterprise system implementation costs	0.5	—
Acquisition-related costs, net	0.6	—
Loss from natural disasters, net of (insurance recoveries)	—	1.8
Other	2.2	0.4
	$6.1	$4.3
Interest expenses decreased $3.0 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.

Thirty-Nine Week Period Ended March 30, 2022 compared to March 24, 2021
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$757.4	27.8%	$606.3	26.5%	$(151.1)	(1.3)%
Restaurant labor	949.4	34.9%	774.6	33.9%	(174.8)	(1.0)%
Restaurant expenses	712.1	26.1%	629.9	27.5%	(82.2)	1.4%
Depreciation and amortization	123.1		112.0		(11.1)
General and administrative	108.8		94.2		(14.6)
Other (gains) and charges	17.0		13.5		(3.5)
Interest expenses	34.8		43.1		8.3
Other income, net	(1.2)		(1.2)		—
As a percentage of Company sales:
•Food and beverage costs increased 1.3%, including 2.0% of higher poultry, meat and other commodity costs due to supply chain constraints and inflationary pressures, partially offset by 0.7% of favorable menu pricing.
•Restaurant labor increased 1.0%, including 1.9% of higher hourly restaurant labor costs primarily including wage rates, training and overtime and 0.8% of higher manager salaries and training resulting from merit increases and greater than normal manager turnover, partially offset by 1.6% of sales leverage and 0.1% of lower other restaurant labor expenses.
•Restaurant expenses decreased 1.4%, driven by 2.7% of sales leverage and 0.6% of lower delivery fee expenses due to changes in sales channel mix, partially offset by 0.7% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.2% of higher supervision costs, 0.2% of higher workers’ compensation and general liability expenses, 0.2% of higher advertising expenses and 0.2% of higher other restaurant expenses.
Depreciation and amortization increased $11.1 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 24, 2021	$112.0
Change from:
Additions for existing and new restaurant assets	14.6
Finance leases	4.8
Acquisition of Chili’s restaurants(1)	3.7
Corporate assets	1.4
Retirements and fully depreciated restaurant assets	(13.6)
Other	0.2
Thirty-Nine Week Period Ended March 30, 2022	$123.1
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 66 Chili’s restaurants acquired in the first three quarters of fiscal 2022.

General and administrative expenses increased $14.6 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 24, 2021	$94.2
Change from:
Defined contribution plan employer expenses(1)	6.6
Payroll-related expenses	3.0
Stock-based compensation	2.9
Professional fees	2.9
Recruiting	2.1
Travel and entertainment expenses	1.3
Performance-based compensation	(5.9)
Other	1.7
Thirty-Nine Week Period Ended March 30, 2022	$108.8
(1)Defined contribution plan employer expenses increased due to the reinstatement of employer matching contributions related to the Company’s 401(k) plan that were temporarily suspended from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Remodel-related costs	$4.0	$1.8
Lease contingencies	2.9	—
Restaurant closure charges	1.7	2.2
Acquisition-related costs, net	1.5	—
Enterprise system implementation costs	1.4	—
Loss from natural disasters, net of (insurance recoveries)	0.8	2.0
COVID-19 related charges	0.2	3.1
Restaurant impairment charges	—	2.5
Other	4.5	1.9
	$17.0	$13.5
Interest expenses decreased $8.3 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.
Income Taxes

	Thirteen Week Periods Ended			Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021	Favorable / (Unfavorable)	March 30, 2022	March 24, 2021	Favorable / (Unfavorable) Variance
Effective income tax rate	5.4%	11.7%	6.3%	4.7%	0.4%	(4.3)%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 30, 2022 and March 24, 2021.
The effective income tax rate in the thirteen week period ended March 30, 2022 decreased compared to the thirteen week period ended March 24, 2021 primarily due to the more favorable impact from the FICA tip tax credit, partially offset by the reduced favorable impact from the excess tax benefits associated with stock-based compensation.
The effective income tax rate in the thirty-nine week period ended March 30, 2022 increased compared to the thirty-nine week period ended March 24, 2021 primarily due to the reduced favorable impact from the FICA tip tax credit and the excess tax benefits associated with stock-based compensation.
Segment Results
Chili’s Segment
Thirteen Week Period Ended March 30, 2022 compared to March 24, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 30, 2022	March 24, 2021
Company sales	$863.3	$749.0	$114.3	15.3%
Royalties	7.8	7.7	0.1	1.3%
Franchise fees and other revenues	8.5	6.3	2.2	34.9%
Franchise and other revenues	16.3	14.0	2.3	16.4%
Total revenues	$879.6	$763.0	$116.6	15.3%
Chili’s Total revenues increased by 15.3% primarily due to dining room sales growth from higher traffic, price increases, favorable mix, the acquisition of 66 Chili’s restaurants from three former franchisees and five new restaurant openings, partially offset by decreased To-Go sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$245.6	28.4%	$198.7	26.6%	$(46.9)	(1.8)%
Restaurant labor	295.0	34.2%	248.7	33.2%	(46.3)	(1.0)%
Restaurant expenses	215.2	24.9%	194.2	25.9%	(21.0)	1.0%
Depreciation and amortization	35.9		31.0		(4.9)
General and administrative	9.5		7.0		(2.5)
Other (gains) and charges	5.2		3.1		(2.1)
As a percentage of Company sales
•Chili’s Food and beverage costs increased 1.8%, including 3.0% of higher meat, poultry and other commodity costs due to supply chain constraints and inflationary pressures, partially offset by 1.2% of increased menu pricing.
•Chili’s Restaurant labor increased 1.0%, including 1.8% of restaurant labor costs including wage rates, training and overtime, 0.7% of higher manager salaries and training due to merit increases and greater than normal manager turnover and 0.1% of higher other labor expenses, partially offset by 1.1% of sales leverage and 0.5% of lower manager bonus expenses.
•Chili’s Restaurant expenses decreased 1.0%, including 2.6% of sales leverage and 0.4% of lower delivery fee expenses due to changes in sales channel mix, partially offset by 0.7% of higher utilities expenses, 0.5% of higher rent expenses, 0.5% of higher repairs and maintenance expenses and 0.3% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $4.9 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 24, 2021	$31.0
Change from:
Additions for new and existing restaurant assets	5.3
Acquisition of Chili’s restaurants(1)	2.0
Finance leases	1.4
Retirements and fully depreciated restaurant assets	(3.8)
Thirteen Week Period Ended March 30, 2022	$35.9
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 66 Chili’s restaurants acquired in the first three quarters of fiscal 2022.
Chili’s General and administrative increased $2.5 million as follows:

General and Administrative
Thirteen Week Period Ended March 24, 2021	$7.0
Change from:
Recruiting	1.0
Defined contribution plan employer expenses	0.6
Payroll-related expenses	0.4
Performance-based compensation	0.1
Other	0.4
Thirteen Week Period Ended March 30, 2022	$9.5
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 30, 2022	March 24, 2021
Restaurant closure charges	$1.2	$0.3
Remodel-related costs	0.9	0.9
Acquisition of franchise restaurants-related costs	0.6	—
COVID-19 related charges	0.5	0.8
Loss from natural disasters, net of (insurance recoveries)	—	1.1
Other	2.0	—
	$5.2	$3.1

Thirty-Nine Week Period Ended March 30, 2022 compared to March 24, 2021

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 30, 2022	March 24, 2021
Company sales	$2,428.5	$2,107.0	$321.5	15.3%
Royalties	25.4	21.9	3.5	16.0%
Franchise fees and other revenues	21.5	17.0	4.5	26.5%
Franchise and other revenues	46.9	38.9	8.0	20.6%
Total revenues	$2,475.4	$2,145.9	$329.5	15.4%
Chili’s Total revenues increased 15.4% primarily due to dining room sales growth from higher traffic, favorable mix, price increases, the acquisition of 66 Chili’s restaurants from three former franchisees and five new restaurant openings, partially offset by decreased To-Go sales. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$683.8	28.2%	$563.2	26.7%	$(120.6)	(1.5)%
Restaurant labor	846.1	34.8%	710.3	33.7%	(135.8)	(1.1)%
Restaurant expenses	624.8	25.7%	564.6	26.8%	(60.2)	1.1%
Depreciation and amortization	104.3		92.4		(11.9)
General and administrative	24.7		17.8		(6.9)
Other (gains) and charges	10.2		11.1		0.9
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 1.5%, including 2.1% of higher poultry, meat and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.6% of increased menu pricing.
•Chili’s Restaurant labor increased 1.1%, including 2.0% of higher restaurant hourly labor costs primarily including wage rates, training and overtime and 0.7% of higher manager salaries and training due to merit increases and greater than normal manager turnover, partially offset by 1.2% of sales leverage and 0.4% of lower manager bonus expenses.
•Chili’s Restaurant expenses decreased 1.1%, including 2.1% of sales leverage and 0.6% of lower delivery fee expenses due to changes in sales channel mix, partially offset by 0.5% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.4% of higher rent expenses and 0.3% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $11.9 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 24, 2021	$92.4
Change from:
Additions for existing and new restaurant assets	13.9
Finance leases	4.5
Acquisition of Chili’s restaurants(1)	3.7
Retirements and fully depreciated restaurant assets	(10.3)
Other	0.1
Thirty-Nine Week Period Ended March 30, 2022	$104.3
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 66 Chili’s restaurants acquired in the first three quarters of fiscal 2022.
Chili’s General and administrative increased $6.9 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 24, 2021	$17.8
Change from:
Defined contribution plan employer expenses(1)	4.9
Recruiting	1.5
Travel and entertainment expenses	0.6
Payroll-related expenses	0.5
Stock-based compensation	0.5
Performance-based compensation	(1.6)
Other	0.5
Thirty-Nine Week Period Ended March 30, 2022	$24.7
(1)Defined contribution plan employer expenses increased due to the reinstatement of employer matching contributions related to the Company’s 401(k) plan from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 4 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 30, 2022	March 24, 2021
Remodel-related costs	$3.9	$1.8
Restaurant closure charges	1.7	2.1
Acquisition of franchise restaurants-related costs	1.5	—
Loss from natural disasters, net of (insurance recoveries)	0.8	1.3
Restaurant impairment charges	—	2.1
COVID-19 related charges	—	2.9
Other	2.3	0.9
	$10.2	$11.1

Maggiano’s Segment
Thirteen Week Period Ended March 30, 2022 compared to March 24, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 30, 2022	March 24, 2021
Company sales	$97.3	$64.7	$32.6	50.4%
Royalties	0.1	0.0	0.1	100.0%
Franchise fees and other revenues	3.4	0.7	2.7	385.7%
Franchise and other revenues	3.5	0.7	2.8	400.0%
Total revenues	$100.8	$65.4	$35.4	54.1%
Maggiano’s Total revenues increased 54.1% primarily due to higher dining and banquet room sales and traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$24.7	25.4%	$15.2	23.5%	$(9.5)	(1.9)%
Restaurant labor	34.1	35.0%	22.1	34.2%	(12.0)	(0.8)%
Restaurant expenses	28.7	29.5%	21.7	33.5%	(7.0)	4.0%
Depreciation and amortization	3.4		3.4		—
General and administrative	2.3		1.3		(1.0)
Other (gains) and charges	0.0		0.3		0.3
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.9%, including 2.7% of higher seafood, dairy and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.7% of increased menu pricing and 0.1% of favorable menu item mix.
•Maggiano’s Restaurant labor increased 0.8%, including 4.2% of higher restaurant hourly labor costs primarily including wage rates, training and overtime, 1.5% of higher manager salaries and training and 0.5% of higher manager bonus expenses, partially offset by 5.0% of sales leverage and 0.4% of lower other labor expense.
•Maggiano’s Restaurant expenses decreased 4.0%, driven by 9.8% of sales leverage, partially offset by higher expenses including 1.8% of repairs and maintenance expenses, 1.7% of supervision expenses, 1.0% of advertising expenses, 0.7% of higher rent expenses, 0.4% of credit card fees and 0.2% of other restaurant expenses.

Thirty-Nine Week Period Ended March 30, 2022 compared to March 24, 2021

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 30, 2022	March 24, 2021
Company sales	$296.2	$181.1	$115.1	63.6%
Royalties	0.3	0.1	0.2	200.0%
Franchise fees and other revenues	10.7	2.1	8.6	409.5%
Franchise and other revenues	11.0	2.2	8.8	400.0%
Total revenues	$307.2	$183.3	$123.9	67.6%
Maggiano’s Total revenues increased 67.6% primarily due to higher dining and banquet room sales and traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 30, 2022		March 24, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$73.6	24.8%	$43.1	23.8%	$(30.5)	(1.0)%
Restaurant labor	103.3	34.9%	64.3	35.5%	(39.0)	0.6%
Restaurant expenses	86.8	29.3%	64.6	35.7%	(22.2)	6.4%
Depreciation and amortization	10.2		10.4		0.2
General and administrative	6.2		3.9		(2.3)
Other (gains) and charges	0.2		1.2		1.0
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.0%, including 1.5% of higher seafood and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.3% of increased menu pricing and 0.2% of favorable menu item mix.
•Maggiano’s Restaurant labor decreased 0.6%, including 6.1% of sales leverage and 0.3% of lower other labor expenses, partially offset by 3.3% of higher restaurant hourly labor costs primarily including wage rates, training and overtime, 1.3% of higher manager salaries and training and 1.2% of higher manager bonus expenses.
•Maggiano’s Restaurant expenses decreased 6.4%, driven by 11.7% of sales leverage, partially offset by higher expenses including 1.7% of repairs and maintenance expenses, 1.5% of supervision expenses, 1.2% of higher advertising expenses, 0.7% of higher utilities and 0.2% of other restaurant expenses.
Liquidity and Capital Resources
COVID-19 Impact on Liquidity
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures, such as remodels, maintaining existing restaurants and constructing new restaurants, to pay dividends or repurchase shares of our common stock when authorized. Our strategic decision to enhance our off-premise business has enabled us to conveniently serve a significantly higher volume of off-premise guests during this pandemic compared to other industry competitors.
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
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 30, 2022	March 24, 2021
Net cash provided by operating activities	$211.6	$268.6	$(57.0)
Net cash provided by operating activities decreased primarily due to the repayment of the first installment of $27.2 million of payroll taxes that were previously deferred under the CARES Act, as well as an increase in payments of performance based compensation and bonuses in the current year, partially offset by improved operating performance in the first three quarters of fiscal 2022 compared to the prior year and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 30, 2022	March 24, 2021
Cash flows from investing activities
Payments for property and equipment	$(109.0)	$(62.4)	$(46.6)
Payments for franchise restaurant acquisitions	(106.0)	—	(106.0)
Proceeds from sale leaseback transactions, net of related expenses	20.5	—	20.5
Proceeds from note receivable	1.0	1.5	(0.5)
Proceeds from sale of assets	0.1	1.6	(1.5)
Net cash used in investing activities	$(193.4)	$(59.3)	$(134.1)
Net cash used in investing activities increased primarily due to $106.0 million of cash consideration paid for the purchase of 66 Chili’s restaurants from three franchisees, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants. Additionally, capital expenditures increased in fiscal 2022 primarily for equipment purchases and an increase in the pace of the Chili’s remodel initiative.

Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 30, 2022	March 24, 2021
Cash flows from financing activities
Borrowings on revolving credit facility	$595.5	$28.4	$567.1
Payments on revolving credit facility	(502.5)	(210.0)	(292.5)
Purchases of treasury stock	(100.8)	(4.1)	(96.7)
Payments on long-term debt	(17.6)	(14.3)	(3.3)
Payments for debt issuance costs	(3.1)	(2.2)	(0.9)
Payments of dividends	(1.1)	(1.5)	0.4
Proceeds from issuance of treasury stock	0.4	14.1	(13.7)
Net cash used in financing activities	$(29.2)	$(189.6)	$160.4
Net cash used in financing activities decreased primarily due to $93.0 million of net borrowing activity in fiscal 2022 compared to $181.6 million of net repayment activity in fiscal 2021 on the revolving credit facility, partially offset by an increase in share repurchases following the reinstatement of the share repurchase program in August 2021.
Revolving Credit Facility
On August 18, 2021, we revised our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility. Net borrowings of $93.0 million were drawn during the thirty-nine week period ended March 30, 2022 on the revolving credit facility. As of March 30, 2022, $535.7 million of credit was available under the new revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of March 30, 2022, our interest rate was 2.250% consisting of LIBOR of 0.500% plus the applicable margin of 1.750%. In the thirty-nine week period ended March 30, 2022, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets (Unaudited).
As of March 30, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt for further information about our notes and revolving credit facility.
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
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirty-nine week period ended March 30, 2022, we repurchased 2.4 million shares of our common stock for $100.8 million, including 2.3 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of March 30, 2022, approximately $204.0 million was available under our share repurchase authorizations.

Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to the liquidity needs created by the COVID-19 pandemic. In the thirty-nine week periods ended March 30, 2022 and March 24, 2021, dividends paid were solely related to the previously accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended March 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the thirteen week period ended March 30, 2022, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million.
During the thirteen week period ended March 30, 2022, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
December 30, 2021 through February 2, 2022	0.0	$38.07	—	$230.0
February 3, 2022 through March 2, 2022	0.0	38.64	—	230.0
March 3, 2022 through March 30, 2022	0.8	33.57	0.8	204.0
Total	0.8	33.60	0.8
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 30, 2022, 4,989 shares were tendered by team members at an average price of $38.13.
(2)The final amount shown is as of March 30, 2022.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Wyman T. Roberts, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 30, 2022 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: May 4, 2022	By:	/S/ WYMAN T. ROBERTS
Wyman T. Roberts,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: May 4, 2022	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)