Form 10-K
period 2022-06-29
BRINKER INTERNATIONAL, INC
filed 2022-08-26
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,611,387,465
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 19, 2022
Common Stock, $0.10 par value	43,891,585 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating for our 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BRINKER INTERNATIONAL, INC.
Annual Report on Form 10-K

INTRODUCTION
Forward-Looking Statements
Information and statements contained in this Form 10-K, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “plans,” “intends,” “projects,” “continues” and other similar expressions that convey uncertainty about future events or outcomes.
All forward-looking statements are made only based on our current plans and expectations as of the date such statements are made, and we undertake no obligation to update forward-looking statements to reflect events or circumstances arising after the date such statements are made. Forward-looking statements are neither predictions nor guarantees of future events or performance and are subject to risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; the impact of the COVID-19 pandemic, the crisis in Ukraine and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our and our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; adverse weather conditions; terrorist acts; health epidemics or pandemics (such as COVID-19); and tax reform; as well as the risks and uncertainties described in Part I, Item 1A. Risk Factors and uncertainties that generally apply to all businesses.
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
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as certain virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.

References to “fiscal” or “fiscal year” are to the fiscal year ended of the applicable year. For example, fiscal 2022 refers to the fiscal year ended June 29, 2022.
Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 47 years and enjoys a global presence with restaurants in the United States, 28 countries and two United States territories. Whether domestic or international, Company-owned or franchised, Chili’s is dedicated to delivering fresh and high-quality food with value-centric offerings such as 3 for Me, as well as dining experiences that make guests feel special.
Historically, the menu featured bold, kicked-up American favorites and Chili’s has built a reputation for big mouth burgers, full-on sizzling fajitas, baby back ribs and hand-shaken margaritas. In recent years, our culinary innovations have focused on these core food offerings. We believe our shift in focusing on a few core equities on our menu, our fun laid-back Chilihead culture, and our strong hospitality standards that prioritize making our guests feel special have allowed Chili’s to differentiate its high-quality food and service from other casual dining restaurants.
In addition, Chili’s has focused on a seamless digital experience as our guests’ preferences and expectations around dining convenience have evolved in recent years. Investments in our technology and off-premise options have enabled us to provide a faster, more convenient dine-in experience and to offer more To-Go and delivery options for our guests. Our To-Go menu is now available through the Chili’s mobile app, chilis.com, our delivery partners DoorDash, Uber Eats and Grubhub, Google Food Ordering or by calling the restaurant directly.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices provide functionality for guests to pay at the table, order or re-order, engage in digital entertainment, provide guest feedback and interact with our My Chili’s Rewards program. Our My Chili’s Rewards® program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for our guests based on their purchase behavior.
In fiscal 2022, entrée selections at our Company-owned restaurants ranged in menu price from $8.00 to $21.63. Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2022 was $3.2 million, and the average revenue per meal, including alcoholic beverages, was approximately $16.37 per guest. Food and non-alcoholic beverage sales accounted for 89.8% and 90.7% of Chili’s Company sales in fiscal 2022 and 2021, respectively, with alcoholic beverage sales accounting for the remainder.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, polished casual restaurant brand offering Italian-American cuisine. With a passion for making people feel special, the brand is known for catering to special occasions and large parties. Each Maggiano’s location is uniquely designed and features open dining rooms with fresh flowers, warm carpets and soft lighting. Most locations feature designated banquet facilities and all offer catering for large parties at homes or local businesses. Our full carryout menu is also available for pick up or delivered through third-party delivery providers. Each Maggiano’s has an executive chef preparing authentic recipes from scratch ingredients. Dishes are served in abundant portions both à la carte and family style. We offer a full range of lunch and dinner options, complimented by a premium wine list and handcrafted cocktails.
In fiscal 2022, entrée selections ranged in menu price from $8.99 to $42.99. Our average annual sales per Maggiano’s restaurant in fiscal 2022 was $8.1 million, and the average revenue per meal, including alcoholic beverages, was approximately $29.40 per guest. Sales from events at our banquet facilities made up 12.5% and 4.8% of Maggiano’s Company sales in fiscal 2022 and 2021, respectively. Food and non-alcoholic beverage sales accounted for 87.0% and 89.2% of Maggiano’s Company sales for fiscal 2022 and fiscal 2021, respectively, with alcoholic beverage sales accounting for the remainder.

Virtual Brands
We have invested in virtual brands, restaurant-like menu offerings that are only available for purchase digitally, to drive restaurant traffic and sales growth. Our virtual brands have enabled us to capitalize on the growth in off-premise dining and to leverage excess kitchen capacity in our existing restaurant infrastructure, while adding minimal complexity in our restaurants’ kitchens.
It’s Just Wings, launched on June 23, 2020, and is a no-frills offering that consists of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items inspired by the menu at Maggiano’s Little Italy, including several appetizers, salads, pastas, entrées and hand pies.
These brands are available for purchase through our third-party service providers including DoorDash, Google Food Ordering, Uber Eats, as well as the brand specific websites, itsjustwings.com and maggianosclassics.com. The operating results for virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders.
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
Our primary strategy is to make our guests feel special through great food and quality service so that they return to our restaurants. We differentiate Chili’s from our competitors with a flexible platform of value offerings at both lunch and dinner and are committed to offering consistent, quality products at a price point that is compelling to our guests. We discontinued the 3 for $10.99 platform and replaced it with 3 for Me, a flexible value bundle providing guests an unbeatable everyday value, while allowing us to be more flexible in terms of pricing, in light of the inflationary challenges. Guests can order customized meals inclusive of a non-alcoholic drink, appetizer and entrée starting at just $10.99. The bundle can be augmented with a premium appetizer, dessert, or alcoholic beverage, each for just $2.49 extra. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
We have also invested in our technology and off-premise options as more guests are opting for To-Go and delivery. From the beginning of fiscal 2020 to the end of fiscal 2022, Chili’s off-premise business has grown by 51%. Chili’s partnership with DoorDash was instrumental in offering our guests continued service during the COVID-19 pandemic. During fiscal 2022, we expanded partnerships with third-party delivery companies, and by the end of the year Chili’s, Maggiano’s, and It’s Just Wings brands were available on DoorDash, Uber Eats, and Grubhub. Orders to these third-party delivery companies are sent directly into our point-of-sale system, creating efficiencies and a system that allows us to better serve our guests. In addition, Maggiano’s Italian Classics is now available to order through DoorDash and Uber Eats at over 800 Chili’s restaurants. We believe that guests will continue to prefer more convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
Company Development
During fiscal 2022, we continued the expansion of our restaurant brands domestically through new Company-owned restaurants in strategically desirable markets. We concentrate on the development of certain identified markets that are most likely to improve our competitive position and achieve the desired level of marketing potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports and universities) that can adequately support our restaurant brands. For smaller market areas, we have developed a smaller Chili’s building prototype that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.

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
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and team member recruitment and training. The temporary shutdown of development activities during the COVID-19 pandemic negatively impacted the 2022 opening count. However, in fiscal 2023, we will resume development activities at a higher scale. The following table illustrates the Company-owned restaurants opened during fiscal 2022 and the projected openings for fiscal 2023. The fiscal 2023 projected openings remain subject to change:

	Fiscal 2022	Fiscal 2023
	Fiscal Year Openings	Projected Openings
Company-owned restaurants
Chili’s domestic	5	18
Chili’s international	—	—
Maggiano’s domestic	—	—
Total Company-owned new openings	5	18

Company-owned relocations
Chili’s domestic	—	1
We periodically re-evaluate Company-owned restaurant sites to monitor that their attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating, and marketing enhancements unique to each restaurant’s situation. In some cases, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as cash flow and area demographic trends, do not support relocation.
During fiscal 2022, excluding temporary closures, we permanently closed six Company-owned Chili’s restaurants that were performing below our standards and were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.

Franchise Development
We also pursue expansion through the development of our franchisees. The following table illustrates the franchise-operated restaurants opened during fiscal 2022 and the projected openings for fiscal 2023. The fiscal 2023 projected openings remain subject to change based on the extent and duration of the COVID-19 pandemic:

	Fiscal 2022	Fiscal 2023
	Fiscal Year Openings	Projected Openings
Franchise-operated restaurants
Chili’s domestic	2	1-3
Chili’s international	12	16-20
Maggiano’s domestic	—	—
Total openings	14	17-23
The following table illustrates the percentages of franchise-operated restaurants out of the total Company-owned and franchise-operated restaurants as of June 29, 2022, by restaurant brand:

	Percentage of Franchise-Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Brinker	8%	99%	28%
Chili’s	8%	99%	29%
Maggiano’s	4%	—%	4%
(1)Domestic franchise-operated restaurants as a percentage of total domestic restaurants.
(2)International franchise-operated restaurants as a percentage of total international restaurants.
(3)Franchise-operated restaurants (domestic and international) as a percentage of total system-wide restaurants.
International Franchises
Our international growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 29, 2022, we have 15 active development arrangements. During fiscal 2022, we opened 12 new locations, and entered into two new arrangements, both with existing franchise partners. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide for development fees and initial franchise fee revenues in addition to subsequent royalty fee revenues based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
As of June 29, 2022, no domestic development arrangement existed, however, certain of our domestic partners have opened new domestic franchised locations. Similar to our international agreements, a typical domestic franchise agreement provides for initial franchise fees revenues in addition to subsequent royalty and advertising fee revenues based on the gross sales of each restaurant. We have from time to time purchased restaurants from our franchisees in order to support our growth objectives in certain markets. In fiscal 2022, we purchased 68 Chili’s restaurants from three former franchisees located in the Mid-Atlantic, Great Lakes and Northwest regions of the United States. We believe these acquisitions represent an opportunity to create value for our shareholders and to generate additional earnings and cash flow growth. We remain committed to supporting the growth of our existing franchisees.

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
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general managing partner, two additional managers and certified shift leaders and for Maggiano’s, an executive chef partner with an additional two to three chefs. The level of restaurant supervision depends upon the operating complexity and sales volume of individual locations. We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage longer tenure at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members.
We strive to ensure consistent quality standards in our brands through the issuance of operational manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine restaurant visits by all levels of management from our President and CEO and Chili’s Leadership Team to our Vice Presidents of Operations and Directors of Operations enforce strict adherence to our overall brand standards and operating procedures and also create an opportunity to capture and act on feedback so we continue to improve. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two to three months for restaurant management trainees, as well as special training for high-potential team members and managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain and Quality Assurance
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Although we have not experienced significant supply chain disruptions since the COVID-19 pandemic, we have experienced limited product shortages in our supply chain.
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
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. We rely on digital marketing, direct marketing, social media and word of mouth to advertise. During the COVID-19 pandemic, our off-premise sales increased, and we have shifted our advertising spend to focus on these sales channels accordingly.

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
Human Capital Management
Our employee base, as of June 29, 2022, consisted of 62,025 team members. These included 556 restaurant support center team members and 4,920 restaurant managers and above restaurant leaders, with the remainder being hourly team members. Of our hourly team members, approximately 28% are full-time and 72% are part-time employees. As of June 29, 2022, approximately 52% of our employees are women and approximately 55% of our employees (who self-identified as a race or ethnicity) are racially or ethnically diverse. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 23 years of experience in the restaurant industry.
Culture and Wellbeing
For decades, our culture has been built on our passion for making people feel special, and that starts with our team members. We affectionately call them Brinkerheads, Chiliheads or Maggiano’s Teammates, and we know that when they feel their best, they provide great food and service to our guests. Our motto is “Life is Short, Work Happy” and we promote and nurture a corporate culture that promotes wellbeing, inclusion and growth. We believe that hiring, training, mentoring and supporting team members is the key to retention and living our culture.
We strive to help our team members turn their restaurant jobs into lasting careers. These career paths are made possible by a number of development programs, including the Certified Shift Leader (“CSL”) program at Chili’s, which is accredited as an apprenticeship through the National Restaurant Association Education Foundation and United States Department of Labor. Our CSL program gives hourly team members a clear path into management by providing knowledge, training and skills to become successful restaurant managers. In fiscal 2022, approximately 628 team members from the CSL program were promoted into management. We also provide separate development programs for new managers, managers preparing to become general managers and general managers preparing to become directors of operations. Approximately 73% of our new general managers are promoted from our existing team members.
Our no-cost education program, Best You EDU™, provides foundational learning, ESL, citizenship preparation courses, GED, associate degree programs and other educational benefits, such as Spanish and standard tuition reimbursement. This program is available for all team members with a minimum of 45 days of tenure and at least 15 hours of work per week.
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
Diversity, Equity and Inclusion (“DE&I”)
Our restaurants are built on the foundation of a culture of inclusion. Our team members are diverse in gender, race, ethnicity, sexual orientation, disability, religion, age, cultural background and life experiences. We celebrate the differences that make us stronger. We are committed to a workplace environment where every team member feels that they belong and where every team member can succeed. Our Board of Directors through its committees provides oversight for aspects of our culture equity and inclusion. We are working to strengthen the foundation of our culture of inclusion and to build greater diverse leadership at Brinker through the following programs and initiatives:
•Journey Groups – Opportunities for team members to connect with other team members interested in taking steps on their personal journey to learn and discuss anti-racism, allyship and equality in a safe space focused on a supporting book, video, podcast, etc.
•Women Taking the Lead – Development, mentoring and resources to help professionally develop female leaders
•Leaders Leading Through Diversity – A development program to increase diverse representation among restaurant operations leadership
•DE&I Training – Online learning paths on topics such as conscious and unconscious bias, as well as additional mandatory training programs for certain operations leaders
•Communities of Interest – Five resource groups providing safe spaces for underrepresented groups and allies to develop connections, share ideas and encourage diversity of thought in the organization
•Culture of Inclusion Series – Events to help educate team members about inclusion and different cultures
•TM Highlights – Opportunities for team members to share their personal stories, experiences, and what inclusion and allyship means to them
•Serving it Forward – allows us to go out and support, learn and impact communities to help create a better more-inclusive tomorrow partnering with non-profits that align with our giveback pillars of education, kids and hunger
COVID-19 Team Member Support
When faced with an unprecedented pandemic, our team members stepped up to the challenge and demonstrated strength, resilience and commitment. Brinker stepped up to focus on the health and safety of our team members and guests and to provide significant financial support. Our efforts included the following, some of which includes efforts from fiscal 2020 when the pandemic began:
•Safety – We immediately implemented enhanced cleaning and disinfecting procedures
•Team Member Relief Fund – We paid approximately $15.7 million to help 41,920 hourly team members who had reduced or no working hours as a result of government mandated dining room closures
•Health Screening and PPE – At shift check-in, all team members completed health screens, and we provided all our team members with face coverings which they were required to wear

•Training – Team members completed COVID-19 specific training and at shift check-in, managers regularly gave reviews of policies and practices
•Additional Funds – We paid hourly team members in certain circumstances for missed shifts due to a COVID-19 diagnosis, being in quarantine or living with someone diagnosed with COVID-19, and reimbursed for some out-of-pocket medical expenses incurred as a result of COVID-19
•Benefits – We provided free mental health services for all team members and their families, and all team members enrolled in benefits were able to keep their benefits at the same discounted premium even if they were furloughed or no longer worked full-time
Information Technology and Cybersecurity
We pride ourselves on being innovators in our field, striving to create and procure cutting edge technology to improve the guest experience and create operational efficiencies. We have created and implemented technologies to facilitate a contactless guest experience through apps, tabletop and handheld devices and QR code payment. Our restaurant operators utilize our back office systems for inventory control, curbside management, forecasting, demand preparation and productivity. Our service desk supports the needs of both our restaurant support center and each of our restaurants. Our data centers are geographically dispersed, which helps support continuity of our operations and systems. Our systems operate in multiple cloud environments, which gives us ability to scale up infrastructure and provides flexibility for expansion. They are comprised of a combination of internally developed and third-party developed software; our team builds foundational frameworks to integrate and bridge technologies. We believe our information systems are sufficient to support our business and we continually seek to improve our processes based on the strategic and financial priorities of the business.
Information and data security is a priority for us, and we are consistently reviewing and evaluating risks and requirements to keep the data we have secure. Our existing cyber security policy includes continuous monitoring and detection programs, network security precautions, encryption of critical data, in depth security assessment of vendors and incident response guidelines. We continue to invest and innovate around the areas of protection of systems, sensitive data, technology and processes using third-party and in-house tools and resources. We remain vigilant in staying ahead of new and emerging risks utilizing our tools and security teams and continue to review and make strategic continued investments in our systems to keep the Company, our guests and our team members data secure.
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
The Audit Committee of the Board of Directors has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices, to fulfill this responsibility effectively. Management reporting on the effectiveness of these practices is provided to the Board of Directors, including the Audit Committee, on a quarterly basis or as needed.
Trademarks
We have registered, among other marks, “Brinker International”, “Chili’s”, “Maggiano’s”, “Maggiano’s Little Italy”, “It’s Just Wings” and “Maggiano’s Italian Classics” as trademarks with the United States Patent and Trademark Office.

Available Information
We maintain a website with the address of http://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished to the SEC.
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
We face risks related to our ability to continue to grow sales through delivery orders and digital commerce.
Part of our strategy for growth is dependent on increased sales from guests that want to enjoy our food off premises. Customers are increasingly using websites and applications, including both our internally developed brand websites and third-party delivery aggregators, to place and pay for their orders. As we become increasingly reliant on digital ordering and payment as a sales channel, our business could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as curbside pick-up, brand websites, and application based ordering. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters. The digital ordering platforms we rely on could experience interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms.
We currently rely on third-party delivery providers for our off premise delivery (other than Maggiano’s catering). We rely on such third-party providers for ordering and payment platforms that receive guest orders and that send orders directly to our point-of-sale system. These platforms, as well as our own brand websites, could be damaged or interrupted by technological failures, cyber-attacks or other factors, which may adversely impact our sales through these channels.
Delivery providers generally fulfill delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. If the third-party aggregators that we utilize for delivery cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors, our business may be negatively impacted.
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
Our restaurant-level management and team members are largely responsible for the quality of our service. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high quality guest service. There is active competition for quality management personnel and hourly team members. We are experiencing and may continue to experience challenges in recruiting and retaining team members in various locations as we are experiencing an increasingly tight and competitive labor market. These challenges may continue to result in higher labor costs (such as increased overtime to meet demand and increased wages to attract and retain team members), increased turnover and a shortage of adequate management personnel and hourly team members required for operations and for future growth, which can lead to lower guest satisfaction and decreased profitability.
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
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 18.5%, 11.6% and 9.5%, respectively, as of June 29, 2022. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations. For example, declines in oil prices may increase levels of unemployment and cause other economic pressures that result in lower sales and profits at our restaurants in oil market regions of Texas and surrounding areas.
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
ESG matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, and operating results and may damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their environmental, social, and governance practices. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to ESG may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s ESG practices. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives. If we fail to achieve any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers, or the price of our common shares could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.
Macroeconomic and Industry Risks
Competition may adversely affect our operations and financial results.
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years and saw a significant decrease as a result of the COVID-19 pandemic, from which a full recovery has not yet been made. If these trends continue, our ability to grow customer traffic at our restaurants (including through off-premise) will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. Although we may implement a number of business strategies, the success of new products, initiatives and overall strategies is highly difficult to predict. If we are unable to compete effectively, our gross sales, guest traffic and profitability may decline.
Global and domestic economic conditions negatively impact consumer discretionary spending and our business operations and could have a material negative effect on our financial performance.
The restaurant industry is dependent upon consumer discretionary spending, which is negatively affected by global and domestic economic conditions, such as: fluctuations in disposable income and changes in consumer confidence, the price of gasoline, slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures.
We have been adversely impacted by, and may continue to be adversely impacted by, ongoing macroeconomic challenges in the U.S. and other regions of the world where our franchisees operate arising in connection with the COVID-19 pandemic, including recent labor, commodity, transportation and other inflationary pressures, supply chain disruptions, military conflict and impacts arising from governmental restrictions implemented in certain regions to mitigate against the pandemic.
General economic conditions, including inflation and fluctuations in energy costs, may continue to increase our operating expenses.
We have in the past, and are currently experiencing the impacts of economic conditions, including inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses on regional and national levels, including through suppliers putting pressure on margins by passing on higher prices for petroleum-based fuels. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. We cannot ensure, however, we will be able to continue to recover some of the increases in operating expenses due to economic conditions, including inflation, in this manner.

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
To conduct our operations, we regularly move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated and enforced at the federal, state and international levels, and these laws, rules and regulations are subject to change.
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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual goodwill impairment test in the second quarter of fiscal 2022 and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2022. This assessment is predicated on our ability to continue to operate dining and banquet rooms and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the COVID-19 pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
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
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. For example, in fiscal 2022, we recognized $8.3 million of long-lived asset and lease asset impairment charges as a result of decreased cash flows, and it is possible that we may incur similar charges in greater amounts in the future. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements for more information. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Publicly traded companies also may become the target of shareholder activism, which could take many forms or arise in a variety of situations. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and legal fees and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 29, 2022, our system of Company-owned and franchise-operated restaurants included 1,650 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 29, 2022
	Domestic	International	Total
Chili’s
Company-owned	1,131	5	1,136
Franchise	101	359	460
	1,232	364	1,596
Maggiano’s
Company-owned	52	—	52
Franchise	2	—	2
	54	—	54
System-wide	1,286	364	1,650

Our Company-owned and franchise-operated restaurants in the United States are located in 49 states and Washington, D.C. We and our franchisees also have restaurants in two United States territories, Guam and Puerto Rico, and 28 countries: Bahrain, Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Sri Lanka, Taiwan, Tunisia, and the United Arab Emirates.

June 29, 2022
	Domestic	International
	No. of States	No. of countries and U.S. territories
Chili’s	49	30
Maggiano’s	23 & D.C.	—
Restaurant Property Information
The following table illustrates the approximate dining room capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	3,200-8,100	8,100-28,400
Dining seats	140-350	260-770
Dining tables	20-70	60-100
As of June 29, 2022, we own 52 properties of the 1,188 Company-owned restaurant locations. The related book value of these owned restaurant locations as of June 29, 2022 includes Land of $42.9 million and the net book value of Buildings and leasehold improvements totaling $14.9 million. The remaining 1,136 Company-owned restaurant locations are leased by us and the net book value of the Buildings and leasehold improvements totaled $475.1 million. These leased restaurant locations can be categorized as follows: 773 ground leases (where we lease land only, but construct the building and leasehold improvements) and 363 retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 19, 2022, there were 453 holders of record of our common stock.
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 28, 2017 through June 29, 2022. The graph is based on $100 invested as of June 28, 2017 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Brinker International	$100.00	$135.57	$108.36	$68.61	$180.35	$65.35
S&P 500	$100.00	$114.37	$126.29	$135.77	$191.15	$170.86
S&P Restaurants(1)	$100.00	$99.39	$147.18	$134.08	$188.11	$171.47
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., Domino’s Pizza Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands, Inc.
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
During the thirteen week period ended June 29, 2022, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 31, 2022 through May 4, 2022	—	$—	—	$204.0
May 5, 2022 through June 1, 2022	0.0	$38.83	—	$204.0
June 2, 2022 through June 29, 2022	—	$—	—	$204.0
Total	0.0	$38.83	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2022, 563 shares were tendered by team members at an average price of $38.83.
(2)The final amount shown is as of June 29, 2022.
ITEM 6. RESERVED
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:
•Overview - a brief description of our business and a discussion on the financial impact of the COVID-19 pandemic and other trends impacting our business
•Results of Operations - an analysis of the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements
•Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, aggregate contractual obligations, share issuance and repurchase activity, and known trends that may impact liquidity
•Off-Balance Sheet Arrangements - a discussion of the off-balance sheet arrangements entered into by us

•Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates including recent accounting pronouncements
The following MD&A includes a discussion comparing our results in fiscal 2022 to fiscal 2021. For a discussion comparing our results from fiscal 2021 to fiscal 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2022 and Fiscal 2020, which ended on June 29, 2022 and June 24, 2020, respectively, each contained 52 weeks. Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
We are principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Refer to Part I, Item 1 - Business of this document for additional information about our business and operational strategies.
Impact of COVID-19 Pandemic
The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates and has resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021 and fiscal 2020. In fiscal 2022, we have experienced limited product shortages and service disruptions in our supply chain, limited availability of labor to operate our restaurants due to a tight labor market and an increase in employee turnover. It is possible that supply chain and labor shortages or disruptions could continue or increase in future periods if demand for goods, transportation and labor remains high. Additional impacts to the business may arise that we are not aware of currently. We will continue to closely monitor and adapt to the evolving situation.
Impact of Inflation
In fiscal 2022, inflation did have a material impact on our operations resulting in an increase of high single digits to Food and beverage costs and Restaurant labor and we reasonably expect inflation to be in the mid-teens in fiscal 2023. Increases in inflation could have a severe impact on the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If commodity pricing and labor costs increase significantly, we may not be able to adjust menu prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 29, 2022		June 30, 2021(2)
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$3,712.1	97.6%	$3,279.0	98.2%
Franchise and other revenues	92.0	2.4%	58.8	1.8%
Total revenues	3,804.1	100.0%	3,337.8	100.0%
Operating costs and expenses
Food and beverage costs	1,048.5	28.2%	867.8	26.4%
Restaurant labor	1,288.1	34.7%	1,108.2	33.8%
Restaurant expenses	968.3	26.1%	858.5	26.2%
Depreciation and amortization	164.4	4.3%	150.2	4.5%
General and administrative	144.1	3.8%	134.8	4.0%
Other (gains) and charges	31.2	0.8%	19.0	0.6%
Total operating costs and expenses	3,644.6	95.8%	3,138.5	94.0%
Operating income	159.5	4.2%	199.3	6.0%
Interest expenses	46.1	1.2%	56.2	1.7%
Other income, net	(1.8)	0.0%	(2.1)	(0.1)%
Income before income taxes	115.2	3.0%	145.2	4.4%
Provision (benefit) for income taxes	(2.4)	(0.1)%	13.6	0.5%
Net income	$117.6	3.1%	$131.6	3.9%
(1)Food and beverage costs, Restaurant labor and Restaurant expenses are calculated based on a percentage of Company sales. All others are calculated as a percentage of Total revenues.
(2)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including sales from gift card redemptions and virtual brands.
•Franchise and other revenues include gift card breakage, royalties, Maggiano’s banquet service charge income, delivery income, digital entertainment revenue, advertising revenue, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 30, 2021	$3,059.9	$277.9	$3,337.8
Change from:
Comparable restaurant sales(1)	239.5	140.3	379.8
53rd week in Fiscal 2021	(62.5)	(6.9)	(69.4)
Restaurant acquisitions(2)	108.0	—	108.0
Restaurant openings	13.5	—	13.5
Restaurant relocations	0.5	—	0.5
Restaurant closures	0.7	—	0.7
Company sales	299.7	133.4	433.1
Royalties(3)	3.7	0.2	3.9
Franchise fees and other revenues(4)	16.3	13.0	29.3
Franchise and other revenues	20.0	13.2	33.2
Fiscal year ended June 29, 2022	$3,379.6	$424.5	$3,804.1
(1)Comparable restaurant sales increased due to higher dining room and delivery sales and traffic during fiscal 2022 partially offset by lower To-Go sales.
(2)We acquired 68 Chili’s restaurants from three former franchisees in fiscal 2022. The revenues generated by these restaurants since each respective acquisition date are included in Company sales.
(3)Royalties are based on franchise sales and our franchisees generated sales of approximately $814.7 million in fiscal 2022 and $780.7 million including $18.1 million from the additional operating week in fiscal 2021.
(4)Franchise fees and other revenues increased primarily due to incremental gift card breakage resulting from a change in estimate.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2022 compared to fiscal 2021:

	Comparable Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	12.3%	3.3%	4.7%	4.3%	4.7%
Chili’s	8.6%	3.3%	2.6%	2.7%	4.9%
Maggiano’s	53.0%	2.9%	16.4%	33.7%	0.0%
Franchise(4)	19.2%
U.S.	7.5%
International	28.9%
Chili’s domestic(5)	8.3%
System-wide(6)	13.2%
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

(3)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year, including the effect of the acquisition of 68 Chili’s restaurants in fiscal 2022. No adjustments have been made to capacity for temporary closures.
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
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 29, 2022		June 30, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,048.5	28.2%	$867.8	26.4%	$(180.7)	(1.8)%
Restaurant labor	1,288.1	34.7%	1,108.2	33.8%	(179.9)	(0.9)%
Restaurant expenses	968.3	26.1%	858.5	26.2%	(109.8)	0.1%
Depreciation and amortization	164.4		150.2		(14.2)
General and administrative	144.1		134.8		(9.3)
Other (gains) and charges	31.2		19.0		(12.2)
Interest expenses	46.1		56.2		10.1
Other income, net	(1.8)		(2.1)		(0.3)
As a percentage of Company sales:
•Food and beverage costs increased 1.8%, consisting of 2.4% of higher poultry, meat and other commodity costs due to supply chain constraints and inflationary pressures and 0.3% of unfavorable menu item mix, partially offset by 0.9% of favorable menu pricing.
•Restaurant labor increased 0.9%, consisting of 1.6% of higher hourly restaurant labor costs primarily due to increased wage rates, training and overtime and 0.5% of higher manager salaries and training resulting from merit increases and greater than normal manager turnover, partially offset by 1.0% of sales leverage and 0.2% of lower manager bonus expenses.
•Restaurant expenses decreased 0.1%, consisting of 1.6% of sales leverage and 0.4% of lower delivery fee expenses due to changes in sales channel mix, partially offset by 0.5% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.3% of higher advertising expenses, 0.2% of higher workers’ compensation and general liability expenses and 0.5% of higher other restaurant expenses.

Depreciation and amortization increased $14.2 million as follows:

Depreciation and Amortization
Fiscal year ended June 30, 2021	$150.2
Change from:
Additions for existing and new restaurant assets	20.5
Acquisition of Chili’s restaurants(1)	6.0
Finance leases	4.9
Corporate assets	1.8
Retirements and fully depreciated restaurant assets	(18.6)
Other	(0.4)
Fiscal year ended June 29, 2022	$164.4
(1)Represents the incremental depreciation and amortization of the assets and finance leases related to the 68 Chili’s restaurants acquired in fiscal 2022.
General and administrative expenses increased $9.3 million as follows:

General and Administrative
Fiscal year ended June 30, 2021	$134.8
Change from:
Defined contribution plan employer expenses(1)	6.4
Payroll-related expenses	3.2
Professional fees	3.2
Travel and entertainment expenses	1.4
Recruiting	1.3
Stock-based compensation	1.1
Performance-based compensation(2)	(10.3)
Other	3.0
Fiscal year ended June 29, 2022	$144.1
(1)Defined contribution plan employer expenses increased due to the reinstatement of employer matching contributions related to the Company’s 401(k) plan that were temporarily suspended from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
(2)Performance based compensation decreased in fiscal 2022 due to lower business performance metrics compared to targets.

Other (gains) and charges consisted of the following (for further details, refer to Note 5 - Other Gains and Charges):

	Fiscal Years Ended
	June 29, 2022	June 30, 2021
Restaurant impairment charges	$8.3	$3.0
Remodel-related costs	4.9	2.3
Restaurant closure charges	3.7	2.4
Lease contingencies	3.1	2.2
Enterprise system implementation costs	2.4	—
Acquisition-related costs, net	1.6	—
Loss from natural disasters, net of (insurance recoveries)	1.1	2.9
COVID-19 related charges	0.5	3.3
Other	5.6	2.9
	$31.2	$19.0
Interest expenses decreased $10.1 million due to lower interest rates and average borrowing balances on our revolving credit facility in fiscal 2022.
Income Taxes

	Fiscal Years Ended
	June 29, 2022	June 30, 2021
Effective income tax rate	(2.1)%	9.4%
The federal statutory tax rate was 21.0% for both fiscal 2022 and 2021. Our effective income tax rates for fiscal 2022 and 2021 were lower than the federal statutory tax rate primarily due to the leverage of the FICA tip tax credit relative to Income before income taxes.
Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 29, 2022	June 30, 2021(1)	Dollars	%
Company sales	$3,305.4	$3,005.7	$299.7	10.0%
Royalties	34.0	30.3	3.7	12.2%
Franchise fees and other revenues	40.2	23.9	16.3	68.2%
Franchise and other revenues	74.2	54.2	20.0	36.9%
Total revenues	$3,379.6	$3,059.9	$319.7	10.4%
(1)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
Chili’s Total revenues increased 10.4% primarily due to dining room sales growth, the acquisition of 68 Chili’s restaurants from three former franchisees, higher delivery sales, and five new restaurant openings, partially offset by decreased To-Go sales. Refer to the “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 29, 2022		June 30, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$945.9	28.6%	$803.5	26.7%	$(142.4)	(1.9)%
Restaurant labor	1,146.5	34.7%	1,014.2	33.7%	(132.3)	(1.0)%
Restaurant expenses	849.8	25.7%	765.6	25.5%	(84.2)	(0.2)%
Depreciation and amortization	139.8		124.3		(15.5)
General and administrative	33.3		27.4		(5.9)
Other (gains) and charges	23.3		12.7		(10.6)
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 1.9%, including 2.7% of higher poultry, meat and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.8% of increased menu pricing.
•Chili’s Restaurant labor increased 1.0%, including 1.5% of higher restaurant hourly labor costs primarily due to increased wage rates, training and overtime and 0.6% of higher manager salaries and training due to merit increases and greater than normal manager turnover, partially offset by 0.7% of sales leverage, 0.3% of lower manager bonus expenses and 0.1% of lower other restaurant labor costs.
•Chili’s Restaurant expenses increased 0.2%, including 0.4% of higher repairs and maintenance expenses, 0.4% of higher utilities expenses, 0.3% of higher rent expenses, 0.3% of higher advertising expenses and 0.3% of higher other restaurant expense. These increases were partially offset by 1.1% of sales leverage, and 0.4% of lower delivery fee expenses due to changes in sales channel mix.
Chili’s Depreciation and amortization increased $15.5 million as follows:

Depreciation and Amortization
Fiscal year ended June 30, 2021	$124.3
Change from:
Additions for new and existing restaurant assets	19.4
Acquisition of Chili’s restaurants(1)	6.0
Finance leases	4.6
Retirements and fully depreciated restaurant assets	(14.1)
Other	(0.4)
Fiscal year ended June 29, 2022	$139.8
(1)        Represents the incremental depreciation and amortization of the assets and finance leases related to the 68 Chili’s restaurants acquired in fiscal 2022.

Chili’s General and administrative increased $5.9 million as follows:

General and Administrative
Fiscal year ended June 30, 2021	$27.4
Change from:
Defined contribution plan employer expenses(1)	5.1
Recruiting	1.2
Payroll-related expenses	0.9
Travel and entertainment expenses	0.7
Professional fees	0.1
Stock-based compensation	0.1
Performance-based compensation	(2.7)
Other	0.5
Fiscal year ended June 29, 2022	$33.3
(1)        Defined contribution plan employer expenses increased due to the reinstatement of employer matching contributions related to the Company’s 401(k) plan that were temporarily suspended from May 2020 through December 2020. Employer matching contributions were reinstated beginning January 1, 2021.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 5 - Other Gains and Charges):

	Fiscal Years Ended
	June 29, 2022	June 30, 2021
Restaurant impairment charges	$8.1	$2.6
Remodel-related costs	4.8	2.3
Restaurant closure charges	3.6	2.2
Acquisition of franchise restaurants-related costs	1.6	—
Loss from natural disasters, net of (insurance recoveries)	1.1	1.5
COVID-19 related charges	0.3	2.7
Other	3.8	1.4
	$23.3	$12.7

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 29, 2022	June 30, 2021(1)	Dollars	%
Company sales	$406.7	$273.3	$133.4	48.8%
Royalties	0.4	0.2	0.2	100.0%
Franchise fees and other revenues	17.4	4.4	13.0	295.5%
Franchise and other revenues	17.8	4.6	13.2	287.0%
Total revenues	$424.5	$277.9	$146.6	52.8%
(1)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
Maggiano’s Total revenues increased 52.8% primarily due to higher dining and banquet room sales and traffic. Refer to the “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 29, 2022		June 30, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$102.6	25.2%	$64.3	23.5%	$(38.3)	(1.7)%
Restaurant labor	141.6	34.8%	94.0	34.4%	(47.6)	(0.4)%
Restaurant expenses	117.9	29.0%	92.1	33.7%	(25.8)	4.7%
Depreciation and amortization	13.4		13.8		0.4
General and administrative	8.0		5.8		(2.2)
Other (gains) and charges	0.0		1.4		1.4
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.7%, including 2.2% of unfavorable commodity pricing, partially offset by 0.4% of increased menu pricing and 0.1% of favorable menu item mix.
•Maggiano’s Restaurant labor increased 0.4%, including 3.1% of higher restaurant hourly labor costs primarily due to increased wage rates, training and overtime, and 1.9% of higher manager salaries, training and bonus expenses, partially offset by 4.6% of sales leverage.
•Maggiano’s Restaurant expenses decreased 4.7%, including 8.8% of sales leverage, partially offset by 1.4% of higher supervision expenses, 0.9% of higher repairs and maintenance expenses, 0.9% of higher advertising expenses, 0.6% of higher utilities expenses and 0.3% of higher rent expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 29, 2022	June 30, 2021
Net cash provided by operating activities	$252.2	$369.7	$(117.5)
Net cash provided by operating activities decreased due to the current year repayment of the first installment of $27.2 million of payroll taxes that were previously deferred under the CARES Act, an increase in payments of performance based compensation and bonuses in the current year, and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 29, 2022	June 30, 2021
Cash flows from investing activities
Payments for property and equipment	$(150.3)	$(94.0)	$(56.3)
Payments for franchise restaurant acquisitions	(106.6)	—	(106.6)
Proceeds from sale leaseback transactions, net of related expenses	20.5	—	20.5
Proceeds from note receivable	2.1	1.5	0.6
Proceeds from sale of assets	0.1	1.6	(1.5)
Net cash used in investing activities	$(234.2)	$(90.9)	$(143.3)
Net cash used in investing activities increased primarily due to $106.6 million of cash consideration paid for the purchase of 68 Chili’s restaurants from three former franchisees, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants. Additionally, capital expenditures increased in fiscal 2022 primarily for equipment purchases and an increase in the pace of the Chili’s remodel initiative.
Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 29, 2022	June 30, 2021
Cash flows from financing activities
Borrowings on revolving credit facility	$720.5	$43.4	$677.1
Payments on revolving credit facility	(620.5)	(345.0)	(275.5)
Purchases of treasury stock	(100.9)	(4.2)	(96.7)
Payments on long-term debt	(23.7)	(20.0)	(3.7)
Payments of dividends	(1.1)	(1.5)	0.4
Proceeds from issuance of treasury stock	0.4	30.7	(30.3)
Payments for debt issuance costs	(3.1)	(2.2)	(0.9)
Net cash used in financing activities	$(28.4)	$(298.8)	$270.4
Net cash used in financing activities decreased primarily due to $100.0 million of net borrowing activity in fiscal 2022 compared to $301.6 million of net repayment activity in fiscal 2021 on the revolving credit facility, partially offset by an increase in share repurchases following the reinstatement of the share repurchase program in August 2021 and a decrease in proceeds from employee stock option exercises.
Revolving Credit Facility
On August 18, 2021, we amended our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility. Net borrowings of $100.0 million were drawn during fiscal 2022 on the revolving credit facility. As of June 29, 2022, $528.7 million was available under the new revolving credit facility.
The $800.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of June 29, 2022, our interest rate was 3.375% consisting of LIBOR of 1.625% plus the applicable margin of 1.750%. During fiscal 2022, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets.
As of June 29, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 10 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
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
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300 million. In fiscal 2022, we repurchased 2.4 million shares of our common stock for $100.9 million, including 2.3 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. On June 29, 2022, we had $204.0 million of authorized repurchases remaining under the share repurchase program.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In fiscal 2022 and fiscal 2021, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the applicable period. Restricted share award dividends were recorded in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year. Refer to Note 13 - Shareholders’ Deficit included within Part II, Item 8 - Financial Statements and Supplementary Data for details.
Cash Flow Outlook
We believe that our various sources of capital, including future cash flows from operating activities and availability under our existing credit facility are adequate to finance operations as well as the repayment of current debt obligations within the next year. We continue to serve guests at all of our locations through our dining rooms and off-premise offerings and have resumed normal business operations in accordance with state and local mandates.
We are not aware of any other event or trend that would potentially materially affect our liquidity. In the event such a trend develops, we believe that there are sufficient funds available under our credit facility and from our internal cash generating capabilities to adequately manage our ongoing business.

Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases and purchase obligations as defined by the Securities and Exchange Commission (“SEC”) as of June 29, 2022 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$300.0	$350.0	$271.3	$—	$921.3
Interest(2)	39.5	64.8	21.7	—	126.0
Finance leases(3)	24.5	28.0	15.8	47.5	115.8
Operating leases(3)	177.6	343.2	288.7	950.6	1,760.1
Purchase obligations(4)	37.6	44.7	15.3	—	97.6
(1)Long-term debt consists of principal amounts owed on the 3.875% and 5.000% notes and the revolving credit facility. The $300.0 million 3.875% notes mature in May 2023 and are expected to be paid using availability under the revolving credit facility. As a result of our intent and ability to refinance these notes through our existing revolving credit facility, the notes are classified as long-term debt in the Consolidated Balance Sheets on June 29, 2022. As of June 29, 2022, $528.7 million of credit is available under the revolving credit facility. The revolving credit facility is due in August 2026.
(2)Interest consists of remaining interest payments on the 3.875% and 5.000% notes totaling $55.4 million and remaining interest payments on the revolver totaling $70.6 million. The interest rates on the notes are fixed whereas the interest rate on the revolver is variable based on LIBOR and our applicable margin. We have assumed that the revolver balance carried will be $271.3 million until May 2023 when the 3.875% notes will be paid using availability under the revolver, and then will increase to $571.3 million until the maturity date of August 18, 2026 using the interest rate of 3.375%, which is the total of LIBOR plus our applicable margin as of June 29, 2022.
(3)Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 29, 2022, these total future lease payments included non-cancelable lease commitments of $90.1 million for finance leases and $1,110.4 million for operating leases.
(4)Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for the purchase of fountain beverages, software, professional services contracts and electricity, and exclude agreements that are cancellable without significant penalty.
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
Gift Card Revenues Recognition
Proceeds from the sale of gift cards are recorded as deferred revenues and recognized as revenues when the gift cards are redeemed by the holders. Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed and is estimated based on our historical gift card redemption patterns and actuarial estimates. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We recognize breakage income in Franchise and other revenues in the Consolidated Statements of Comprehensive Income.
We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record breakage attributable to gift cards sold in fiscal 2022 by 50 basis points would result in an impact to the Consolidated Statements of Comprehensive Income of approximately $0.7 million on the current year.
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
We consider our restaurants brands, Chili’s and Maggiano’s, to be both our operating segments and reporting units. The carrying value of goodwill as of June 29, 2022 was $195.1 million, which related to both of our reporting units. We performed our annual impairment test in the second quarter of fiscal 2022 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values. Additionally, no indicators of impairment were identified through the end of fiscal 2022.
Our assessment is predicated on our ability to continue to operate dining and banquet rooms and generate off-premise sales at our restaurants. Management’s judgment about the short and long term impacts of the COVID-19 pandemic could change as additional facts become known and therefore affect these conclusions. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our restaurants and reporting units. Sales declines at our restaurants, unplanned increases in commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in our judgments, assumptions and estimates could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

Valuation of Long-Lived Assets
We review the carrying amount of property, equipment and lease assets on an annual basis or more often if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test is a two-step process. Step one includes comparing the operating cash flows of each restaurant over its remaining service life to the carrying value of the asset group. If the cash flows exceed the carrying value, then the asset group is not impaired, and no further evaluation is required. If the carrying value of the asset group exceeds its cash flows, impairment may exist and performing step two is necessary to determine the impairment loss. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value of the asset group. We determine fair value based on discounted projected future operating cash flows of each restaurant over its remaining service life using a risk adjusted discount rate. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.
Leases
At the inception of each lease, we evaluate the lease agreement to determine whether it is an operating or finance lease. The evaluation requires significant judgments in determining the fair value of the lease asset and the lease liability and the appropriate reasonably certain lease term. Given that our lease agreements generally do not provide an implicit interest rate, we estimate our fully collateralized incremental borrowing rate corresponding with the lease terms for the purposes of determining the fair value of initial liability for each lease.
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
Lease accounting requires the application of significant judgements by management. Variation in judgements applied could result in a change of lease classification and materially different:
•Expenses such as rent, depreciation and amortization in a given reporting period
•Fair value of lease asset and lease liability at inception
•Reasonably certain lease term at inception
Income Taxes
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
Effect of New Accounting Standards
The impact of new accounting pronouncements can be found at Note 1 - Nature of Operations and Summary of Significant Accounting Policies in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments consist of the outstanding borrowings on our revolving credit facility. On June 29, 2022, $271.3 million was outstanding under the revolving credit facility. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balance of these variable rate financial instruments as of June 29, 2022 would be approximately $2.7 million.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 29, 2022 and June 30, 2021, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended June 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2022 and June 30, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
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
Assessment of gift card breakage revenue
As discussed in Notes 1 and 3 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 29, 2022 was $36.1 million.

We identified the assessment of gift card breakage revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of the trends in historical and expected future redemption patterns as well as the actuarial models utilized to update the breakage rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s gift card breakage revenue process. This included controls related to the Company’s estimation of the breakage rate, review of the actuarial models used, and the timing of breakage revenue recognition. We assessed breakage revenue by comparing the Company’s estimated breakage rate to rates derived from historical redemption data. We evaluated the timing of breakage revenue recognition by analyzing historical redemption patterns and assessing the volume of redemptions subsequent to the period of breakage revenue recognition. We also involved actuarial professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the actuarial models by comparing them to generally accepted actuarial standards.
/S/ KPMG LLP
We have served as the Company’s auditor since 1984.
Dallas, Texas
August 26, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 29, 2022 and June 30, 2021, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended June 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
August 26, 2022

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
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 29, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 29, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 29, 2022	June 30, 2021(1)	June 24, 2020
Revenues
Company sales	$3,712.1	$3,279.0	$3,004.9
Franchise and other revenues	92.0	58.8	73.6
Total revenues	3,804.1	3,337.8	3,078.5
Operating costs and expenses
Food and beverage costs	1,048.5	867.8	798.6
Restaurant labor	1,288.1	1,108.2	1,045.5
Restaurant expenses	968.3	858.5	825.8
Depreciation and amortization	164.4	150.2	162.3
General and administrative	144.1	134.8	136.3
Other (gains) and charges	31.2	19.0	47.4
Total operating costs and expenses	3,644.6	3,138.5	3,015.9
Operating income	159.5	199.3	62.6
Interest expenses	46.1	56.2	59.6
Other income, net	(1.8)	(2.1)	(1.9)
Income before income taxes	115.2	145.2	4.9
Provision (benefit) for income taxes	(2.4)	13.6	(19.5)
Net income	$117.6	$131.6	$24.4

Basic net income per share	$2.62	$2.89	$0.64

Diluted net income per share	$2.58	$2.83	$0.63

Basic weighted average shares outstanding	44.8	45.5	38.2

Diluted weighted average shares outstanding	45.6	46.6	38.9

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.6)	$1.5	$(0.6)
Other comprehensive income (loss)	(0.6)	1.5	(0.6)
Comprehensive income	$117.0	$133.1	$23.8
(1)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 29, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$13.5	$23.9
Accounts receivable, net	66.4	65.2
Inventories	35.6	28.9
Restaurant supplies	55.5	52.6
Prepaid expenses	25.7	13.6
Income taxes receivable, net	4.5	23.0
Total current assets	201.2	207.2
Property and equipment, at cost
Land	43.4	33.1
Buildings and leasehold improvements	1,603.9	1,595.2
Furniture and equipment	793.0	818.1
Construction-in-progress	33.6	14.9
	2,473.9	2,461.3
Less accumulated depreciation and amortization	(1,657.2)	(1,686.5)
Net property and equipment	816.7	774.8
Other assets
Operating lease assets	1,160.5	1,007.4
Goodwill	195.1	188.2
Deferred income taxes, net	62.5	50.9
Intangibles, net	27.4	21.1
Other	21.0	25.3
Total other assets	1,466.5	1,292.9
Total assets	$2,484.4	$2,274.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$134.3	$127.7
Gift card liability	83.9	106.4
Accrued payroll	111.0	122.4
Operating lease liabilities	112.7	97.7
Other accrued liabilities	116.1	117.4
Total current liabilities	558.0	571.6
Long-term debt and finance leases, less current installments	989.1	917.9
Long-term operating lease liabilities, less current portion	1,151.1	1,006.7
Other liabilities	54.3	82.0
Commitments and contingencies (Note 16)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 70.3 million shares issued; 43.8 million shares outstanding at June 29, 2022, and 45.9 million shares outstanding at June 30, 2021)	7.0	7.0
Additional paid-in capital	690.9	685.4
Accumulated other comprehensive loss	(5.3)	(4.7)
Accumulated deficit	(148.4)	(266.1)
Treasury stock, at cost (26.5 million shares at June 29, 2022, and 24.4 million shares at June 30, 2021)	(812.3)	(724.9)
Total shareholders’ deficit	(268.1)	(303.3)
Total liabilities and shareholders’ deficit	$2,484.4	$2,274.9
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Cash flows from operating activities
Net income	$117.6	$131.6	$24.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	164.4	150.2	162.3
Restructure and impairment charges	20.3	9.8	28.9
Stock-based compensation	18.6	16.4	14.8
Net loss on disposal of assets	3.4	1.8	1.2
Other	3.0	3.7	2.8
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	3.4	(9.9)	4.1
Inventories	(5.5)	(2.2)	(2.8)
Restaurant supplies	(1.6)	(1.0)	(1.2)
Prepaid expenses	(12.2)	0.3	7.2
Current income taxes	14.4	14.7	(20.7)
Operating lease assets, net of liabilities	3.4	(27.6)	3.6
Deferred income taxes, net	(11.7)	(12.5)	8.6
Other assets	0.0	(0.5)	0.1
Accounts payable	0.2	21.1	9.8
Gift card liability	(23.3)	(3.5)	6.3
Accrued payroll	(11.5)	57.2	(17.8)
Other accrued liabilities	(2.0)	6.3	4.0
Other liabilities	(28.7)	13.8	9.4
Net cash provided by operating activities	252.2	369.7	245.0
Cash flows from investing activities
Payments for property and equipment	(150.3)	(94.0)	(104.5)
Payments for franchise restaurant acquisitions	(106.6)	—	(94.6)
Proceeds from sale leaseback transactions, net of related expenses	20.5	—	—
Proceeds from note receivable	2.1	1.5	2.8
Proceeds from sale of assets	0.1	1.6	1.2
Insurance recoveries	—	—	1.1
Net cash used in investing activities	(234.2)	(90.9)	(194.0)
Cash flows from financing activities
Borrowings on revolving credit facility	720.5	43.4	808.4
Payments on revolving credit facility	(620.5)	(345.0)	(858.8)
Purchases of treasury stock	(100.9)	(4.2)	(32.4)
Payments on long-term debt	(23.7)	(20.0)	(17.8)
Payments for debt issuance costs	(3.1)	(2.2)	(3.2)
Payments of dividends	(1.1)	(1.5)	(57.4)
Proceeds from issuance of treasury stock	0.4	30.7	1.6
Proceeds from issuance of common stock	—	—	146.9
Payments for common stock issuance costs	—	—	(7.8)
Net cash used in financing activities	(28.4)	(298.8)	(20.5)
Net change in cash and cash equivalents	(10.4)	(20.0)	30.5
Cash and cash equivalents at beginning of period	23.9	43.9	13.4
Cash and cash equivalents at end of period	$13.5	$23.9	$43.9
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 26, 2019	37.5	$17.6	$522.0	$2,771.2	$(4,083.4)	$(5.6)	$(778.2)
Effect of ASC 842 adoption	—	—	—	195.9	—	—	195.9
Net income	—	—	—	24.4	—	—	24.4
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)
Dividends ($1.14 per share)	—	—	—	(43.6)	—	—	(43.6)
Stock-based compensation	—	—	14.7	—	—	—	14.7
Purchases of treasury stock	(0.8)	—	(0.3)	—	(32.1)	—	(32.4)
Issuances of treasury stock	0.2	—	(5.3)	—	6.9	—	1.6
Issuances of common stock	8.1	0.8	138.3	—	—	—	139.1
Retirement of treasury stock	—	(11.4)	—	(3,345.4)	3,356.8	—	—
Balances at June 24, 2020	45.0	7.0	669.4	(397.5)	(751.8)	(6.2)	(479.1)
Net income	—	—	—	131.6	—	—	131.6
Other comprehensive income	—	—	—	—	—	1.5	1.5
Dividends	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	16.4	—	—	—	16.4
Purchases of treasury stock	(0.1)	—	(1.2)	—	(3.0)	—	(4.2)
Issuances of treasury stock	1.0	—	0.8	—	29.9	—	30.7
Balances at June 30, 2021	45.9	7.0	685.4	(266.1)	(724.9)	(4.7)	(303.3)
Net income	—	—	—	117.6	—	—	117.6
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)
Dividends	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	18.6	—	—	—	18.6
Purchases of treasury stock	(2.4)	—	(2.0)	—	(98.9)	—	(100.9)
Issuances of treasury stock	0.3	—	(11.1)	—	11.5	—	0.4
Balances at June 29, 2022	43.8	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. On June 29, 2022, we owned, operated or franchised 1,650 restaurants, consisting of 1,188 Company-owned restaurants and 462 franchised restaurants, located in the United States, 28 countries and two United States territories.
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
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2022 and Fiscal 2020, which ended on June 29, 2022 and June 24, 2020, respectively, each contained 52 weeks. Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues in comparison to fiscal 2020. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
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
Impact of COVID-19 Pandemic
The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the pandemic based on state and local mandates and has resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021 and fiscal 2020.
In fiscal 2022, we have experienced limited product shortages and service disruptions in our supply chain, limited availability of labor to operate our restaurants due to a tight labor market and an increase in employee turnover. It is possible that supply chain and labor shortages or disruptions could continue or increase in future periods if demand for goods, transportation and labor remains high.
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

Footnote Index
New Accounting Standards Implemented
We reviewed all accounting pronouncements that became effective for our fiscal 2022 and determined that either they were not applicable or they did not have a material impact on the Consolidated Financial Statements. We also reviewed all recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements.
Significant Accounting Policies
Revenues - Revenues are presented in the Company sales and Franchise and other revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including sales from gift card redemptions and virtual brands. We record revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer.
Franchise and Other Revenues - Franchise and other revenues include gift card breakage, royalties, Maggiano’s banquet service charge income, delivery income, digital entertainment revenue, advertising revenue, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.
Royalties - Franchise royalties are based on a percentage of the sales generated by our franchise-operated restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues are recognized in the same period the sales are generated at the franchise-operated restaurants.
Advertising Revenue - Domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. Advertising revenues are presented on a gross basis within Franchise and other revenues.
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
Gift Card Breakage Revenue - Breakage revenues represent the monetary value associated with outstanding gift card balances that will not be redeemed. We estimate this amount based on our historical gift card redemption patterns and actuarial estimates, update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability in the Consolidated Balance Sheets. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We do not charge dormancy, or any other fees related to monitoring or administering the gift card program to cardholders. Additionally, proceeds from the sale of gift cards are recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
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
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 29, 2022, June 30, 2021 and June 24, 2020, advertising expenses of $37.4 million, $26.4 million and $87.0 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $2.4 million, $2.8 million and $9.7

Footnote Index
million, respectively, were recorded in Franchise and other revenues in the Consolidated Statements of Comprehensive Income.
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
Accounts Receivable - Accounts receivable, net of the allowance for credit losses, represents the estimated net realizable value. Our primary accounts receivables are due from third-party gift card sales, vendor rebates, restaurant sales made with credit cards, short-term note receivable and franchisees. Provisions for credit losses are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.
Inventories - Inventories consist of food, beverages and supplies and are valued at the lower of cost (using the first-in, first-out method) or net realizable value.
Property and Equipment - Property and equipment is recorded at cost and depreciated using the straight-line method over the lesser of the remaining term of the lease, including certain renewal options, or the estimated useful lives of the assets. Typical useful lives of our Buildings and leasehold improvements range from 5 to 20 years, and Furniture and equipment range from 3 to 7 years.
Depreciation expenses related to property and equipment for the fiscal years ended June 29, 2022, June 30, 2021, and June 24, 2020, of $161.3 million, $148.2 million, and $160.4 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
We review the carrying amount of property and equipment on an annual basis or when events or circumstances indicate that the carrying amount may not be recoverable. We have determined the restaurant level is the lowest level of identifiable cash flows. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on discounted projected future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk that is considered Level 3 (refer to Fair Value Measurements policy above for definition of levels). Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Leases - We recognize, on the balance sheet, the lease assets and related lease liabilities for the rights and obligations created at lease commencement by operating and finance leases with lease terms of more than 12 months. The lease term commences on the date the lessor makes the underlying asset or assets available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain.

Footnote Index
Our lease liability is generally based on the present value of the lease payments, consisting of fixed costs and certain rent escalations, using our incremental borrowing rate applicable to the lease term. The lease asset is generally based on the lease liability, adjusted for amounts related to other lease-related assets and liabilities. Our adjustments typically include prepaid rent, landlord contributions as a reduction to the asset and favorable or unfavorable lease purchase price adjustments.
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
Lease asset carrying amounts are assessed for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. We monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
Variable lease costs, consisting primarily of property taxes, maintenance expenses and contingent rent, are expensed as incurred in Restaurant expenses related to restaurant properties and General and administrative for our corporate headquarters in the Consolidated Statements of Comprehensive Income and are not included in lease liabilities in the Consolidated Balance Sheets. Contingent rent represents payment of variable lease obligations based on a percentage of sales, as defined by the terms of the applicable lease, for certain restaurant facilities and is recorded at the point in time we determine that it is probable that such sales levels will be achieved.
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
Definite-lived Intangible Assets - Definite-lived intangible assets primarily include the reacquired franchise rights resulting from our acquisitions and included in Intangibles, net in the Consolidated Balance Sheets. These assets are amortized using the straight-line method over the remaining term of the related franchise agreement. We determine the fair value of reacquired franchise rights based on discounted projected future operating cash flows of the restaurants associated with these franchise rights. We review the carrying amount annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
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
Transferable liquor licenses are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment charges are recognized based on the excess of carrying value over fair value. We determine fair value based on prices in the open market for licenses in same or similar jurisdictions. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.

Footnote Index
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
During fiscal 2022 and fiscal 2021, we performed our annual goodwill impairment analysis using a qualitative approach to determine whether indicators of impairment exist. Related to the qualitative assessment, we evaluated factors including our market capitalization, as well as the market capitalization of other companies in the restaurant industry, sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry. Based on these factors, no indicators of impairment were identified during our annual analysis performed in the second quarters of fiscal 2022 and fiscal 2021. Additionally, no indicators of impairment were identified through the end of each fiscal year.
During fiscal 2020, we performed a quantitative assessment in response to observed declines in operating cash flows and market capitalization primarily driven by the impact of the COVID-19 pandemic on our business. Based on this assessment, we concluded that our goodwill and indefinite-lived intangible assets were not impaired at that time.
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

Footnote Index
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
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals usually at the end of a three-fiscal-year cycle. Vesting of performance shares granted are generally contingent upon meeting Company performance goals based on a specified rate of earnings growth or a specified range of earnings at the end of the three-fiscal-year period. Compensation expenses for the performance shares is recorded to Restaurant expenses and General and administrative expenses based on management’s periodic estimates of the number of shares that will ultimately be issued, and the fair value of the shares as determined by our closing stock price on the date of grant. A cumulative expenses adjustment is recognized when that estimate changes.
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 29, 2022, no preferred shares were issued.
Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the fiscal years ended June 29, 2022, June 30, 2021, and June 24, 2020, Comprehensive income consists of Net income and Foreign currency translation adjustment. The Foreign currency translation adjustment for all three fiscal years presented related to the unrealized impact of translating the financial statements of the Canadian restaurants from Canadian dollars to United States dollars. The Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets.
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

	June 29, 2022	June 30, 2021	June 24, 2020
Basic weighted average shares outstanding	44.8	45.5	38.2
Dilutive stock options	0.2	0.4	0.1
Dilutive restricted shares	0.6	0.7	0.6
Total dilutive impact	0.8	1.1	0.7
Diluted weighted average shares outstanding	45.6	46.6	38.9

Awards excluded due to anti-dilutive effect	0.8	0.5	1.5
Segment Reporting - Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. We manage our business on the basis of two operating segments, Chili’s and Maggiano’s.

Footnote Index
2. CHILI’S RESTAURANT ACQUISITIONS
Fiscal 2022
During fiscal 2022, we completed three acquisitions of substantially all of the assets and certain liabilities related to previously franchised Chili’s locations, as follows:
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
•Great Lakes Region Acquisition - On October 31, 2021, we acquired 37 previously franchised Chili’s restaurants located in the Great Lakes and Northeast region of the United States for a total purchase price of $57.1 million, including post-closing adjustments, funded with borrowings from our existing credit facility.
•Northwest Region Acquisition - On February 1, 2022, we acquired six previously franchised Chili’s restaurants and on May 5, 2022, we acquired two additional previously franchised Chili’s restaurants located in the Northwest region of the United States for a total purchase price of $2.0 million, including post-closing adjustments, funded with borrowings from our existing credit facility.
Pro-forma financial information, for these acquisitions, is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements. We accounted for each of these acquisitions as a business combination.
The assets and liabilities of the acquired restaurants were recorded at their fair values. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements from the acquisition dates.
Net acquisition-related charges of $1.6 million were recorded during fiscal 2022 to Other (gains) and charges in the Consolidated Statements of Comprehensive Income. The net charges consisted of $2.3 million of professional services, transaction and transition related costs associated with the purchase, partially offset by $0.7 million of franchise deferred revenues balance that were fully recognized at date of acquisition.
The fair values of tangible and intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows and discount rates. These inputs represent Level 3 fair value measurements as defined under GAAP. The amounts recorded for the fair value of acquired assets and liabilities at the acquisition dates for the material acquisitions are as follows:

	Mid-Atlantic Region	Great Lakes Region
	Fair Value September 2, 2021	Fair Value October 31, 2021
Current assets	$1.4	$2.1
Property and equipment	46.2	43.6
Operating lease assets(1)	23.6	47.8
Reacquired franchise rights(2)	4.7	4.6
Goodwill(3)	—	7.2
Current liabilities	(1.4)	(1.4)
Finance lease liabilities, less current portion	(3.7)	—
Operating lease liabilities, less current portion(1)	(23.1)	(46.8)
Net assets acquired(4)	$47.7	$57.1
(1)Refer to Note 9 - Leases for further details.

Footnote Index
(2)Reacquired franchise rights related to the Mid-Atlantic Region acquisition and Great Lakes Region acquisition both have weighted average amortization periods of approximately 15 years.
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
Fiscal 2020
On September 5, 2019, we completed the acquisition of certain assets and liabilities related to 116 previously franchised Chili’s restaurants located in the Midwest region of the United States. Pro-forma financial information of the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements.
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
3. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. The weighted average remaining term of the current franchise agreements, including certain renewal periods expected to be exercised, was approximately 20 years as of June 29, 2022. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied.
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 29, 2022 and June 30, 2021:

	June 29, 2022	June 30, 2021
Beginning balance	$11.4	$12.7
Additions	1.1	0.3
Amount recognized to Other gains and charges(1)	(0.9)	0.2
Amount recognized to Franchise and other revenues	(1.5)	(1.8)
Ending balance	$10.1	$11.4
(1)The remaining deferred franchise and development fee balances associated with the 68 Chili’s restaurants acquired during fiscal 2022 were recognized as of the acquisition dates in Other (gains) and charges in the

Footnote Index
Consolidated Statements of Comprehensive Income. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 29, 2022:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2023	$0.9
2024	0.8
2025	0.8
2026	0.8
2027	0.7
Thereafter	6.1
$10.1
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 29, 2022 and June 30, 2021:

	June 29, 2022	June 30, 2021
Beginning balance	$106.4	$109.9
Gift card sales	134.8	118.8
Gift card redemptions recognized to Company sales	(122.1)	(109.5)
Gift card breakage recognized to Franchise and other revenues(1)	(36.1)	(13.0)
Other	0.9	0.2
Ending balance	$83.9	$106.4
(1)Gift card breakage recognized to Franchise and other revenues increased due to a change in estimated gift card breakage rates primarily attributable to gift cards sold prior to fiscal 2022.
4. DEFINED CONTRIBUTION PLAN
We sponsor a qualified defined contribution retirement plan. The plan covers all employees who have attained the age of 21 and have completed 90 days of eligible service.
Eligible employees are allowed to contribute, subject to IRS limitations on total annual contributions, up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan, to various investment funds. We match, in cash, what an employee contributes at a rate of 100% of the first 3% and 50% of the next 2% with immediate vesting. Effective January 1, 2021, the Plan was amended and restated in its entirety primarily for the purpose of reinstating the safe harbor matching employer contributions which were suspended in May 2020 to reduce corporate expenses in response to the business downturn caused by the COVID-19 impact.
Additionally, in June 2021, the Plan was amended and restated to adopt a new pre-approved plan document as required by the IRS.

Footnote Index
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Employer contributions match expenses	$11.0	$4.6	$9.3
5. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Restaurant impairment charges	$8.3	$3.0	$19.1
Remodel-related costs	4.9	2.3	3.2
Restaurant closure charges	3.7	2.4	3.8
Lease contingencies	3.1	2.2	—
Enterprise system implementation costs	2.4	—	—
Acquisition-related costs, net	1.6	—	2.9
Loss from natural disasters, net of (insurance recoveries)	1.1	2.9	(0.7)
COVID-19 related charges	0.5	3.3	12.2
Other	5.6	2.9	6.9
	$31.2	$19.0	$47.4
Restaurant impairment charges primarily consisted of the long-lived assets of the following:
•Fiscal 2022 - 30 underperforming Chili’s and two underperforming Maggiano’s restaurants. Refer to Note 14 - Fair Value Measurements for further details.
•Fiscal 2021 - 11 underperforming Chili’s and three underperforming Maggiano’s restaurants.
•Fiscal 2020 - 25 underperforming Chili’s and three underperforming Maggiano’s restaurants.
Remodel-related costs related to existing fixed asset write-offs associated with the Chili’s remodel project for all fiscal years presented.
Restaurant closure charges primarily consisted of Chili’s lease termination charges and certain Chili’s restaurant closure costs for all fiscal years presented.
Lease contingencies were recorded in fiscal 2022 and fiscal 2021 for estimated lease defaults on certain secondarily liable lease guarantees and subleases. Refer to Note 16 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
Enterprise system implementation costs primarily consisted of consulting and subscription fees related to the ongoing enterprise system implementation. These fees are considered redundant costs until the new systems go live and replace our current legacy systems.
Acquisition-related costs, net primarily related to the following:
•Fiscal 2022 - 68 restaurants acquired from former franchisees. Refer to Note 2 - Chili's Restaurant Acquisitions for further details.
•Fiscal 2020 - 116 restaurants acquired from a former franchisee.
Loss from natural disasters, net of (insurance recoveries) primarily consists of the following:
•Fiscal 2022 - costs incurred related to Hurricane Ida in August 2021.

Footnote Index
•Fiscal 2021 - costs incurred related to Winter Storm Uri in February 2021.
•Fiscal 2020 - proceeds related to a previously filed fire claim, partially offset by costs incurred for damages from Tropical Storm Imelda.
COVID-19 related charges primarily consisted of the following costs related to both Chili’s and Maggiano’s:
•Fiscal 2022:
◦employee assistance and related payroll taxes for certain team members, partially offset by
◦employee retention credit as allowed under the CARES Act and
◦credits received as part of the 2021 New Mexico Senate Bill 1.
•Fiscal 2021:
◦employee assistance and related payroll taxes for certain team members,
◦conversion of certain parking lots into dining areas and
◦initial purchases of restaurant and personal protective supplies such as face masks and hand sanitizers required to maintain open dining rooms.
•Fiscal 2020:
◦employee assistance payments and related payroll taxes for team members that experienced reduced shifts during the pandemic,
◦restaurant supplies such as face masks and hand sanitizer required to reopen dining rooms,
◦costs related to canceled projects due to the pandemic and
◦expenses related to spoiled inventory due to the unexpected decline in sales and dining room closures, partially offset by
◦employee retention credit for certain payroll taxes received as part of the CARES Act relief package.
6. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Domestic	$113.5	$146.7	$5.0
Foreign	1.7	(1.5)	(0.1)
Income before income taxes	$115.2	$145.2	$4.9

Footnote Index
The Provision (benefit) for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Current income tax (benefit) expenses:
Federal	$5.8	$11.6	$(32.9)
State	3.7	14.4	4.8
Foreign	(0.3)	0.0	0.0
Total current income tax (benefit) expenses	9.2	26.0	(28.1)
Deferred income tax (benefit) expenses:
Federal	(15.7)	(9.4)	8.8
State	3.7	(3.0)	(0.2)
Foreign	0.4	—	0.0
Total deferred income tax (benefit) expenses	(11.6)	(12.4)	8.6
Provision (benefit) for income taxes	$(2.4)	$13.6	$(19.5)

Effective tax rate	(2.1)%	9.4%	(398.0)%
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Income tax expense at statutory rate	$24.2	$30.5	$1.0
FICA and other tax credits	(32.9)	(24.7)	(24.8)
State income taxes, net of Federal benefit	6.2	7.8	3.6
Stock based compensation tax shortfall (windfall)	(0.7)	(2.3)	0.5
Other	0.8	2.3	0.2
Provision (benefit) for income taxes	$(2.4)	$13.6	$(19.5)
Our federal statutory tax rate for fiscal 2022, fiscal 2021 and fiscal 2020 was 21.0%.

Footnote Index
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 29, 2022	June 30, 2021
Deferred income tax assets:
Lease liabilities	$337.3	$305.1
Gift cards	9.9	17.0
Insurance reserves	11.6	11.5
Stock-based compensation	11.6	10.9
Federal credit carryover	41.1	6.8
Net operating losses	3.7	4.1
State credit carryover	2.5	2.5
Restructure charges and impairments	2.3	1.5
Payroll tax deferral	6.8	13.6
Other, net	8.0	10.6
Less: Valuation allowance	(5.8)	(6.1)
Total deferred income tax assets	429.0	377.5
Deferred income tax liabilities:
Lease assets	307.1	275.7
Goodwill and other amortization	23.3	22.6
Depreciation and capitalized interest on property and equipment	17.8	11.8
Prepaid expenses	16.9	16.0
Other, net	1.4	0.5
Total deferred income tax liabilities	366.5	326.6
Deferred income taxes, net	$62.5	$50.9
As of June 29, 2022, we have deferred tax assets of $4.2 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between 2023 and 2042. We have deferred tax assets of $41.1 million of federal and $3.2 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between 2024 and 2042. The recognized deferred tax asset for the state loss carryforwards, net of valuation allowance, is $1.5 million and the federal tax credits is $41.1 million. $6.2 million of the federal credit carryover is limited by Section 382 of the Internal Revenue Code.
The valuation allowance is $5.8 million at the end of fiscal 2022 to recognize certain deductions and tax credits management believes are more-likely-than-not to not be realized. In assessing whether a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 29, 2022, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.

Footnote Index
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 29, 2022	June 30, 2021
Balance at beginning of year	$4.3	$3.0
Additions based on tax positions related to the current year	0.3	0.3
(Decreases) Additions based on tax positions related to prior years	(0.1)	1.4
Settlements with tax authorities	(0.8)	—
Expiration of statute of limitations	—	(0.4)
Balance at end of year	$3.7	$4.3
The total amount of unrecognized tax benefits, excluding interest and penalties, which would affect income tax expenses if resolved in our favor was $2.9 million and $3.4 million as of June 29, 2022 and June 30, 2021, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. As of June 29, 2022, we had $0.5 million ($0.4 million net of a $0.1 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.4 million ($0.3 million net of a $0.1 million Federal deferred tax benefit) as of June 30, 2021.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2021 to fiscal 2023, and fiscal 2019 to fiscal 2021 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2021 to 2023 are currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. There are no unrecorded liabilities associated with these examinations.
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
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including gift card redemptions and revenues from our virtual brands. Franchise and other revenues for each operating segment include gift card breakage, royalties, Maggiano’s banquet service charge income, delivery income, digital entertainment revenue, advertising revenue, franchise and development fees, gift card equalization, merchandise income and gift card discount costs from third-party gift card sales.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the years presented primarily included restaurant rent, supplies, property and

Footnote Index
equipment maintenance, delivery fees, utilities, property taxes, credit card processing fees, supervision expenses, worker’s comp and general liability insurance and advertising.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 29, 2022
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales	$3,305.4	$406.7	$—	$3,712.1
Royalties	34.0	0.4	—	34.4
Franchise fees and other revenues	40.2	17.4	—	57.6
Franchise and other revenues	74.2	17.8	—	92.0
Total revenues	3,379.6	424.5	—	3,804.1

Food and beverage costs	945.9	102.6	—	1,048.5
Restaurant labor	1,146.5	141.6	—	1,288.1
Restaurant expenses	849.8	117.9	0.6	968.3
Depreciation and amortization	139.8	13.4	11.2	164.4
General and administrative	33.3	8.0	102.8	144.1
Other (gains) and charges	23.3	—	7.9	31.2
Total operating costs and expenses	3,138.6	383.5	122.5	3,644.6
Operating income (loss)	241.0	41.0	(122.5)	159.5
Interest expenses	5.1	0.4	40.6	46.1
Other income, net	(0.3)	—	(1.5)	(1.8)
Income (loss) before income taxes	$236.2	$40.6	$(161.6)	$115.2

Segment assets	$2,116.7	$223.6	$144.1	$2,484.4
Payments for property and equipment	133.7	9.1	7.5	150.3

Footnote Index

	Fiscal Year Ended June 30, 2021(2)
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$3,005.7	$273.3	$—	$3,279.0
Royalties	30.3	0.2	—	30.5
Franchise fees and other revenues	23.9	4.4	—	28.3
Franchise and other revenues	54.2	4.6	—	58.8
Total revenues	3,059.9	277.9	—	3,337.8

Food and beverage costs	803.5	64.3	—	867.8
Restaurant labor	1,014.2	94.0	—	1,108.2
Restaurant expenses	765.6	92.1	0.8	858.5
Depreciation and amortization	124.3	13.8	12.1	150.2
General and administrative	27.4	5.8	101.6	134.8
Other (gains) and charges	12.7	1.4	4.9	19.0
Total operating costs and expenses	2,747.7	271.4	119.4	3,138.5
Operating income (loss)	312.2	6.5	(119.4)	199.3
Interest expenses	5.6	0.2	50.4	56.2
Other income, net	(0.5)	—	(1.6)	(2.1)
Income (loss) before income taxes	$307.1	$6.3	$(168.2)	$145.2

Segment assets	$1,911.8	$223.2	$139.9	$2,274.9
Payments for property and equipment	82.9	2.6	8.5	94.0

	Fiscal Year Ended June 24, 2020
	Chili’s(3)	Maggiano’s	Other	Consolidated
Company sales	$2,673.5	$331.4	$—	$3,004.9
Royalties	33.7	0.2	—	33.9
Franchise fees and other revenues	24.5	15.2	—	39.7
Franchise and other revenues	58.2	15.4	—	73.6
Total revenues	2,731.7	346.8	—	3,078.5

Food and beverage costs	718.7	79.9	—	798.6
Restaurant labor	920.8	124.7	—	1,045.5
Restaurant expenses	723.7	101.5	0.6	825.8
Depreciation and amortization	133.9	15.4	13.0	162.3
General and administrative	32.1	5.7	98.5	136.3
Other (gains) and charges(2)	35.3	6.8	5.3	47.4
Total operating costs and expenses	2,564.5	334.0	117.4	3,015.9
Operating income (loss)	167.2	12.8	(117.4)	62.6
Interest expenses	4.6	—	55.0	59.6
Other income, net	(0.6)	—	(1.3)	(1.9)
Income (loss) before income taxes	$163.2	$12.8	$(171.1)	$4.9

Payments for property and equipment	$88.2	$8.1	$8.2	$104.5

Footnote Index
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the fair values of assets related to the 68 restaurants purchased from three former franchisees subsequent to the acquisition dates. Refer to Note 2 - Chili's Restaurant Acquisitions for further details.
(2)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
(3)Chili’s segment information for fiscal 2020 includes the results of operations related to the 116 restaurants purchased from a former franchisee subsequent to the September 5, 2019 acquisition date. Refer to Note 2 - Chili's Restaurant Acquisitions for further details.
8. GOODWILL AND INTANGIBLES
There have been no impairments of Goodwill for the fiscal years ended June 29, 2022, June 30, 2021 and June 24, 2020. The changes in the carrying amount of Goodwill by segment are as follows:

	June 29, 2022			June 30, 2021
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$149.8	$38.4	$188.2	$149.2	$38.4	$187.6
Changes in goodwill:
Additions(1)	7.2	—	7.2	—	—	—
Foreign currency translation adjustment	(0.3)	—	(0.3)	0.6	—	0.6
Balance at end of year	$156.7	$38.4	$195.1	$149.8	$38.4	$188.2
(1)In the fiscal year ended June 29, 2022, we acquired 68 domestic Chili’s restaurants previously owned by three franchise partners. Refer to Note 2 - Chili's Restaurant Acquisitions for further information.
Intangible assets, net are as follows:

	June 29, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights(1)	$29.3	$(12.2)	$17.1	$20.0	$(9.2)	$10.8
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	—
	$29.7	$(12.6)	$17.1	$20.4	$(9.6)	$10.8

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.4			$9.4
Maggiano’s liquor licenses	0.9			0.9
	$10.3			$10.3
(1)Additions, net of accumulated amortization, of $8.4 million in fiscal 2022 were recorded related to reacquired franchise rights associated with the 68 acquired Chili’s restaurants previously owned by three franchise partners. Refer to Note 2 - Chili's Restaurant Acquisitions for further information.
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

Footnote Index

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Definite-lived intangible amortization expense	$3.0	$2.0	$1.9
Annual amortization expenses for definite-lived intangible assets are estimated to be $3.3 million for each of the next two fiscal years, and $3.0 million for fiscal 2025, fiscal 2026 and fiscal 2027.
9. LEASES
As of June 29, 2022, 1,136 of our 1,188 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 29, 2022, the restaurant leases have cumulative renewal clauses of 2 to 40 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms typically ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 29, 2022
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$71.1	$1,160.5	$1,231.6

Current lease liabilities	20.3	112.7	133.0
Long-term lease liabilities	69.9	1,151.1	1,221.0
Total lease liabilities	$90.2	$1,263.8	$1,354.0

	June 30, 2021
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$98.2	$1,007.4	$1,105.6

Current lease liabilities	21.5	97.7	119.2
Long-term lease liabilities	99.8	1,006.7	1,106.5
Total lease liabilities	$121.3	$1,104.4	$1,225.7
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

Footnote Index
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

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Operating lease expenses (amortization and interest)	$173.7	$167.2	$162.8
Finance lease amortization	21.9	17.3	20.9
Finance lease interest	5.5	5.9	4.6
Short-term lease cost	0.6	0.5	1.4
Variable lease cost	60.5	57.9	57.7
Sublease income	(4.2)	(4.4)	(4.6)
Total lease costs, net	$258.0	$244.4	$242.8
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases(1)	$171.1	$195.5	$159.6
Finance leases	5.5	5.9	4.6
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	23.7	20.0	17.8
Non-cash lease assets obtained in exchange for lease liabilities(2)
Operating leases(3)	255.4	60.6	224.0
Finance leases	13.4	29.8	73.2
(1)Cash paid related to lease liabilities for Operating leases increased in fiscal 2021 primarily due to the prepayment of July 2021 lease payments and lease payments made during fiscal 2021 for rents that were deferred in fiscal 2020 due to the impacts of the COVID-19 pandemic.
(2)Non-cash lease assets obtained in exchange for lease liabilities were higher in fiscal 2020 primarily due to the new and assumed operating and finance leases from the fiscal 2020 Chili’s restaurant acquisition and the new Chili’s finance lease for table-top devices. Refer to Note 2 - Chili's Restaurant Acquisitions for more information.
(3)Non-cash operating lease assets obtained in exchange for operating lease liabilities were higher in fiscal 2022 primarily due to the new and assumed operating lease additions associated with the 68 restaurants purchased from three former franchisees and the modifications of 25 leases. Refer to Note 2 - Chili's Restaurant Acquisitions and “Significant Changes in Leases in Fiscal 2022” section below for more information.

Footnote Index
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 29, 2022		June 30, 2021
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	9.1 years	12.0 years	8.5 years	11.0 years
Weighted average discount rate	5.1%	5.5%	5.4%	5.6%
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 29, 2022, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 29, 2022
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2023	$24.5	$177.6	$1.9
2024	15.6	176.3	1.2
2025	12.4	166.9	1.2
2026	8.2	153.2	0.7
2027	7.6	135.5	0.5
Thereafter	47.5	950.6	0.5
Total future lease payments(1)	115.8	1,760.1	$6.0
Less: Imputed interest	25.6	496.3
Present value of lease liability	$90.2	$1,263.8
(1)Total future lease payments as of June 29, 2022 included non-cancelable lease commitments of $90.1 million for finance leases and $1,110.4 million for operating leases.
Pre-Commencement Leases
In fiscal 2022, we executed fourteen leases for new Chili’s locations with undiscounted fixed payments over the initial term of $19.0 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
Significant Changes in Leases in Fiscal 2022
In the first quarter of fiscal 2022, as part of the Chili’s Mid-Atlantic Region Acquisition, we assumed 11 new real estate operating leases. On June 29, 2022, the balances associated with these new leases in the Consolidated Balance Sheets include Operating lease assets of $22.9 million, Operating lease liabilities of $0.6 million, and Long-term operating lease liabilities, less current portion of $22.5 million. The leases were recorded net of prepaid rent at the date of acquisition.
In the second quarter of fiscal 2022, as part of the Chili’s Great Lakes Region Acquisition, we assumed 26 new real estate operating leases. On June 29, 2022, the balances associated with these new leases in the Consolidated Balance Sheets include Operating lease assets of $46.1 million, Operating lease liabilities of $1.6 million, and Long-term operating lease liabilities, less current portion of $45.4 million. The leases were recorded net of purchase price accounting adjustments and prepaid rent at the date of acquisition.

Footnote Index
In the third quarter of fiscal 2022, we completed lease modifications related to 25 real estate leases that were previously classified as finance leases. As a result of the modifications, the lease terms are for 20 years, and the leases were reassessed as operating leases. On June 29, 2022, the balances associated with these leases in the Consolidated Balance Sheets include Operating lease assets of $47.9 million, Operating lease liabilities of $1.1 million, and Long-term operating lease liabilities, less current portion of $47.3 million. Also, as a result of these modifications, the finance lease asset and lease liability balances decreased in the Consolidated Balance Sheets including decreases to Buildings and leasehold improvements of $17.4 million, Other accrued liabilities of $2.8 million and Long-term debt and finance leases, less current installments of $15.0 million.
Restaurant Properties Sale Leaseback Transaction
In the first quarter of fiscal 2022, simultaneous with the Mid-Atlantic Region Acquisition, we completed sale leaseback transactions on six of the acquired restaurants. The properties were sold at their acquisition cost resulting in proceeds of $20.5 million with no gain or loss.
The initial terms of all leases we entered into as part of the sale leaseback transactions are for 15 years, plus renewal options at our discretion. All of the leases were determined to be operating leases. Rent expenses associated with these operating leases are recognized on a straight-line basis over the lease terms under ASC 842. On June 29, 2022, the balances associated with these new leases in the Consolidated Balance Sheets include Operating lease assets of $17.8 million, Operating lease liabilities of $0.4 million, and Long-term operating lease liabilities, less current portion of $17.5 million.
10. DEBT
Long-term debt consists of the following:

	June 29, 2022	June 30, 2021
Revolving credit facility	$271.3	$171.3
5.000% notes	350.0	350.0
3.875% notes	300.0	300.0
Finance lease obligations	90.2	121.3
Total long-term debt and finance leases	1,011.5	942.6
Less: unamortized debt issuance costs and discounts	(2.1)	(3.2)
Total long-term debt, less unamortized debt issuance costs and discounts	1,009.4	939.4
Less: current installments of long-term debt(1)	(20.3)	(21.5)
Long-term debt and finance leases, less current installments	$989.1	$917.9
(1)Current installments of long-term debt consist of finance leases for the periods presented and are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 11 - Accrued and Other Liabilities for further details.
Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 29, 2022 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2023(1)	$300.0
2024	—
2025	350.0
2026	—
2027	271.3
Thereafter	—
$921.3

Footnote Index
(1)Obligations under our 3.875% notes, which will mature in May 2023, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
Revolving Credit Facility
On August 18, 2021, we amended our existing $1.0 billion revolving credit facility to an $800.0 million revolving credit facility to extend the maturity date and provide additional flexibility. During fiscal 2022, net borrowings of $100.0 million were drawn on the $800.0 million revolving credit facility. As of June 29, 2022, $528.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of June 29, 2022, our interest rate was 3.375% consisting of LIBOR of 1.625% plus the applicable margin of 1.750%.
During fiscal 2022, we incurred and capitalized $3.1 million of debt issuance costs associated with the new revolver, which are included in Other assets in the Consolidated Balance Sheets.
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
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of June 29, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants throughout fiscal 2023.

Footnote Index
11. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	June 29, 2022	June 30, 2021
Insurance	$23.5	$21.7
Property tax	23.3	22.4
Current installments of long-term debt and finance leases	20.3	21.5
Sales tax	14.4	23.2
Utilities and services	9.6	8.4
Interest	6.5	6.9
Other(1)	18.5	13.3
	$116.1	$117.4
(1)Other primarily consisted of accruals for banquet deposits for Maggiano’s events, contingent lease liabilities related to our lease guarantees, certain exit-related lease accruals, rent-related expenses, charitable donations, deferred franchise and development fees and other various accruals.
Other liabilities consist of the following:

	June 29, 2022	June 30, 2021
Insurance	$36.9	$35.0
Deferred franchise and development fees	9.2	10.4
Unrecognized tax benefits	3.0	3.5
Deferred payroll taxes(1)	—	27.2
Other	5.2	5.9
	$54.3	$82.0
(1)Deferred payroll taxes consisted of the employer portion of certain payroll related taxes that were deferred as allowed under the CARES Act. The first installment, due on December 31, 2021, was paid during the second quarter of fiscal 2022. The second installment, due on December 31, 2022, is classified within Accrued payroll in the Consolidated Balance Sheets.
12. STOCK-BASED COMPENSATION
Our shareholder approved stock-based compensation plans include the Stock Option and Incentive Plan for employees (“Employee Plan”) and the Stock Option and Incentive Plan for Non-Employee Directors and Consultants (collectively, the “Plans”). The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions. As of June 29, 2022, the total number of shares authorized for issuance to employees and non-employee directors and consultants under the Plans was 38.7 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Stock-based compensation expenses	$18.6	$16.4	$14.7
Tax benefit related to stock-based compensation expenses	3.9	3.0	2.5

Footnote Index
Stock Options
In fiscal 2019 and fiscal 2018, certain eligible employees under the Plans were granted performance stock options whose vesting is contingent upon meeting Company performance goals based on our annual earnings at the end of fiscal 2021 and fiscal 2022. Expenses for performance stock options are recognized using a graded-vesting schedule over the vesting period based upon management’s periodic estimates of the number of stock options that ultimately will vest. At the end of fiscal 2021, the first performance goal was met, resulting in the vesting of 0.4 million, or one-half, of the outstanding performance stock options. At the end of fiscal 2022, the second performance goal was not met, which will result in the forfeiture of the remaining 0.4 million performance stock options. The options have a contractual term to exercise of no later than August 31, 2025.
Stock options that do not contain a performance condition were also granted to eligible employees in fiscal 2020, consistent with prior year grants. No stock options were granted in fiscal 2022 or 2021. Expenses related to these stock options are recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 years. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
Stock option transactions during fiscal 2022 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at June 30, 2021	2.0	$38.74
Granted	—	—
Exercised	0.0	34.27
Forfeited or canceled	(0.1)	41.73
Stock options outstanding at June 29, 2022	1.9	$38.73	3.4	$0.2

Stock options exercisable at June 29, 2022	1.3	$39.21	3.2	$0.1
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, and the weighted average fair value of option grants:

	Fiscal Years Ended
	June 29, 2022(1)	June 30, 2021(1)	June 24, 2020
Weighted average fair values of option grants	n/a	n/a	$6.92
Expected volatility	n/a	n/a	33.4%
Risk-free interest rate	n/a	n/a	1.3%
Expected lives	n/a	n/a	5 years
Dividend yield	n/a	n/a	3.2%
(1)     No stock option awards were granted in fiscal 2022 or 2021.
Expected volatility and the expected life of stock options are based on historical experience. The risk-free rate is based on the yield of a United States Treasury Note with a term equal to the expected life of the stock options. The dividend yield is based on the most recent quarterly dividend per share declared and the closing stock price on the declaration date.

Footnote Index
As of June 29, 2022, unrecognized compensation expenses related to unvested stock options that are expected to vest totaled approximately $0.1 million and will be recognized over a weighted average period of 1.1 years. The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Intrinsic value of options exercised	$0.2	$9.8	$0.6
Tax benefit realized on options exercised	$0.0	2.4	0.1
Restricted Share Awards
Restricted share awards consist of performance shares, restricted stock and restricted stock units. In fiscal 2022, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our earnings at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the amount of earnings achieved as compared to the target amount. In fiscal 2021, certain eligible employees under the Plans were granted performance shares whose vesting is contingent upon the Company exceeding a specified level of annual earnings in any of fiscal 2022, fiscal 2023 or fiscal 2024. The number of shares that will vest varies depending on the fiscal year that the performance criteria is first met. In fiscal 2020, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our rate of earnings growth at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the rate of earnings growth achieved as compared to the target rate. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that ultimately will be issued.
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
Restricted share awards and restricted stock units granted to non-employee directors under the Plans are non-forfeitable and are expensed upon grant. Non-employee directors’ awards have variable distribution dates ranging from one year after grant to two years following departure from the Board.
Restricted share award transactions, including performance shares reflected at target, during fiscal 2022 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 30, 2021	1.2	$40.07
Granted	0.5	49.52
Vested	(0.3)	41.69
Forfeited	(0.1)	44.68
Restricted share awards outstanding at June 29, 2022	1.3	42.85

Footnote Index
As of June 29, 2022, unrecognized compensation expenses related to unvested restricted share awards that are expected to vest totaled approximately $15.5 million and will be recognized over a weighted average period of 1.7 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Fair value of restricted share awards vested	$18.1	$14.9	$6.6
13. SHAREHOLDERS’ DEFICIT
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
In the fourth quarter of fiscal 2020, our share repurchase program was suspended in response to the business downturn caused by the COVID-19 pandemic. In August 2021, our Board of Directors reinstated the share repurchase program, allowing for a total available repurchase authority of $300.0 million. In fiscal 2022, we repurchased 2.4 million shares of our common stock for $100.9 million, including 2.3 million shares purchased as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of June 29, 2022, approximately $204.0 million was available in the share repurchase program.
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In fiscal 2022 and fiscal 2021, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the applicable period. Restricted share award dividends were recorded in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
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
Definite Lived Assets Impairment
Definite lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During fiscal 2022, we impaired certain long-lived assets and operating lease assets primarily related to 30 underperforming Chili’s and two underperforming Maggiano’s restaurants. During fiscal 2021, we impaired certain long-lived assets and operating lease assets primarily related to 11 underperforming Chili’s and three underperforming Maggiano’s restaurants.

Footnote Index
We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Underperforming restaurants
Long-lived assets	$7.3	$2.6	$7.3	$2.6
Reacquired franchise rights assets	—	0.1	—	0.1
Operating lease assets	13.0	1.2	1.0	0.3
Finance lease assets	—	—	—	—
Total underperforming restaurants	$20.3	$3.9	$8.3	$3.0
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. Based on our annual reviews, in fiscal 2022 we determined there was a $0.2 million impairment and in fiscal 2021 we determined there was no impairment.
Chili’s Restaurant Acquisitions
During fiscal 2022, we completed the acquisition of 68 Chili’s restaurants from three former franchisees. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 2 - Chili’s Restaurant Acquisitions for further details.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows, refer to Note 10 - Debt for further details:

	June 29, 2022		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.7	$295.4	$299.3	$309.0
5.000% notes	348.2	329.0	347.5	369.3
Note Receivable
During fiscal 2018, we received an $18.0 million long-term note receivable as consideration related to the sale of our equity interest in the Chili’s joint venture in Mexico. In fiscal 2021, the note was amended to defer certain scheduled payments from calendar year 2021 to calendar years 2022 and 2023. We determined the fair value of the amended note based on an internally developed analysis relying on Level 3 inputs using a credit rating we assigned to the counterparty and comparable interest rates associated with similar debt instruments. As a result of this analysis, we believe the fair value continues to approximate the note receivable carrying value of $5.2 million as of June 29, 2022. The current portion of the note represents cash payments to be received over the next 12 months and

Footnote Index
is included within Accounts receivable, net while the long-term portion of the note is included within Other assets in the Consolidated Balance Sheets.
15. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Income taxes, net of (refunds)	$(4.7)	$9.7	$(7.2)
Interest, net of amounts capitalized	41.0	49.5	53.1
Non-cash investing and financing activities are as follows:

	Fiscal Years Ended
	June 29, 2022	June 30, 2021	June 24, 2020
Retirement of fully depreciated assets(1)	$133.4	$22.4	$32.3
Accrued capital expenditures	15.2	8.8	7.1
Dividends declared but not paid	—	—	1.2
(1)Fiscal 2022 included the retirement of fully depreciated assets no longer in use based on a periodic review performed during fiscal 2022.
16. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 29, 2022 and June 30, 2021, we have outstanding lease guarantees or are secondarily liable for $26.3 million and $29.2 million, respectively. These amounts represent the maximum potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2023 through fiscal 2032. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. These lessees are in communication with the landlords to defer or resolve payments. We recorded a $2.0 million and $1.5 million contingent loss, which represents the low end of our estimated range of losses, in fiscal 2022 and fiscal 2021, respectively, in Other (gains) and charges in the Consolidated Statements of Comprehensive Income related to these leases and lawsuits. As of June 29, 2022, we have contingent liabilities of $2.2 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets. We will continue to closely monitor this situation.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 29, 2022, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 11 months.

Footnote Index
Cyber Security Litigation
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data. We settled all claims from payment card companies related to this incident and do not expect material claims from payment card companies in the future.
In connection with this event, the Company was also named as a defendant in a putative class action lawsuit in the United States District Court for the Middle District of Florida (the “Litigation”) relating to this incident. In the Litigation, plaintiffs assert various claims at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief, and attorney’s fees and costs.
Oral argument of our appeal of the district court’s class certification order was held before the Eleventh Circuit Court of Appeals on June 8, 2022 in Jacksonville, Florida. We await the court’s ruling. In the interim, all matters at the district court have been stayed.
We believe we have defenses and intend to continue defending the Litigation. As such, as of June 29, 2022, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 29, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 29, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, refer to the sections entitled “Proposal 1 - Election of Directors - Information About Nominees”, “Information About the Board of Directors and Governance of the Company - Board Committees”, “Information about our Executive Officers”, and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For information about our executive and director compensation, refer to the section entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company - Director Compensation” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information about our security ownership of certain beneficial owners and management and related stockholder matters, refer to the sections “Stock Ownership of Certain Persons” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information about certain relationships and related transactions, refer to the section “Certain Relationships and Related Transactions” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.

For information about the independence of our non-management directors, refer to the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information about principal accountant fees and services, refer to the section “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 annual meeting of shareholders. We incorporate that information in this document by reference.
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
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture dated as of April 30, 2013 between Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture dated as of May 15, 2013 between the Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)
4(e)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
4(f)	Description of Registered Securities(6)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(7)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants(8)
10(c)	Credit Agreement dated August 18, 2021(9)
10(d)	First Amendment to Credit Agreement dated October 27, 2021(10)
10(e)	SVP Change in Control Agreement*
10(f)	Executive Severance Benefits Plan and Summary Plan Description*
10(g)	NEO Change in Control Severance Agreement(11)
10(h)	Registrant’s Performance Share Plan Description(6)
10(i)	Registrant’s Terms of Stock Option Award(6)
10(j)	Registrant’s Terms of Retention Stock Unit Award(6)
10(k)	Registrant’s Terms of Restricted Stock Unit Award(6)
10(l)	Registrant’s Terms of Special Equity Award(12)
10(m)	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(13)
10(n)	Registrant’s Fiscal 2021 Performance Share Plan(14)
10(o)	Registrant’s Terms of F21 Restricted Stock Unit Award(15)
10(p)	Form of Retention Bonus Award Letter(16)
10(q)	Employment Agreement between Registrant and Kevin Hochman*
10(r)	Transition Agreement between Registrant and Wyman T. Roberts*
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2022 is formatted in Inline XBRL
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
(6)Annual report on Form 10-K for year ended June 26, 2019
(7)Proxy Statement of Registrant filed on October 5, 2018
(8)Quarterly report on Form 10-Q for quarter ended December 28, 2005
(9)Current report on Form 8-K dated August 20, 2021
(10)Quarterly report on Form 10-Q for quarter ended September 29, 2021
(11)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(12)Annual report on Form 10-K for year ended June 28, 2017
(13)Annual report on Form 10-K for year ended June 24, 2020
(14)Current report on Form 8-K dated August 20, 2020
(15)Quarterly report on Form 10-Q for quarter ended September 23, 2020
(16)Current report on Form 8-K dated June 30, 2022
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 26, 2022	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 26, 2022:

Name	Title
/S/ KEVIN D. HOCHMAN	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Kevin D. Hochman

/S/ JOSEPH G. TAYLOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ RAMONA T. HOOD	Director
Ramona T. Hood

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade