Form 10-Q
period 2022-09-28
BRINKER INTERNATIONAL, INC
filed 2022-11-02
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 28, 2022: 44,031,628 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Revenues
Company sales	$946.1	$865.6
Franchise revenues	9.4	10.8
Total revenues	955.5	876.4
Operating costs and expenses
Food and beverage costs	289.5	234.3
Restaurant labor	330.6	304.9
Restaurant expenses	268.8	231.3
Depreciation and amortization	41.9	39.3
General and administrative	39.5	36.5
Other (gains) and charges	5.0	4.5
Total operating costs and expenses	975.3	850.8
Operating (loss) income	(19.8)	25.6
Interest expenses	12.3	12.5
Other income, net	(0.4)	(0.3)
(Loss) Income before income taxes	(31.7)	13.4
(Benefit) Provision for income taxes	(1.5)	0.2
Net (loss) income	$(30.2)	$13.2

Basic net (loss) income per share	$(0.69)	$0.29

Diluted net (loss) income per share	$(0.69)	$0.28

Basic weighted average shares outstanding	43.9	45.9

Diluted weighted average shares outstanding	43.9	47.0

Other comprehensive loss
Foreign currency translation adjustment	$(1.0)	$(0.4)
Other comprehensive loss	(1.0)	(0.4)
Comprehensive (loss) income	$(31.2)	$12.8
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 28, 2022	June 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$19.5	$13.5
Accounts receivable, net	57.6	66.4
Inventories	36.3	35.6
Restaurant supplies	55.4	55.5
Prepaid expenses	35.4	25.7
Income taxes receivable, net	5.6	4.5
Total current assets	209.8	201.2
Property and equipment, at cost
Land	43.4	43.4
Buildings and leasehold improvements	1,612.4	1,603.9
Furniture and equipment	802.4	793.0
Construction-in-progress	48.4	33.6
	2,506.6	2,473.9
Less accumulated depreciation and amortization	(1,683.5)	(1,657.2)
Net property and equipment	823.1	816.7
Other assets
Operating lease assets	1,152.1	1,160.5
Goodwill	194.8	195.1
Deferred income taxes, net	66.5	62.5
Intangibles, net	26.8	27.4
Other	20.7	21.0
Total other assets	1,460.9	1,466.5
Total assets	$2,493.8	$2,484.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$146.5	$134.3
Gift card liability	75.0	83.9
Accrued payroll	106.0	111.0
Operating lease liabilities	112.8	112.7
Other accrued liabilities	133.3	116.1
Total current liabilities	573.6	558.0
Long-term debt and finance leases, less current installments	1,020.8	989.1
Long-term operating lease liabilities, less current portion	1,141.1	1,151.1
Other liabilities	54.9	54.3
Commitments and contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.0 million shares outstanding at September 28, 2022, and 70.3 million shares issued and 43.8 million shares outstanding at June 29, 2022)	6.0	7.0
Additional paid-in capital	688.0	690.9
Accumulated other comprehensive loss	(6.3)	(5.3)
Accumulated deficit	(484.7)	(148.4)
Treasury stock, at cost (16.3 million shares at September 28, 2022, and 26.5 million shares at June 29, 2022)	(499.6)	(812.3)
Total shareholders’ deficit	(296.6)	(268.1)
Total liabilities and shareholders’ deficit	$2,493.8	$2,484.4
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Cash flows from operating activities
Net (loss) income	$(30.2)	$13.2
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	41.9	39.3
Stock-based compensation	4.7	4.3
Restructure and impairment charges	2.4	1.9
Net loss on disposal of assets	1.5	0.7
Other	0.4	1.5
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	6.1	12.7
Inventories	(1.1)	(0.3)
Restaurant supplies	0.0	(0.3)
Prepaid expenses	(9.7)	(4.6)
Operating lease assets, net of liabilities	(0.9)	8.1
Deferred income taxes, net	(4.1)	8.2
Other assets	0.0	0.1
Accounts payable	7.1	(12.7)
Gift card liability	(8.9)	(4.8)
Accrued payroll	(5.0)	(24.8)
Other accrued liabilities	18.7	7.7
Current income taxes	1.4	(9.1)
Other liabilities	0.3	(0.9)
Net cash provided by operating activities	24.6	40.2
Cash flows from investing activities
Payments for property and equipment	(46.7)	(37.3)
Proceeds from note receivable	1.1	—
Payments for franchise restaurant acquisitions	—	(47.5)
Proceeds from sale leaseback transactions, net of related expenses	—	20.5
Net cash used in investing activities	(45.6)	(64.3)
Cash flows from financing activities
Borrowings on revolving credit facility	135.0	285.0
Payments on revolving credit facility	(100.0)	(205.0)
Payments on long-term debt	(5.8)	(5.5)
Purchases of treasury stock	(2.0)	(39.6)
Payments of dividends	(0.2)	(0.8)
Payments for debt issuance costs	—	(3.0)
Proceeds from issuance of treasury stock	0.0	0.3
Net cash provided by financing activities	27.0	31.4
Net change in cash and cash equivalents	6.0	7.3
Cash and cash equivalents at beginning of period	13.5	23.9
Cash and cash equivalents at end of period	$19.5	$31.2
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 28, 2022 and June 29, 2022, and for the thirteen week periods ended September 28, 2022 and September 29, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Effective for the first quarter of fiscal 2023, we are presenting certain revenue streams related to gift cards, digital entertainment, Maggiano’s banquet service charges and delivery fees within Company sales to better align with the presentation used within the casual dining industry. Our presentation of Franchise revenues will now include only revenues related to the ongoing franchise-operated restaurants. Comparative figures in prior years have been adjusted to conform to the current year’s presentation. These reclassifications have no effect on Total revenues or Net income previously reported.
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. As of September 28, 2022, we owned, operated or franchised 1,645 restaurants, consisting of 1,182 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 countries and two United States territories.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 29, 2022 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
Foreign Currency Translation
The foreign currency translation adjustment included in Comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) represents the unrealized impact of translating the financial statements of our Canadian restaurants from Canadian dollars to United States dollars. This amount is not included in Net (loss) income and would only be realized upon disposition of our Canadian restaurants. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets (Unaudited).
Impact of COVID-19 Pandemic
The number of open dining rooms and the dining room capacity restrictions have fluctuated over the course of the COVID-19 pandemic based on state and local mandates and has resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021. Starting fiscal 2022, we have experienced limited product shortages and service disruptions in our supply chain, limited availability of labor to operate our restaurants due to a tight labor market and an increase in employee turnover. It is possible that supply chain and labor shortages or disruptions could continue or increase in future periods if demand for goods, transportation and labor remains high.

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
Impact of Inflation
During the first quarter of fiscal 2023, inflation did have a material impact on our operations. Increasing inflation could have a severe impact on the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If commodity pricing and labor costs increase significantly, we may not be able to adjust menu prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
New Accounting Standards Implemented in Fiscal 2023
We reviewed accounting pronouncements that became effective for our fiscal 2023 and determined that either they were not applicable or they did not have a material impact on the Consolidated Financial Statements (Unaudited). We also reviewed recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements (Unaudited).
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
The following table reflects the changes in deferred franchise and development fees between June 29, 2022 and September 28, 2022:

Deferred Franchise and Development Fees
Balance as of June 29, 2022	$10.1
Additions	0.7
Amount recognized to Franchise revenues	(0.3)
Balance as of September 28, 2022	$10.5

Footnote Index
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 28, 2022:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2023	$0.7
2024	0.9
2025	0.8
2026	0.8
2027	0.7
Thereafter	6.6
$10.5
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 29, 2022 and September 28, 2022:

Gift Card Liability
Balance as of June 29, 2022	$83.9
Gift card sales	17.1
Gift card redemptions recognized to Company sales	(23.8)
Gift card breakage recognized to Company sales	(2.8)
Other	0.6
Balance as of September 28, 2022	$75.0
3. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Restaurant closure charges	$1.5	$0.2
Enterprise system implementation costs	1.0	0.6
Remodel-related costs	0.8	1.5
Lease modification gain, net	(0.7)	—
Other	2.4	2.2
	$5.0	$4.5
Restaurant closure charges related to closure costs and leases associated with certain closed Chili’s restaurants for all periods presented.
Enterprise system implementation costs primarily consisted of consulting fees and subscription fees related to the ongoing enterprise system implementation for all periods presented.
Remodel-related costs related to existing fixed asset write-offs associated with the ongoing Chili’s and Maggiano’s remodel projects for all periods presented.
Lease modification gain, net related to the lease termination of certain Chili’s operating lease liabilities.

Footnote Index
4. INCOME TAXES

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Effective income tax rate	4.7%	1.5%
The federal statutory tax rate for the periods presented was 21.0%. Reconciliation between the statutory tax rate and the effective tax rate is as follows:

Thirteen Week Period Ended
September 28, 2022
Federal statutory tax rate	21.0%
FICA tip tax credit	(22.8)%
State income taxes, net of federal benefit	5.9%
Stock-based compensation tax shortfalls	0.7%
Other	(0.1)%
Effective income tax rate	4.7%
5. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing Net (loss) income by the Basic weighted average shares outstanding for the reporting period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net (loss) income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net (loss) income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Basic weighted average shares outstanding	43.9	45.9
Dilutive stock options	—	0.4
Dilutive restricted shares	—	0.7
Total dilutive impact	—	1.1
Diluted weighted average shares outstanding	43.9	47.0

Awards excluded due to anti-dilutive effect	2.8	0.0
6. SEGMENT INFORMATION
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

Footnote Index
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery income, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating (loss) income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, property and equipment maintenance, utilities, delivery fees, supplies, credit card processing fees, property taxes, supervision expenses, and worker’s comp and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 28, 2022
	Chili’s	Maggiano’s	Other	Consolidated
Company sales	$840.6	$105.5	$—	$946.1
Franchise revenues	9.3	0.1	—	9.4
Total revenues	849.9	105.6	—	955.5

Food and beverage costs	260.9	28.6	—	289.5
Restaurant labor	294.4	36.2	—	330.6
Restaurant expenses	236.9	31.7	0.2	268.8
Depreciation and amortization	36.0	3.2	2.7	41.9
General and administrative	9.5	2.5	27.5	39.5
Other (gains) and charges	3.0	0.5	1.5	5.0
Total operating costs and expenses	840.7	102.7	31.9	975.3
Operating income (loss)	9.2	2.9	(31.9)	(19.8)
Interest expenses	1.0	0.1	11.2	12.3
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$8.2	$2.8	$(42.7)	$(31.7)

Segment assets	$2,127.4	$220.0	$146.4	$2,493.8
Segment goodwill	156.4	38.4	—	194.8
Payments for property and equipment	42.7	1.9	2.1	46.7

Footnote Index

	Thirteen Week Period Ended September 29, 2021
	Chili’s(1)	Maggiano’s	Other	Consolidated
Company sales(2)	$776.9	$88.7	$—	$865.6
Franchise revenues(2)	10.7	0.1	—	10.8
Total revenues	787.6	88.8	—	876.4

Food and beverage costs	213.4	20.9	—	234.3
Restaurant labor	273.5	31.4	—	304.9
Restaurant expenses	204.6	26.6	0.1	231.3
Depreciation and amortization	33.0	3.4	2.9	39.3
General and administrative	8.0	2.0	26.5	36.5
Other (gains) and charges	2.8	0.2	1.5	4.5
Total operating costs and expenses	735.3	84.5	31.0	850.8
Operating income (loss)	52.3	4.3	(31.0)	25.6
Interest expenses	1.4	0.1	11.0	12.5
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$51.0	$4.2	$(41.8)	$13.4

Payments for property and equipment	$33.7	$1.9	$1.7	$37.3
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the fair values of assets related to the 68 restaurants purchased from three former franchisees subsequent to the acquisition dates. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
(2)Certain changes in presentation have been made to fiscal 2022 revenue amounts to enhance comparability to the fiscal 2023 presentation. These reclassifications have no effect on Total revenues or Net income previously reported. Refer to Note 1 - Basis of Presentation for further details.
7. FAIR VALUE MEASUREMENTS
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
Non-Financial Assets Measured on a Non-Recurring Basis
We review the carrying amounts of long-lived property and equipment including finance lease assets, operating lease assets, reacquired franchise rights and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the periods presented.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks. Intangibles, net included accumulated amortization associated with definite-lived intangible assets at September 28, 2022 and June 29, 2022, of $13.2 million and $12.6 million, respectively.

Footnote Index
Definite Lived Assets Impairment
Definite lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During the thirteen week periods ended September 28, 2022 and September 29, 2021, no indicators of impairment were identified.
Indefinite Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. During the thirteen week periods ended September 28, 2022 and September 29, 2021, no indicators of impairment were identified.
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
Related to the qualitative assessment, changes in circumstances existing at the measurement date or at other times in the future, such as declines in our market capitalization, as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry could result in an impairment loss of all or a portion of our goodwill. We performed our annual goodwill impairment analysis in the second quarter of fiscal 2022 using a qualitative approach based on these factors and no indicators of impairment were identified. During the thirteen week period ended September 28, 2022, management concluded that no triggering event occurred.
Chili’s Restaurant Acquisitions
In fiscal 2022, we completed the acquisition of 68 Chili’s restaurants from three former franchisees. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	September 28, 2022		June 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.8	$297.0	$299.7	$295.4
5.000% notes	348.4	338.3	348.2	329.0

Footnote Index
8. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
Lease Amounts Included in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
The components of lease expenses included in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Operating lease expenses (amortization and interest)	$45.1	$41.4
Variable lease cost	15.6	15.1
Finance lease amortization	5.2	5.6
Finance lease interest	1.1	1.6
Short-term lease cost	0.1	0.1
Sublease income	(0.9)	(1.1)
Total lease costs, net	$66.2	$62.7
Pre-Commencement Leases
As of the end of the first quarter of fiscal 2023, we have 11 pre-commencement leases for new Chili’s locations with undiscounted fixed payments of $15.8 million over the initial term. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
9. DEBT
Long-term debt consists of the following:

	September 28, 2022	June 29, 2022
Revolving credit facility	$306.3	$271.3
5.000% notes	350.0	350.0
3.875% notes(1)	300.0	300.0
Finance lease obligations	84.5	90.2
Total long-term debt and finance leases	1,040.8	1,011.5
Less: unamortized debt issuance costs and discounts	(1.8)	(2.1)
Total long-term debt, less unamortized debt issuance costs and discounts	1,039.0	1,009.4
Less: current installments of long-term debt and finance leases(2)	(18.2)	(20.3)
Long-term debt and finance leases, less current installments	$1,020.8	$989.1
(1)Obligations under our 3.875% notes, which will mature in May 2023, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 10 - Accrued and Other Liabilities for further details.

Footnote Index
Revolving Credit Facility
In the thirteen week period ended September 28, 2022, net borrowings of $35.0 million were drawn on our revolving credit facility. As of September 28, 2022, $493.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of September 28, 2022, our interest rate was 4.875% consisting of LIBOR of 3.125% plus the applicable margin of 1.750%.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of September 28, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2023.
10. ACCRUED AND OTHER LIABILITIES
Other accrued liabilities consist of the following:

	September 28, 2022	June 29, 2022
Property tax	$28.6	$23.3
Insurance	24.0	23.5
Current installments of long-term debt and finance leases	18.2	20.3
Sales tax	17.4	14.4
Interest	13.9	6.5
Utilities and services	10.2	9.6
Other(1)	21.0	18.5
	$133.3	$116.1
(1)Other primarily consists of guest deposits for Maggiano’s banquets, contingent lease liabilities related to our lease guarantees, rent-related accruals, charitable donations, deferred franchise and development fees, state income taxes payable and other various accruals. Refer to Note 13 - Contingencies for additional information about our lease guarantees.
Other liabilities consist of the following:

	September 28, 2022	June 29, 2022
Insurance	$37.0	$36.9
Deferred franchise and development fees	9.6	9.2
Unrecognized tax benefits	3.0	3.0
Other	5.3	5.2
	$54.9	$54.3

Footnote Index
11. SHAREHOLDERS’ DEFICIT
The changes in Total shareholders’ deficit during the thirteen week periods ended September 28, 2022 and September 29, 2021, respectively, were as follows:

	Thirteen Week Period Ended September 28, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	—
Retirement of common stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)

	Thirteen Week Period Ended September 29, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balances at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)
Retirement of Common Stock
During the thirteen week period ended September 28, 2022, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of September 28, 2022, 16.3 million shares remain in treasury.
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
In August 2021, our Board of Directors reinstated our share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirteen week period ended September 28, 2022, we repurchased 0.1 million shares of our common stock for $2.0 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of September 28, 2022, approximately $204.0 million was available under our share repurchase authorizations.

Footnote Index
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Restricted share awards
Restricted share awards granted	0.5	0.4
Weighted average fair value per share	$28.42	$53.76
Dividends
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to liquidity needs created by the COVID-19 pandemic. In the thirteen week periods ended September 28, 2022 and September 29, 2021, dividends paid were solely related to the accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Income taxes, net	$1.1	$1.9
Interest, net of amounts capitalized	3.9	3.1
Non-cash operating, investing and financing activities are as follows:

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Operating lease additions(1)	$23.6	$60.0
Finance lease additions	0.2	8.9
Accrued capital expenditures	20.3	6.2
Retirement of fully depreciated assets	10.3	7.9
(1)The thirteen week period ended September 29, 2021 primarily included operating lease additions associated with the 23 restaurants purchased from a former franchisee. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 28, 2022 and June 29, 2022, we have outstanding lease guarantees or are secondarily liable for an estimated $24.6 million and $26.3 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2023 through fiscal 2032.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by a

Footnote Index
franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. As of September 28, 2022, we have contingent liabilities of $2.0 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited).
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 28, 2022, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 12 months.
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
Oral argument of our appeal of the district court’s class certification order was held before the Eleventh Circuit Court of Appeals on June 8, 2022 in Jacksonville, Florida. We await the court’s ruling. In the interim, all matters at the district court have been stayed. We believe we have defenses and intend to continue defending the Litigation. As such, as of September 28, 2022, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
14. FISCAL 2022 CHILI’S RESTAURANT ACQUISITIONS
During fiscal 2022, we completed three acquisitions of certain assets and liabilities related to previously franchised Chili’s locations, as follows:
•Mid-Atlantic Region Acquisition - On September 2, 2021, we acquired 23 previously franchised Chili’s restaurants located in the Mid-Atlantic region of the United States for a total purchase price of $47.7 million, including post-closing adjustments. The acquisition was funded with borrowings from our existing credit facility and proceeds from a sale leaseback transaction completed simultaneously with the acquisition.
•Great Lakes Region Acquisition - On October 31, 2021, we acquired 37 previously franchised Chili’s restaurants located in the Great Lakes and Northeast region of the United States for a total purchase price of $57.1 million, including post-closing adjustments, funded with borrowings from our existing credit facility.

Footnote Index
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

	Mid-Atlantic Region	Great Lakes Region
	Fair Value September 2, 2021	Fair Value October 31, 2021
Current assets	$1.4	$2.1
Property and equipment	46.2	43.6
Operating lease assets	23.6	47.8
Reacquired franchise rights(1)	4.7	4.6
Goodwill(2)	—	7.2
Current liabilities	(1.4)	(1.4)
Finance lease liabilities, less current portion	(3.7)	—
Operating lease liabilities, less current portion	(23.1)	(46.8)
Net assets acquired(3)	$47.7	$57.1
(1)Reacquired franchise rights related to the Mid-Atlantic Region acquisition and Great Lakes Region acquisition both have weighted average amortization periods of approximately 15 years.
(2)Goodwill is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, including sales and unit growth opportunities, and the benefit of the assembled workforce of the acquired restaurants.
(3)Net assets acquired at fair value related to the Mid-Atlantic Region acquisition are equal to the total purchase price of $48.0 million, less $0.3 million of closing adjustments. Net assets acquired at fair value related to the Great Lakes Region acquisition are equal to the total purchase price of $56.0 million, plus $1.1 million of closing adjustments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 28, 2022 and September 29, 2021, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. As of September 28, 2022, we owned, operated or franchised 1,645 restaurants, consisting of 1,182 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Impact of COVID-19 Pandemic
The number of open dining rooms and the dining room capacity restrictions fluctuated over the course of the COVID-19 pandemic based on state and local mandates and resulted in significant adverse impacts to our guest traffic and sales primarily in fiscal 2021. Starting in fiscal 2022, we experienced limited product shortages and service disruptions in our supply chain, limited availability of labor to operate our restaurants due to a tight labor market, and an increase in employee turnover. It is possible that supply chain and labor shortages or disruptions could continue or increase in future periods if demand for goods, transportation and labor remains high. Additional impacts to the business may arise that we are not aware of currently. We will continue to closely monitor and adapt to the evolving situation.
Impact of Inflation
During the first quarter of fiscal 2023, inflation did have a material impact on our operations. Increasing inflation could have a severe impact on the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If commodity pricing and labor costs increase significantly, we may not be able to adjust menu prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
Operations Strategy
We are committed to strategies and a Company culture that we believe will grow sales, increase profits, bring back guests and engage team members. Our strategies and culture are intended to strengthen our position in casual dining and grow our core business over time. Our primary brand strategy is to make our guests feel special through a fun atmosphere, delicious food and drinks, with quality service so that our guests return to our restaurants.
Guest Engagement Through Technology - We have invested in our technology and off-premise options as more guests are opting for To-Go and delivery. During fiscal 2022, we expanded partnerships with third-party delivery companies, and Chili’s, Maggiano’s, and It’s Just Wings brands are currently available on DoorDash, Uber Eats, and Grubhub. Orders to these third-party delivery companies are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices provide functionality for guests to pay at the table, order or re-order, engage in digital entertainment, to provide guest feedback and interact with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for these guests based on their purchase behavior.
Chili’s - Chili’s strategy is to differentiate from our competitors with a flexible platform of value offerings at both lunch and dinner and we are committed to offering consistent, quality products at a price point that is compelling to our guests. During fiscal 2022, we discontinued the 3 for $10.99 platform and replaced it with 3 for Me, a flexible value bundle providing guests an unbeatable everyday value, while allowing us to be more flexible in terms of pricing, in light of the inflationary challenges. Guests can order customized meals inclusive of a non-alcoholic drink, appetizer and entrée starting at just $10.99. The bundle can be augmented with a premium appetizer, dessert, or alcoholic beverage, each for just $2.49 extra. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
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
Virtual Brands - We have invested in virtual brands, restaurant-like menu offerings that are only available for purchase digitally, to drive restaurant traffic and sales growth at both Chili’s and Maggiano’s. Our virtual brands have enabled us to capitalize on the growth in off-premise dining and to leverage excess kitchen capacity in our existing restaurant infrastructure, while adding minimal complexity in our restaurants’ kitchens.
It’s Just Wings, launched at the end of fiscal 2020, is an offering consisting of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items inspired by the menu of Maggiano’s Little Italy including several appetizers, salads, pastas, entrées, mac & cheese and hand pies.
These brands are available for purchase through our third party service providers including DoorDash, UberEats, Google Food Ordering and the brand-specific websites itsjustwings.com and maggianosclassics.com. The operating results for the virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening three restaurants for the thirteen week period ended September 28, 2022. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.

Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 28, 2022 and September 29, 2021, respectively, total full year projected openings in fiscal 2023 and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 28, 2022	September 29, 2021	Fiscal 2023	September 28, 2022	September 29, 2021
Company-owned restaurants
Chili’s domestic	—	1	17	1,126	1,088
Chili’s international	—	—	—	5	5
Maggiano’s domestic	—	—	—	51	52
Total Company-owned	—	1	17	1,182	1,145
Franchise restaurants
Chili’s domestic	1	—	1-2	102	146
Chili’s international	2	3	16-20	359	357
Maggiano’s domestic	—	—	—	2	2
Total franchise	3	3	17-22	463	505
Total restaurants
Chili’s domestic	1	1	18-19	1,228	1,234
Chili’s international	2	3	16-20	364	362
Maggiano’s domestic	—	—	—	53	54
Total	3	4	34-39	1,645	1,650
Relocations are not included in the table above. We plan to relocate one Chili’s domestic Company-owned restaurant during the remainder of fiscal 2023.
At September 28, 2022, we own property for 51 of the 1,182 Company-owned restaurants and two closed restaurants. The net book values associated with these restaurants included land of $43.4 million and buildings of $14.1 million.
Revenues
Thirteen Week Period Ended September 28, 2022 compared to September 29, 2021
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery income, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 29, 2021	$787.6	$88.8	$876.4
Change from:
Comparable restaurant sales	28.5	15.3	43.8
Restaurant acquisitions(1)	33.7	—	33.7
Restaurant openings	2.6	—	2.6
Maggiano's banquet income	—	1.1	1.1
Gift card discount costs	0.3	0.1	0.4
Gift card breakage	0.4	—	0.4
Digital entertainment revenues	0.4	—	0.4
Delivery service fee income	(0.9)	0.1	(0.8)
Restaurant closures	(1.3)	0.2	(1.1)
Company sales	63.7	16.8	80.5
Franchise revenues(2)	(1.4)	—	(1.4)
Thirteen Week Period Ended September 28, 2022	$849.9	$105.6	$955.5
(1)We acquired 23 Chili’s restaurants on September 2, 2021, 37 Chili’s restaurants on October 31, 2021, six Chili’s restaurants on February 1, 2022 and two Chili’s restaurants on May 5, 2022 from three franchisees. The revenues generated by these restaurants since the date of the acquisitions are included in Company sales for the thirteen week period ended September 28, 2022.
(2)Our Chili’s and Maggiano’s franchisees generated sales of approximately $203.3 million and $2.4 million respectively for the thirteen week period ended September 28, 2022 compared to $211.9 million and $1.9 million respectively in sales for the thirteen week period ended September 29, 2021.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 28, 2022 compared to September 29, 2021:

	Percentage Change in the Thirteen Week Period Ended September 28, 2022 versus September 29, 2021
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	5.3%	7.2%	3.0%	(4.9)%	5.2%
Chili’s	3.8%	7.4%	3.0%	(6.6)%	5.4%
Maggiano’s	18.2%	5.8%	3.1%	9.3%	0.0%
Franchise(4)	6.6%
U.S.	0.6%
International	10.4%
Chili’s domestic(5)	3.4%
System-wide(6)	5.5%

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

(3)Restaurant Capacity is measured by sales weeks and is calculated based on comparable periods year-over-year, including the effect of the acquisitions completed during fiscal 2022.
(4)Chili’s and Maggiano’s franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Franchise Comparable Restaurant Sales provides investors relevant information regarding total brand performance.
(5)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(6)System-wide Comparable Restaurant Sales are derived from sales generated by Chili’s and Maggiano’s Company-owned and franchise-operated restaurants.
Costs and Expenses
Thirteen Week Period Ended September 28, 2022 compared to September 29, 2021
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 28, 2022		September 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$289.5	30.7%	$234.3	27.1%	$(55.2)	(3.6)%
Restaurant labor	330.6	34.9%	304.9	35.2%	(25.7)	0.3%
Restaurant expenses	268.8	28.4%	231.3	26.7%	(37.5)	(1.7)%
Depreciation and amortization	41.9		39.3		(2.6)
General and administrative	39.5		36.5		(3.0)
Other (gains) and charges	5.0		4.5		(0.5)
Interest expenses	12.3		12.5		0.2
Other income, net	(0.4)		(0.3)		0.1
As a percentage of Company sales:
•Food and beverage costs increased 3.6%, including 5.9% of higher poultry, meat and other commodity costs due to supply chain constraints and inflationary pressures, partially offset by 2.1% of increased menu pricing and 0.2% of favorable menu item mix.
•Restaurant labor decreased 0.3%, including 1.7% of sales leverage, partially offset by 0.7% of increased manager salaries rates and headcount and 0.7% of increased hourly wage rates.
•Restaurant expenses increased 1.7%, driven by 0.8% of higher delivery fee expenses, 0.5% of higher utilities expenses, 0.5% of higher repairs and maintenance expenses, 0.2% of higher rent expenses, 0.2% of higher workers’ compensation and general liability insurance, 0.2% of higher supplies and 0.5% of higher other restaurant expenses, These increases were partially offset by 1.0% of sales leverage and 0.2% of lower advertising expenses.

Depreciation and amortization increased $2.6 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 29, 2021	$39.3
Change from:
Additions for existing and new restaurant assets	5.3
Acquisition of Chili’s restaurants(1)	2.3
Corporate assets	0.5
Retirements and fully depreciated restaurant assets	(5.0)
Finance leases	(0.5)
Thirteen Week Period Ended September 28, 2022	$41.9
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.
General and administrative expenses increased $3.0 million as follows:

General and Administrative
Thirteen Week Period Ended September 29, 2021	$36.5
Change from:
Performance-based compensation	1.0
Payroll-related expenses	0.9
Recruiting	0.4
Professional fees	(1.1)
Other	1.8
Thirteen Week Period Ended September 28, 2022	$39.5
Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Restaurant closure charges	$1.5	$0.2
Enterprise system implementation costs	1.0	0.6
Remodel-related costs	0.8	1.5
Lease modification gain, net	(0.7)	—
Other	2.4	2.2
	$5.0	$4.5
Income Taxes

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Effective income tax rate	4.7%	1.5%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 28, 2022 and September 29, 2021.
The effective income tax rate in the thirteen week period ended September 28, 2022 increased compared to the thirteen week period ended September 29, 2021 creating a tax benefit due to negative Income before income taxes.

The increase in benefit is primarily due to the more favorable impact from the FICA tip tax credit, partially offset by the excess tax shortfalls associated with stock-based compensation.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 28, 2022 compared to September 29, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 28, 2022	September 29, 2021
Company sales	$840.6	$776.9	$63.7	8.2%
Franchise revenues	9.3	10.7	(1.4)	(13.1)%
Total revenues	$849.9	$787.6	$62.3	7.9%
Chili’s Total revenues increased 7.9% primarily due to price increases, favorable mix, the acquisition of 68 Chili’s restaurants in fiscal 2022 and four new restaurant openings, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 28, 2022		September 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$260.9	31.0%	$213.4	27.5%	$(47.5)	(3.5)%
Restaurant labor	294.4	35.0%	273.5	35.2%	(20.9)	0.2%
Restaurant expenses	236.9	28.2%	204.6	26.3%	(32.3)	(1.9)%
Depreciation and amortization	36.0		33.0		(3.0)
General and administrative	9.5		8.0		(1.5)
Other (gains) and charges	3.0		2.8		(0.2)
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 3.5%, including 5.9% of higher poultry, meat and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 2.1% of increased menu pricing and 0.3% of favorable menu item mix.
•Chili’s Restaurant labor decreased 0.2%, including 1.2% of sales leverage and 0.3% of lower other restaurant labor costs, partially offset by 0.9% of increased manager salary rates, headcount and bonus and 0.4% of increased hourly wage rates.
•Chili’s Restaurant expenses increased 1.9%, including 0.9% of higher delivery fee expenses, 0.5% of higher utilities expenses, 0.5% of higher repairs and maintenance expenses, 0.2% of higher rent expenses and 0.4% of higher other restaurant expenses, partially offset by 0.6% of sales leverage.

Chili’s Depreciation and amortization increased $3.0 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 29, 2021	$33.0
Change from:
Additions for existing and new restaurant assets	4.9
Acquisition of Chili’s restaurants(1)	2.3
Retirements and fully depreciated restaurant assets	(3.7)
Finance leases	(0.5)
Thirteen Week Period Ended September 28, 2022	$36.0
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.
Chili’s General and administrative increased $1.5 million as follows:

General and Administrative
Thirteen Week Period Ended September 29, 2021	$8.0
Change from:
Payroll-related expenses	0.5
Performance-based compensation	0.4
Stock-based compensation	(0.2)
Other	0.8
Thirteen Week Period Ended September 28, 2022	$9.5
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 28, 2022	September 29, 2021
Restaurant closure charges	$1.1	$0.2
Remodel-related costs	0.8	1.4
Lease modification gain, net	(0.7)	—
Other	1.8	1.2
	$3.0	$2.8
Maggiano’s Segment
Thirteen Week Period Ended September 28, 2022 compared to September 29, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 28, 2022	September 29, 2021
Company sales	$105.5	$88.7	$16.8	18.9%
Franchise revenues	0.1	0.1	—	—%
Total revenues	$105.6	$88.8	$16.8	18.9%
Maggiano’s Total revenues increased 18.9% primarily due to higher dining and banquet room traffic and increased menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 28, 2022		September 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$28.6	27.1%	$20.9	23.6%	$(7.7)	(3.5)%
Restaurant labor	36.2	34.3%	31.4	35.4%	(4.8)	1.1%
Restaurant expenses	31.7	30.1%	26.6	30.0%	(5.1)	(0.1)%
Depreciation and amortization	3.2		3.4		0.2
General and administrative	2.5		2.0		(0.5)
Other (gains) and charges	0.5		0.2		(0.3)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 3.5%, including 4.6% of higher seafood and other commodity costs resulting from supply chain constraints and inflationary pressures, partially offset by 0.9% of increased menu pricing and 0.2% of favorable menu item mix.
•Maggiano’s Restaurant labor decreased 1.1%, including 1.8% of sales leverage, 0.3% of lower manager bonus expenses and 0.2% of lower manager training, partially offset by 1.2% of higher manager salaries.
•Maggiano’s Restaurant expenses increased 0.1%, driven by higher expenses including 0.8% of delivery fees, 0.6% of utilities, 0.5% of repairs and maintenance expenses, 0.3% of supervision expenses and 1.6% of other restaurant expenses, partially offset by 3.7% of sales leverage.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 28, 2022	September 29, 2021
Net cash provided by operating activities	$24.6	$40.2	$(15.6)
Net cash provided by operating activities decreased due to a decrease in net income, partially offset by a decrease in payments of performance based compensation and bonuses in the current year and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 28, 2022	September 29, 2021
Cash flows from investing activities
Payments for property and equipment	$(46.7)	$(37.3)	$(9.4)
Proceeds from note receivable	1.1	—	1.1
Payments for franchise restaurant acquisitions	—	(47.5)	47.5
Proceeds from sale leaseback transactions, net of related expenses	—	20.5	(20.5)
Net cash used in investing activities	$(45.6)	$(64.3)	$18.7
Net cash used in investing activities decreased primarily due to $47.5 million of cash consideration paid in the prior year for the purchase of 23 Chili’s restaurants purchased from a former franchisee, partially offset by proceeds of

$20.5 million received from the sale leaseback transactions on six of the acquired restaurants. Additionally, capital expenditures increased in fiscal 2023 primarily for the construction of new restaurants.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 28, 2022	September 29, 2021
Cash flows from financing activities
Borrowings on revolving credit facility	$135.0	$285.0	$(150.0)
Payments on revolving credit facility	(100.0)	(205.0)	105.0
Payments on long-term debt	(5.8)	(5.5)	(0.3)
Purchases of treasury stock	(2.0)	(39.6)	37.6
Payments of dividends	(0.2)	(0.8)	0.6
Payments for debt issuance costs	—	(3.0)	3.0
Proceeds from issuance of treasury stock	0.0	0.3	(0.3)
Net cash provided by financing activities	$27.0	$31.4	$(4.4)
Net cash provided by financing activities decreased primarily due to $35.0 million of net borrowing activity in fiscal 2023 compared to $80.0 million of net borrowing activity in fiscal 2022 on the revolving credit facility, partially offset by a decrease in share repurchases in fiscal 2023.
Revolving Credit Facility
Net borrowings of $35.0 million were drawn during the thirteen week period ended September 28, 2022 on the revolving credit facility. As of September 28, 2022, $493.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of September 28, 2022, our interest rate was 4.875% consisting of LIBOR of 3.125% plus the applicable margin of 1.750%.
As of September 28, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. Refer to Note 9 - Debt for further information about our notes and revolving credit facility.
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
In August 2021, our Board of Directors reinstated our share repurchase program, allowing for a total available repurchase authority of $300.0 million. In the thirteen week period ended September 28, 2022, we repurchased 0.1 million shares of our common stock for $2.0 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. As of September 28, 2022, approximately $204.0 million was available under our share repurchase authorizations.
Dividend Program
In the fourth quarter of fiscal 2020, our Board of Directors voted to suspend the quarterly cash dividend in response to the liquidity needs created by the COVID-19 pandemic. In the thirteen week periods ended September 28, 2022 and September 29, 2021, dividends paid were solely related to the previously accrued dividends for restricted share awards that were granted prior to the suspension and vested in the period. Restricted share award dividends are accrued in Other accrued liabilities for the current portion to vest within 12 months, and Other liabilities for the portion that will vest after one year.
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
Off-Balance Sheet Arrangements
We have entered into certain pre-commencement leases as disclosed in Note 8 - Leases and have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 13 - Contingencies, in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report. Other than these items, we do not have any off-balance sheet arrangements.
Critical Accounting Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022.
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended September 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of general economic conditions, including inflation, on economic activity and on our operations; the impact of the COVID-19 pandemic, the crisis in Ukraine and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our and our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (ESG) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; health epidemics or pandemics (such as COVID-19); tax reform; inadequate insurance coverage and limitations imposed by our credit agreements
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 13 - Contingencies in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2022, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
During the thirteen week period ended September 28, 2022, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2021, our Board of Directors reinstated our share repurchase program, allowing for a total available repurchase authority of $300.0 million.
During the thirteen week period ended September 28, 2022, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
June 30, 2022 through August 3, 2022	—	$—	—	$204.0
August 4, 2022 through August 31, 2022	0.1	27.47	—	204.0
September 1, 2022 through September 28, 2022	—	—	—	204.0
Total	0.1	27.47	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 28, 2022, 73,354 shares were tendered by team members at an average price of $27.47.
(2)The final amount shown is as of September 28, 2022.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 28, 2022 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: November 2, 2022	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: November 2, 2022	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)