Form 10-Q
period 2022-12-28
BRINKER INTERNATIONAL, INC
filed 2023-02-01
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 27, 2023: 44,062,888 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) - Thirteen and Twenty-Six Week Periods Ended December 28, 2022 and December 29, 2021	3
Consolidated Balance Sheets - December 28, 2022 (Unaudited) and June 29, 2022	4
Consolidated Statements of Cash Flows (Unaudited) - Twenty-Six Week Periods Ended December 28, 2022 and December 29, 2021	5
Consolidated Statements of Shareholders’ Deficit (Unaudited) - Twenty-Six Week Periods Ended December 28, 2022 and December 29, 2021	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION	36
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5. Other Information	37
Item 6. Exhibits	38
SIGNATURES	39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Revenues
Company sales	$1,009.4	$915.8	$1,955.5	$1,781.4
Franchise revenues	9.6	10.0	19.0	20.8
Total revenues	1,019.0	925.8	1,974.5	1,802.2
Operating costs and expenses
Food and beverage costs	289.4	252.8	578.9	487.1
Restaurant labor	334.6	315.4	665.2	620.3
Restaurant expenses	268.4	236.7	537.2	468.0
Depreciation and amortization	41.8	41.6	83.7	80.9
General and administrative	35.6	33.1	75.1	69.6
Other (gains) and charges	8.5	6.4	13.5	10.9
Total operating costs and expenses	978.3	886.0	1,953.6	1,736.8
Operating income	40.7	39.8	20.9	65.4
Interest expenses	13.9	11.2	26.2	23.7
Other income, net	(0.3)	(0.5)	(0.7)	(0.8)
(Loss) Income before income taxes	27.1	29.1	(4.6)	42.5
(Benefit) Provision for income taxes	(0.8)	1.5	(2.3)	1.7
Net (loss) income	$27.9	$27.6	$(2.3)	$40.8

Basic net (loss) income per share	$0.63	$0.61	$(0.05)	$0.90

Diluted net (loss) income per share	$0.62	$0.60	$(0.05)	$0.88

Basic weighted average shares outstanding	44.0	45.1	44.0	45.5

Diluted weighted average shares outstanding	44.8	45.9	44.0	46.4

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$(0.1)	$(0.9)	$(0.5)
Other comprehensive income (loss)	0.1	(0.1)	(0.9)	(0.5)
Comprehensive (loss) income	$28.0	$27.5	$(3.2)	$40.3
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 28, 2022	June 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$14.7	$13.5
Accounts receivable, net	92.0	66.4
Inventories	36.9	35.6
Restaurant supplies	55.6	55.5
Prepaid expenses	34.7	25.7
Income taxes receivable, net	3.3	4.5
Total current assets	237.2	201.2
Property and equipment, at cost
Land	44.2	43.4
Buildings and leasehold improvements	1,623.4	1,603.9
Furniture and equipment	750.6	793.0
Construction-in-progress	50.5	33.6
	2,468.7	2,473.9
Less accumulated depreciation and amortization	(1,641.8)	(1,657.2)
Net property and equipment	826.9	816.7
Other assets
Operating lease assets	1,142.9	1,160.5
Goodwill	194.8	195.1
Deferred income taxes, net	72.6	62.5
Intangibles, net	25.9	27.4
Other	19.3	21.0
Total other assets	1,455.5	1,466.5
Total assets	$2,519.6	$2,484.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$142.2	$134.3
Gift card liability	105.8	83.9
Accrued payroll	91.3	111.0
Operating lease liabilities	112.2	112.7
Other accrued liabilities	122.0	116.1
Total current liabilities	573.5	558.0
Long-term debt and finance leases, less current installments	1,023.3	989.1
Long-term operating lease liabilities, less current portion	1,133.1	1,151.1
Other liabilities	57.2	54.3
Commitments and contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.0 million shares outstanding at December 28, 2022, and 70.3 million shares issued and 43.8 million shares outstanding at June 29, 2022)	6.0	7.0
Additional paid-in capital	688.7	690.9
Accumulated other comprehensive loss	(6.2)	(5.3)
Accumulated deficit	(456.8)	(148.4)
Treasury stock, at cost (16.3 million shares at December 28, 2022, and 26.5 million shares at June 29, 2022)	(499.2)	(812.3)
Total shareholders’ deficit	(267.5)	(268.1)
Total liabilities and shareholders’ deficit	$2,519.6	$2,484.4
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Cash flows from operating activities
Net (loss) income	$(2.3)	$40.8
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	83.7	80.9
Stock-based compensation	5.9	9.9
Restructure and impairment charges	7.2	5.4
Net loss on disposal of assets	2.1	1.6
Other	0.9	2.1
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	(28.4)	(24.6)
Inventories	(2.0)	(2.7)
Restaurant supplies	(0.4)	(0.5)
Prepaid expenses	(9.2)	(5.0)
Operating lease assets, net of liabilities	(1.5)	6.4
Deferred income taxes, net	(10.3)	(2.8)
Other assets	(0.1)	(0.1)
Accounts payable	5.0	(5.7)
Gift card liability	22.0	28.0
Accrued payroll	(20.2)	(49.0)
Other accrued liabilities	9.3	6.3
Current income taxes	4.0	16.4
Other liabilities	2.3	0.0
Net cash provided by operating activities	68.0	107.4
Cash flows from investing activities
Payments for property and equipment	(95.3)	(74.1)
Proceeds from note receivable	2.1	—
Payments for franchise restaurant acquisitions	—	(104.5)
Proceeds from sale leaseback transactions, net of related expenses	—	20.5
Net cash used in investing activities	(93.2)	(158.1)
Cash flows from financing activities
Borrowings on revolving credit facility	280.0	487.5
Payments on revolving credit facility	(240.0)	(355.0)
Payments on long-term debt	(11.3)	(11.7)
Purchases of treasury stock	(2.1)	(74.7)
Payments of dividends	(0.2)	(1.0)
Payments for debt issuance costs	—	(3.1)
Proceeds from issuance of treasury stock	0.0	0.4
Net cash provided by financing activities	26.4	42.4
Net change in cash and cash equivalents	1.2	(8.3)
Cash and cash equivalents at beginning of period	13.5	23.9
Cash and cash equivalents at end of period	$14.7	$15.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
(In millions)

	Twenty-Six Week Period Ended December 28, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	—
Retirement of stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends	—	—	—	—	—	—
Stock-based compensation	—	1.2	—	—	—	1.2
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.5)	—	0.5	—	0.0
Balances at December 28, 2022	$6.0	$688.7	$(456.8)	$(499.2)	$(6.2)	$(267.5)

	Twenty-Six Week Period Ended December 29, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balances at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)
Net income	—	—	27.6	—	—	27.6
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	5.6	—	—	—	5.6
Purchases of treasury stock	—	0.0	—	(35.1)	—	(35.1)
Issuances of treasury stock	—	(1.3)	—	1.4	—	0.1
Balances at December 29, 2021	$7.0	$683.7	$(225.3)	$(787.6)	$(5.2)	$(327.4)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index

1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of December 28, 2022 and June 29, 2022, and for the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. As of December 28, 2022, we owned, operated or franchised 1,648 restaurants, consisting of 1,182 Company-owned restaurants and 466 franchised restaurants, located in the United States, 28 countries and two United States territories.
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
COVID-19 Pandemic and Other Impacts to Our Operating Environment
During fiscal 2022, increasing COVID-19 cases in the United States, including the Omicron variant, significantly impacted our guest traffic and sales. Many of our restaurants had face mask requirements and some of our restaurants had proof of vaccination requirements, for our customers, team members or both. During fiscal 2022 and fiscal 2023, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and

Footnote Index
vaccine mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
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
The following table reflects the changes in deferred franchise and development fees between June 29, 2022 and December 28, 2022:

Deferred Franchise and Development Fees
Balance as of June 29, 2022	$10.1
Additions	1.7
Amount recognized to Franchise revenues	(0.5)
Balance as of December 28, 2022	$11.3
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 28, 2022:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2023	$0.4
2024	0.9
2025	0.8
2026	0.8
2027	0.7
Thereafter	7.7
$11.3

Footnote Index
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 29, 2022 and December 28, 2022:

Gift Card Liability
Balance as of June 29, 2022	$83.9
Gift card sales	80.3
Gift card redemptions recognized to Company sales	(50.2)
Gift card breakage recognized to Company sales	(6.6)
Other	(1.6)
Balance as of December 28, 2022	$105.8
3. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Restaurant closure charges	$3.3	$0.3	$4.8	$0.5
Severance and other benefit charges	2.4	—	2.9	—
Loss from natural disasters, net of (insurance recoveries)	1.1	0.2	0.9	0.8
Enterprise system implementation costs	1.0	0.3	2.0	0.9
Remodel-related costs	0.2	1.6	1.0	3.1
Lease contingencies	—	2.9	—	2.9
Other	0.5	1.1	1.9	2.7
	$8.5	$6.4	$13.5	$10.9
•Restaurant closure charges relates to closure costs and leases associated with certain closed Chili’s restaurants for all periods presented and one closed Maggiano’s in the first quarter of fiscal 2023.
•Severance and other benefit charges relates to changes in our management team and organizational structure.
•Loss from natural disasters, net of (insurance recoveries) in the current year primarily consists of costs incurred related to Hurricane Ian and the Winter Storm in December 2022.
•Enterprise system implementation costs primarily consists of consulting fees and subscription fees related to the ongoing enterprise system implementation for all periods presented.
•Remodel-related costs relates to existing fixed asset write-offs associated with the ongoing Chili’s and Maggiano’s remodel projects for all periods presented.
•Lease contingencies in the prior year were recorded for potential lease defaults on certain lease guarantees and subleases.

Footnote Index
4. INCOME TAXES

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Effective income tax rate	(3.0)%	5.2%	50.0%	4.0%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021.
The change in the effective income tax rate in the twenty-six week period ended December 28, 2022 to the twenty-six week period ended December 29, 2021, is primarily due to lower Income before income taxes and leverage of the FICA tip credit, partially offset by the excess tax shortfalls associated with stock-based compensation.
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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Basic weighted average shares outstanding	44.0	45.1	44.0	45.5
Dilutive stock options(1)	0.0	0.2	—	0.3
Dilutive restricted shares(1)	0.8	0.6	—	0.6
Total dilutive impact	0.8	0.8	—	0.9
Diluted weighted average shares outstanding	44.8	45.9	44.0	46.4

Awards excluded due to anti-dilutive effect	1.4	0.9	2.8	0.5
(1)Due to the net loss for the twenty-six week period ended December 28, 2022, zero incremental shares are included because the effect would be anti-dilutive.
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

Footnote Index
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily included restaurant rent, supplies, repair and maintenance expenses, delivery fees, utilities, credit card processing fees, property taxes, and workers’ compensation and general liability expenses.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 28, 2022
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$869.3	$140.1	$—	$1,009.4
Franchise revenues	9.4	0.2	—	9.6
Total revenues	878.7	140.3	—	1,019.0

Food and beverage costs	253.7	35.7	—	289.4
Restaurant labor	292.3	42.3	—	334.6
Restaurant expenses	234.1	34.2	0.1	268.4
Depreciation and amortization	36.0	3.3	2.5	41.8
General and administrative	8.5	1.5	25.6	35.6
Other (gains) and charges	5.7	0.3	2.5	8.5
Total operating costs and expenses	830.3	117.3	30.7	978.3
Operating income (loss)	48.4	23.0	(30.7)	40.7
Interest expenses	0.9	0.1	12.9	13.9
Other income, net	—	—	(0.3)	(0.3)
Income (loss) before income taxes	$47.5	$22.9	$(43.3)	$27.1

	Thirteen Week Period Ended December 29, 2021
	Chili's(1)	Maggiano's	Corporate	Consolidated
Company sales(2)	$798.4	$117.4	$—	$915.8
Franchise revenues(2)	9.8	0.2	—	10.0
Total revenues	808.2	117.6	—	925.8

Food and beverage costs	224.8	28.0	—	252.8
Restaurant labor	277.6	37.8	—	315.4
Restaurant expenses	205.0	31.5	0.2	236.7
Depreciation and amortization	35.4	3.4	2.8	41.6
General and administrative	7.2	1.9	24.0	33.1
Other (gains) and charges	2.2	—	4.2	6.4
Total operating costs and expenses	752.2	102.6	31.2	886.0
Operating income (loss)	56.0	15.0	(31.2)	39.8
Interest expenses	1.4	0.1	9.7	11.2
Other income, net	(0.2)	—	(0.3)	(0.5)
Income (loss) before income taxes	$54.8	$14.9	$(40.6)	$29.1

Footnote Index

	Twenty-Six Week Period Ended December 28, 2022
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$1,709.9	$245.6	$—	$1,955.5
Franchise revenues	18.7	0.3	—	19.0
Total revenues	1,728.6	245.9	—	1,974.5

Food and beverage costs	514.6	64.3	—	578.9
Restaurant labor	586.7	78.5	—	665.2
Restaurant expenses	471.0	65.9	0.3	537.2
Depreciation and amortization	72.0	6.5	5.2	83.7
General and administrative	18.0	4.0	53.1	75.1
Other (gains) and charges	8.7	0.8	4.0	13.5
Total operating costs and expenses	1,671.0	220.0	62.6	1,953.6
Operating income (loss)	57.6	25.9	(62.6)	20.9
Interest expenses	1.9	0.2	24.1	26.2
Other income, net	—	—	(0.7)	(0.7)
Income (loss) before income taxes	$55.7	$25.7	$(86.0)	$(4.6)

Segment assets	$2,128.5	$230.0	$161.1	$2,519.6
Segment goodwill	156.4	38.4	—	194.8
Payments for property and equipment	85.1	6.1	4.1	95.3

	Twenty-Six Week Period Ended December 29, 2021
	Chili’s(1)	Maggiano's	Corporate	Consolidated
Company sales(2)	$1,575.3	$206.1	$—	$1,781.4
Franchise revenues(2)	20.5	0.3	—	20.8
Total revenues	1,595.8	206.4	—	1,802.2

Food and beverage costs	438.2	48.9	—	487.1
Restaurant labor	551.1	69.2	—	620.3
Restaurant expenses	409.6	58.1	0.3	468.0
Depreciation and amortization	68.4	6.8	5.7	80.9
General and administrative	15.2	3.9	50.5	69.6
Other (gains) and charges	5.0	0.2	5.7	10.9
Total operating costs and expenses	1,487.5	187.1	62.2	1,736.8
Operating income (loss)	108.3	19.3	(62.2)	65.4
Interest expenses	2.8	0.2	20.7	23.7
Other income, net	(0.3)	—	(0.5)	(0.8)
Income (loss) before income taxes	$105.8	$19.1	$(82.4)	$42.5

Payments for property and equipment	$65.4	$5.0	$3.7	$74.1
(1)Chili’s segment information includes the results of operations and the fair values of assets related to the 68 restaurants purchased from three former franchisees subsequent to the various acquisition dates during fiscal 2022. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
(2)Certain changes in presentation have been made to fiscal 2022 revenue amounts to enhance comparability to the fiscal 2023 presentation. These reclassifications have no effect on Total revenues or Net income previously reported. Refer to Note 1 - Basis of Presentation for further details.

Footnote Index
7. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under market conditions. Fair value measurements are categorized in three levels based on the types of significant inputs used, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3	Unobservable inputs that cannot be corroborated by observable market data
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	December 28, 2022		June 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.9	$296.4	$299.7	$295.4
5.000% notes	348.6	338.9	348.2	329.0
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited). During the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at December 28, 2022 and June 29, 2022, was $13.9 million and $12.6 million, respectively.
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
The components of lease expenses included in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Operating lease cost	$45.1	$43.2	$90.2	$84.6
Variable lease cost	15.2	15.1	30.8	30.2
Finance lease amortization	4.9	6.1	10.1	11.7
Finance lease interest	1.0	1.4	2.1	3.0
Short-term lease cost	0.1	0.2	0.2	0.3
Sublease income	(0.6)	(1.3)	(1.5)	(2.4)
Total lease costs, net	$65.7	$64.7	$131.9	$127.4
9. DEBT
Long-term debt consists of the following:

	December 28, 2022	June 29, 2022
Revolving credit facility	$311.3	$271.3
5.000% notes	350.0	350.0
3.875% notes(1)	300.0	300.0
Finance lease obligations	78.9	90.2
Total long-term debt and finance leases	1,040.2	1,011.5
Less: unamortized debt issuance costs and discounts	(1.5)	(2.1)
Total long-term debt, less unamortized debt issuance costs and discounts	1,038.7	1,009.4
Less: current installments of long-term debt and finance leases(2)	(15.4)	(20.3)
Long-term debt and finance leases, less current installments	$1,023.3	$989.1
(1)Obligations under our 3.875% notes, which will mature in May 2023, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 10 - Accrued Liabilities for further details.
Revolving Credit Facility
In the twenty-six week period ended December 28, 2022, net borrowings of $40.0 million were drawn on our revolving credit facility. As of December 28, 2022, $488.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of December 28, 2022, our interest rate was 6.438% consisting of LIBOR of 4.438% plus the applicable margin of 2.000%.

Footnote Index
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of December 28, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2023.
10. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 28, 2022	June 29, 2022
Property tax	$25.3	$23.3
Insurance	24.8	23.5
Sales tax	20.5	14.4
Current installments of long-term debt and finance leases	15.4	20.3
Utilities and services	10.3	9.6
Interest	7.2	6.5
Other	18.5	18.5
	$122.0	$116.1
11. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of December 28, 2022, 16.3 million shares remain in treasury.
Share Repurchases
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs.
In the twenty-six week period ended December 28, 2022, we repurchased 0.1 million shares of our common stock for $2.1 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 28, 2022, approximately $204.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Restricted share awards
Restricted share awards granted	0.7	0.4
Weighted average fair value per share	$29.48	$53.27

Footnote Index
12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Income taxes, net	$4.4	$(11.2)
Interest, net of amounts capitalized	23.6	20.7
Non-cash operating, investing and financing activities are as follows:

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Operating lease additions(1)	$45.5	$141.8
Finance lease additions	0.2	11.9
Accrued capital expenditures	17.9	5.6
Retirement of fully depreciated assets	84.5	14.5
(1)The twenty-six week period ended December 29, 2021 primarily included operating lease additions associated with the 60 restaurants purchased from two former franchisees. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 28, 2022 and June 29, 2022, we have outstanding lease guarantees or are secondarily liable for an estimated $22.8 million and $26.3 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2023 through fiscal 2028.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. As of December 28, 2022, we have contingent liabilities of $1.1 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited).
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 28, 2022, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 10 months.
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

Footnote Index
Oral argument of our appeal of the district court’s class certification order was held before the Eleventh Circuit Court of Appeals on June 8, 2022 in Jacksonville, Florida. We await the court’s ruling. In the interim, all matters at the district court have been stayed. We believe we have defenses and intend to continue defending the Litigation. As such, as of December 28, 2022, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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

Footnote Index
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as virtual brands including It’s Just Wings® and Maggiano’s Italian Classics®. As of December 28, 2022, we owned, operated or franchised 1,648 restaurants, consisting of 1,182 Company-owned restaurants and 466 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.

COVID-19 Pandemic and Other Impacts to Our Operating Environment
During fiscal 2022, increasing COVID-19 cases in the United States, including the Omicron variant, significantly impacted our guest traffic and sales. Many of our restaurants had face mask requirements and some of our restaurants had proof of vaccination requirements, for our customers, team members or both. During fiscal 2022 and fiscal 2023, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccine mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
Operations Strategy
We are committed to strategies and a Company culture that we believe will grow sales, increase profits, bring back guests and engage team members. Our strategies and culture are intended to strengthen our position in casual dining and grow our core business over time. Our primary brand strategy is to make our guests feel special through great food and quality service so that they return to our restaurants.
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
Chili’s - Chili’s strategy is to differentiate from our competitors with a flexible platform of value offerings at both lunch and dinner and we are committed to offering consistent, quality products at a price point that is compelling to our guests. We discontinued the 3 for $10.99 platform during the fourth quarter of fiscal 2022 and replaced it with 3 for Me, a flexible value bundle providing guests an unbeatable everyday value, while allowing us to be more flexible in terms of pricing, in light of the inflationary challenges. Guests can order customized meals inclusive of a non-alcoholic drink, appetizer and entrée starting at just $10.99. The bundle can be augmented with a premium appetizer, dessert, or alcoholic beverage, each for just $2.49 extra. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
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

It’s Just Wings, is an offering consisting of chicken wings available in a variety of different sauces and rubs, curly fries, ranch dressing and hand pies for a value price. Maggiano’s Italian Classics offers a select group of items inspired by the menu of Maggiano’s Little Italy including several appetizers, salads, pastas, entrées, mac & cheese and hand pies.
These brands are available for purchase through our third party service providers and the brand-specific websites itsjustwings.com and maggianosclassics.com. The operating results for the virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening nine restaurants for the twenty-six week period ended December 28, 2022. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.
Company Development - The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021, respectively, total full year projected openings in fiscal 2023 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021	Fiscal 2023	December 28, 2022	December 29, 2021
Company-owned restaurants
Chili’s domestic	4	1	4	2	14	1,126	1,125
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	51	52
Total Company-owned	4	1	4	2	14	1,182	1,182
Franchise restaurants
Chili’s domestic	—	1	1	1	1	101	109
Chili’s international	6	5	8	8	16-20	363	360
Maggiano’s domestic	—	—	—	—	—	2	2
Total franchise	6	6	9	9	17-21	466	471
Total restaurants
Chili’s domestic	4	2	5	3	15	1,227	1,234
Chili’s international	6	5	8	8	16-20	368	365
Maggiano’s domestic	—	—	—	—	—	53	54
Total	10	7	13	11	31-35	1,648	1,653
Relocations are not included in the table above. We relocated one Chili’s domestic Company-owned restaurant during the second quarter of fiscal 2023.
At December 28, 2022, we own property for 51 of the 1,182 Company-owned restaurants and two closed restaurants. The net book values associated with these restaurants included land of $43.4 million and buildings of $13.6 million.
Revenues
Thirteen and Twenty-Six Week Periods Ended December 28, 2022 compared to December 29, 2021
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive (Loss) Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:

•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery income, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 29, 2021	$808.2	$117.6	$925.8
Change from:
Comparable restaurant sales	60.4	23.2	83.6
Restaurant acquisitions(1)	11.9	—	11.9
Restaurant openings	4.4	—	4.4
Maggiano's banquet income	—	1.7	1.7
Gift card discount costs	0.4	0.1	0.5
Gift card breakage	(2.4)	(0.3)	(2.7)
Digital entertainment revenues	0.7	—	0.7
Merchandise income	0.1	—	0.1
Delivery service fee income	(1.0)	0.3	(0.7)
Restaurant closures	(3.6)	(2.3)	(5.9)
Company sales	70.9	22.7	93.6
Franchise revenues(2)	(0.4)	—	(0.4)
Thirteen Week Period Ended December 28, 2022	$878.7	$140.3	$1,019.0

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 29, 2021	$1,595.8	$206.4	$1,802.2
Change from:
Comparable restaurant sales	88.9	38.5	127.4
Restaurant acquisitions(1)	45.6	—	45.6
Restaurant openings	7.0	—	7.0
Maggiano's banquet income	—	2.8	2.8
Gift card discount costs	0.7	0.2	0.9
Gift card breakage	(2.0)	(0.3)	(2.3)
Merchandise income	0.1	—	0.1
Digital entertainment revenues	1.1	—	1.1
Delivery service fee income	(1.9)	0.4	(1.5)
Restaurant closures	(4.9)	(2.1)	(7.0)
Company sales	134.6	39.5	174.1
Franchise revenues(2)	(1.8)	—	(1.8)
Twenty-Six Week Period Ended December 28, 2022	$1,728.6	$245.9	$1,974.5
(1)We acquired 23 Chili’s restaurants on September 2, 2021, 37 Chili’s restaurants on October 31, 2021, six Chili’s restaurants on February 1, 2022 and two Chili’s restaurants on May 5, 2022 from three franchisees. The revenues generated by these restaurants since the date of the acquisitions are included in Company sales for the thirteen and twenty-six week periods ended December 28, 2022.
(2)Our Chili’s and Maggiano’s franchisees generated sales of approximately $213.4 million and $2.6 million and $419.0 million and $5.0 million respectively for the thirteen and twenty-six week periods ended December 28, 2022 compared to $201.8 million and $2.2 million and $415.1 million and $4.2 million respectively in sales for the thirteen and twenty-six week periods ended December 29, 2021. Franchise revenues decreased primarily because of lower royalties due to variance in royalty rates, and lower franchise advertising fees.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 28, 2022 compared to December 29, 2021:

	Percentage Change in the Thirteen Week Period Ended December 28, 2022 versus December 29, 2021
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	9.7%	9.7%	5.5%	(5.5)%	0.9%
Chili’s	8.0%	10.0%	5.6%	(7.6)%	1.1%
Maggiano’s	21.2%	7.7%	5.1%	8.4%	(1.9)%
Franchise(4)	6.2%
U.S.	4.1%
International	7.3%
Chili’s domestic(5)	7.5%
System-wide(6)	9.1%

	Percentage Change in the Twenty-Six Week Period Ended December 28, 2022 versus December 29, 2021
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	7.6%	8.5%	4.3%	(5.2)%	3.0%
Chili’s	5.9%	8.7%	4.3%	(7.1)%	3.2%
Maggiano’s	19.9%	6.9%	4.2%	8.8%	(1.0)%
Franchise(4)	6.4%
U.S.	1.8%
International	8.9%
Chili’s domestic(5)	5.4%
System-wide(6)	7.3%
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
Costs and Expenses
Thirteen Week Period Ended December 28, 2022 compared to December 29, 2021
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$289.4	28.7%	$252.8	27.6%	$(36.6)	(1.1)%
Restaurant labor	334.6	33.1%	315.4	34.4%	(19.2)	1.3%
Restaurant expenses	268.4	26.6%	236.7	25.9%	(31.7)	(0.7)%
Depreciation and amortization	41.8		41.6		(0.2)
General and administrative	35.6		33.1		(2.5)
Other (gains) and charges	8.5		6.4		(2.1)
Interest expenses	13.9		11.2		(2.7)
Other income, net	(0.3)		(0.5)		(0.2)
As a percentage of Company sales:
•Food and beverage costs increased 1.1%, including 4.6% of higher meat, poultry and other commodity costs due to inflationary pressures, partially offset by 2.7% of increased menu pricing 0.8% of favorable menu item mix.
•Restaurant labor decreased 1.3%, including 2.7% of sales leverage and 0.4% of lower other labor expenses, partially offset by 0.8% of higher hourly labor expenses primarily due to increased wage rates and staffing levels, 0.6% of higher manager expenses due to increased manager salaries and headcount, and 0.4% of higher manager bonus.
•Restaurant expenses increased 0.7%, including 0.8% of higher repairs and maintenance expenses, 0.4% of higher delivery fees due to increased volume and promotions, 0.2% of higher utilities expenses, 0.2% of higher workers’ compensation and general liability expenses, 0.2% of higher rent and 0.5% of higher other restaurant expenses, partially offset by 1.6% of sales leverage.
Depreciation and amortization increased $0.2 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 29, 2021	$41.6
Change from:
Additions for new and existing restaurant assets	5.0
Acquisition of Chili’s restaurants(1)	0.8
Corporate assets	0.5
Retirements and fully depreciated restaurant assets	(4.7)
Finance leases	(1.3)
Other	(0.1)
Thirteen Week Period Ended December 28, 2022	$41.8
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 45 Chili’s restaurants acquired subsequent to the first quarter of fiscal 2022.

General and administrative expenses increased $2.5 million as follows:

General and Administrative
Thirteen Week Period Ended December 29, 2021	$33.1
Change from:
Performance-based compensation	6.2
Defined contribution plan employer expenses	0.6
Payroll expenses	0.3
Stock-based compensation(1)	(4.3)
Professional fees	(0.3)
Travel and entertainment expenses	(0.1)
Other	0.1
Thirteen Week Period Ended December 28, 2022	$35.6
(1)Stock-based compensation decreased due to the reversal of performance-based award expense as certain performance targets are no longer expected to be achieved.
Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 28, 2022	December 29, 2021
Restaurant closure charges	$3.3	$0.3
Severance and other benefit charges	2.4	—
Loss from natural disasters, net of (insurance recoveries)	1.1	0.2
Enterprise system implementation costs	1.0	0.3
Remodel-related costs	0.2	1.6
Lease contingencies	—	2.9
Other	0.5	1.1
	$8.5	$6.4
Interest expenses increased $2.7 million due to higher interest rates on our revolving credit facility in fiscal 2023 compared to fiscal 2022.

Twenty-Six Week Period Ended December 28, 2022 compared to December 29, 2021
The following is a summary of the changes in Costs and Expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$578.9	29.6%	$487.1	27.3%	$(91.8)	(2.3)%
Restaurant labor	665.2	34.0%	620.3	34.8%	(44.9)	0.8%
Restaurant expenses	537.2	27.5%	468.0	26.3%	(69.2)	(1.2)%
Depreciation and amortization	83.7		80.9		(2.8)
General and administrative	75.1		69.6		(5.5)
Other (gains) and charges	13.5		10.9		(2.6)
Interest expenses	26.2		23.7		(2.5)
Other income, net	(0.7)		(0.8)		(0.1)
As a percentage of Company sales:
•Food and beverage costs increased 2.3%, including 5.5% of higher poultry, meat, produce, and other commodity costs due to inflationary pressures, partially offset by 2.3% of increased menu pricing and 0.9% of favorable menu item mix.
•Restaurant labor decreased 0.8%, including 2.2% of sales leverage, partially offset by 0.9% of higher hourly labor expenses primarily due to increased wage rates and staffing levels, 0.6% of increased manager salaries and headcount, 0.3% of increased manager bonus, and 0.4% of higher other labor expenses.
•Restaurant expenses increased 1.2%, driven by 0.7% of higher repairs and maintenance expenses, 0.7% of higher delivery fee expenses, 0.4% of higher utilities expenses, 0.2% of higher rent expenses, 0.2% of higher workers’ compensation and general liability expenses, and 0.4% of higher other restaurant expenses, These increases were partially offset by 1.4% of sales leverage.
Depreciation and amortization increased $2.8 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 29, 2021	$80.9
Change from:
Additions for existing and new restaurant assets	10.3
Acquisition of Chili’s restaurants(1)	3.1
Corporate assets	1.0
Retirements and fully depreciated restaurant assets	(9.7)
Finance leases	(1.8)
Other	(0.1)
Twenty-Six Week Period Ended December 28, 2022	$83.7
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.

General and administrative expenses increased $5.5 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 29, 2021	$69.6
Change from:
Performance-based compensation	7.2
Payroll expenses	1.2
Recruiting	0.4
Stock-based compensation(1)	(4.1)
Professional fees	(1.4)
Other	2.2
Twenty-Six Week Period Ended December 28, 2022	$75.1
(1)Stock-based compensation decreased due to the reversal of performance-based award expense as certain performance targets are no longer expected to be achieved.
Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Restaurant closure charges	$4.8	$0.5
Severance and other benefit charges	2.9	—
Enterprise system implementation costs	2.0	0.9
Loss from natural disasters, net of (insurance recoveries)	0.9	0.8
Remodel-related costs	1.0	3.1
Lease contingencies	—	2.9
Other	1.9	2.7
	$13.5	$10.9
Income Taxes

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021	December 28, 2022	December 29, 2021
Effective income tax rate	(3.0)%	5.2%	50.0%	4.0%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 28, 2022 and December 29, 2021.
The change in the effective income tax rate in the thirteen week period ended December 28, 2022 to the thirteen week period ended December 29, 2021, is primarily due to the favorable impact from the FICA tip tax credit, partially offset by the excess tax shortfalls associated with stock-based compensation.
The change in the effective income tax rate in the twenty-six week period ended December 28, 2022 to the twenty-six week period ended December 29, 2021, is primarily due to lower Income before income taxes and leverage of the FICA tip credit, partially offset by the excess tax shortfalls associated with stock-based compensation.

Segment Results
Chili’s Segment
Thirteen Week Period Ended December 28, 2022 compared to December 29, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 28, 2022	December 29, 2021
Company sales	$869.3	$798.4	$70.9	8.9%
Franchise revenues	9.4	9.8	(0.4)	(4.1)%
Total revenues	$878.7	$808.2	$70.5	8.7%
Chili’s Total revenues increased by 8.7% primarily due to menu price increases, favorable menu item mix, the acquisition of 45 Chili’s restaurants subsequent to the first quarter of fiscal 2022, and seven restaurant openings, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$253.7	29.2%	$224.8	28.2%	$(28.9)	(1.0)%
Restaurant labor	292.3	33.6%	277.6	34.8%	(14.7)	1.2%
Restaurant expenses	234.1	26.9%	205.0	25.6%	(29.1)	(1.3)%
Depreciation and amortization	36.0		35.4		(0.6)
General and administrative	8.5		7.2		(1.3)
Other (gains) and charges	5.7		2.2		(3.5)
As a percentage of Company sales
•Chili’s Food and beverage costs increased 1.0%, including 4.9% of higher poultry, meat, produce and other commodity costs due to inflationary pressures, partially offset by 2.8% of increased menu pricing and 1.1% of favorable menu item mix.
•Chili’s Restaurant labor decreased 1.2%, including 2.4% of sales leverage, 0.3% of lower health insurance expenses and 0.1% of other labor expenses, partially offset by 0.8% of increased manager salary rates, headcount and bonus and 0.8% of higher hourly labor driven by increased hourly wage rates and staffing levels.
•Chili’s Restaurant expenses increased 1.3%, including 1.1% of higher repairs and maintenance expenses, 0.5% of higher rent expenses, 0.4% of higher delivery fee expenses, 0.4% of higher utilities expenses, 0.2% of higher workers’ compensation and general liability expenses, 0.7% of higher other restaurant expenses, partially offset by 2.0% of sales leverage.

Chili’s Depreciation and amortization increased $0.6 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 29, 2021	$35.4
Change from:
Additions for new and existing restaurant assets	4.7
Acquisition of Chili’s restaurants(1)	0.8
Finance leases	(1.2)
Retirements and fully depreciated restaurant assets	(3.6)
Other	(0.1)
Thirteen Week Period Ended December 28, 2022	$36.0
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 45 Chili’s restaurants acquired subsequent to the first quarter of fiscal 2022.
Chili’s General and administrative increased $1.3 million as follows:

General and Administrative
Thirteen Week Period Ended December 29, 2021	$7.2
Change from:
Performance-based compensation	1.6
Payroll expenses	0.3
Defined contribution plan employer expenses	0.1
Stock-based compensation	(0.6)
Other	(0.1)
Thirteen Week Period Ended December 28, 2022	$8.5
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 28, 2022	December 29, 2021
Restaurant closure charges	$3.1	$0.3
Loss from natural disasters, net of (insurance recoveries)	1.1	0.2
Severance and other benefit charges	1.0	—
Remodel-related costs	0.2	1.6
Other	0.3	0.1
	$5.7	$2.2

Twenty-Six Week Period Ended December 28, 2022 compared to December 29, 2021

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 28, 2022	December 29, 2021
Company sales	$1,709.9	$1,575.3	$134.6	8.5%
Franchise revenues	18.7	20.5	(1.8)	(8.8)%
Total revenues	$1,728.6	$1,595.8	$132.8	8.3%
Chili’s Total revenues increased 8.3% primarily due to price increases, favorable menu item mix, the acquisition of 68 Chili’s restaurants in fiscal 2022 and seven restaurant openings, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$514.6	30.1%	$438.2	27.8%	$(76.4)	(2.3)%
Restaurant labor	586.7	34.3%	551.1	35.0%	(35.6)	0.7%
Restaurant expenses	471.0	27.6%	409.6	26.0%	(61.4)	(1.6)%
Depreciation and amortization	72.0		68.4		(3.6)
General and administrative	18.0		15.2		(2.8)
Other (gains) and charges	8.7		5.0		(3.7)
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 2.3%, including 5.8% of higher poultry, meat, poultry and other commodity costs resulting from inflationary pressures, partially offset by 2.4% of increased menu pricing and 1.1% of favorable menu item mix.
•Chili’s Restaurant labor decreased 0.7%, including 1.7% of sales leverage and 0.3% of lower other restaurant labor costs, partially offset by 0.8% of increased manager salaries, headcount and bonus and 0.5% of higher hourly labor expenses primarily due to increased wage rates and staffing levels.
•Chili’s Restaurant expenses increased 1.6%, including 0.7% of higher repairs and maintenance expenses, 0.7% of higher delivery fee expenses, 0.4% of higher utilities expenses, 0.2% of higher rent expenses, and 0.4% of higher other restaurant expenses, partially offset by 0.8% of sales leverage.
Chili’s Depreciation and amortization increased $3.6 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 29, 2021	$68.4
Change from:
Additions for existing and new restaurant assets	9.6
Acquisition of Chili’s restaurants(1)	3.1
Retirements and fully depreciated restaurant assets	(7.3)
Finance leases	(1.7)
Other	(0.1)
Twenty-Six Week Period Ended December 28, 2022	$72.0
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.

Chili’s General and administrative increased $2.8 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 29, 2021	$15.2
Change from:
Performance-based compensation	2.0
Payroll expenses	0.8
Recruiting	0.5
Stock-based compensation	(0.8)
Other	0.3
Twenty-Six Week Period Ended December 28, 2022	$18.0
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 28, 2022	December 29, 2021
Restaurant closure charges	$4.2	$0.5
Loss from natural disasters, net of (insurance recoveries)	0.9	0.8
Severance and other benefit charges	1.4	—
Remodel-related costs	1.0	3.0
Other	1.2	0.7
	$8.7	$5.0

Maggiano’s Segment
Thirteen Week Period Ended December 28, 2022 compared to December 29, 2021

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 28, 2022	December 29, 2021
Company sales	$140.1	$117.4	$22.7	19.3%
Franchise revenues	0.2	0.2	—	—%
Total revenues	$140.3	$117.6	$22.7	19.3%
Maggiano’s Total revenues increased 19.3% primarily due to higher dining room and banquet traffic and increased menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$35.7	25.5%	$28.0	23.9%	$(7.7)	(1.6)%
Restaurant labor	42.3	30.2%	37.8	32.2%	(4.5)	2.0%
Restaurant expenses	34.2	24.4%	31.5	26.8%	(2.7)	2.4%
Depreciation and amortization	3.3		3.4		0.1
General and administrative	1.5		1.9		0.4
Other (gains) and charges	0.3		—		(0.3)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.6%, including 2.6% of higher dairy, poultry and other commodity costs resulting from inflationary pressures and 0.9% of unfavorable menu item mix, partially offset by 1.7% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 2.0%, including 5.0% of sales leverage, 0.3% of lower manager training, and 0.2% of lower manager bonus, partially offset by 2.8% of higher hourly labor costs due primarily to an increase in hourly wage rates, and 0.7% of higher manager salaries.
•Maggiano’s Restaurant expenses decreased 2.4%, including 2.7% of sales leverage, 0.3% of lower rent expenses, and 0.3% of lower other restaurant expenses, partially offset by 0.5% of higher delivery fees and 0.4% of higher repairs and maintenance expenses.
Twenty-Six Week Period Ended December 28, 2022 compared to December 29, 2021

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 28, 2022	December 29, 2021
Company sales	$245.6	$206.1	$39.5	19.2%
Franchise revenues	0.3	0.3	—	—%
Total revenues	$245.9	$206.4	$39.5	19.1%
Maggiano’s Total revenues increased 19.1% primarily due to higher dining room and banquet traffic and increased menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 28, 2022		December 29, 2021
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$64.3	26.2%	$48.9	23.7%	$(15.4)	(2.5)%
Restaurant labor	78.5	32.0%	69.2	33.6%	(9.3)	1.6%
Restaurant expenses	65.9	26.8%	58.1	28.2%	(7.8)	1.4%
Depreciation and amortization	6.5		6.8		0.3
General and administrative	4.0		3.9		(0.1)
Other (gains) and charges	0.8		0.2		(0.6)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 2.5%, including 3.4% of higher poultry, dairy and other commodity costs resulting from inflationary pressures, 0.6% of unfavorable menu item mix, partially offset by 1.3% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 1.6%, including 5.3% of sales leverage, 0.3% of lower manager bonus, and 0.3% of lower manager training, partially offset by 3.2% of higher hourly labor costs due primarily to an increase in hourly wage rates, 0.9% of higher manager salaries, and 0.2% of higher other labor expenses.
•Maggiano’s Restaurant expenses decreased 1.4%, including 3.0% of sales leverage, partially offset by 0.7% of higher delivery fees, 0.4% of higher repairs and maintenance expenses, 0.3% of higher utilities expenses, and 0.2% of higher other restaurant expenses.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 28, 2022	December 29, 2021
Net cash provided by operating activities	$68.0	$107.4	$(39.4)
Net cash provided by operating activities decreased due to a decrease in net income and an increase in income tax payments, net of refunds received, partially offset by a decrease in payments of performance-based compensation and manager bonuses in the current year and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 28, 2022	December 29, 2021
Net cash used in investing activities	$(93.2)	$(158.1)	$64.9
Net cash used in investing activities decreased primarily due to $104.5 million of cash consideration paid for the purchase of 60 Chili’s restaurants in the first and second quarters of fiscal 2022, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants. Additionally, capital expenditures increased in fiscal 2023 primarily for the construction of new restaurants.

Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 28, 2022	December 29, 2021
Net cash provided by financing activities	$26.4	$42.4	$(16.0)
Net cash provided by financing activities decreased primarily due to $40.0 million of net borrowing activity in fiscal 2023 compared to $132.5 million of net borrowing activity in fiscal 2022 on the revolving credit facility, partially offset by a decrease in share repurchases in fiscal 2023.
Revolving Credit Facility
Net borrowings of $40.0 million were drawn during the twenty-six week period ended December 28, 2022 on the revolving credit facility. As of December 28, 2022, $488.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of December 28, 2022, our interest rate was 6.438% consisting of LIBOR of 4.438% plus the applicable margin of 2.000%.
As of December 28, 2022, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes.
Our $300.0 million 3.875% notes mature in May 2023 and are expected to be paid using availability under the revolving credit facility. As a result of our intent and ability to refinance these notes through our existing revolving credit facility, the notes are classified as long-term debt in the Consolidated Balance Sheets (Unaudited) on December 28, 2022. Refer to Note 9 - Debt for further information about our notes and revolving credit facility.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs.
In the twenty-six week period ended December 28, 2022, we repurchased 0.1 million shares of our common stock for $2.1 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 28, 2022, approximately $204.0 million of share repurchase authorization remains under the current share repurchase program.
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

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 1.500% to 2.250% and pay a commitment fee of 0.250% to 0.350% per year on any unused portion of the revolving credit facility, in each case depending on our debt-to-cash flow ratio. Our revolving credit facility agreement includes transition language to an alternate base rate, SOFR, when LIBOR rates are discontinued at the end of fiscal 2023. As of December 28, 2022, we had $311.3 million outstanding on our revolving credit facility, and our interest rate was 6.438% consisting of LIBOR of 4.438% plus the applicable margin of 2.000%. A hypothetical increase in our variable interest rate of one percentage point would increase our estimated annual interest expense by $3.1 million.
Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease, inclement weather, ongoing impacts of the COVID-19 pandemic, or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. The aggregate impact of these and other factors have contributed to significant cost inflation. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended December 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of general economic conditions, including inflation, on economic activity and on our operations; the impact of the COVID-19 pandemic; the crisis in Ukraine and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (ESG) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; health epidemics or pandemics (such as COVID-19); tax reform; inadequate insurance coverage and limitations imposed by our credit agreements
PART II. OTHER INFORMATION
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022.
During the thirteen week period ended December 28, 2022, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
September 29, 2022 through November 2, 2022	0.0	$28.20	—	$204.0
November 3, 2022 through November 30, 2022	0.0	30.67	—	204.0
December 1, 2022 through December 28, 2022	0.0	31.09	—	204.0
Total	0.0	30.34	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 28, 2022, 3,450 shares were tendered by team members at an average price of $30.34.
(2)The final amount shown is as of December 28, 2022.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10(a)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants, as amended*
10(b)	Registrant’s Fiscal 2023 Performance Share Plan(3)
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 28, 2022 is formatted in Inline XBRL.
*    Filed herewith.
(1)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.
(2)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 27, 2018 and incorporated herein by reference.
(3)Filed as an exhibit to Form 8-K filed on November 3, 2022 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: February 1, 2023	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: February 1, 2023	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)