Form 10-Q
period 2023-03-29
BRINKER INTERNATIONAL, INC
filed 2023-05-03
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2023: 44,296,817 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Revenues
Company sales	$1,072.9	$970.9	$3,028.4	$2,752.3
Franchise revenues	10.3	9.5	29.3	30.3
Total revenues	1,083.2	980.4	3,057.7	2,782.6
Operating costs and expenses
Food and beverage costs	287.5	270.3	866.4	757.4
Restaurant labor	361.2	329.1	1,026.4	949.4
Restaurant expenses	280.9	244.1	818.1	712.1
Depreciation and amortization	42.5	42.2	126.2	123.1
General and administrative	40.6	39.2	115.7	108.8
Other (gains) and charges	6.3	6.1	19.8	17.0
Total operating costs and expenses	1,019.0	931.0	2,972.6	2,667.8
Operating income	64.2	49.4	85.1	114.8
Interest expenses	14.2	11.1	40.4	34.8
Other income, net	(0.6)	(0.4)	(1.3)	(1.2)
Income before income taxes	50.6	38.7	46.0	81.2
(Benefit) Provision for income taxes	(0.1)	2.1	(2.4)	3.8
Net income	$50.7	$36.6	$48.4	$77.4

Basic net income per share	$1.15	$0.82	$1.10	$1.71

Diluted net income per share	$1.12	$0.81	$1.08	$1.68

Basic weighted average shares outstanding	44.1	44.4	44.0	45.2

Diluted weighted average shares outstanding	45.1	45.1	44.8	46.0

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$0.4	$(0.8)	$(0.1)
Other comprehensive income (loss)	0.1	0.4	(0.8)	(0.1)
Comprehensive income	$50.8	$37.0	$47.6	$77.3
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 29, 2023	June 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$13.8	$13.5
Accounts receivable, net	72.6	66.4
Inventories	34.1	35.6
Restaurant supplies	55.7	55.5
Prepaid expenses	37.2	25.7
Income taxes receivable, net	—	4.5
Total current assets	213.4	201.2
Property and equipment, at cost
Land	44.2	43.4
Buildings and leasehold improvements	1,639.8	1,603.9
Furniture and equipment	764.3	793.0
Construction-in-progress	39.8	33.6
	2,488.1	2,473.9
Less accumulated depreciation and amortization	(1,668.3)	(1,657.2)
Net property and equipment	819.8	816.7
Other assets
Operating lease assets	1,124.9	1,160.5
Goodwill	194.8	195.1
Deferred income taxes, net	81.3	62.5
Intangibles, net	25.1	27.4
Other	18.8	21.0
Total other assets	1,444.9	1,466.5
Total assets	$2,478.1	$2,484.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$163.7	$134.3
Gift card liability	78.9	83.9
Accrued payroll	103.0	111.0
Operating lease liabilities	112.3	112.7
Other accrued liabilities	126.9	116.1
Income taxes payable, net	0.9	—
Total current liabilities	585.7	558.0
Long-term debt and finance leases, less current installments	930.7	989.1
Long-term operating lease liabilities, less current portion	1,113.8	1,151.1
Other liabilities	58.2	54.3
Commitments and contingencies (Note 13)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.1 million shares outstanding at March 29, 2023, and 70.3 million shares issued and 43.8 million shares outstanding at June 29, 2022)	6.0	7.0
Additional paid-in capital	692.3	690.9
Accumulated other comprehensive loss	(6.1)	(5.3)
Accumulated deficit	(406.1)	(148.4)
Treasury stock, at cost (16.2 million shares at March 29, 2023, and 26.5 million shares at June 29, 2022)	(496.4)	(812.3)
Total shareholders’ deficit	(210.3)	(268.1)
Total liabilities and shareholders’ deficit	$2,478.1	$2,484.4
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Cash flows from operating activities
Net income	$48.4	$77.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	126.2	123.1
Stock-based compensation	10.3	15.2
Restructure and impairment charges	12.2	8.7
Net loss on disposal of assets	2.9	2.3
Other	1.3	2.6
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	(10.0)	8.0
Inventories	0.5	(3.4)
Restaurant supplies	(0.7)	(1.1)
Prepaid expenses	(11.8)	(6.9)
Operating lease assets, net of liabilities	(2.2)	5.2
Deferred income taxes, net	(18.9)	(3.5)
Other assets	(0.1)	0.2
Accounts payable	30.2	4.9
Gift card liability	(4.9)	(2.6)
Accrued payroll	(9.5)	(14.3)
Other accrued liabilities	14.6	3.5
Current income taxes	9.2	19.6
Other liabilities	3.1	(27.3)
Net cash provided by operating activities	200.8	211.6
Cash flows from investing activities
Payments for property and equipment	(136.6)	(109.0)
Proceeds from note receivable	3.3	1.0
Payments for franchise restaurant acquisitions	—	(106.0)
Proceeds from sale leaseback transactions, net of related expenses	—	20.5
Proceeds from sale of assets	—	0.1
Net cash used in investing activities	(133.3)	(193.4)
Cash flows from financing activities
Borrowings on revolving credit facility	375.0	595.5
Payments on revolving credit facility	(425.0)	(502.5)
Payments on long-term debt	(16.7)	(17.6)
Purchases of treasury stock	(2.2)	(100.8)
Payments of dividends	(0.4)	(1.1)
Payments for debt issuance costs	—	(3.1)
Proceeds from issuance of treasury stock	2.1	0.4
Net cash used in financing activities	(67.2)	(29.2)
Net change in cash and cash equivalents	0.3	(11.0)
Cash and cash equivalents at beginning of period	13.5	23.9
Cash and cash equivalents at end of period	$13.8	$12.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
(In millions)

	Thirty-Nine Week Period Ended March 29, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	—
Retirement of stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends	—	—	—	—	—	—
Stock-based compensation	—	1.2	—	—	—	1.2
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.5)	—	0.5	—	0.0
Balances at December 28, 2022	$6.0	$688.7	$(456.8)	$(499.2)	$(6.2)	$(267.5)
Net income	—	—	50.7	—	—	50.7
Other comprehensive income	—	—	—	—	0.1	0.1
Dividends	—	—	—	—	—	—
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	—	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.8)	—	2.9	—	2.1
Balances at March 29, 2023	$6.0	$692.3	$(406.1)	$(496.4)	$(6.1)	$(210.3)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

	Thirty-Nine Week Period Ended March 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	13.2	—	—	13.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.3	—	—	—	4.3
Purchases of treasury stock	—	(2.0)	—	(37.6)	—	(39.6)
Issuances of treasury stock	—	(8.3)	—	8.6	—	0.3
Balances at September 29, 2021	$7.0	$679.4	$(252.9)	$(753.9)	$(5.1)	$(325.5)
Net income	—	—	27.6	—	—	27.6
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	5.6	—	—	—	5.6
Purchases of treasury stock	—	0.0	—	(35.1)	—	(35.1)
Issuances of treasury stock	—	(1.3)	—	1.4	—	0.1
Balances at December 29, 2021	$7.0	$683.7	$(225.3)	$(787.6)	$(5.2)	$(327.4)
Net income	—	—	36.6	—	—	36.6
Other comprehensive income	—	—	—	—	0.4	0.4
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	5.3	—	—	—	5.3
Purchases of treasury stock	—	0.0	—	(26.1)	—	(26.1)
Issuances of treasury stock	—	(1.2)	—	1.2	—	—
Balances at March 30, 2022	$7.0	$687.8	$(188.7)	$(812.5)	$(4.8)	$(311.2)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 29, 2023 and June 29, 2022, and for the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 29, 2023, we owned, operated or franchised 1,654 restaurants, consisting of 1,184 Company-owned restaurants and 470 franchised restaurants, located in the United States, 28 countries and two United States territories.
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

Footnote Index
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
The following table reflects the changes in deferred franchise and development fees between June 29, 2022 and March 29, 2023:

Deferred Franchise and Development Fees
Balance as of June 29, 2022	$10.1
Additions	1.8
Amount recognized to Franchise revenues	(0.7)
Balance as of March 29, 2023	$11.2
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 29, 2023:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2023	$0.2
2024	0.9
2025	0.9
2026	0.8
2027	0.8
Thereafter	7.6
$11.2

Footnote Index
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 29, 2022 and March 29, 2023:

Gift Card Liability
Balance as of June 29, 2022	$83.9
Gift card sales	99.4
Gift card redemptions recognized to Company sales	(93.1)
Gift card breakage recognized to Company sales	(10.8)
Other	(0.5)
Balance as of March 29, 2023	$78.9
3. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Lease contingencies	$2.0	$—	$2.0	$2.9
Restaurant closure charges	1.8	1.2	6.6	1.7
Enterprise system implementation costs	1.3	0.5	3.3	1.4
Severance and other benefit charges	1.0	—	3.9	—
Remodel-related costs	0.1	0.9	1.1	4.0
Acquisition-related costs, net	—	0.6	0.2	1.5
Loss from natural disasters, net of (insurance recoveries)	(0.1)	—	0.8	0.8
Other	0.2	2.9	1.9	4.7
	$6.3	$6.1	$19.8	$17.0
•Lease contingencies includes expenses related to lease guarantees and certain sublease receivables for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 13 - Contingencies for additional information about our secondarily liable lease guarantees.
•Restaurant closure charges includes costs associated with the closure of certain Chili’s and Maggiano’s restaurants.
•Enterprise system implementation costs primarily consists of software subscription fees, certain consulting fees and contract labor associated with the ongoing enterprise system implementation that are not capitalized.
•Severance and other benefit charges relates to changes in our management team and organizational structure.
•Remodel-related costs relates to assets that are removed or discarded in connection with Chili’s and Maggiano’s remodel projects.
•Acquisition-related costs, net in the prior year relates to the 68 restaurants acquired from former franchisees. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.

Footnote Index
•Loss from natural disasters, net of (insurance recoveries) primarily relates to Hurricane Ian in September 2022 and the Winter Storm in December 2022.
4. INCOME TAXES

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Effective income tax rate	(0.2)%	5.4%	(5.2)%	4.7%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022.
The change in the effective income tax rate in the thirty-nine week period ended March 29, 2023 to the thirty-nine week period ended March 30, 2022, is primarily due to lower Income before income taxes and leverage of the FICA tip credit, partially offset by the excess tax shortfalls associated with stock-based compensation.
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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Basic weighted average shares outstanding	44.1	44.4	44.0	45.2
Dilutive stock options	0.1	0.1	0.0	0.2
Dilutive restricted shares	0.9	0.6	0.8	0.6
Total dilutive impact	1.0	0.7	0.8	0.8
Diluted weighted average shares outstanding	45.1	45.1	44.8	46.0

Awards excluded due to anti-dilutive effect	0.8	1.1	1.4	0.7
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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.

Footnote Index
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily includes restaurant rent, supplies, repair and maintenance expenses, utilities, delivery fees, advertising, credit card processing fees, and property taxes.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 29, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$953.2	$119.7	$—	$1,072.9
Franchise revenues	10.2	0.1	—	10.3
Total revenues	963.4	119.8	—	1,083.2

Food and beverage costs	257.9	29.6	—	287.5
Restaurant labor	322.0	39.2	—	361.2
Restaurant expenses	247.5	33.1	0.3	280.9
Depreciation and amortization	36.7	3.3	2.5	42.5
General and administrative	8.8	2.0	29.8	40.6
Other (gains) and charges	2.2	0.4	3.7	6.3
Total operating costs and expenses	875.1	107.6	36.3	1,019.0
Operating income (loss)	88.3	12.2	(36.3)	64.2
Interest expenses	1.0	—	13.2	14.2
Other income, net	—	—	(0.6)	(0.6)
Income (loss) before income taxes	$87.3	$12.2	$(48.9)	$50.6

	Thirteen Week Period Ended March 30, 2022
	Chili's(1)	Maggiano's	Corporate	Consolidated
Company sales(2)	$870.2	$100.7	$—	$970.9
Franchise revenues(2)	9.4	0.1	—	9.5
Total revenues	879.6	100.8	—	980.4

Food and beverage costs	245.6	24.7	—	270.3
Restaurant labor	295.0	34.1	—	329.1
Restaurant expenses	215.2	28.7	0.2	244.1
Depreciation and amortization	35.9	3.4	2.9	42.2
General and administrative	9.5	2.3	27.4	39.2
Other (gains) and charges	5.2	—	0.9	6.1
Total operating costs and expenses	806.4	93.2	31.4	931.0
Operating income (loss)	73.2	7.6	(31.4)	49.4
Interest expenses	1.2	0.1	9.8	11.1
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$72.0	$7.5	$(40.8)	$38.7

Footnote Index

	Thirty-Nine Week Period Ended March 29, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$2,663.1	$365.3	$—	$3,028.4
Franchise revenues	28.9	0.4	—	29.3
Total revenues	2,692.0	365.7	—	3,057.7

Food and beverage costs	772.5	93.9	—	866.4
Restaurant labor	908.7	117.7	—	1,026.4
Restaurant expenses	718.5	99.0	0.6	818.1
Depreciation and amortization	108.7	9.8	7.7	126.2
General and administrative	26.8	6.0	82.9	115.7
Other (gains) and charges	10.9	1.2	7.7	19.8
Total operating costs and expenses	2,546.1	327.6	98.9	2,972.6
Operating income (loss)	145.9	38.1	(98.9)	85.1
Interest expenses	2.9	0.2	37.3	40.4
Other income, net	—	—	(1.3)	(1.3)
Income (loss) before income taxes	$143.0	$37.9	$(134.9)	$46.0

Segment assets	$2,116.8	$227.2	$134.1	$2,478.1
Segment goodwill	156.4	38.4	—	194.8
Payments for property and equipment	119.4	10.7	6.5	136.6

	Thirty-Nine Week Period Ended March 30, 2022
	Chili’s(1)	Maggiano's	Corporate	Consolidated
Company sales(2)	$2,445.5	$306.8	$—	$2,752.3
Franchise revenues(2)	29.9	0.4	—	30.3
Total revenues	2,475.4	307.2	—	2,782.6

Food and beverage costs	683.8	73.6	—	757.4
Restaurant labor	846.1	103.3	—	949.4
Restaurant expenses	624.8	86.8	0.5	712.1
Depreciation and amortization	104.3	10.2	8.6	123.1
General and administrative	24.7	6.2	77.9	108.8
Other (gains) and charges	10.2	0.2	6.6	17.0
Total operating costs and expenses	2,293.9	280.3	93.6	2,667.8
Operating income (loss)	181.5	26.9	(93.6)	114.8
Interest expenses	4.0	0.3	30.5	34.8
Other income, net	(0.3)	—	(0.9)	(1.2)
Income (loss) before income taxes	$177.8	$26.6	$(123.2)	$81.2

Payments for property and equipment	$96.7	$6.8	$5.5	$109.0
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
The 3.875% notes and 5.000% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	March 29, 2023		June 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.875% notes	$299.9	$299.2	$299.7	$295.4
5.000% notes	348.8	341.6	348.2	329.0
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at March 29, 2023 and June 29, 2022, was $14.8 million and $12.6 million, respectively.
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
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Operating lease cost	$45.3	$44.1	$135.5	$128.7
Variable lease cost	16.5	13.9	47.3	44.1
Finance lease amortization	4.9	5.9	15.0	17.6
Finance lease interest	1.0	1.3	3.1	4.3
Short-term lease cost	0.0	0.1	0.2	0.4
Sublease income	(0.8)	(0.9)	(2.3)	(3.3)
Total lease costs, net	$66.9	$64.4	$198.8	$191.8
9. DEBT
Long-term debt consists of the following:

	March 29, 2023	June 29, 2022
Revolving credit facility	$221.3	$271.3
5.000% notes	350.0	350.0
3.875% notes(1)	300.0	300.0
Finance lease obligations	73.6	90.2
Total long-term debt and finance leases	944.9	1,011.5
Less: unamortized debt issuance costs and discounts	(1.3)	(2.1)
Total long-term debt, less unamortized debt issuance costs and discounts	943.6	1,009.4
Less: current installments of long-term debt and finance leases(2)	(12.9)	(20.3)
Long-term debt and finance leases, less current installments	$930.7	$989.1
(1)Obligations under our 3.875% notes, which will mature on May 15, 2023, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 10 - Accrued Liabilities for further details.
Revolving Credit Facility
In the thirty-nine week period ended March 29, 2023, net repayments of $50.0 million were made on our revolving credit facility. As of March 29, 2023, $578.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of March 29, 2023, our interest rate was 6.875% consisting of LIBOR of 4.875% plus the applicable margin of 2.000%.

Footnote Index
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of March 29, 2023, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2023.
10. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 29, 2023	June 29, 2022
Insurance	$24.6	$23.5
Property tax	20.4	23.3
Sales tax	20.2	14.4
Interest	13.9	6.5
Current installments of long-term debt and finance leases	12.9	20.3
Utilities and services	10.3	9.6
Other	24.6	18.5
	$126.9	$116.1
11. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of March 29, 2023, 16.2 million shares remain in treasury.
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
In the thirty-nine week period ended March 29, 2023, we repurchased 0.1 million shares of our common stock for $2.2 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 29, 2023, approximately $204.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Restricted share awards
Restricted share awards granted	0.7	0.4
Weighted average fair value per share	$29.69	$52.89

Footnote Index
12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest is as follows:

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Income taxes, net	$7.7	$(11.6)
Interest, net of amounts capitalized	30.0	23.5
Non-cash operating, investing and financing activities are as follows:

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Operating lease additions(1)	$59.1	$214.7
Finance lease additions	0.2	12.6
Accrued capital expenditures	13.5	7.6
Retirement of fully depreciated assets	94.2	120.9
(1)The thirty-nine week period ended March 30, 2022 primarily included operating lease additions associated with the 66 restaurants purchased from three former franchisees and the modifications of 25 real estate leases. Refer to Note 14 - Fiscal 2022 Chili’s Restaurant Acquisitions for further details.
13. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 29, 2023 and June 29, 2022, we have outstanding lease guarantees or are secondarily liable for an estimated $19.7 million and $26.3 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2023 through fiscal 2028.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. In fiscal 2023, we recorded a $2.0 million charge, including a $1.4 million contingent loss related to the lease guarantees, in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. As of March 29, 2023, we have contingent liabilities of $2.5 million for our estimated exposure of the lease defaults related to these lease guarantees. These contingent liabilities are classified within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited).
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 29, 2023, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 7 months.
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

Footnote Index
various claims at the Company’s Chili’s restaurants involving customer payment card information and seek monetary damages in excess of $5.0 million, injunctive and declaratory relief, and attorney’s fees and costs.
Oral argument of our appeal of the district court’s class certification order was held before the Eleventh Circuit Court of Appeals on June 8, 2022 in Jacksonville, Florida. We await the court’s ruling. In the interim, all matters at the district court have been stayed. We believe we have defenses and intend to continue defending the Litigation. As such, as of March 29, 2023, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
15. SUBSEQUENT EVENTS
On May 2, 2023, we amended our $800.0 million revolving credit facility to increase the capacity to $900.0 million and to adopt SOFR as the new benchmark rate, replacing LIBOR. We do not expect the adoption of SOFR to have a material impact on our Consolidated Financial Statements (Unaudited). Additionally, there were no other material changes to the terms and conditions of the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

Overview
We are principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 29, 2023, we owned, operated or franchised 1,654 restaurants, consisting of 1,184 Company-owned restaurants and 470 franchised restaurants, located in the United States, 28 countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
Guest Engagement Through Technology - We have invested in our technology and off-premise options as guest preferences change, and we have expanded partnerships with third-party delivery companies, including DoorDash, Uber Eats, and Grubhub. Third-party delivery orders for our Chili’s, Maggiano’s, and It’s Just Wings brands are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. We believe that guests will continue to prefer convenience and off-premise options. We plan to continue investments in our technology systems to support our To-Go and delivery capabilities.
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

Virtual Brands - Our virtual brands provide restaurant-like menu offerings that are only available for purchase digitally. It’s Just Wings primarily offers chicken wings available with a variety of different sauces and rubs. Maggiano’s Italian Classics offers a select group of items inspired by the menu of Maggiano’s Little Italy. The operating results for the virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders. During fiscal 2023, we began reducing the number of restaurants offering Maggiano’s Italian Classics and plan to remove the virtual brand entirely by the end of fiscal 2023.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening 16 restaurants for the thirty-nine week period ended March 29, 2023. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners. We are also supporting our franchise partners with opportunities to expand sales through our virtual brand offerings.
Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022, respectively, total full year projected openings in fiscal 2023 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022	Fiscal 2023	March 29, 2023	March 30, 2022
Company-owned restaurants
Chili’s domestic	3	1	7	3	14	1,129	1,130
Chili’s international	—	—	—	—	—	5	5
Maggiano’s domestic	—	—	—	—	—	50	52
Total Company-owned	3	1	7	3	14	1,184	1,187
Franchise restaurants
Chili’s domestic	1	—	2	1	1	102	103
Chili’s international	6	1	14	9	16-20	366	358
Maggiano’s domestic	—	—	—	—	—	2	2
Total franchise	7	1	16	10	17-21	470	463
Total restaurants
Chili’s domestic	4	1	9	4	15	1,231	1,233
Chili’s international	6	1	14	9	16-20	371	363
Maggiano’s domestic	—	—	—	—	—	52	54
Total	10	2	23	13	31-35	1,654	1,650
Relocations are not included in the table above. We relocated one Chili’s domestic Company-owned restaurant during the second quarter of fiscal 2023.
At March 29, 2023, we own property for 50 of the 1,184 Company-owned restaurants and three closed restaurants The net book values associated with these restaurants included land of $43.4 million and buildings of $13.1 million.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 29, 2023 compared to March 30, 2022
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 30, 2022	$879.6	$100.8	$980.4
Change from:
Comparable restaurant sales	77.3	20.2	97.5
Restaurant acquisitions(1)	5.3	—	5.3
Restaurant openings	8.6	—	8.6
Maggiano's banquet income	—	1.1	1.1
Gift card discount costs	0.2	—	0.2
Gift card breakage	(2.9)	(0.4)	(3.3)
Digital entertainment revenues	0.9	—	0.9
Merchandise income	0.1	—	0.1
Delivery service fee income	(0.8)	0.1	(0.7)
Restaurant closures	(5.7)	(2.0)	(7.7)
Company sales	83.0	19.0	102.0
Franchise revenues(2)	0.8	—	0.8
Thirteen Week Period Ended March 29, 2023	$963.4	$119.8	$1,083.2

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 30, 2022	$2,475.4	$307.2	$2,782.6
Change from:
Comparable restaurant sales	166.2	58.7	224.9
Restaurant acquisitions(1)	50.9	—	50.9
Restaurant openings	15.6	—	15.6
Maggiano's banquet income	—	3.9	3.9
Gift card discount costs	0.9	0.2	1.1
Gift card breakage	(4.9)	(0.7)	(5.6)
Merchandise income	0.2	—	0.2
Digital entertainment revenues	2.0	—	2.0
Delivery service fee income	(2.7)	0.5	(2.2)
Restaurant closures	(10.6)	(4.1)	(14.7)
Company sales	217.6	58.5	276.1
Franchise revenues(2)	(1.0)	—	(1.0)
Thirty-Nine Week Period Ended March 29, 2023	$2,692.0	$365.7	$3,057.7
(1)We acquired 23 Chili’s restaurants on September 2, 2021, 37 Chili’s restaurants on October 31, 2021, six Chili’s restaurants on February 1, 2022 and two Chili’s restaurants on May 5, 2022 from three franchisees. The revenues generated by these restaurants since the date of the acquisitions are included in Company sales for the thirteen and thirty-nine week periods ended March 29, 2023.

(2)Our Chili’s and Maggiano’s franchisees generated sales of approximately $213.6 million and $2.5 million and $639.9 million and $7.5 million respectively for the thirteen and thirty-nine week periods ended March 29, 2023 compared to $190.4 million and $1.9 million and $603.7 million and $6.0 million respectively in sales for the thirteen and thirty-nine week periods ended March 30, 2022. Franchise revenues decreased in the thirty-nine week period ended March 29, 2023 compared to March 30, 2022 primarily because of lower franchise and development fees and lower franchise advertising fees.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 29, 2023 compared to March 30, 2022:

	Percentage Change in the Thirteen Week Period Ended March 29, 2023 versus March 30, 2022
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	10.8%	9.6%	5.3%	(4.1)%	(0.4)%
Chili’s	9.6%	9.8%	5.6%	(5.8)%	(0.3)%
Maggiano’s	21.6%	8.3%	3.8%	9.5%	(2.7)%
Franchise(4)	9.9%
U.S.	5.6%
International	12.5%
Chili’s domestic(5)	9.1%
System-wide(6)	10.7%

	Percentage Change in the Thirty-Nine Week Period Ended March 29, 2023 versus March 30, 2022
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	8.6%	8.9%	4.6%	(4.9)%	1.9%
Chili’s	7.2%	9.1%	4.8%	(6.7)%	2.1%
Maggiano’s	20.4%	7.3%	4.1%	9.0%	(1.5)%
Franchise(4)	7.8%
U.S.	3.2%
International	10.5%
Chili’s domestic(5)	6.7%
System-wide(6)	8.5%
(1)Comparable Restaurant Sales include all restaurants that have been in operation for more than 18 full months. Restaurants temporarily closed 14 days or more are excluded from Comparable Restaurant Sales. Percentage amounts are calculated based on the comparable periods year-over-year.
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

Costs and Expenses
Thirteen Week Period Ended March 29, 2023 compared to March 30, 2022
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$287.5	26.8%	$270.3	27.8%	$(17.2)	1.0%
Restaurant labor	361.2	33.6%	329.1	33.9%	(32.1)	0.3%
Restaurant expenses	280.9	26.2%	244.1	25.2%	(36.8)	(1.0)%
Depreciation and amortization	42.5		42.2		(0.3)
General and administrative	40.6		39.2		(1.4)
Other (gains) and charges	6.3		6.1		(0.2)
Interest expenses	14.2		11.1		(3.1)
Other income, net	(0.6)		(0.4)		0.2
As a percentage of Company sales:
•Food and beverage costs decreased 1.0%, including 2.6% of increased menu pricing 0.8% of favorable menu item mix, partially offset by 2.4% of higher poultry, meat, and other commodity costs resulting from inflationary pressures.
•Restaurant labor decreased 0.3%, including 3.2% of sales leverage, partially offset by 1.8% of higher hourly labor expenses primarily due to increased staffing levels and wage rates, 0.6% of higher manager salaries, and 0.6% of higher manager bonus.
•Restaurant expenses increased 1.0%, including 1.2% of higher advertising, 0.8% of higher repairs and maintenance expenses, 0.3% of higher utilities, 0.2% of higher rent and 0.3% of higher other restaurant expenses, partially offset by 1.8% of sales leverage.
Depreciation and amortization increased $0.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 30, 2022	$42.2
Change from:
Additions for new and existing restaurant assets	5.6
Corporate assets	0.5
Acquisition of Chili’s restaurants	0.3
Finance leases	(1.0)
Retirements and fully depreciated restaurant assets	(4.8)
Other	(0.3)
Thirteen Week Period Ended March 29, 2023	$42.5

General and administrative expenses increased $1.4 million as follows:

General and Administrative
Thirteen Week Period Ended March 30, 2022	$39.2
Change from:
Defined contribution plan employer expenses and other benefits	1.0
Payroll expenses	0.5
Professional fees	0.2
Recruiting	(0.6)
Stock-based compensation	(0.9)
Other	1.2
Thirteen Week Period Ended March 29, 2023	$40.6
Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 29, 2023	March 30, 2022
Lease contingencies	$2.0	$—
Restaurant closure charges	1.8	1.2
Enterprise system implementation costs	1.3	0.5
Severance and other benefit charges	1.0	—
Remodel-related costs	0.1	0.9
Acquisition-related costs, net	—	0.6
Loss from natural disasters, net of (insurance recoveries)	(0.1)	—
Other	0.2	2.9
	$6.3	$6.1
Interest expenses increased $3.1 million due to higher interest rates on our revolving credit facility in fiscal 2023 compared to fiscal 2022.

Thirty-Nine Week Period Ended March 29, 2023 compared to March 30, 2022
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$866.4	28.6%	$757.4	27.5%	$(109.0)	(1.1)%
Restaurant labor	1,026.4	33.9%	949.4	34.5%	(77.0)	0.6%
Restaurant expenses	818.1	27.0%	712.1	25.9%	(106.0)	(1.1)%
Depreciation and amortization	126.2		123.1		(3.1)
General and administrative	115.7		108.8		(6.9)
Other (gains) and charges	19.8		17.0		(2.8)
Interest expenses	40.4		34.8		(5.6)
Other income, net	(1.3)		(1.2)		0.1
As a percentage of Company sales:
•Food and beverage costs increased 1.1%, including 4.1% of higher poultry, meat, produce, dairy and other commodity costs resulting from inflationary pressures, partially offset by 2.3% of increased menu pricing and 0.7% of favorable menu item mix.
•Restaurant labor decreased 0.6%, including 3.1% of sales leverage, partially offset by 1.4% of higher hourly labor expenses primarily due to increased staffing levels and wage rates, 0.8% of higher manager salaries and 0.4% of higher manager bonus.
•Restaurant expenses increased 1.1%, driven by 0.8% of higher repairs and maintenance expenses, 0.4% of higher utilities, 0.3% of higher advertising, 0.3% of higher delivery fee expenses, 0.3% of higher rent, 0.2% of higher self-insurance expenses, and 0.5% of higher other restaurant expenses. These increases were partially offset by 1.7% of sales leverage.
Depreciation and amortization increased $3.1 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 30, 2022	$123.1
Change from:
Additions for existing and new restaurant assets	15.9
Acquisition of Chili’s restaurants(1)	3.4
Corporate assets	1.5
Finance leases	(2.8)
Retirements and fully depreciated restaurant assets	(14.5)
Other	(0.4)
Thirty-Nine Week Period Ended March 29, 2023	$126.2
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.

General and administrative expenses increased $6.9 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 30, 2022	$108.8
Change from:
Performance-based compensation	7.0
Defined contribution plan employer expenses and other benefits	2.2
Payroll expenses	1.7
Professional fees	(1.2)
Stock-based compensation(1)	(5.0)
Other	2.2
Thirty-Nine Week Period Ended March 29, 2023	$115.7
(1)Stock-based compensation decreased primarily due to the reversal in the second quarter of fiscal 2023 of performance-based award expense as certain performance targets are no longer expected to be achieved.
Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Restaurant closure charges	$6.6	$1.7
Severance and other benefit charges	3.9	—
Enterprise system implementation costs	3.3	1.4
Lease contingencies	2.0	2.9
Remodel-related costs	1.1	4.0
Loss from natural disasters, net of (insurance recoveries)	0.8	0.8
Acquisition-related costs, net	0.2	1.5
Other	1.9	4.7
	$19.8	$17.0
Income Taxes

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Effective income tax rate	(0.2)%	5.4%	(5.2)%	4.7%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 29, 2023 and March 30, 2022.
The change in the effective income tax rate in the thirteen week period ended March 29, 2023 to the thirteen week period ended March 30, 2022, is primarily due to the favorable impact from the FICA tip tax credit, partially offset by the excess tax shortfalls associated with stock-based compensation.
The change in the effective income tax rate in the thirty-nine week period ended March 29, 2023 to the thirty-nine week period ended March 30, 2022, is primarily due to lower Income before income taxes and leverage of the FICA tip credit, partially offset by the excess tax shortfalls associated with stock-based compensation.

Segment Results
Chili’s Segment
Thirteen Week Period Ended March 29, 2023 compared to March 30, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 29, 2023	March 30, 2022
Company sales	$953.2	$870.2	$83.0	9.5%
Franchise revenues	10.2	9.4	0.8	8.5%
Total revenues	$963.4	$879.6	$83.8	9.5%
Chili’s Total revenues increased by 9.5% primarily due to menu price increases, favorable menu item mix and higher dine-in traffic, partially offset by lower off-premise traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$257.9	27.0%	$245.6	28.2%	$(12.3)	1.2%
Restaurant labor	322.0	33.8%	295.0	33.9%	(27.0)	0.1%
Restaurant expenses	247.5	26.0%	215.2	24.8%	(32.3)	(1.2)%
Depreciation and amortization	36.7		35.9		(0.8)
General and administrative	8.8		9.5		0.7
Other (gains) and charges	2.2		5.2		3.0
As a percentage of Company sales
•Chili’s Food and beverage costs decreased 1.2%, including 2.7% of increased menu pricing and 1.1% of favorable menu item mix, partially offset by 2.6% of higher poultry, meat, produce and other commodity costs resulting from inflationary pressures.
•Chili’s Restaurant labor decreased 0.1%, primarily due to 2.8% of sales leverage, offset by 1.6% of higher hourly labor driven by both increased staffing levels and hourly wage rates and 1.2% of increased manager salary and bonus.
•Chili’s Restaurant expenses increased 1.2%, including 1.3% of higher advertising, 0.8% of higher repairs and maintenance expenses, 0.3% of higher rent and 0.3% of higher utilities, partially offset by 1.6% of sales leverage.

Chili’s Depreciation and amortization increased $0.8 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 30, 2022	$35.9
Change from:
Additions for new and existing restaurant assets	5.1
Acquisition of Chili’s restaurants	0.3
Finance leases	(0.9)
Retirements and fully depreciated restaurant assets	(3.7)
Thirteen Week Period Ended March 29, 2023	$36.7

Chili’s General and administrative decreased $0.7 million as follows:

General and Administrative
Thirteen Week Period Ended March 30, 2022	$9.5
Change from:
Payroll expenses	0.3
Stock-based compensation	(0.3)
Recruiting	(0.8)
Other	0.1
Thirteen Week Period Ended March 29, 2023	$8.8
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 29, 2023	March 30, 2022
Restaurant closure charges	$1.5	$1.2
Severance and other benefit charges	0.5	—
Remodel-related costs	0.1	0.9
Acquisition of franchise restaurants-related costs	—	0.6
Other	0.1	2.5
	$2.2	$5.2
Thirty-Nine Week Period Ended March 29, 2023 compared to March 30, 2022

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 29, 2023	March 30, 2022
Company sales	$2,663.1	$2,445.5	$217.6	8.9%
Franchise revenues	28.9	29.9	(1.0)	(3.3)%
Total revenues	$2,692.0	$2,475.4	$216.6	8.8%
Chili’s Total revenues increased 8.8% primarily due to menu price increases, favorable menu item mix, and the acquisition of 68 Chili’s restaurants in fiscal 2022, partially offset by lower off-premise traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$772.5	29.0%	$683.8	28.0%	$(88.7)	(1.0)%
Restaurant labor	908.7	34.1%	846.1	34.6%	(62.6)	0.5%
Restaurant expenses	718.5	27.0%	624.8	25.5%	(93.7)	(1.5)%
Depreciation and amortization	108.7		104.3		(4.4)
General and administrative	26.8		24.7		(2.1)
Other (gains) and charges	10.9		10.2		(0.7)
As a percentage of Company sales:
•Chili’s Food and beverage costs increased 1.0%, including 4.3% of higher poultry, meat, produce and other commodity costs resulting from inflationary pressures, partially offset by 2.5% of increased menu pricing and 0.8% of favorable menu item mix.
•Chili’s Restaurant labor decreased 0.5%, including 2.6% of sales leverage, offset by 1.2% of increased manager salaries and bonus and 1.2% of higher hourly labor expenses due to increased staffing levels and wage rates.
•Chili’s Restaurant expenses increased 1.5%, including 0.8% of higher repairs and maintenance expenses, 0.5% of higher advertising, 0.4% of higher utilities, 0.3% of higher rent, 0.2% of higher workers’ compensation and general liability expenses, 0.2% of higher delivery expenses, and 0.7% of higher other restaurant expenses, partially offset by 1.6% of sales leverage.
Chili’s Depreciation and amortization increased $4.4 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 30, 2022	$104.3
Change from:
Additions for existing and new restaurant assets	14.7
Acquisition of Chili’s restaurants(1)	3.4
Finance leases	(2.6)
Retirements and fully depreciated restaurant assets	(11.0)
Other	(0.1)
Thirty-Nine Week Period Ended March 29, 2023	$108.7
(1)Represents the incremental depreciation and amortization of the assets and finance leases of the 68 Chili’s restaurants acquired in fiscal 2022.

Chili’s General and administrative increased $2.1 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 30, 2022	$24.7
Change from:
Performance-based compensation	1.9
Payroll expenses	1.1
Recruiting	(0.3)
Stock-based compensation	(1.1)
Other	0.5
Thirty-Nine Week Period Ended March 29, 2023	$26.8
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 3 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 29, 2023	March 30, 2022
Restaurant closure charges	$5.7	$1.7
Severance and other benefit charges	1.9	—
Remodel-related costs	1.1	3.9
Acquisition of franchise restaurants-related costs	0.2	1.5
Loss from natural disasters, net of (insurance recoveries)	0.8	0.8
Other	1.2	2.3
	$10.9	$10.2

Maggiano’s Segment
Thirteen Week Period Ended March 29, 2023 compared to March 30, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 29, 2023	March 30, 2022
Company sales	$119.7	$100.7	$19.0	18.9%
Franchise revenues	0.1	0.1	—	—%
Total revenues	$119.8	$100.8	$19.0	18.8%
Maggiano’s Total revenues increased 18.8% primarily due to higher dining room and banquet traffic, increased menu pricing and favorable menu item mix. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$29.6	24.7%	$24.7	24.5%	$(4.9)	(0.2)%
Restaurant labor	39.2	32.7%	34.1	33.9%	(5.1)	1.2%
Restaurant expenses	33.1	27.7%	28.7	28.5%	(4.4)	0.8%
Depreciation and amortization	3.3		3.4		0.1
General and administrative	2.0		2.3		0.3
Other (gains) and charges	0.4		—		(0.4)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 0.2%, including 1.0% of higher dairy, poultry and other commodity costs resulting from inflationary pressures and 0.6% of unfavorable menu item mix, partially offset by 1.4% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 1.2%, including 5.2% of sales leverage, 0.3% of lower manager training, and 0.1% of lower manager bonus, partially offset by 3.8% of higher hourly labor costs due to an increase in hourly wage rates and staffing levels, and 0.6% of higher manager salaries.
•Maggiano’s Restaurant expenses decreased 0.8%, including 3.1% of sales leverage, partially offset by 0.5% of higher delivery fees and 0.5% of higher repairs and maintenance expenses, 0.4% of higher property taxes, 0.3% of higher utilities, and 0.6% of higher other restaurant expenses.
Thirty-Nine Week Period Ended March 29, 2023 compared to March 30, 2022

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 29, 2023	March 30, 2022
Company sales	$365.3	$306.8	$58.5	19.1%
Franchise revenues	0.4	0.4	—	—%
Total revenues	$365.7	$307.2	$58.5	19.0%
Maggiano’s Total revenues increased 19.0% primarily due to higher dining room and banquet traffic and increased menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 29, 2023		March 30, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$93.9	25.7%	$73.6	24.0%	$(20.3)	(1.7)%
Restaurant labor	117.7	32.2%	103.3	33.7%	(14.4)	1.5%
Restaurant expenses	99.0	27.1%	86.8	28.3%	(12.2)	1.2%
Depreciation and amortization	9.8		10.2		0.4
General and administrative	6.0		6.2		0.2
Other (gains) and charges	1.2		0.2		(1.0)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.7%, including 2.6% of higher poultry, dairy and other commodity costs resulting from inflationary pressures, 0.2% of unfavorable menu item mix, partially offset by 1.1% of increased menu pricing.
•Maggiano’s Restaurant labor decreased 1.5%, including 5.3% of sales leverage, 0.3% of lower manager training and, 0.2% of lower manager bonus, partially offset by 3.5% of higher hourly labor costs due primarily to an increase in hourly wage rates and staffing levels, and 0.7% of higher manager salaries.
•Maggiano’s Restaurant expenses decreased 1.2%, including 3.2% of sales leverage, partially offset by 0.6% of higher delivery fees, 0.5% of higher repairs and maintenance expenses, 0.3% of higher utilities, and 0.6% of higher other restaurant expenses.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 29, 2023	March 30, 2022
Net cash provided by operating activities	$200.8	$211.6	$(10.8)
Net cash provided by operating activities decreased due to a decrease in operating income and an increase in income tax payments, net of refunds received, partially offset by a decrease in payments of performance-based compensation in the current year and the timing of operational receipts and payments.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 29, 2023	March 30, 2022
Net cash used in investing activities	$(133.3)	$(193.4)	$60.1
Net cash used in investing activities decreased primarily due to $106.0 million of cash consideration paid for the purchase of 66 Chili’s restaurants in the first three quarters of fiscal 2022, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants in the first three quarters of fiscal 2022. Additionally, capital expenditures increased $27.6 million in fiscal 2023 primarily for the construction of new restaurants.

Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 29, 2023	March 30, 2022
Net cash used in financing activities	$(67.2)	$(29.2)	$(38.0)
Net cash used in financing activities increased primarily due to $50.0 million of net repayment activity in fiscal 2023 compared to $93.0 million of net borrowing activity in fiscal 2022 on the revolving credit facility, partially offset by a decrease in share repurchases in fiscal 2023 of $98.6 million.
Revolving Credit Facility
Net repayments of $50.0 million were made during the thirty-nine week period ended March 29, 2023 on the revolving credit facility. As of March 29, 2023, $578.7 million of credit was available under the revolving credit facility.
The $800.0 million revolving credit facility matures on August 18, 2026 and bears interest of LIBOR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of March 29, 2023, our interest rate was 6.875% consisting of LIBOR of 4.875% plus the applicable margin of 2.000%.
As of March 29, 2023, we were in compliance with our covenants pursuant to the $800.0 million revolving credit facility and under the terms of the indentures governing our 3.875% notes and 5.000% notes.
On May 2, 2023, we amended our $800.0 million revolving credit facility to increase the capacity to $900.0 million and to adopt SOFR as the new benchmark rate, replacing LIBOR. We do not expect the adoption of SOFR to have a material impact on our Consolidated Financial Statements (Unaudited). Additionally, there were no other material changes to the terms and conditions of the revolving credit facility.
Our $300.0 million 3.875% notes mature on May 15, 2023 and are expected to be paid using availability under the revolving credit facility. As a result of our intent and ability to refinance these notes through our existing revolving credit facility, the notes are classified as long-term debt in the Consolidated Balance Sheets (Unaudited) on March 29, 2023.
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
In the thirty-nine week period ended March 29, 2023, we repurchased 0.1 million shares of our common stock for $2.2 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 29, 2023, approximately $204.0 million of share repurchase authorization remains under the current share repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 1.500% to 2.250% and pay a commitment fee of 0.250% to 0.350% per year on any unused portion of the revolving credit facility, in each case depending on our debt-to-cash flow ratio. Our revolving credit facility agreement includes transition language to an alternate base rate, SOFR, when LIBOR rates are discontinued at the end of fiscal 2023. As of March 29, 2023, we had $221.3 million outstanding on our revolving credit facility, and our interest rate was 6.875% consisting of LIBOR of 4.875% plus the applicable margin of 2.000%. A hypothetical increase in our variable interest rate of one percentage point would increase our estimated annual interest expense by $2.2 million.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the thirteen week period ended March 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended March 29, 2023, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
December 29, 2022 through February 1, 2023	0.0	$36.00	—	$204.0
February 2, 2023 through March 1, 2023	—	—	—	204.0
March 2, 2023 through March 29, 2023	—	—	—	204.0
Total	0.0	36.00	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 29, 2023, 2,862 shares were tendered by team members at an average price of $36.00.
(2)The final amount shown is as of March 29, 2023.
ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement
On May 2, 2023 (the “Effective Date”), Brinker International, Inc. (the “Company”) and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”), which amends the Company’s Credit Agreement dated as of August 18, 2021 (as heretofore amended, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”) with a with a group of banks for which JPMorgan Chase Bank, N.A. is acting as administrative agent (the “Administrative Agent”), which governs the Company’s existing $800 million revolving credit facility (the “Credit Facility”). Capitalized terms not defined in this description shall have the meanings given them in the Existing Credit Agreement.
The Second Amendment provides for the following changes to the Existing Credit Agreement:
•An increase in the Credit Facility by $100 million to an aggregate amount of $900 million.
•Transition of loans under the Amended Credit Agreement from Eurodollar to Term SOFR rate.
•Incremental term loans and incremental equivalent debt may be incurred under the Amended Credit Agreement, in addition to the incremental revolving commitment increases that could have been incurred under the Existing Credit Agreement, in an aggregate amount not to exceed $250 million and an unlimited amount subject to a first lien debt to cash flow ratio of 2.50:1.00.
The foregoing description is only a summary and it is qualified in its entirety by the specific terms of the Second Amendment, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10.1	Second Amendment to the Credit Agreement dated May 2, 2023*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 29, 2023 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: May 3, 2023	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: May 3, 2023	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)