Form 10-K
period 2023-06-28
BRINKER INTERNATIONAL, INC
filed 2023-08-23
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,428,121,617
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 18, 2023
Common Stock, $0.10 par value	44,628,483 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating for our 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All forward-looking statements are made only based on our current plans and expectations as of the date such statements are made, and we undertake no obligation to update forward-looking statements to reflect events or circumstances arising after the date such statements are made. Forward-looking statements are neither predictions nor guarantees of future events or performance and are subject to risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (“ESG”) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; health epidemics or pandemics; tax reform; inadequate insurance coverage and limitations imposed by our credit agreements; as well as the risks and uncertainties described in Part I, Item 1A. Risk Factors and uncertainties that generally apply to all businesses.
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
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands, as well as a virtual brand, It’s Just Wings®. The Company was organized under the laws of the State of Delaware in September 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in August 1977. We completed the acquisition of Maggiano’s in August 1995.

References to “fiscal” or “fiscal year” are to the fiscal year ended of the applicable year. For example, fiscal 2023 refers to the fiscal year ended June 28, 2023.
Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 48 years and enjoys a global presence with restaurants in the United States, 29 other countries and two United States territories. Whether domestic or international, or franchised, Chili’s is dedicated to delivering delicious and craveable food with value-centric offerings such as “3 for Me” starting at only $10.99, as well as dining experiences in a vibrant atmosphere that make guests feel special.
Our menu features bold, Southwest inspired American favorites and Chili’s has built a reputation for big mouth burgers, full-on sizzling fajitas, crispy Chicken Crispers® and hand-shaken margaritas. As part of our new strategy, we’re improving and innovating on these four core food and drink offerings. We believe our shift in focusing on four core equities, simplifying our menu, being intentional about our fun laid-back Chilihead culture, and maintaining our strong hospitality standards allow Chili’s to differentiate its high-quality food and service from other casual dining restaurants.
In fiscal 2023, entrée selections at our Company-owned restaurants ranged in menu price from $8.29 to $23.17. Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2023 was $3.4 million, and the average revenue per meal, including alcoholic beverages, was approximately $18.76 per guest. Food and non-alcoholic beverage sales accounted for 89.3% of Chili’s Company sales in fiscal 2023 with alcoholic beverage sales accounting for the remainder.
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
In fiscal 2023, entrée selections ranged in menu price from $9.99 to $44.99. Our average annual sales per Maggiano’s restaurant in fiscal 2023 was $9.5 million and the average revenue per meal, including alcoholic beverages, was approximately $32.28 per guest. Sales from events at our banquet facilities made up 14.5% and 12.5% of Maggiano’s Company sales in fiscal 2023 and 2022, respectively. Food and non-alcoholic beverage sales accounted for 87.6% of Maggiano’s Company sales for fiscal 2023 with alcoholic beverage sales accounting for the remainder.
Virtual Brands
Our virtual brand, It’s Just Wings, provides restaurant-like menu offerings that are only available for purchase digitally. It’s Just Wings primarily offers chicken wings available with a variety of different sauces and rubs. It’s Just Wings is available for purchase through our third-party service providers and a brand specific website, itsjustwings.com. Maggiano’s Italian Classics, which offered a select group of items inspired by the menu at Maggiano’s Little Italy, was phased out by the end of fiscal 2023 so we can focus on the Chili’s strategies discussed below. The operating results for virtual brands are included in the results of our Chili’s and Maggiano’s brands, based on the restaurants that prepared and processed the food orders.

Business Strategy
We are committed to strategies and a Company culture that we believe will grow sales, increase profits, bring back guests and engage team members. Our strategies and culture are intended to strengthen our position in casual dining and grow our core business over time.
Chili’s
Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks and our Chili’s hospitality. We are making work at Chili’s easier, more fun and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers, and margaritas, as well as other classic favorites. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
We are improving our hospitality by scheduling more team members per shift to serve our guests and by improving systems and technology that can help with our order accuracy and guest experience. Another priority is having clean and well-maintained restaurants that provide an inviting atmosphere for team members to work and guests to dine.
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me” platform allows guests to enjoy a non-alcoholic drink, an appetizer and certain entrées starting at just $10.99. In fiscal 2023, we returned to advertising on television with a campaign that highlighted this incredible value and we believe our value offerings will continue to be an important traffic driver in the current economic circumstances. We have increased menu pricing in other areas in light of the inflationary challenges and we have also improved menu offerings and merchandising to incentivize our guests to purchase higher priced items.
In addition, Chili’s has focused on a seamless digital experience as our guests’ preferences and expectations around dining convenience have evolved in recent years. Investments in our technology and off-premise options have enabled us to provide a faster, more convenient dine-in experience and to offer more To-Go and delivery options for our guests. Our To-Go menu is available through the Chili’s mobile app, chilis.com, our delivery partners DoorDash, Uber Eats and Grubhub, Google Food Ordering or by calling the restaurant directly.
In dining rooms, we use tabletop devices with functionality for guests to pay at the table, provide guest feedback and interact with our My Chili’s Rewards® program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency and allows us to communicate and advertise to our guests through email and text. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests.
Maggiano’s Little Italy
At Maggiano’s, we are focused making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. While our dining rooms support the majority of our business, we have focused on increasing our carry-out and delivery business in recent years, including through partnerships with delivery service providers that have made our restaurants more accessible to guests and helped create an additional significant revenue channel. Our restaurants also have banquet rooms to host large party events and we have a begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.

Company Development
During fiscal 2023, we continued to develop our restaurant brands domestically through the opening of new Company-owned restaurants in strategically desirable markets. We concentrate on the development within certain identified markets that we believe are most likely to improve our competitive position and achieve the desired level of market share potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports) that can adequately support our restaurant brands. For smaller market areas, we have developed a smaller Chili’s building prototype that allows us to expand into these markets and serve our guests while maintaining a focus on profitability and return on invested capital.
The restaurant site selection process is critical, and we devote significant effort to the investigation of new locations utilizing a variety of sophisticated analytical techniques. Members of each brand’s executive team inspect, review, and approve each restaurant site prior to its leasing or acquisition for that brand. Our process evaluates a variety of factors, including:
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
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, our capacity to supervise construction and recruit and train team members. The following table illustrates the Company-owned restaurants opened during fiscal 2023 and the projected openings for fiscal 2024. The fiscal 2024 projected openings remain subject to change:

	Fiscal 2023	Fiscal 2024
	Fiscal Year Openings	Projected Openings
Company-owned restaurants
Chili’s domestic	14	12
Chili’s international	—	—
Maggiano’s domestic	—	—
Total Company-owned new openings	14	12

Company-owned relocations
Chili’s domestic	1	—
We periodically evaluate the financial performance of Company-owned restaurants to assess whether performance has fallen below our minimum standards. In the event that a restaurant’s financial performance falls below expectations, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating, and marketing enhancements unique to each restaurant’s situation. In some cases, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as cash flow and area demographic trends, do not support relocation.

During fiscal 2023, excluding temporary closures, we permanently closed 16 Company-owned Chili’s, including one relocation closure and two Company-owned Maggiano’s restaurants that were performing below our standards and were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
We also pursue expansion through the development of our franchisees. The following table illustrates the franchise-operated restaurants opened during fiscal 2023 and the projected openings for fiscal 2024. The fiscal 2024 projected openings remain subject to change.

	Fiscal 2023	Fiscal 2024
	Fiscal Year Openings	Projected Openings
Franchise-operated restaurants
Chili’s domestic	2	0-1
Chili’s international	18	19-24
Maggiano’s domestic	—	—
Total openings	20	19-25
The following table illustrates the percentages of franchise-operated restaurants out of the total Company-owned and franchise-operated restaurants as of June 28, 2023, by restaurant brand:

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
International Franchises
Our international growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 28, 2023, we have 18 active development arrangements. During fiscal 2023, we opened 18 new locations, and entered into three new arrangements, both with existing and new franchise partners. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide for development fees and initial franchise fee revenues in addition to subsequent royalty fee revenues based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
As of June 28, 2023, no domestic development arrangement existed, however, certain of our domestic partners have opened new domestic franchised locations. Similar to our international agreements, a typical domestic franchise agreement provides for initial franchise fees revenues in addition to subsequent royalty and advertising fee revenues based on the gross sales of each restaurant. We have from time to time purchased restaurants from our franchisees in order to support our growth objectives in certain markets. In fiscal 2022, we purchased 68 Chili’s restaurants from three former franchisees located in the Mid-Atlantic, Great Lakes and Northwest regions of the United States. We believe these acquisitions represent an opportunity to create value for our shareholders and to generate additional earnings and cash flow growth. We remain committed to supporting the growth of our existing franchisees.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, finance, franchise, marketing, human resources and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, supply chain, guest relations, legal, and restaurant development.
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general manager and two to three additional managers; and for Maggiano’s, an executive chef partner with an additional two to three chefs. Each restaurant is overseen by a Director of Operations/Areas Director and Vice President of Operations/Regional Director, collectively “Regional Management”, who directly or indirectly report to our Chief Operating Officer/Chief Concept Officer. The level of restaurant supervision depends upon the operating complexity and traffic of individual locations. We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage longer tenure at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members.
We strive to provide consistent quality standards in our brands through the issuance of operational manuals covering all elements of operations and food and beverage manuals, which provide guidance for preparation of brand-formulated recipes. Routine restaurant visits by Regional Management and brand and executive leadership enforce strict adherence to our overall brand standards and operating procedures and also create an opportunity to capture and act on feedback so we continue to improve. Each brand is responsible for maintaining their operational training program. Depending on the brand, the training program typically includes a training period of two to three months for restaurant management trainees, as well as special training for high-potential team members and managers. We also provide recurring management training for managers and supervisors to improve effectiveness or prepare them for more responsibility.
Supply Chain and Quality Assurance
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to ensure high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Although we have not experienced significant supply chain disruptions given recent market conditions, we have experienced limited product shortages in our supply chain.
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
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. We rely on digital marketing, direct marketing, social media and word of mouth to advertise. In fiscal 2023, we returned to advertising on television with a campaign that highlighted our “3 for Me” value offering.
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
Maggiano’s, as a “polished casual” restaurant with 52 Company-owned and franchise-operated locations, primarily targets guests from affluent households who live and work around the higher-end malls where the majority of Maggiano’s restaurants are located. Maggiano’s relies on digital marketing, direct marketing, social media and word of mouth to advertise.
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
Sustainability
Building sustainable value for all of our stakeholders has always been a key part of our business strategy. Our ability to sustainably deliver profits to shareholders is built on a foundation of investing in and caring for all of our team members, safely serving great quality food to our guests and acting responsibly in all that we do. Our Board’s Governance and Nominating Committee oversees and provides input on the sustainability strategic framework, goals and initiatives, as well as reviews ESG metrics and results. For more information, please review our Sustainability report on our Sustainability page on our website at www.brinker.com. The contents of the Sustainability report and our website are not incorporated by reference into this Form 10-K.
Human Capital Management
Our employee base as of June 28, 2023, consisted of 64,323 team members, including 538 restaurant support center team members, 5,070 restaurant management team members, with the remainder being hourly team members. Of our hourly team members, approximately 27% are full-time and 73% are part-time employees. As of June 28, 2023, approximately 52% of our employees are women and approximately 56% of our employees (who self-identified as a race or ethnicity) are racially or ethnically diverse. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 17 years of experience in the restaurant industry.
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
We strive to help our team members turn their restaurant jobs into lasting careers. We provide separate development programs for each of our new managers, managers preparing to become general managers and general managers preparing to become directors of operations. Approximately 90% of our new general managers are promoted from our existing team members. In fiscal 2023, our certified shift leader (“CSL”) apprenticeship program provided hourly team members the first step into the path to management. Beginning in fiscal 2024, our hourly team members identified for potential leadership positions will be immediately elevated to assistant managers and we have discontinued the CSL program.

Our no-cost education program, Best You EDU™, provides foundational learning, ESL, citizenship preparation courses, GED, associate degree programs and other educational benefits, such as Spanish and standard tuition reimbursement. Beginning in fiscal 2024 this program is available to all team members on their first day of employment.
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
Diversity, Equity and Inclusion (“DE&I”)
Our restaurants are built on the foundation of a culture of inclusion. Our team members are diverse in gender, race, ethnicity, sexual orientation, disability, religion, age, cultural background and life experiences. We celebrate the differences that make us stronger. We are committed to a workplace environment where every team member feels that they belong and where every team member can succeed. Our Board’s Talent and Compensation Committee provides oversight for aspects of our culture, equity, and inclusion, in addition to quarterly and annual reviews by our Board of Directors. We are working to strengthen the foundation of our culture of inclusion and to build greater diverse leadership at Brinker through the following programs and initiatives:
•Journey Groups – Opportunities for team members to connect with other team members interested in taking steps on their personal journey to learn and discuss anti-racism, allyship and equality in a safe space focused on a supporting book, video, podcast, etc.
•Women Taking the Lead – Development, mentoring and resources to help professionally develop female leaders.
•Leaders Leading Through Diversity – A development program to increase diverse representation among restaurant operations leadership.
•DE&I Training – Online learning paths on topics such as conscious and unconscious bias, as well as additional mandatory training programs for certain operations leaders.
•Communities of Interest – Six resource groups providing safe spaces for underrepresented groups and allies to develop connections, share ideas and encourage diversity of thought in the organization.
•Culture of Inclusion Series – Events to help educate team members about inclusion and different cultures.
•TM Highlights – Opportunities for team members to share their personal stories, experiences, and what inclusion and allyship means to them.
•Serving it Forward – allows us to go out and support, learn and impact communities to help create a better more-inclusive tomorrow partnering with non-profits that align with our giveback pillars of education, kids and hunger.
Information Technology and Cyber Security
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
We are currently investing in new enterprise resource planning ("ERP") and human capital management to provide our restaurant management and restaurant support teams with the tools necessary to enhance our ability to record and track data, make more effective real-time decisions, and drive process efficiencies. We plan to implement these new systems over the next year.
Trademarks
We have registered, among other marks, “Brinker International”, “Chili’s”, “Maggiano’s” and “It’s Just Wings” as trademarks with the United States Patent and Trademark Office.
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
In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Inc. Code of Conduct - Making People Feel Special and Policy Governing the Improper Use of Materials. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operation, cash flows or the trading price of our common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
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
Unfavorable publicity relating to one or more of our restaurants in a particular brand may affect public perception of the brand.

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, customer complaints, litigation, illness or health concerns or other issues stemming from one or a limited number of restaurants, regardless of whether such events have a factual basis. In particular, since we depend heavily on the Chili’s brand for a majority of our revenues, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the Chili’s brand, and consequently on our business, financial condition and results of operations. The speed at which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the capabilities of social media and the internet. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic which could materially impact our financial performance.
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
Our results can be adversely affected by events, such as adverse weather conditions, natural disasters, climate change, pandemics or other catastrophic events.
Adverse weather conditions, natural disasters, climate change or catastrophic events, such as terrorist acts, can adversely impact restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions, climate change and health pandemics, whether occurring in the United States or abroad, can keep customers in the affected area from dining out, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to or closure of restaurants and result in lost opportunities for our restaurants. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 18.7%, 11.6% and 9.5%, respectively, as of June 28, 2023. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations.
The operational success of our franchise system is important to our business and future international growth.
A significant percentage of system-wide restaurants are owned and operated by our franchisees. Our franchise related revenue is not material to our total revenues; however, franchise agreements are designed to require our franchisees to maintain brand consistency and the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our international restaurants are substantially all franchised and our ability to grow internationally is largely dependent on the success of our franchise partners in developing and maintaining new restaurants.
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
The restaurant industry is dependent upon consumer discretionary spending, which is negatively affected by global and domestic economic conditions, such as: fluctuations in disposable income and changes in consumer confidence, the price of gasoline, slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, wars or conflict in certain regions, pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, cause downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures.
We have been adversely impacted by, and may continue to be adversely impacted by, ongoing macroeconomic challenges in the U.S. and other regions of the world where our franchisees operate, including recent labor, commodity, transportation and other inflationary pressures, supply chain disruptions, military conflict and impacts arising from governmental restrictions implemented in certain regions to mitigate against the pandemic.
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
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, droughts and hurricanes; health epidemics or pandemics; shortages in the availability of truck drivers; the inability of our suppliers to obtain credit in a tight credit market; trade barriers; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.

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
As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. For example, the Company experienced a cyber security incident at some Chili’s locations in fiscal 2018. As with many public companies, our defenses are under attack regularly. There have been and will be minor intrusions from time-to-time. As a result of the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss.
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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual goodwill impairment test in the second quarter of fiscal 2023 and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2023. This assessment is predicated on our ability to continue to operate dining and banquet rooms and generate off-premise sales at our restaurants. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
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
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. For example, in fiscal 2023, we recognized

$12.0 million of long-lived asset and lease asset impairment charges as a result of decreased cash flows, and it is possible that we may incur similar charges in greater amounts in the future. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements for more information. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
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
We are subject to various federal, state and local employment and labor laws and regulations that govern employment and labor matters, including, employment discrimination, minimum wages, work scheduling, overtime, tip credits, tax reporting, working conditions, safety standards, employment of minors, family leave and immigration status. Compliance with these laws and regulations can be costly, and a failure or perceived failure to comply with these laws could result in negative publicity or litigation. We have been and are under investigation for compliance periodically, and we have been and will be fined for alleged violations of these regulations. Some states and localities have, and many others are contemplating, increases to their minimum wage and tip credit wage, and such increases can have a significant impact on our labor costs. In addition, new employment or labor laws may mandate additional benefits for employees or impose additional obligations that may adversely impact the costs of labor, the availability of labor and our business operations. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. There are no assurances that a combination of cost management and price increases can offset all of the costs associated with compliance.
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
Other risk factors that could cause our actual results to differ materially from those indicated in forward-looking statements, include, without limitation, changes in financial and credit markets (including rising interest rates); increased fuel costs and availability for our team members, customers and suppliers; increased health care costs; health epidemics or pandemics or the prospects of these events; changes in consumer behaviors; changes in demographic trends; labor shortages and availability of employees; union organization; strikes; wars or conflicts in certain regions; terrorist acts; energy shortages and rolling blackouts; weather and climate change (including, major hurricanes and regional winter storms); inadequate insurance coverage; and limitations imposed by our credit agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 28, 2023, our system of Company-owned and franchise-operated restaurants included 1,657 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 28, 2023
	Domestic	International	Total
Chili’s
Company-owned	1,130	5	1,135
Franchise	101	369	470
	1,231	374	1,605
Maggiano’s
Company-owned	50	—	50
Franchise	2	—	2
	52	—	52
System-wide	1,283	374	1,657
Our Chili’s domestic Company-owned and franchise-operated restaurants are located in 49 states. We and our franchisees also have Chili’s restaurants in two United States territories, Guam and Puerto Rico, and 29 other countries: Bahrain, Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Pakistan, Peru,

Philippines, Qatar, Saudi Arabia, South Korea, Sri Lanka, Taiwan, Tunisia, and the United Arab Emirates. Our Maggiano’s Company-owned and franchise-operated restaurants are located in 22 states and Washington, D.C.
Restaurant Property Information
The following table illustrates the approximate dining room capacity for a prototypical restaurant of each of our brands:

	Chili’s	Maggiano’s
Square feet	3,200-8,000	8,200-23,300
Dining seats	140-340	250-760
Dining tables	20-70	40-130
As of June 28, 2023, we own 50 properties of the 1,185 Company-owned restaurant locations. The related book value of these owned restaurant locations as of June 28, 2023 includes Land of $41.6 million and the net book value of Buildings and improvements totaling $12.6 million. In fiscal 2023, we sold Land related to three closed restaurants, with a combined book value of $1.8 million. The remaining 1,135 Company-owned restaurant locations are leased. These leased restaurant locations can be categorized as follows: 777 ground leases (where we lease land only, but construct the building and leasehold improvements) and 358 retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from one to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
Other Properties
We lease an office building in Dallas, Texas containing approximately 216,300 square feet which we use for our corporate headquarters and menu development activities. As of June 28, 2023, we have also acquired land for a future Company-owned restaurant location with a value of $0.8 million.
ITEM 3. LEGAL PROCEEDINGS
This information is set forth within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 18, 2023, there were 430 holders of record of our common stock.
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 27, 2018 through June 28, 2023. The graph is based on $100 invested as of June 27, 2018 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
Brinker International, Inc.	$100.00	$79.93	$50.61	$133.03	$48.20	$77.86
S&P 500	$100.00	$110.42	$118.70	$167.13	$149.39	$178.66
S&P Restaurants(1)	$100.00	$148.08	$134.90	$189.26	$172.52	$223.43
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., Domino’s Pizza Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands, Inc.
Share Repurchase Program
In fiscal 2022, our Board of Directors approved a $300.0 million share repurchase program, and the Company repurchased 2.3 million shares of our common stock for $96.0 million. The Company did not repurchase any shares under the repurchase program in fiscal 2023.

During the thirteen week period ended June 28, 2023, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 30, 2023 through May 3, 2023	0.0	$38.62	—	$204.0
May 4, 2023 through May 31, 2023	—	—	—	204.0
June 1, 2023 through June 28, 2023	0.1	38.83	—	$204.0
Total	0.1	$38.81	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2023, 70,401 shares were tendered by team members at an average price of $38.81.
(2)The final amount shown is as of June 28, 2023.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of this report. Our MD&A consists of the following sections:
•Overview - a brief description of our business and a discussion on the financial impact of COVID-19 and other trends impacting our business;
•Results of Operations - an analysis of the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements;
•Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, aggregate contractual obligations, financing activity, and known trends that may impact liquidity, including off-balance sheet arrangements; and

•Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates, including recent accounting pronouncements.
The following MD&A includes a discussion comparing our results in fiscal 2023 to fiscal 2022. For a discussion comparing our results from fiscal 2022 to fiscal 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2022, filed with the SEC on August 26, 2022.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2023 and Fiscal 2022, which ended on June 28, 2023 and June 29, 2022, respectively, each contained 52 weeks. Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
The Company is principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units. Refer to Part I, Item 1 - Business of this document for additional information about our business and operational strategies.
External impacts to Our Operating Environment
During both fiscal 2022 and fiscal 2023, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. Geopolitical and other macroeconomic events could lead to wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
During fiscal 2023, all our domestic Company-owned and franchise restaurants operated with no restrictions. During fiscal 2022, the continuing spread of COVID-19 cases (particularly the Omicron variant), significantly impacted our guest traffic and sales. Many of our restaurants had face mask requirements and some of our restaurants had proof of vaccination requirements for our customers, team members or both.

RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 28, 2023		June 29, 2022
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$4,093.2	99.0%	$3,764.5	99.0%
Franchise revenues	40.0	1.0%	39.6	1.0%
Total revenues	4,133.2	100.0%	3,804.1	100.0%
Operating costs and expenses
Food and beverage costs	1,146.3	28.0%	1,048.5	27.9%
Restaurant labor	1,389.3	34.0%	1,288.1	34.2%
Restaurant expenses	1,097.5	26.8%	968.3	25.7%
Depreciation and amortization	168.5	4.1%	164.4	4.3%
General and administrative	154.5	3.7%	144.1	3.8%
Other (gains) and charges	32.7	0.8%	31.2	0.8%
Total operating costs and expenses	3,988.8	96.5%	3,644.6	95.8%
Operating income	144.4	3.5%	159.5	4.2%
Interest expenses	54.9	1.3%	46.1	1.2%
Other income, net	(1.3)	0.0%	(1.8)	0.0%
Income before income taxes	90.8	2.2%	115.2	3.0%
(Benefit) Provision for income taxes	(11.8)	(0.3)%	(2.4)	(0.1)%
Net income	$102.6	2.5%	$117.6	3.1%
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
•Franchise revenues include royalties, franchise advertising fees, gift card equalization, and franchise and development fees.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 29, 2022	$3,379.6	$424.5	$3,804.1
Change from:
Comparable restaurant sales(1)	220.3	68.3	288.6
Restaurant acquisitions(2)	52.6	—	52.6
Restaurant openings	27.7	—	27.7
Maggiano's banquet income	—	4.3	4.3
Gift card discount costs	0.9	0.2	1.1
Gift card breakage(3)	(17.2)	(2.4)	(19.6)
Merchandise income	0.2	—	0.2
Digital entertainment revenues	2.7	—	2.7
Delivery service fee income	(3.1)	0.6	(2.5)
Restaurant closures	(17.9)	(8.5)	(26.4)
Company sales	266.2	62.5	328.7
Franchise revenues(4)	0.3	0.1	0.4
Fiscal year ended June 28, 2023	$3,646.1	$487.1	$4,133.2
(1)Comparable restaurant sales increased due to menu price increases and favorable menu item mix, partially offset by lower traffic.
(2)We acquired 68 Chili’s restaurants from three former franchisees in fiscal 2022. Restaurant acquisitions includes revenues of acquired restaurants until the restaurant has been in operation for more than 18 months.
(3)Gift card breakage decreased primarily due to a prior year change in estimate to increase the breakage rate on certain aged sales years.
(4)Our Chili’s and Maggiano’s franchisees generated sales of approximately $876.0 million and $10.6 million respectively in fiscal 2023 compared to $806.2 million and $8.5 million respectively in fiscal 2022.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2023 compared to fiscal 2022:

	Comparable Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	8.1%	9.0%	4.4%	(5.3)%	1.7%
Chili’s	7.0%	9.2%	4.7%	(6.9)%	1.8%
Maggiano’s	17.3%	7.9%	2.8%	6.6%	(2.1)%
Franchise(4)	9.6%
U.S.	3.3%
International	13.3%
Chili’s domestic(5)	6.5%
System-wide(6)	8.4%
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
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 28, 2023		June 29, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,146.3	28.0%	$1,048.5	27.9%	$(97.8)	(0.1)%
Restaurant labor	1,389.3	34.0%	1,288.1	34.2%	(101.2)	0.2%
Restaurant expenses	1,097.5	26.8%	968.3	25.7%	(129.2)	(1.1)%
Depreciation and amortization	168.5		164.4		(4.1)
General and administrative	154.5		144.1		(10.4)
Other (gains) and charges	32.7		31.2		(1.5)
Interest expenses	54.9		46.1		(8.8)
Other income, net	(1.3)		(1.8)		(0.5)
As a percentage of Company sales:
•Food and beverage costs increased 0.1%, including 3.3% of higher poultry, meat, produce and other commodity costs resulting from inflationary pressures, partially offset by 2.4% of favorable menu pricing and 0.8% of favorable menu item mix.
•Restaurant labor decreased 0.2%, including 2.5% of sales leverage and 0.2% of lower other restaurant labor, partially offset by 1.4% of higher hourly restaurant wages due to increased staffing levels and higher wage rates and 1.1% of higher manager salaries and bonus expenses.
•Restaurant expenses increased 1.1%, driven by 0.8% of higher repairs and maintenance, 0.5% of higher advertising, 0.3% of higher utilities, 0.3% of higher workers’ compensation and general liability insurance, 0.2% of higher rent and 0.5% of higher other restaurant expenses. These increases were partially offset by 1.5% of sales leverage.

Depreciation and amortization increased $4.1 million as follows:

Depreciation and Amortization
Fiscal year ended June 29, 2022	$164.4
Change from:
Additions for existing and new restaurant assets	22.0
Acquisition of Chili’s restaurants(1)	3.2
Corporate assets	1.8
Finance leases	(3.2)
Retirements and fully depreciated restaurant assets	(19.2)
Other	(0.5)
Fiscal year ended June 28, 2023	$168.5
(1)Represents the incremental depreciation and amortization of the assets and finance leases related to the 68 Chili’s restaurants acquired in fiscal 2022.
General and administrative expenses increased $10.4 million as follows:

General and Administrative
Fiscal year ended June 29, 2022	$144.1
Change from:
Performance-based compensation(1)	7.3
Defined contribution plan employer expenses and other benefits	2.4
Payroll expenses	1.5
Travel and entertainment expenses	0.4
Stock-based compensation(2)	(4.4)
Other(3)	3.2
Fiscal year ended June 28, 2023	$154.5
(1)Performance-based compensation increased in fiscal 2023 due to higher business performance metrics compared to targets.
(2)Stock-based compensation decreased primarily due to the reversal in the second quarter of fiscal 2023 of performance-based award expense as certain performance targets are no longer expected to be achieved.
(3)Other increased primarily due to an increase in professional consulting fees and costs related to IT initiatives.

Other (gains) and charges consisted of the following (for further details, refer to Note 14 - Other Gains and Charges):

	Fiscal Years Ended
	June 28, 2023	June 29, 2022
Restaurant level impairment charges	$12.1	$8.5
Restaurant closure asset write-offs and charges	8.3	3.7
Enterprise system implementation costs	4.7	2.4
Severance and other benefit charges	3.7	—
Lease contingencies	2.0	3.1
Remodel-related asset write-off	1.1	4.9
Loss from natural disasters, net of (insurance recoveries)	0.8	1.1
Gain on sale of assets, net	(3.7)	—
Other	3.7	7.5
	$32.7	$31.2
Interest expenses increased $8.8 million primarily due to higher interest rates and average borrowing balances on our revolving credit facility in fiscal 2023.
Income Taxes

	Fiscal Years Ended
	June 28, 2023	June 29, 2022
Effective income tax rate	(13.0)%	(2.1)%
The federal statutory tax rate was 21.0% for both fiscal 2023 and 2022. Our effective income tax rates for fiscal 2023 and 2022 were lower than the federal statutory tax rate primarily due to the leverage of the FICA tip tax credit relative to Income before income taxes. The higher tax benefit in fiscal 2023 is primarily due to an increased leverage of the FICA tip tax credit against a lower Income before incomes taxes compared to fiscal 2022.
Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 28, 2023	June 29, 2022	Dollars	%
Company sales	$3,606.7	$3,340.5	$266.2	8.0%
Franchise and other revenues	39.4	39.1	0.3	0.8%
Total revenues	$3,646.1	$3,379.6	$266.5	7.9%
Chili’s Total revenues increased 7.9% primarily due to increased menu pricing, favorable menu item mix and the acquisition of 68 Chili’s restaurants from three former franchisees, partially offset by lower traffic. Refer to the “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 28, 2023		June 29, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,022.9	28.3%	$945.9	28.4%	$(77.0)	0.1%
Restaurant labor	1,232.3	34.2%	1,146.5	34.3%	(85.8)	0.1%
Restaurant expenses	966.2	26.8%	849.8	25.4%	(116.4)	(1.4)%
Depreciation and amortization	145.3		139.8		(5.5)
General and administrative	35.5		33.3		(2.2)
Other (gains) and charges	22.0		23.3		1.3
As a percentage of Company sales:
•Chili’s Food and beverage costs decreased 0.1%, including 2.5% of favorable menu pricing and 1.0% of favorable menu item mix, partially offset by 3.4% of higher poultry, meat, produce and other commodity costs resulting from inflationary pressures.
•Chili’s Restaurant labor decreased 0.1%, including 2.4% of sales leverage and 0.1% of lower other restaurant labor, partially offset by 1.2% of higher restaurant hourly wages and 1.2% of higher manager salaries and bonus expenses.
•Chili’s Restaurant expenses increased 1.4%, driven by 0.8% of higher repairs and maintenance, 0.6% of higher advertising, 0.3% of higher workers’ compensation and general liability insurance, 0.2% of higher utilities, 0.2% of higher rent, and 0.5% of higher other restaurant expense. These increases were partially offset by 1.2% of sales leverage.
Chili’s Depreciation and amortization increased $5.5 million as follows:

Depreciation and Amortization
Fiscal year ended June 29, 2022	$139.8
Change from:
Additions for new and existing restaurant assets	20.3
Acquisition of Chili’s restaurants(1)	3.2
Finance leases	(3.0)
Retirements and fully depreciated restaurant assets	(14.7)
Other	(0.3)
Fiscal year ended June 28, 2023	$145.3
(1)        Represents the incremental depreciation and amortization of the assets and finance leases related to the 68 Chili’s restaurants acquired in fiscal 2022.

Chili’s General and administrative increased $2.2 million as follows:

General and Administrative
Fiscal year ended June 29, 2022	$33.3
Change from:
Performance-based compensation	2.0
Payroll expenses	0.9
Defined contribution plan employer expenses and other benefits	0.7
Stock-based compensation	(1.2)
Other	(0.2)
Fiscal year ended June 28, 2023	$35.5
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 14 - Other Gains and Charges):

	Fiscal Years Ended
	June 28, 2023	June 29, 2022
Restaurant level impairment charges	$12.1	$8.3
Restaurant closure asset write-offs and charges	7.3	3.6
Severance and other benefit charges	1.9	—
Remodel-related asset write-off	1.1	4.8
Loss from natural disasters, net of (insurance recoveries)	0.8	1.1
Gain on sale of assets, net	(3.7)	—
Other	2.5	5.5
	$22.0	$23.3

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 28, 2023	June 29, 2022	Dollars	%
Company sales	$486.5	$424.0	$62.5	14.7%
Franchise revenues	0.6	0.5	0.1	20.0%
Total revenues	$487.1	$424.5	$62.6	14.7%
Maggiano’s Total revenues increased 14.7% primarily due to increased menu pricing, favorable menu item mix and higher traffic. Total banquet income increased $4.3 million in fiscal 2023 compared to fiscal 2022 as our banquet business recovered from the effects of the COVID-19 pandemic. Refer to the “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 28, 2023		June 29, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$123.4	25.3%	$102.6	24.2%	$(20.8)	(1.1)%
Restaurant labor	157.0	32.3%	141.6	33.4%	(15.4)	1.1%
Restaurant expenses	130.4	26.8%	117.9	27.8%	(12.5)	1.0%
Depreciation and amortization	13.0		13.4		0.4
General and administrative	7.8		8.0		0.2
Other (gains) and charges	1.4		—		(1.4)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs increased 1.1%, including 2.1% of unfavorable commodity pricing and 0.2% of unfavorable menu item mix, partially offset by 1.2% of favorable menu pricing.
•Maggiano’s Restaurant labor decreased 1.1%, including 4.2% of sales leverage, 0.2% of lower manager bonus and 0.1% of other restaurant labor, partially offset by 2.8% of higher restaurant hourly wages and 0.6% of higher manager salaries.
•Maggiano’s Restaurant expenses decreased 1.0%, driven by 2.5% of sales leverage, partially offset by 0.5% of higher delivery fees and to-go supplies, 0.4% of higher repairs and maintenance, 0.2% of higher workers’ compensation and general liability insurance and 0.4% of higher other restaurant expenses.
Maggiano’s Other (gains) and charges primarily consisted of restaurant closure asset write offs and charges, refer to Note 14 - Other Gains and Charges)
CRITICAL ACCOUNTING ESTIMATES
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
Gift Card Revenues Recognition
Proceeds from the sale of gift cards are recorded as deferred revenues and recognized as revenues when the gift cards are redeemed by the holders. Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed and is estimated based on our historical gift card redemption patterns and actuarial estimates. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We recognize breakage income in Franchise revenues in the Consolidated Statements of Comprehensive Income.
We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record breakage attributable to gift cards sold in fiscal 2023 by 50 basis points would result in an impact to the Consolidated Statements of Comprehensive Income of approximately $0.6 million on the current year.
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
Lease accounting requires the application of significant judgements by management. Variation in judgements applied could result in a change of lease classification and materially different expenses such as rent, depreciation and amortization in a given reporting period; fair value of lease asset and lease liability at inception; or reasonably certain lease terms at inception.
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

We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in (Benefit) Provision for income taxes. Significant judgment is required in assessing, among other factors, the timing and amounts of deductible and taxable items. Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 28, 2023	June 29, 2022
Net cash provided by operating activities	$256.3	$252.2	$4.1
Net cash provided by operating activities increased due to a decrease in payments of performance-based compensation in the current year and the timing of operational receipts and payments, partially offset by an increase in income tax payments, net of refunds received and a decrease in operating income.

Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 28, 2023	June 29, 2022
Cash flows from investing activities
Payments for property and equipment	$(184.9)	$(150.3)	$(34.6)
Payments for franchise restaurant acquisitions	—	(106.6)	106.6
Proceeds from sale leaseback transactions, net of related expenses	—	20.5	(20.5)
Proceeds from note receivable	4.5	2.1	2.4
Proceeds from sale of assets	5.5	0.1	5.4
Insurance recoveries	0.7	—	0.7
Net cash used in investing activities	$(174.2)	$(234.2)	$60.0
Net cash used in investing activities decreased primarily due to $106.6 million of cash consideration paid for the purchase of 68 Chili’s restaurants in fiscal 2022, partially offset by proceeds of $20.5 million received from the sale leaseback transactions on six of the acquired restaurants in fiscal 2022. Additionally, capital expenditures increased in fiscal 2023 primarily for construction of new restaurants, new equipment purchases, and increased capital maintenance, partially offset by the reduction in scope of the Chili’s remodel initiative and reduced technology spend.
Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 28, 2023	June 29, 2022
Cash flows from financing activities
Borrowings on revolving credit facility	$765.0	$720.5	$44.5
Payments on revolving credit facility	(875.0)	(620.5)	(254.5)
Proceeds from issuance of long-term debt	350.0	—	350.0
Payments on long-term debt	(322.1)	(23.7)	(298.4)
Purchases of treasury stock	(5.0)	(100.9)	95.9
Proceeds from issuance of treasury stock	12.5	0.4	12.1
Payments for debt issuance costs	(5.3)	(3.1)	(2.2)
Payments of dividends	(0.6)	(1.1)	0.5
Net cash used in financing activities	$(80.5)	$(28.4)	$(52.1)
Net cash used in financing activities increased primarily due to the payoff of the $300.0 million 3.875% notes and $110.0 million of net repayment activity in fiscal 2023 compared to $100.0 million of net borrowing activity in fiscal 2022 on the revolving credit facility, partially offset by proceeds from issuance of the $350.0 million 8.250% notes (the “2030 Notes”), a decrease in share repurchases and an increase in proceeds from employee stock option exercises.
Revolving Credit Facility
On May 2, 2023, we amended our $800.0 million revolving credit facility to increase the capacity to $900.0 million and to adopt SOFR as the new benchmark rate, replacing LIBOR. During fiscal 2023, we incurred and capitalized $0.5 million of debt issuance costs associated with the revolving credit facility, which are included in Other assets in the Consolidated Balance Sheets.
The $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of June 28, 2023, our interest rate was 6.952% consisting of SOFR of 5.102% plus the applicable margin and spread adjustment of 1.850%. As of June 28, 2023, there was $738.7 million of borrowing capacity under the revolving credit facility.
On May 15, 2023, our $300.0 million 3.875% notes matured and the payoff was funded with borrowings from our revolving credit facility.
On June 27, 2023, we issued $350.0 million of 8.250% senior notes due July 15, 2030 and used $340.0 million of the proceeds to reduce outstanding borrowings on the revolver. The 2030 Notes require semi-annual interest payments in arrears, on each January 15 and July 15, beginning on January 15, 2024. During fiscal 2023, we incurred and capitalized $5.7 million of debt issuance costs associated with the 2030 Notes, which are included in Long-term debt and finance leases, less current installments in the Consolidated Balance Sheets.
As of June 28, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 2024 Notes and 2030 Notes. Refer to Note 8 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
Share Repurchase Program
In fiscal 2022, our Board of Directors approved a $300.0 million share repurchase program, and the Company repurchased 2.3 million shares of our common stock for $96.0 million. The Company did not repurchase any shares under the repurchase program in fiscal 2023. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
In fiscal 2023, we repurchased 0.1 million shares of our common stock for $5.0 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. On June 28, 2023, we had $204.0 million of authorized repurchases remaining under the share repurchase program.
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
Cash Flow Outlook
Cash flow from operations typically provides the company with a significant source of liquidity. During fiscal 2023, all our domestic Company-owned and franchise restaurants operated with no state or local restrictions. Additionally, during fiscal 2023, we increased the capacity under our revolving credit facility by $100.0 million and issued new $350.0 million senior notes that mature in 2030.
As a result of uncertainties in the near-term macro environment, including supply chain challenges, and commodity and labor inflation, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business. We continue to monitor the macro environment and will adjust our overall approach to capital allocation, including share repurchases, as events and macroeconomic trends unfolds.

Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months, including the repayment of current debt obligations.
Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases and purchase obligations as of June 28, 2023 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$—	$350.0	$161.3	$350.0	$861.3
Interest(2)	44.9	88.9	59.2	72.2	265.2
Finance leases(3)	13.7	20.4	15.1	40.1	89.3
Operating leases(3)	179.4	342.4	277.0	944.5	1,743.3
Purchase obligations(4)	30.0	38.3	2.5	—	70.8
(1)Long-term debt consists of principal amounts owed on the 5.000% and 8.250% notes and the revolving credit facility. As of June 28, 2023, $738.7 million of credit is available under the revolving credit facility. The revolving credit facility is due in August 2026.
(2)Interest consists of remaining interest payments on the 5.000% and 8.250% notes totaling $230.2 million and remaining interest payments on the revolver totaling $35.0 million. The interest rates on the notes are fixed whereas the interest rate on the revolver is variable based on SOFR and our applicable margin. We have assumed that the revolver balance carried will be $161.3 million until the maturity date of August 18, 2026 using the interest rate of 6.952%, which is the total of SOFR plus our applicable margin as of June 28, 2023.
(3)Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 28, 2023, these total future lease payments included non-cancelable lease commitments of $63.6 million for finance leases and $1,067.6 million for operating leases.
(4)Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for the purchase of fountain beverages, software and professional services contracts, as well as non-cancellable insurance premiums, and exclude agreements that are cancellable without significant penalty.
Off -Balance Sheet Arrangements
We have entered into certain pre-commencement leases as disclosed in Note 7 - Leases and have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 9 - Commitments and Contingencies included within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash-flow ratio. As of June 28, 2023, $161.3 million was outstanding under the revolving credit facility. The impact on our annual results of operations of a hypothetical 100 basis points interest rate change on the outstanding balance of this variable rate financial instrument as of June 28, 2023 would be approximately $1.6 million.
Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease, inclement weather or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. The aggregate impact of these and other factors have contributed to significant cost inflation. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BRINKER INTERNATIONAL, INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 28, 2023 and June 29, 2022, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended June 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2023 and June 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of gift card breakage revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 28, 2023 was $16.5 million.

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
August 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2023 and June 29, 2022, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended June 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated August 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 23, 2023

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
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 28, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 28, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021(1)
Revenues
Company sales	$4,093.2	$3,764.5	$3,301.3
Franchise revenues	40.0	39.6	36.5
Total revenues	4,133.2	3,804.1	3,337.8
Operating costs and expenses
Food and beverage costs	1,146.3	1,048.5	867.8
Restaurant labor	1,389.3	1,288.1	1,108.2
Restaurant expenses	1,097.5	968.3	858.5
Depreciation and amortization	168.5	164.4	150.2
General and administrative	154.5	144.1	134.8
Other (gains) and charges	32.7	31.2	19.0
Total operating costs and expenses	3,988.8	3,644.6	3,138.5
Operating income	144.4	159.5	199.3
Interest expenses	54.9	46.1	56.2
Other income, net	(1.3)	(1.8)	(2.1)
Income before income taxes	90.8	115.2	145.2
(Benefit) Provision for income taxes	(11.8)	(2.4)	13.6
Net income	$102.6	$117.6	$131.6

Basic net income per share	$2.33	$2.62	$2.89

Diluted net income per share	$2.28	$2.58	$2.83

Basic weighted average shares outstanding	44.1	44.8	45.5

Diluted weighted average shares outstanding	45.0	45.6	46.6

Other comprehensive income
Foreign currency translation adjustment	$(0.7)	$(0.6)	$1.5
Other comprehensive income (loss)	(0.7)	(0.6)	1.5
Comprehensive income	$101.9	$117.0	$133.1
(1)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 28, 2023	June 29, 2022
ASSETS
Current assets
Cash and cash equivalents	$15.1	$13.5
Accounts receivable, net	60.9	66.4
Inventories	34.5	35.6
Restaurant supplies	55.6	55.5
Prepaid expenses	17.2	25.7
Income taxes receivable, net	—	4.5
Total current assets	183.3	201.2
Property and equipment, at cost
Land	42.4	43.4
Buildings and leasehold improvements	1,635.7	1,603.9
Furniture and equipment	765.8	793.0
Construction-in-progress	30.1	33.6
	2,474.0	2,473.9
Less accumulated depreciation and amortization	(1,665.7)	(1,657.2)
Net property and equipment	808.3	816.7
Other assets
Operating lease assets	1,134.9	1,160.5
Goodwill	195.0	195.1
Deferred income taxes, net	93.4	62.5
Intangibles, net	23.9	27.4
Other	48.2	21.0
Total other assets	1,495.4	1,466.5
Total assets	$2,487.0	$2,484.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$125.7	$134.3
Gift card liability	73.0	83.9
Accrued payroll	106.1	111.0
Operating lease liabilities	112.4	112.7
Other accrued liabilities	116.3	116.1
Income taxes payable, net	2.4	—
Total current liabilities	535.9	558.0
Long-term debt and finance leases, less current installments	912.2	989.1
Long-term operating lease liabilities, less current portion	1,125.8	1,151.1
Other liabilities	57.4	54.3
Commitments and contingencies (Note 9)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.6 million shares outstanding at June 28, 2023, and 70.3 million shares issued and 43.8 million shares outstanding at June 29, 2022)	6.0	7.0
Additional paid-in capital	690.0	690.9
Accumulated other comprehensive loss	(6.0)	(5.3)
Accumulated deficit	(351.9)	(148.4)
Treasury stock, at cost (15.7 million shares at June 28, 2023, and 26.5 million shares at June 29, 2022)	(482.4)	(812.3)
Total shareholders’ deficit	(144.3)	(268.1)
Total liabilities and shareholders’ deficit	$2,487.0	$2,484.4
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Cash flows from operating activities
Net income	$102.6	$117.6	$131.6
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	168.5	164.4	150.2
Deferred income taxes, net	(30.9)	(11.7)	(12.5)
Restructure and impairment charges	24.0	20.3	9.8
Stock-based compensation	14.4	18.6	16.4
Net loss on disposal of assets	2.7	3.4	1.8
Other	1.8	3.0	3.7
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	0.7	3.4	(9.9)
Inventories	0.0	(5.5)	(2.2)
Restaurant supplies	(1.1)	(1.6)	(1.0)
Prepaid expenses	(20.6)	(12.2)	0.3
Current income taxes	8.0	14.4	14.7
Operating lease assets, net of liabilities	(2.8)	3.4	(27.6)
Other assets	0.0	0.0	(0.5)
Accounts payable	(5.8)	0.2	21.1
Gift card liability	(10.9)	(23.3)	(3.5)
Accrued payroll	(5.3)	(11.5)	57.2
Other accrued liabilities	10.0	(2.0)	6.3
Other liabilities	1.0	(28.7)	13.8
Net cash provided by operating activities	256.3	252.2	369.7
Cash flows from investing activities
Payments for property and equipment	(184.9)	(150.3)	(94.0)
Payments for franchise restaurant acquisitions	—	(106.6)	—
Proceeds from sale leaseback transactions, net of related expenses	—	20.5	—
Proceeds from note receivable	4.5	2.1	1.5
Proceeds from sale of assets	5.5	0.1	1.6
Insurance recoveries	0.7	—	—
Net cash used in investing activities	(174.2)	(234.2)	(90.9)
Cash flows from financing activities
Borrowings on revolving credit facility	765.0	720.5	43.4
Payments on revolving credit facility	(875.0)	(620.5)	(345.0)
Proceeds from issuance of long-term debt	350.0	—	—
Payments on long-term debt	(322.1)	(23.7)	(20.0)
Purchases of treasury stock	(5.0)	(100.9)	(4.2)
Proceeds from issuance of treasury stock	12.5	0.4	30.7
Payments for debt issuance costs	(5.3)	(3.1)	(2.2)
Payments of dividends	(0.6)	(1.1)	(1.5)
Net cash used in financing activities	(80.5)	(28.4)	(298.8)
Net change in cash and cash equivalents	1.6	(10.4)	(20.0)
Cash and cash equivalents at beginning of period	13.5	23.9	43.9
Cash and cash equivalents at end of period	$15.1	$13.5	$23.9
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$12.4	$(4.7)	$9.7
Interest paid, net of amounts capitalized	51.0	41.0	49.5
Accrued capital expenditures	11.3	15.2	8.8
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 24, 2020	45.0	$7.0	$669.4	$(397.5)	$(751.8)	$(6.2)	$(479.1)
Net income	—	—	—	131.6	—	—	131.6
Other comprehensive income	—	—	—	—	—	1.5	1.5
Dividends	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	16.4	—	—	—	16.4
Purchases of treasury stock	(0.1)	—	(1.2)	—	(3.0)	—	(4.2)
Issuances of treasury stock	1.0	—	0.8	—	29.9	—	30.7
Balances at June 30, 2021	45.9	7.0	685.4	(266.1)	(724.9)	(4.7)	(303.3)
Net income	—	—	—	117.6	—	—	117.6
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)
Dividends	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	18.6	—	—	—	18.6
Purchases of treasury stock	(2.4)	—	(2.0)	—	(98.9)	—	(100.9)
Issuances of treasury stock	0.3	—	(11.1)	—	11.5	—	0.4
Balances at June 29, 2022	43.8	7.0	690.9	(148.4)	(812.3)	(5.3)	(268.1)
Net income	—	—	—	102.6	—	—	102.6
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.7)
Dividends	—	—	—	0.0	—	—	0.0
Stock-based compensation	—	—	14.4	—	—	—	14.4
Purchases of treasury stock	(0.1)	—	(0.4)	—	(4.6)	—	(5.0)
Issuances of treasury stock	0.9	—	(14.9)	—	27.4	—	12.5
Retirement of stock	—	(1.0)	—	(306.1)	307.1	—	—
Balances at June 28, 2023	44.6	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of June 28, 2023, we owned, operated or franchised 1,657 restaurants, consisting of 1,185 Company-owned restaurants and 472 franchised restaurants, located in the United States, 29 other countries and two United States territories.
Basis of Presentation
Principles of Consolidation - The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and include the accounts of Brinker International, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts within the Notes to Consolidated Financial Statements are presented in millions unless otherwise specified.
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2023 and Fiscal 2022, which ended on June 28, 2023 and June 29, 2022, respectively, each contained 52 weeks. Fiscal 2021, which ended on June 30, 2021, contained 53 weeks.
Reclassifications - Beginning in fiscal 2023, we are presenting certain revenue streams related to gift cards, digital entertainment, Maggiano’s banquet service charges and delivery fees within Company sales to better align with the presentation used within the casual dining industry. Our presentation of Franchise revenues will now include only revenues related to the ongoing franchise-operated restaurants. Comparative figures in prior years have been adjusted to conform to the current year’s presentation. These reclassifications have no effect on Total revenues or Net income previously reported.
Use of Estimates - The preparation of the Consolidated Financial Statements is in conformity with GAAP and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and costs and expenses in the reporting periods. Actual results could differ from those estimates.
External Impacts to Our Operating Environment - During both fiscal 2022 and fiscal 2023, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. During fiscal 2023, all our domestic Company-owned and franchise restaurants operated with no restrictions. During fiscal 2022, the continuing spread of COVID-19 cases (particularly the Omicron variant), significantly impacted our guest traffic and sales. Many of our restaurants had face mask requirements and some of our restaurants had proof of vaccination requirements for our customers, team members or both.
Significant Accounting Policies
Cash and Cash Equivalents - Our policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with original maturities of three months or less are reflected as cash equivalents.
Accounts Receivable - Accounts receivable, net of the allowance for credit losses, represents the estimated net realizable value. Our primary accounts receivables are due from third-party gift card sales, vendor rebates, restaurant sales made with credit cards and franchisees. Provisions for credit losses are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.
Inventories - Inventories consist of food, beverages and supplies and are valued at the lower of cost (using the first-in, first-out method) or net realizable value.

Footnote Index
Cloud-Based Computing Arrangements - The Company defers application development stage costs for cloud-based computing arrangements and amortizes those costs over the related service (subscription) agreement. The current and long term portion is included in Prepaid expenses and Other assets in the Consolidated Balance Sheets, respectively.
Fair Value Measurements - Fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under market conditions. Fair value measurements are categorized in three levels based on the types of significant inputs used, as follows:

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
Depreciation expenses related to property and equipment for the fiscal years ended June 28, 2023, June 29, 2022, and June 30, 2021, of $165.3 million, $161.3 million, and $148.2 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
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

Footnote Index
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

Footnote Index
During fiscal 2023, fiscal 2022 and fiscal 2021, we performed our annual goodwill impairment analysis using a qualitative approach to determine whether indicators of impairment exist. Related to the qualitative assessment, we evaluated factors including our market capitalization, as well as the market capitalization of other companies in the restaurant industry, sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry. Based on these factors, no indicators of impairment were identified during our annual analysis performed in the second quarters of fiscal 2023, fiscal 2022 and fiscal 2021. Additionally, no indicators of impairment were identified through the end of each fiscal year.
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
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 28, 2023, no preferred shares were issued.
Revenues - Revenues are presented in the Company sales and Franchise revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales. We record revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer. Sales taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues.
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
Franchise Revenues - Franchise revenues include royalties, franchise advertising fees, gift card equalization, and franchise and development fees. Franchise royalties are based on a percentage of the sales generated by our franchise-operated restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues are recognized in the same period the sales are generated at the franchise-operated restaurants. Franchise advertising contributions from domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. Franchise and Development Fees are received from franchises for new restaurant openings and for territory development arrangements. The performance obligation related to these arrangements are collectively deferred as a contract liability and recognized

Footnote Index
on a straight-line basis into Franchise revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements.
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 28, 2023, June 29, 2022 and June 30, 2021, advertising expenses of $58.2 million, $37.4 million and $26.4 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $3.0 million, $2.4 million and $2.8 million, respectively, were recorded in Franchise revenues in the Consolidated Statements of Comprehensive Income.
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
We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return that is not more-likely-than-not to be realized. We recognize any interest and penalties related to unrecognized tax benefits in (Benefit) Provision for income taxes in the Consolidated Statements of Comprehensive Income. Additionally, income taxes are computed on a consolidated legal jurisdiction basis with no regard to brand.
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
Certain employees are eligible to receive stock options, performance stock options, performance shares, restricted stock and restricted stock units, while non-employee members of the Board of Directors are eligible to receive stock options, restricted stock and restricted stock units. Awards granted to the Board of Directors are non-forfeitable and are fully expensed upon grant. Awards to eligible employees may vest over a specified period of time or service period and may also contain performance-based conditions. The fair value of restricted stock and restricted stock units that do not contain a performance condition are based on our closing stock price on the date of grant, while the fair value of stock options, if granted, is estimated using the Black-Scholes option-pricing model on the date of grant.
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals usually at the end of a three-fiscal-year cycle. Vesting of performance shares granted are generally contingent upon meeting Company performance goals based on a specified rate of earnings growth or a specified range of earnings at the end of the three-fiscal-year period and may also include a market-based metric, such as TSR. Compensation expenses for the performance shares is recorded to General and administrative expenses based on management’s periodic estimates of the number of shares that will be earned under the Company performance metric, and the fair value of the shares as determined by our closing stock price on the date of grant, or by Monte Carlo simulation if a market-based metric is included. A cumulative expenses adjustment is recognized when that estimate changes.
Foreign Currency - Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian restaurants from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets.
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

Footnote Index
the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	June 28, 2023	June 29, 2022	June 30, 2021
Basic weighted average shares outstanding	44.1	44.8	45.5
Dilutive stock options	0.1	0.2	0.4
Dilutive restricted shares	0.8	0.6	0.7
Total dilutive impact	0.9	0.8	1.1
Diluted weighted average shares outstanding	45.0	45.6	46.6

Awards excluded due to anti-dilutive effect	1.3	0.8	0.5
New Accounting Standards Implemented
We reviewed all accounting pronouncements that became effective for our fiscal 2023 and determined that either they were not applicable or they did not have a material impact on the Consolidated Financial Statements. We also reviewed all recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements.
2. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. The weighted average remaining term of the current franchise agreements, including certain renewal periods expected to be exercised, was approximately 20 years as of June 28, 2023. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues based upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months and Other liabilities for the long-term portion in the Consolidated Balance Sheets.
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 28, 2023 and June 29, 2022:

	June 28, 2023	June 29, 2022
Beginning balance	$10.1	$11.4
Additions	1.9	1.1
Amount recognized to Other gains and charges(1)	—	(0.9)
Amount recognized to Franchise revenues	(0.9)	(1.5)
Ending balance	$11.1	$10.1
(1)The remaining deferred franchise and development fee balances associated with the 68 Chili’s restaurants acquired during fiscal 2022 were recognized as of the acquisition dates in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 3 - Acquisitions for further details.

Footnote Index
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 28, 2023:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2024	$0.9
2025	0.9
2026	0.8
2027	0.8
2028	0.7
Thereafter	7.0
$11.1
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 28, 2023 and June 29, 2022:

	June 28, 2023	June 29, 2022
Beginning balance	$83.9	$106.4
Gift card sales	127.1	134.8
Gift card redemptions recognized to Company sales	(121.7)	(122.1)
Gift card breakage recognized to Company sales(1)	(16.5)	(36.1)
Other	0.2	0.9
Ending balance	$73.0	$83.9
(1)Gift card breakage recognized to Company sales decreased due to prior year change in estimate to increase gift card breakage rates primarily attributable to gift cards sold prior to fiscal 2022.
3. ACQUISITIONS
During fiscal 2022, we completed three acquisitions of substantially all of the assets and certain liabilities related to previously franchised Chili’s locations, as follows:
•Mid-Atlantic Region Acquisition - On September 2, 2021, we acquired 23 previously franchised Chili’s restaurants located in the Mid-Atlantic region of the United States for a total purchase price of $47.7 million, including post-closing adjustments. The acquisition was funded with borrowings from our existing credit facility and proceeds from a sale leaseback transaction completed simultaneously with the acquisition (refer to Note 7 - Leases for further details on the sale leaseback transaction).
•Great Lakes Region Acquisition - On October 31, 2021, we acquired 37 previously franchised Chili’s restaurants located in the Great Lakes and Northeast region of the United States for a total purchase price of $57.1 million, including post-closing adjustments, funded with borrowings from our existing credit facility.
•Northwest Region Acquisition - On February 1, 2022, we acquired six previously franchised Chili’s restaurants and on May 5, 2022, we acquired two additional previously franchised Chili’s restaurants located in the Northwest region of the United States for a total purchase price of $2.0 million, including post-closing adjustments.
We accounted for each of these acquisitions as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements from the acquisition dates. The assets and liabilities of the acquired restaurants were recorded at their fair values. The fair values of tangible and

Footnote Index
intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows and discount rates. These inputs represent Level 3 fair value measurements as defined under GAAP. The amounts recorded for the fair value of acquired assets and liabilities for the more significant acquisitions are as follows:

	Mid-Atlantic Region	Great Lakes Region
	Fair Value September 2, 2021	Fair Value October 31, 2021
Current assets	$1.4	$2.1
Property and equipment	46.2	43.6
Operating lease assets	23.6	47.8
Reacquired franchise rights(1)	4.7	4.6
Goodwill(2)	—	7.2
Current liabilities	(1.4)	(1.4)
Finance lease liabilities, less current portion	(3.7)	—
Operating lease liabilities, less current portion	(23.1)	(46.8)
Net assets acquired	$47.7	$57.1
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
4. FAIR VALUE MEASUREMENTS
Non-Financial Assets
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 14 - Other Gains and Charges for more information.
Intangibles, net in the Consolidated Balance Sheets includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights and trademarks.
Definite-Lived Assets Impairment
Definite-lived assets include property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights. During fiscal 2023, we impaired certain long-lived assets and operating lease assets primarily related to 38 underperforming Chili’s restaurants. During fiscal 2022, we impaired certain long-lived assets and operating lease assets primarily related to 30 underperforming Chili’s and two underperforming Maggiano’s restaurants.

Footnote Index
We determined the fair value of these assets based on Level 3 fair value measurements. The table below presents the carrying values and related impairment charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Underperforming restaurants
Long-lived assets	$10.2	$7.3	$10.2	$7.3
Reacquired franchise rights assets	0.3	—	0.3	—
Operating lease assets	21.4	13.0	1.5	1.0
Total underperforming restaurants	$31.9	$20.3	$12.0	$8.3
Indefinite-Lived Assets Impairment
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. Based on our annual reviews, in fiscal 2023 we determined there was a $0.1 million impairment and in fiscal 2022 we determined there was $0.2 million impairment.
Chili’s Restaurant Acquisitions
In fiscal 2022, we completed the acquisition of 68 Chili’s restaurants from three former franchisees. The preliminary fair value of assets acquired and liabilities assumed for these restaurants utilized Level 3 inputs. The fair values of intangible assets acquired were primarily based on significant inputs not observable in an active market, including estimates of replacement costs, future cash flows, and discount rates. Refer to Note 3 - Acquisitions for further details.
Other Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
Long-Term Debt
The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of our notes are based on quoted market prices and are considered Level 2 fair value measurements.
The 5.000%, 8.250% and 3.875% notes’ carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows, refer to Note 8 - Debt for further details:

	June 28, 2023		June 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$349.0	$343.5	$348.2	$329.0
8.250% notes(1)	344.3	348.3	—	—
3.875% notes(2)	—	—	299.7	295.4
(1)On June 27, 2023 we issued $350.0 million of 8.250% senior notes due July 2030 (the “2030 Notes”).
(2)On May 15, 2023 the 3.875% notes matured and were repaid in full using borrowings under our revolving credit facility.

Footnote Index
5. GOODWILL AND INTANGIBLES
There have been no impairments of Goodwill for the fiscal years ended June 28, 2023, June 29, 2022 and June 30, 2021. The changes in the carrying amount of Goodwill by segment are as follows:

	June 28, 2023			June 29, 2022
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$156.7	$38.4	$195.1	$149.8	$38.4	$188.2
Changes in goodwill:
Additions(1)	—	—	—	7.2	—	7.2
Foreign currency translation adjustment	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Balance at end of year	$156.6	$38.4	$195.0	$156.7	$38.4	$195.1
(1)In the fiscal year ended June 29, 2022, we acquired 68 domestic Chili’s restaurants previously owned by three franchise partners. Refer to Note 3 - Acquisitions for further information.
Intangible assets, net are as follows:

	June 28, 2023			June 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights	$28.4	$(14.9)	$13.5	$29.3	$(12.2)	$17.1
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	—
	$28.8	$(15.3)	$13.5	$29.7	$(12.6)	$17.1

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.6			$9.4
Maggiano’s liquor licenses	0.8			0.9
	$10.4			$10.3

Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Definite-lived intangibles amortization expense	$3.2	$3.0	$2.0
Annual amortization expenses for definite-lived intangible assets are estimated to be $3.0 million for fiscal 2024, $2.7 million for each of fiscal 2025, fiscal 2026, and fiscal 2027 and $1.4 million for fiscal 2028.

Footnote Index
6. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 28, 2023	June 29, 2022
Insurance	$29.3	$23.5
Property tax	24.5	23.3
Sales tax	17.3	14.4
Utilities and services	10.4	9.6
Current installments of finance lease obligations	10.2	20.3
Interest	6.4	6.5
Other	18.2	18.5
	$116.3	$116.1
7. LEASES
As of June 28, 2023, 1,135 of our 1,185 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 28, 2023, the restaurant leases have cumulative renewal clauses of 1 to 30 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 28, 2023
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$51.3	$1,134.9	$1,186.2

Current lease liabilities	10.2	112.4	122.6
Long-term lease liabilities	57.6	1,125.8	1,183.4
Total lease liabilities	$67.8	$1,238.2	$1,306.0

	June 29, 2022
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$71.1	$1,160.5	$1,231.6

Current lease liabilities	20.3	112.7	133.0
Long-term lease liabilities	69.9	1,151.1	1,221.0
Total lease liabilities	$90.2	$1,263.8	$1,354.0
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

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Operating lease cost	$181.0	$173.7	$167.2
Finance lease amortization	19.7	21.9	17.3
Finance lease interest	4.1	5.5	5.9
Short-term lease cost	0.3	0.6	0.5
Variable lease cost	63.5	60.5	57.9
Sublease income	(2.8)	(4.2)	(4.4)
Total lease costs, net	$265.8	$258.0	$244.4
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases(1)	$184.3	$171.1	$195.5
Finance leases	4.1	5.5	5.9
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	22.1	23.7	20.0
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases(2)	101.7	255.4	60.6
Finance leases	0.3	13.4	29.8
(1)Cash paid related to lease liabilities for Operating leases were higher in fiscal 2021 primarily due to the lease payments made during fiscal 2021 for rents that were deferred in fiscal 2020 due to the impacts of the COVID-19 pandemic.
(2)Non-cash operating lease assets obtained in exchange for operating lease liabilities were higher in fiscal 2022 primarily due to the new and assumed operating lease additions associated with the 68 restaurants purchased from three former franchisees, including sale leaseback transactions on six of the acquired restaurants. The combined transactions resulted in increased operating lease assets of $86.8 million as of the end of fiscal 2022, and cash proceeds of $20.5 million were received from the sale leaseback transactions. Additionally, the modifications of 25 leases in fiscal 2022 from finance leases to operating leases, resulted in increased operating lease assets of $47.9 million.

Footnote Index
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 28, 2023		June 29, 2022
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	9.9 years	11.8 years	9.1 years	12.0 years
Weighted average discount rate	5.5%	5.8%	5.1%	5.5%
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 28, 2023, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 28, 2023
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2024	$13.7	$179.4	$0.8
2025	12.3	177.6	0.7
2026	8.1	164.8	0.6
2027	7.6	147.7	0.5
2028	7.5	129.3	0.3
Thereafter	40.1	944.5	0.1
Total future lease payments	89.3	1,743.3	$3.0
Less: Imputed interest	21.5	505.1
Present value of lease liability	$67.8	$1,238.2
Pre-Commencement Leases
In fiscal 2023, we executed five leases for new Chili’s locations with undiscounted fixed payments over the initial term of $17.7 million. These leases are expected to commence in the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
8. DEBT
Long-term debt consists of the following:

	June 28, 2023	June 29, 2022
Revolving credit facility	$161.3	$271.3
5.000% notes	350.0	350.0
8.250% notes(1)	350.0	—
3.875% notes(2)	—	300.0
Finance lease obligations	67.8	90.2
Total long-term debt	929.1	1,011.5
Less: unamortized debt issuance costs and discounts	(6.7)	(2.1)
Total long-term debt, less unamortized debt issuance costs and discounts	922.4	1,009.4
Less: current installments of finance lease obligations(3)	(10.2)	(20.3)
Total long-term debt, less current portion	$912.2	$989.1
(1)On June 27, 2023 we issued $350.0 million of 8.250% senior notes due July 2030.

Footnote Index
(2)On May 15, 2023 the 3.875% notes matured and were repaid in full using borrowings under our revolving credit facility.
(3)Current installments of finance lease obligations, for the periods presented, are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 6 - Accrued Liabilities for further details.
Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 28, 2023 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2024	$—
2025	350.0
2026	—
2027	161.3
2028	—
Thereafter	350.0
$861.3
Revolving Credit Facility
On May 2, 2023, we amended our $800.0 million revolving credit facility to increase the capacity to $900.0 million and to adopt SOFR as the new benchmark rate, replacing LIBOR. During fiscal 2023, we incurred and capitalized $0.5 million of debt issuance costs associated with the revolving credit facility, which are included in Other assets in the Consolidated Balance Sheets.
The $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.500% to 2.250% and an undrawn commitment fee of 0.250% to 0.350%, both based on a function of our debt-to-cash-flow ratio. As of June 28, 2023, our interest rate was 6.952% consisting of SOFR of 5.102% plus the applicable margin and spread adjustment of 1.850%. As of June 28, 2023, there was $738.7 million of borrowing capacity under the revolving credit facility.
3.875% Notes
On May 15, 2023, our $300.0 million 3.875% notes matured and the payoff was funded with borrowings from our revolving credit facility.
8.250% Notes
On June 27, 2023, we issued $350.0 million of 8.250% senior notes due July 15, 2030 and used $340.0 million of the proceeds to reduce outstanding borrowings on the revolver. The 2030 Notes require semi-annual interest payments in arrears, on each January 15 and July 15, beginning on January 15, 2024. During fiscal 2023, we incurred and capitalized $5.7 million of debt issuance costs associated with the 2030 Notes, which are included in Long-term debt and finance leases, less current installments in the Consolidated Balance Sheets.
5.000% Notes
In fiscal 2017, we issued $350.0 million of 5.000% senior notes due October 2024 (the “2024 Notes”). The notes require semi-annual interest payments which began on April 1, 2017.
Financial and Other Covenants
The indentures for the 2024 Notes and 2030 Notes contain certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property (as defined in the Indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or

Footnote Index
substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of June 28, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 2024 Notes and 2030 Notes. We expect to remain in compliance with our covenants throughout fiscal 2024.
9. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 28, 2023 and June 29, 2022, we have outstanding lease guarantees or are secondarily liable for $16.9 million and $26.3 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2024 through fiscal 2029. In the event of default under a lease by a franchisee or owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws, including bankruptcy laws, govern our ability to pursue and recover amounts we may pay on behalf of such third parties. We recorded a $2.0 million and $3.1 million charge in fiscal 2023 and fiscal 2022, respectively, which are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. These amounts are related to these leases and lawsuits and represent the low end of our estimated range of losses. We will continue to closely monitor our exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 28, 2023, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 11 months.
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
On July 11, 2023, the Eleventh Circuit Court of Appeals issued its order on our appeal of the district court’s class certification order. The majority (1) found that only one plaintiff sufficiently alleged standing, but that Plaintiffs’ allegation that all cards involved in the data breach were posted to the “dark web” constitutes misuse sufficient to establish Article III standing; (2) vacated and remanded the class certification decision for the district court to reconsider its predominance requirement; and (3) upheld Plaintiff’s “averaging” damages methodology. While the court’s decision to decertify the class is favorable, we believe the majority’s reasoning on the issues of standing and damages calculation is erroneous. Accordingly, we intend to file a petition for rehearing with the Eleventh Circuit. All matters at the district court remain stayed. We believe we have defenses and intend to continue defending the Litigation. As such, as of June 28, 2023, we have concluded that a loss, or range of loss, from this matter is not

Footnote Index
determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
10. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Domestic	$87.8	$113.5	$146.7
Foreign	3.0	1.7	(1.5)
Income before income taxes	$90.8	$115.2	$145.2
The (Benefit) Provision for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Current income tax (benefit) expenses:
Federal	$12.2	$5.8	$11.6
State	6.8	3.7	14.4
Foreign	0.2	(0.3)	0.0
Total current income tax expenses	19.2	9.2	26.0
Deferred income tax (benefit) expenses:
Federal	(29.5)	(15.7)	(9.4)
State	(2.0)	3.7	(3.0)
Foreign	0.5	0.4	0.0
Total deferred income tax (benefit) expenses	(31.0)	(11.6)	(12.4)
(Benefit) Provision for income taxes	$(11.8)	$(2.4)	$13.6

Effective tax rate	(13.0)%	(2.1)%	9.4%

Footnote Index
A reconciliation between the reported (Benefit) Provision for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Income tax expense at statutory rate	$19.0	$24.2	$30.5
FICA and other tax credits	(34.6)	(32.9)	(24.7)
State income taxes, net of Federal benefit	4.7	6.2	7.8
Stock based compensation tax shortfall (windfall)	0.8	(0.7)	(2.3)
Other	(1.7)	0.8	2.3
(Benefit) Provision for income taxes	$(11.8)	$(2.4)	$13.6
Our federal statutory tax rate for fiscal 2023, fiscal 2022 and fiscal 2021 was 21.0%.
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 28, 2023	June 29, 2022
Deferred income tax assets:
Lease liabilities	$451.5	$337.3
Gift cards	9.2	9.9
Insurance reserves	13.7	11.6
Stock-based compensation	9.5	11.6
Federal credit carryover	59.5	41.1
Net operating losses	4.2	3.7
State credit carryover	2.1	2.5
Restructure charges and impairments	2.1	2.3
Payroll tax deferral	—	6.8
Other, net	9.7	8.0
Less: Valuation allowance	(4.3)	(5.8)
Total deferred income tax assets	557.2	429.0
Deferred income tax liabilities:
Lease assets	421.9	307.1
Goodwill and other amortization	23.2	23.3
Depreciation and capitalized interest on property and equipment	0.7	17.8
Prepaid expenses	17.3	16.9
Other, net	0.7	1.4
Total deferred income tax liabilities	463.8	366.5
Deferred income taxes, net	$93.4	$62.5
As of June 28, 2023, we have deferred tax assets of $5.3 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between 2024 and 2043. We have deferred tax assets of $59.5 million of federal and $2.6 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between 2024 and 2043. The recognized deferred tax asset for the state loss carryforwards, net of valuation allowance, is $2.3 million and the federal tax credits is $59.5 million. $5.7 million of the federal credit carryover is limited by Section 382 of the Internal Revenue Code.
The valuation allowance is $4.3 million at the end of fiscal 2023 to recognize certain deductions and tax credits management believes are more-likely-than-not to not be realized. In assessing whether a deferred tax asset will be

Footnote Index
realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 28, 2023, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 28, 2023	June 29, 2022
Balance at beginning of year	$3.7	$4.3
Additions based on tax positions related to the current year	0.4	0.3
Additions (Decreases) based on tax positions related to prior years	0.1	(0.1)
Settlements with tax authorities	—	(0.8)
Expiration of statute of limitations	(1.4)	0.0
Balance at end of year	$2.8	$3.7
The total amount of unrecognized tax benefits, excluding interest and penalties, which would affect income tax expenses if resolved in our favor was $2.2 million and $2.9 million as of June 28, 2023 and June 29, 2022, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in (Benefit) Provision for income taxes in the Consolidated Statements of Comprehensive Income. As of June 28, 2023, we had $0.2 million ($0.2 million net of a $0.0 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.5 million ($0.4 million net of a $0.1 million Federal deferred tax benefit) as of June 29, 2022.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2022 to fiscal 2024, and fiscal 2020 to fiscal 2022 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2022 to 2024 are currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. There are no unrecorded liabilities associated with these examinations.
11. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of June 28, 2023, 15.7 million shares remain in treasury.

Footnote Index
Share Repurchases
In fiscal 2022, our Board of Directors approved a $300.0 million share repurchase program and the Company repurchased 2.3 million shares of our common stock for $96.0 million. The Company did not repurchase any shares under the repurchase program in fiscal 2023. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ deficit in the Consolidated Balance Sheets.
In fiscal 2023, we repurchased 0.1 million shares of our common stock for $5.0 million, all of which were purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of June 28, 2023, approximately $204.0 million was available in the share repurchase program.
12. STOCK-BASED COMPENSATION
Our shareholder approved stock-based compensation plans include the Stock Option and Incentive Plan for employees (“Employee Plan”) and the Stock Option and Incentive Plan for Non-Employee Directors and Consultants (“Non-Employee Plan” and collectively, the “Plans”). In fiscal 2023, our shareholders approved and we registered an additional 0.3 million shares of common stock of Brinker International, Inc. available for issuance under the Non-Employee Plan. The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions. As of June 28, 2023, the total number of shares authorized for issuance to employees and non-employee directors and consultants under the Plans was 39.0 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Stock-based compensation expenses	$14.4	$18.6	$16.4
Tax benefit related to stock-based compensation expenses	2.6	3.9	3.0
Stock Options
In fiscal 2019 and fiscal 2018, certain eligible employees under the Plans were granted performance stock options whose vesting was contingent upon meeting Company performance goals based on our annual earnings at the end of fiscal 2021 and fiscal 2022. Expenses for performance stock options were recognized using a graded-vesting schedule over the vesting period based upon management’s periodic estimates of the number of stock options that ultimately vested. At the end of fiscal 2021, the first performance goal was met, resulting in the vesting of 0.4 million, or one-half, of the outstanding performance stock options. At the end of fiscal 2022, the second performance goal was not met, which resulted in the forfeiture of the remaining 0.4 million performance stock options. The options have a contractual term to exercise of no later than August 31, 2025.
Stock options that do not contain a performance condition were also granted to eligible employees in the fiscal years prior to fiscal 2021. Expenses related to these stock options are recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Stock options generally vest over a period of 1 to 4 years and have contractual terms to exercise of 8 years. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
No stock options have been granted in fiscal 2023, fiscal 2022, or fiscal 2021.

Footnote Index
Stock option transactions during fiscal 2023 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at June 29, 2022	1.9	$38.73
Exercised	(0.4)	31.52
Forfeited or canceled	(0.5)	40.36
Stock options outstanding at June 28, 2023	1.0	$40.74	2.5	$1.3

Stock options exercisable at June 28, 2023	1.0	$40.98	2.4	$1.1
The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Intrinsic value of options exercised	$3.3	$0.2	$9.8
Tax benefit realized on options exercised	0.8	—	2.4
Restricted Share Awards
Restricted share awards consist of performance shares and restricted stock units. In fiscal 2023 and fiscal 2022, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our earnings at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the amount of earnings achieved as compared to the target amount. The fiscal 2023 grant also includes a provision that will increase or decrease the number of shares to be vested if Brinker’s relative TSR ranking compared to the peer group falls in the top 25% or bottom 25%, respectively. In fiscal 2021, certain eligible employees under the Plans were granted performance shares whose vesting is contingent upon the Company exceeding a specified level of annual earnings in any of fiscal 2022, fiscal 2023 or fiscal 2024. The number of shares that will vest varies depending on the fiscal year that the performance criteria is first met. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that will be earned under the Company performance metric.
Restricted stock units granted to eligible employees under the Plans generally vest over a three-year period from the date of grant. Restricted stock units issued to eligible employees under our career equity plan generally vest upon each employee’s retirement from the Company. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter. Full or partial vesting of awards may occur upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
Restricted stock units granted to non-employee directors under the Plans are non-forfeitable and are expensed upon grant. Non-employee directors’ awards have variable distribution dates ranging from one year after grant to two years following departure from the Board.

Footnote Index
Restricted share award transactions, including performance shares reflected at target, during fiscal 2023 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 29, 2022	1.3	$42.85
Granted	0.8	29.87
Vested	(0.5)	40.85
Forfeited	(0.1)	39.95
Restricted share awards outstanding at June 28, 2023	1.5	$36.97
As of June 28, 2023, unrecognized compensation expenses related to unvested restricted share awards that are expected to vest totaled approximately $14.0 million and will be recognized over a weighted average period of 1.7 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Fair value of restricted share awards vested	$16.1	$18.1	$14.9
13. DEFINED CONTRIBUTION PLAN
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
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Employer contributions match expenses	$11.9	$11.0	$4.6

Footnote Index
14. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 28, 2023	June 29, 2022	June 30, 2021
Restaurant level impairment charges	$12.1	$8.5	$3.0
Restaurant closure asset write-offs and charges	8.3	3.7	2.4
Enterprise system implementation costs	4.7	2.4	—
Severance and other benefit charges	3.7	—	0.5
Lease contingencies	2.0	3.1	2.2
Remodel-related asset write-off	1.1	4.9	2.3
Loss from natural disasters, net of (insurance recoveries)	0.8	1.1	2.9
Gain on sale of assets, net	(3.7)	—	(0.3)
Other	3.7	7.5	6.0
	$32.7	$31.2	$19.0
Restaurant level impairment charges primarily associated with the following long-lived assets:
•Fiscal 2023 - 38 underperforming Chili’s restaurants. Refer to Note 4 - Fair Value Measurements for further details.
•Fiscal 2022 - 30 underperforming Chili’s and two underperforming Maggiano’s restaurants.
•Fiscal 2021 - 11 underperforming Chili’s and three underperforming Maggiano’s restaurants.
Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s and Maggiano’s restaurants.
Enterprise system implementation costs primarily consists of software subscription fees, certain consulting fees, and contract labor associated with the ongoing enterprise system implementation that are not capitalized.
Severance and other benefit charges relates to changes in our management team and organizational structure in fiscal 2023 and the elimination of certain Maggiano’s banquet manager positions in fiscal 2021.
Lease contingencies includes expenses related to lease guarantees and certain sublease receivables for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 9 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
Remodel-related asset write-off relates to assets that are removed or discarded in connection with Chili’s and Maggiano’s remodel projects.
Loss from natural disasters, net of (insurance recoveries) primarily relates to the following natural disasters:
•Fiscal 2023 - Hurricane Ian in September 2022 and the Winter Storm in December 2022.
•Fiscal 2022 - Hurricane Ida in August 2021.
•Fiscal 2021 - Winter Storm Uri in February 2021.
Gain on sale of assets, net in fiscal 2023 relates to sale of three land parcels for previously closed Chili’s restaurants.

Footnote Index
15. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 29 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business. The Other segment includes costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources and culinary innovation. The Other segment also includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, legal and restaurant development.
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, gift card equalization, and franchise and development fees.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the years presented primarily included restaurant rent, supplies, repairs and maintenance, utilities, delivery fees, advertising, property taxes and workers’ compensation and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 28, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,606.7	$486.5	$—	$4,093.2
Franchise revenues	39.4	0.6	—	40.0
Total revenues	3,646.1	487.1	—	4,133.2

Food and beverage costs	1,022.9	123.4	—	1,146.3
Restaurant labor	1,232.3	157.0	—	1,389.3
Restaurant expenses	966.2	130.4	0.9	1,097.5
Depreciation and amortization	145.3	13.0	10.2	168.5
General and administrative	35.5	7.8	111.2	154.5
Other (gains) and charges	22.0	1.4	9.3	32.7
Total operating costs and expenses	3,424.2	433.0	131.6	3,988.8
Operating income (loss)	221.9	54.1	(131.6)	144.4
Interest expenses	3.7	0.3	50.9	54.9
Other income, net	(0.1)	—	(1.2)	(1.3)
Income (loss) before income taxes	$218.3	$53.8	$(181.3)	$90.8

Segment assets	$2,079.5	$244.5	$163.0	$2,487.0
Payments for property and equipment	158.1	16.6	10.2	184.9

Footnote Index

	Fiscal Year Ended June 29, 2022
	Chili's (1)	Maggiano's	Corporate	Consolidated
Company sales	$3,340.5	$424.0	$—	$3,764.5
Franchise revenues	39.1	0.5	—	39.6
Total revenues	3,379.6	424.5	—	3,804.1

Food and beverage costs	945.9	102.6	—	1,048.5
Restaurant labor	1,146.5	141.6	—	1,288.1
Restaurant expenses	849.8	117.9	0.6	968.3
Depreciation and amortization	139.8	13.4	11.2	164.4
General and administrative	33.3	8.0	102.8	144.1
Other (gains) and charges	23.3	—	7.9	31.2
Total operating costs and expenses	3,138.6	383.5	122.5	3,644.6
Operating income (loss)	241.0	41.0	(122.5)	159.5
Interest expenses	5.1	0.4	40.6	46.1
Other income, net	(0.3)	—	(1.5)	(1.8)
Income (loss) before income taxes	$236.2	$40.6	$(161.6)	$115.2

Segment assets	$2,116.7	$223.6	$144.1	$2,484.4
Payments for property and equipment	133.7	9.1	7.5	150.3

	Fiscal Year Ended June 30, 2021(2)
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,023.7	$277.6	$—	$3,301.3
Franchise revenues	36.2	0.3	—	36.5
Total revenues	3,059.9	277.9	—	3,337.8

Food and beverage costs	803.5	64.3	—	867.8
Restaurant labor	1,014.2	94.0	—	1,108.2
Restaurant expenses	765.6	92.1	0.8	858.5
Depreciation and amortization	124.3	13.8	12.1	150.2
General and administrative	27.4	5.8	101.6	134.8
Other (gains) and charges	12.7	1.4	4.9	19.0
Total operating costs and expenses	2,747.7	271.4	119.4	3,138.5
Operating income (loss)	312.2	6.5	(119.4)	199.3
Interest expenses	5.6	0.2	50.4	56.2
Other income, net	(0.5)	—	(1.6)	(2.1)
Income (loss) before income taxes	$307.1	$6.3	$(168.2)	$145.2

Payments for property and equipment	$82.9	$2.6	$8.5	$94.0
(1)Chili’s segment information for fiscal 2022 includes the results of operations and the fair values of assets related to the 68 restaurants purchased from three former franchisees subsequent to the acquisition dates. Refer to Note 3 - Acquisitions for further details.
(2)Fiscal 2021, which ended on June 30, 2021, contained 53 weeks. The impact of the 53rd week in fiscal 2021 resulted in an increase in Total revenues. While certain expenses increased in direct relationship to additional revenues from the 53rd week, other expenses, such as fixed costs, are incurred on a calendar month basis.

Footnote Index
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 28, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 28, 2023, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, refer to the sections entitled “Proposal 1 - Election of Directors - Information About Nominees”, “Information About the Board of Directors and Governance of the Company - Board Committees” and “Information about our Executive Officers”, and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
We adopted a code of ethics that applies to all of our team members, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We also have a code of conduct that applies to our Board of Directors. These documents are posted on our internet website at: https://investors.brinker.com under the Governance tab. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics required to be disclosed by applicable SEC rules or stock exchange listing requirements will be posted on our website within four business days of such amendment or waiver.
We also have adopted a set of corporate governance guidelines and charters for all of our Board committees. The corporate governance guidelines and committee charters are available on our website at: https://investors.brinker.com under the Governance tab. You may obtain free of charge copies of the guidelines and charters from our website at the above internet address.
ITEM 11. EXECUTIVE COMPENSATION
For information about our executive and director compensation, refer to the section entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company - Director Compensation” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information about our security ownership of certain beneficial owners and management and related stockholder matters, refer to the sections “Stock Ownership of Certain Persons” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information about certain relationships and related transactions, refer to the section “Certain Relationships and Related Transactions” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
For information about the independence of our non-management directors, refer to the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information about principal accountant fees and services, refer to the section “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 annual meeting of shareholders. We incorporate that information in this document by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements - For a list of all financial statements, refer to the Consolidated Financial Statements Table of Contents in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules - All schedules are omitted as the required information is inapplicable or the information is presented in the Part II, Item 8 - Financial Statements and Supplementary Data financial statements or related notes.
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Amended and Restated Bylaws of the Registrant(2)
4(a)	Form of 3.875% Note due 2023(3)
4(b)	Indenture dated as of April 30, 2013 between Registrant and Wilmington Trust, National Association, as Trustee(4)
4(c)	Second Supplemental Indenture dated as of May 15, 2013 between the Registrant and Wilmington Trust, National Association(3)
4(d)	Form of 5.000% Senior Note due 2024(5)
4(e)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(5)
4(f)	Form of 8.250% Senior Notes due 2030(6)
4(g)	Indenture, dated as of June 27, 2023, by and among the Company, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee(6)
4(h)	Purchase Agreement, dated as of June 22, 2023, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative to the initial purchasers(6)
4(i)	Description of Registered Securities(7)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(8)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants, as amended(9)
10(c)	Credit Agreement dated August 18, 2021(10)
10(d)	First Amendment to Credit Agreement dated October 27, 2021(11)
10(e)	Second Amendment to the Credit Agreement dated May 2, 2023(12)
10(f)	SVP Change in Control Agreement(13)
10(g)	Executive Severance Benefits Plan and Summary Plan Description(13)
10(h)	NEO Change in Control Severance Agreement(14)
10(i)	Registrant’s Terms of Stock Option Award(7)
10(j)	Registrant’s Terms of Retention Stock Unit Award(7)
10(k)	Registrant’s Terms of Restricted Stock Unit Award(15)
10(l)	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(16)
10(m)	Registrant’s Fiscal 2021 Performance Share Plan(17)
10(n)	Registrant’s Fiscal 2022 Performance Share Plan(15)
10(o)	Registrant’s Fiscal 2023 Performance Share Plan(18)
10(p)	Registrant’s Terms of F21 Restricted Stock Unit Award(19)
10(q)	Form of Retention Bonus Award Letter(20)
10(r)	Employment Agreement between Registrant and Kevin Hochman(13)
10(s)	Form of Director and Officer Indemnification Agreement*
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 2023 is formatted in Inline XBRL

*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:
(1)Annual report on Form 10-K for year ended June 28, 1995
(2)Current report on Form 8-K dated May 18, 2023
(3)Current report on Form 8-K dated May 15, 2013
(4)Registration statement on Form S-3 filed April 30, 2013, SEC File No. 333-188252
(5)Current report on Form 8-K dated September 23, 2016
(6)Current report on Form 8-K dated June 22, 2023
(7)Annual report on Form 10-K for year ended June 26, 2019
(8)Quarterly report on Form 10-Q for quarter ended September 28, 2022
(9)Quarterly report on Form 10-Q for quarter ended December 28, 2022
(10)Current report on Form 8-K dated August 18, 2021
(11)Quarterly report on Form 10-Q for quarter ended September 29, 2021
(12)Quarterly report on Form 10-Q for quarter ended March 29, 2023
(13)Annual report on Form 10-K for year ended June 29, 2022
(14)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(15)Current report on Form 8-K dated August 26, 2021
(16)Annual report on Form 10-K for year ended June 24, 2020
(17)Current report on Form 8-K dated August 20, 2020
(18)Current report on Form 8-K dated October 31, 2022
(19)Quarterly report on Form 10-Q for quarter ended September 23, 2020
(20)Current report on Form 8-K dated June 30, 2022
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 23, 2023	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 23, 2023:

Name	Title
/S/ KEVIN D. HOCHMAN	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Kevin D. Hochman

/S/ JOSEPH G. TAYLOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph G. Taylor

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ RAMONA T. HOOD	Director
Ramona T. Hood

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade