Form 10-Q
period 2023-09-27
BRINKER INTERNATIONAL, INC
filed 2023-11-01
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2023: 44,203,103 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Revenues
Company sales	$1,002.0	$946.1
Franchise revenues	10.5	9.4
Total revenues	1,012.5	955.5
Operating costs and expenses
Food and beverage costs	258.8	289.5
Restaurant labor	348.1	330.6
Restaurant expenses	290.8	268.8
Depreciation and amortization	41.9	41.9
General and administrative	42.4	39.5
Other (gains) and charges	6.3	5.0
Total operating costs and expenses	988.3	975.3
Operating income (loss)	24.2	(19.8)
Interest expenses	17.0	12.3
Other income, net	—	(0.4)
Income (loss) before income taxes	7.2	(31.7)
Provision (benefit) for income taxes	—	(1.5)
Net income (loss)	$7.2	$(30.2)

Basic net income per share	$0.16	$(0.69)

Diluted net income per share	$0.16	$(0.69)

Basic weighted average shares outstanding	44.6	43.9

Diluted weighted average shares outstanding	45.4	43.9

Other comprehensive loss
Foreign currency translation adjustment	$(0.2)	$(1.0)
Comprehensive income (loss)	$7.0	$(31.2)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 27, 2023	June 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$14.4	$15.1
Accounts receivable, net	49.2	60.9
Inventories	32.5	34.5
Restaurant supplies	55.1	55.6
Prepaid expenses	24.2	17.2
Income taxes receivable	1.7	—
Total current assets	177.1	183.3
Property and equipment, at cost
Land	42.4	42.4
Buildings and leasehold improvements	1,649.8	1,635.7
Furniture and equipment	749.1	765.8
Construction-in-progress	35.5	30.1
	2,476.8	2,474.0
Less accumulated depreciation and amortization	(1,660.9)	(1,665.7)
Net property and equipment	815.9	808.3
Other assets
Operating lease assets	1,115.9	1,134.9
Goodwill	194.8	195.0
Deferred income taxes, net	95.4	93.4
Intangibles, net	23.0	23.9
Other	52.7	48.2
Total other assets	1,481.8	1,495.4
Total assets	$2,474.8	$2,487.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$141.7	$125.7
Gift card liability	64.9	73.0
Accrued payroll	84.2	106.1
Operating lease liabilities	112.9	112.4
Other accrued liabilities	134.9	116.3
Income taxes payable	3.0	2.4
Total current liabilities	541.6	535.9
Long-term debt and finance leases, less current installments	923.9	912.2
Long-term operating lease liabilities, less current portion	1,104.9	1,125.8
Other liabilities	60.7	57.4
Commitments and contingencies (Note 7)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued; and 44.2 million shares outstanding at September 27, 2023 and 44.6 million shares outstanding at June 28, 2023)	6.0	6.0
Additional paid-in capital	683.8	690.0
Accumulated other comprehensive loss	(6.2)	(6.0)
Accumulated deficit	(344.7)	(351.9)
Treasury stock, at cost (16.1 million shares at September 27, 2023, and 15.7 million shares at June 28, 2023)	(495.2)	(482.4)
Total shareholders’ deficit	(156.3)	(144.3)
Total liabilities and shareholders’ deficit	$2,474.8	$2,487.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Cash flows from operating activities
Net income (loss)	$7.2	$(30.2)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	41.9	41.9
Stock-based compensation	5.7	4.7
Deferred income taxes, net	(2.0)	(4.1)
Non-cash other (gains) and charges	4.3	2.4
Net loss on disposal of assets	1.7	1.5
Other	0.6	0.4
Changes in assets and liabilities:
Accounts receivable, net	9.7	6.1
Inventories	1.9	(1.1)
Restaurant supplies	(0.1)	0.0
Prepaid expenses	(11.6)	(9.7)
Income taxes	(1.1)	1.4
Operating lease assets, net of liabilities	(1.3)	(0.9)
Accounts payable	12.8	7.1
Gift card liability	(8.1)	(8.9)
Accrued payroll	(22.0)	(5.0)
Other accrued liabilities	17.5	18.7
Other liabilities	2.0	0.3
Net cash provided by operating activities	59.1	24.6
Cash flows from investing activities
Payments for property and equipment	(46.9)	(46.7)
Proceeds from note receivable	1.3	1.1
Net cash used in investing activities	(45.6)	(45.6)
Cash flows from financing activities
Borrowings on revolving credit facility	129.0	135.0
Payments on revolving credit facility	(115.0)	(100.0)
Purchases of treasury stock	(24.7)	(2.0)
Payments on long-term debt	(2.8)	(5.8)
Payments for debt issuance costs	(0.7)	—
Payments of dividends	0.0	(0.2)
Net cash (used in) provided by financing activities	(14.2)	27.0
Net change in cash and cash equivalents	(0.7)	6.0
Cash and cash equivalents at beginning of period	15.1	13.5
Cash and cash equivalents at end of period	$14.4	$19.5
Supplemental disclosure of cash flow information:
Income taxes paid, net	$3.2	$1.1
Interest paid, net of amounts capitalized	5.6	3.9
Accrued capital expenditures	15.1	20.3
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
(In millions)

	Thirteen Week Period Ended September 27, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	—
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)

	Thirteen Week Period Ended September 28, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	—
Retirement of stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 27, 2023 and June 28, 2023, and for the thirteen week periods ended September 27, 2023 and September 28, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 27, 2023, we owned, operated or franchised 1,651 restaurants, consisting of 1,181 Company-owned restaurants and 470 franchised restaurants, located in the United States, 29 other countries and two United States territories.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 28, 2023 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
Foreign Currency Translation
The foreign currency translation adjustment included in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) represents the unrealized impact of translating the financial statements of our Canadian restaurants from Canadian dollars to United States dollars. This amount is not included in Net income (loss) and would only be realized upon disposition of our Canadian restaurants. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets (Unaudited).
New Accounting Standards Implemented in Fiscal 2024
We reviewed accounting pronouncements that became effective for our fiscal 2024 and determined that either they were not applicable or they did not have a material impact on the Consolidated Financial Statements (Unaudited). We also reviewed recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements (Unaudited).
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
The following table reflects the changes in deferred franchise and development fees between June 28, 2023 and September 27, 2023:

Deferred Franchise and Development Fees
Balance as of June 28, 2023	$11.1
Amount recognized to Franchise revenues	(0.4)
Balance as of September 27, 2023	$10.7
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 27, 2023:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2024	$0.7
2025	0.9
2026	0.8
2027	0.8
2028	0.7
Thereafter	6.8
$10.7
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 28, 2023 and September 27, 2023:

Gift Card Liability
Balance as of June 28, 2023	$73.0
Gift card sales	18.1
Gift card redemptions recognized to Company sales	(23.8)
Gift card breakage recognized to Company sales	(3.0)
Other	0.6
Balance as of September 27, 2023	$64.9
3. FAIR VALUE MEASUREMENTS
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

Footnote Index
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of the 5.000% and 8.250% notes are based on quoted market prices and are considered Level 2 fair value measurements.
The 5.000% notes and 8.250% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	September 27, 2023		June 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$349.2	$342.0	$349.0	$343.5
8.250% notes	344.5	342.6	344.3	348.3
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited). During the thirteen week periods ended September 27, 2023 and September 28, 2022, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at September 27, 2023 and June 28, 2023, was $16.0 million and $15.3 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 27, 2023	June 28, 2023
Property tax	$29.4	$24.5
Insurance	27.9	29.3
Interest	17.1	6.4
Sales tax	16.6	17.3
Utilities and services	10.7	10.4
Current installments of finance lease obligations	10.2	10.2
Other	23.0	18.2
	$134.9	$116.3

Footnote Index
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Operating lease cost	$45.6	$45.1
Variable lease cost	15.6	15.6
Finance lease amortization	3.2	5.2
Finance lease interest	0.9	1.1
Short-term lease cost	0.1	0.1
Sublease income	(0.4)	(0.9)
Total lease costs, net	$65.0	$66.2
Supplemental cash flow information related to leases:

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Operating lease assets obtained in exchange for operating lease liabilities	$9.1	$23.6
Finance leases assets obtained in exchange for finance lease liabilities	0.1	0.2
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of September 27, 2023 and June 28, 2023 was $48.1 million and $51.3 million, respectively.
6. DEBT
Long-term debt consists of the following:

	September 27, 2023	June 28, 2023
Revolving credit facility	$175.3	$161.3
5.000% notes	350.0	350.0
8.250% notes	350.0	350.0
Finance lease obligations	65.1	67.8
Total long-term debt	940.4	929.1
Less: unamortized debt issuance costs and discounts	(6.3)	(6.7)
Total long-term debt, less unamortized debt issuance costs and discounts	934.1	922.4
Less: current installments of long-term debt and finance leases(1)	(10.2)	(10.2)
Total long-term debt, less current portion	$923.9	$912.2
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.

Footnote Index
Revolving Credit Facility
In the thirteen week period ended September 27, 2023, net borrowings of $14.0 million were drawn on our revolving credit facility. As of September 27, 2023, $724.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of September 27, 2023, our interest rate was 7.17% consisting of SOFR of 5.32% plus the applicable margin and spread adjustment of 1.85%.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of September 27, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes.
7. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 27, 2023 and June 28, 2023, we have outstanding lease guarantees or are secondarily liable for an estimated $14.6 million and $16.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2024 through fiscal 2029.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. In the thirteen week period ended September 27, 2023 we recorded a $0.5 million charge in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 27, 2023, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 12 months.
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
On August 15, 2023, we filed a Petition for Panel or En Banc Rehearing seeking further review by the Eleventh Circuit Court of Appeals of the panel’s July 11, 2023, decision vacating in part the district court’s class certification order. Rehearing was sought to address the panel’s upholding of the plaintiffs’ damages methodology. The Eleventh Circuit denied our petition on September 15, 2023. We are exploring the option of petitioning the United States Supreme Court for further review. All matters at the district court remain stayed. We believe we have defenses and

Footnote Index
intend to continue defending the Litigation. As such, as of September 27, 2023, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
8. INCOME TAXES

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Effective income tax rate	—%	4.7%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 27, 2023 and September 28, 2022.
The effective income tax rate in the thirteen week period ended September 27, 2023 decreased compared to the thirteen week period ended September 28, 2022. The decrease is primarily due to a less favorable impact from the FICA tip tax credit against higher Income before income taxes.
9. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of September 27, 2023, 16.1 million shares remain in treasury.
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
In the thirteen week period ended September 27, 2023, we repurchased 0.8 million shares of our common stock for $24.7 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 27, 2023, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.

Footnote Index
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Restricted share awards
Restricted share awards granted	0.6	0.5
Weighted average fair value per share	$33.12	$28.42
10. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income (loss) by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Basic weighted average shares outstanding	44.6	43.9
Dilutive stock options(1)	0.0	—
Dilutive restricted shares(1)	0.8	—
Total dilutive impact	0.8	—
Diluted weighted average shares outstanding	45.4	43.9

Awards excluded due to anti-dilutive effect	0.8	2.8
(1)    Due to the net loss for the thirteen week period ended September 28, 2022, zero incremental shares are included because the effect would be anti-dilutive.
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Litigation & claims, net	$2.2	$0.5
Enterprise system implementation costs	2.0	1.0
Restaurant closure asset write-offs and charges	0.6	1.5
Lease contingencies	0.5	—
Remodel-related asset write-offs	0.2	0.8
Other	0.8	1.2
	$6.3	$5.0
•Litigation & claims, net primarily relates to legal contingencies and claims on alcohol service cases.

Footnote Index
•Enterprise system implementation costs primarily consists of software subscription fees, certain consulting fees, and contract labor associated with the ongoing enterprise system implementation that are not capitalized.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s restaurants in the current year and both Chili’s and Maggiano’s restaurants in the prior year.
•Lease contingencies includes expenses related to certain sublease receivables for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 7 - Contingencies for additional information about our secondarily liable lease guarantees.
•Remodel-related asset write-offs relates to assets that are removed or discarded in connection with Maggiano’s and Chili’s remodel projects.
12. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 29 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business. The Corporate segment includes costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources and culinary innovation. The Corporate segment also includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, legal and restaurant development.
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income (loss) as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily includes restaurant rent, repairs and maintenance, delivery fees and to-go supplies, supplies, utilities, advertising, credit card processing fees, and workers’ compensation and general liability insurance.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 27, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$897.8	$104.2	$—	$1,002.0
Franchise revenues	10.3	0.2	—	10.5
Total revenues	908.1	104.4	—	1,012.5

Food and beverage costs	233.1	25.7	—	258.8
Restaurant labor	311.0	37.1	—	348.1
Restaurant expenses	258.5	32.2	0.1	290.8
Depreciation and amortization	36.2	3.2	2.5	41.9
General and administrative	10.0	2.4	30.0	42.4
Other (gains) and charges	3.7	0.2	2.4	6.3
Total operating costs and expenses	852.5	100.8	35.0	988.3
Operating income (loss)	55.6	3.6	(35.0)	24.2
Interest expenses	0.8	0.1	16.1	17.0
Other income, net	—	—	—	—
Income (loss) before income taxes	$54.8	$3.5	$(51.1)	$7.2

Segment assets	$2,066.7	$245.5	$162.6	$2,474.8
Payments for property and equipment	38.9	5.2	2.8	46.9

	Thirteen Week Period Ended September 28, 2022
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$840.6	$105.5	$—	$946.1
Franchise revenues	9.3	0.1	—	9.4
Total revenues	849.9	105.6	—	955.5

Food and beverage costs	260.9	28.6	—	289.5
Restaurant labor	294.4	36.2	—	330.6
Restaurant expenses	236.9	31.7	0.2	268.8
Depreciation and amortization	36.0	3.2	2.7	41.9
General and administrative	9.5	2.5	27.5	39.5
Other (gains) and charges	3.0	0.5	1.5	5.0
Total operating costs and expenses	840.7	102.7	31.9	975.3
Operating income (loss)	9.2	2.9	(31.9)	(19.8)
Interest expenses	1.0	0.1	11.2	12.3
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$8.2	$2.8	$(42.7)	$(31.7)

Payments for property and equipment	$42.7	$1.9	$2.1	$46.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 27, 2023 and September 28, 2022, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 27, 2023, we owned, operated or franchised 1,651 restaurants, consisting of 1,181 Company-owned restaurants and 470 franchised restaurants, located in the United States, 29 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
External Impacts to Our Operating Environment
Our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs during fiscal 2023 and to a lesser extent during the first quarter of fiscal 2024.
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
Chili’s - Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks and our Chili’s hospitality. We are making work at Chili’s easier, more fun and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers®, and margaritas, as well as other classic favorites. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me” platform, a flexible value bundle provides our guests an unbeatable everyday value, while allowing us to be more flexible in terms of pricing, in light of the inflationary challenges. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices provide functionality for guests to pay at the table, order or re-order, engage in digital entertainment, to provide guest feedback and interact with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for these guests based on their purchase behavior. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests. Third-party delivery orders for our restaurants are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. The operating results for our virtual brand, It’s Just Wings®, are included in the results of our Chili’s brand, based on the restaurants that prepared and processed the food orders.

Maggiano’s - At Maggiano’s, we are focused making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. While our dining rooms support the majority of our business, we have focused on increasing our carry-out and delivery business in recent years, including through partnerships with delivery service providers that have made our restaurants more accessible to guests and helped create an additional significant revenue channel. Our restaurants also have banquet rooms to host large party events and we have a begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening 3 restaurants for the thirteen week period ended September 27, 2023. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 27, 2023 and September 28, 2022, respectively, total full year projected openings in fiscal 2024 and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 27, 2023	September 28, 2022	Fiscal 2024	September 27, 2023	September 28, 2022
Company-owned restaurants
Chili’s domestic	—	—	11	1,126	1,126
Chili’s international	—	—	—	5	5
Maggiano’s domestic	—	—	—	50	51
Total Company-owned	—	—	11	1,181	1,182
Franchise restaurants
Chili’s domestic	—	1	0-1	100	102
Chili’s international	3	2	19-24	368	359
Maggiano’s domestic	—	—	—	2	2
Total franchise	3	3	19-25	470	463
Total restaurants
Chili’s domestic	—	1	11-12	1,226	1,228
Chili’s international	3	2	19-24	373	364
Maggiano’s domestic	—	—	—	52	53
Total	3	3	30-36	1,651	1,645
At September 27, 2023, we own property for 49 of the 1,181 Company-owned restaurants and one closed restaurant and one future restaurant. The net book values associated with these restaurants included land of $42.4 million and buildings of $12.1 million.
Revenues
Thirteen Week Period Ended September 27, 2023 compared to September 28, 2022
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales.

•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 28, 2022	$849.9	$105.6	$955.5
Change from:
Comparable restaurant sales	50.7	2.6	53.3
Restaurant acquisitions	0.6	—	0.6
Restaurant openings	13.1	—	13.1
Gift card discounts	(0.1)	—	(0.1)
Gift card breakage	0.2	—	0.2
Digital entertainment revenues	0.1	—	0.1
Delivery service fee income	(0.3)	—	(0.3)
Restaurant closures	(7.1)	(3.9)	(11.0)
Company sales	57.2	(1.3)	55.9
Franchise revenues(1)	1.0	0.1	1.1
Thirteen Week Period Ended September 27, 2023	$908.1	$104.4	$1,012.5
(1)Franchise revenues increased in the thirteen week period ended September 27, 2023 compared to September 28, 2022 primarily because of higher franchise advertising fees. Our Chili’s and Maggiano’s franchisees generated sales of approximately $202.8 million and $2.4 million respectively for the thirteen week period ended September 27, 2023 compared to $203.3 million and $2.4 million respectively in sales for the thirteen week period ended September 28, 2022.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 27, 2023 compared to September 28, 2022:

	Percentage Change in the Thirteen Week Period Ended September 27, 2023 versus September 28, 2022
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	5.8%	8.9%	2.7%	(5.8)%	(0.3)%
Chili’s	6.1%	8.8%	3.1%	(5.8)%	(0.2)%
Maggiano’s	2.6%	9.5%	(1.2)%	(5.7)%	(3.8)%
Franchise(4)	4.0%
U.S.	5.0%
International	3.4%
Chili’s domestic(5)	6.0%
System-wide(6)	5.5%
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

(4)Chili’s and Maggiano’s franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Franchise Comparable Restaurant Sales provides investors relevant information regarding total brand performance.
(5)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(6)System-wide Comparable Restaurant Sales are derived from sales generated by Chili’s and Maggiano’s Company-owned and franchise-operated restaurants.
Costs and Expenses
Thirteen Week Period Ended September 27, 2023 compared to September 28, 2022
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 27, 2023		September 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$258.8	25.8%	$289.5	30.7%	$30.7	4.9%
Restaurant labor	348.1	34.8%	330.6	34.9%	(17.5)	0.1%
Restaurant expenses	290.8	29.0%	268.8	28.4%	(22.0)	(0.6)%
Depreciation and amortization	41.9		41.9		—
General and administrative	42.4		39.5		(2.9)
Other (gains) and charges	6.3		5.0		(1.3)
Interest expenses	17.0		12.3		(4.7)
Other income, net	—		(0.4)		(0.4)
As a percentage of Company sales:
•Food and beverage costs were favorable 4.9%, due to 2.5% from increased menu pricing, 1.4% of favorable menu item mix, and 1.0% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverages costs.
•Restaurant labor was favorable 0.1%, due to 1.8% of sales leverage and 0.2% of lower manager training, partially offset by 1.2% of higher hourly labor expenses due to increased staffing levels and wage rates, 0.5% of higher manager salaries, and 0.2% of higher manager bonus.
•Restaurant expenses were unfavorable 0.6%, due to 2.0% of higher advertising, 0.5% of higher repairs and maintenance, 0.4% of higher workers’ compensation and general liability insurance, and 0.2% of higher other restaurant expenses, partially offset by 1.3% of sales leverage and 1.2% of lower delivery fees and to-go supplies.

Depreciation and amortization remained unchanged as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 28, 2022	$41.9
Change from:
Additions for new and existing restaurant assets	6.5
Corporate assets	0.6
Finance leases	(1.9)
Retirements and fully depreciated restaurant assets	(5.1)
Other	(0.1)
Thirteen Week Period Ended September 27, 2023	$41.9

General and administrative expenses increased $2.9 million as follows:

General and Administrative
Thirteen Week Period Ended September 28, 2022	$39.5
Change from:
Performance-based compensation	1.3
Stock-based compensation	0.9
Defined contribution plan employer expenses and other benefits	0.3
Other	0.4
Thirteen Week Period Ended September 27, 2023	$42.4
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Litigation & claims, net	$2.2	$0.5
Enterprise system implementation costs	2.0	1.0
Restaurant closure asset write-offs and charges	0.6	1.5
Lease contingencies	0.5	—
Remodel-related asset write-offs	0.2	0.8
Other	0.8	1.2
	$6.3	$5.0
Interest expenses increased $4.7 million due to higher interest rates on the 8.250% notes and revolving credit facility slightly offset by lower long-term debt outstanding.
Income Taxes

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Effective income tax rate	—%	4.7%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 27, 2023 and September 28, 2022.

The effective income tax rate in the thirteen week period ended September 27, 2023 decreased compared to the thirteen week period ended September 28, 2022. The decrease is primarily due to a less favorable impact from the FICA tip tax credit against higher Income before income taxes.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 27, 2023 compared to September 28, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 27, 2023	September 28, 2022
Company sales	$897.8	$840.6	$57.2	6.8%
Franchise revenues	10.3	9.3	1.0	10.8%
Total revenues	$908.1	$849.9	$58.2	6.8%
Chili’s Total revenues increased by 6.8% primarily due to menu price increases and favorable menu item mix, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 27, 2023		September 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$233.1	26.0%	$260.9	31.0%	$27.8	5.0%
Restaurant labor	311.0	34.6%	294.4	35.0%	(16.6)	0.4%
Restaurant expenses	258.5	28.8%	236.9	28.2%	(21.6)	(0.6)%
Depreciation and amortization	36.2		36.0		(0.2)
General and administrative	10.0		9.5		(0.5)
Other (gains) and charges	3.7		3.0		(0.7)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 5.0%, due to 2.7% from increased menu pricing, 1.3% of favorable menu item mix, and 1.0% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverages costs.
•Chili’s Restaurant labor was favorable 0.4%, due to 2.0% of sales leverage and 0.2% of lower manager training, partially offset by 1.3% of higher hourly labor driven by both increased staffing levels and wage rates and 0.5% of increased manager salary.
•Chili’s Restaurant expenses were unfavorable 0.6%, due to 2.2% of higher advertising, 0.5% of higher repairs and maintenance, 0.4% of higher workers’ compensation and general liability insurance, 0.3% of higher rent, and 0.1% of higher other restaurant expenses, partially offset by 1.5% of sales leverage and 1.4% lower delivery fees and to-go supplies.

Chili’s Depreciation and amortization increased $0.2 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 28, 2022	$36.0
Change from:
Additions for new and existing restaurant assets	5.8
Finance leases	(1.8)
Retirements and fully depreciated restaurant assets	(3.9)
Other	0.1
Thirteen Week Period Ended September 27, 2023	$36.2
Chili’s General and administrative increased $0.5 million as follows:

General and Administrative
Thirteen Week Period Ended September 28, 2022	$9.5
Change from:
Defined contribution plan employer expenses and other benefits	0.5
Performance-based compensation	0.3
Recruiting	(0.3)
Thirteen Week Period Ended September 27, 2023	$10.0
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 27, 2023	September 28, 2022
Litigation & claims, net	$2.2	$0.3
Restaurant closure asset write-offs and charges	0.6	1.1
Remodel-related asset write-offs	—	0.8
Other	0.9	0.8
	$3.7	$3.0

Maggiano’s Segment
Thirteen Week Period Ended September 27, 2023 compared to September 28, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 27, 2023	September 28, 2022
Company sales	$104.2	$105.5	$(1.3)	(1.2)%
Franchise revenues	0.2	0.1	0.1	100.0%
Total revenues	$104.4	$105.6	$(1.2)	(1.1)%
Maggiano’s Total revenues decreased 1.1% primarily due to restaurant closures in fiscal 2023, offset slightly by favorable comparable restaurant sales due to increased menu pricing, partially offset by lower traffic and unfavorable menu item mix. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 27, 2023		September 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$25.7	24.7%	$28.6	27.1%	$2.9	2.4%
Restaurant labor	37.1	35.6%	36.2	34.3%	(0.9)	(1.3)%
Restaurant expenses	32.2	30.9%	31.7	30.1%	(0.5)	(0.8)%
Depreciation and amortization	3.2		3.2		—
General and administrative	2.4		2.5		0.1
Other (gains) and charges	0.2		0.5		0.3
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 2.4%, due to 1.9% from increased menu pricing and 1.1% of favorable commodity costs driven primarily by lower poultry and dairy costs, partially offset by higher bread and beverages costs, and 0.6% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was unfavorable 1.3%, due to 0.4% of sales deleverage, 0.4% of higher hourly labor costs, 0.3% of higher manager bonus, and 0.2% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 0.8%, due to 0.7% higher supervision, 0.6% of higher repairs and maintenance, 0.3% of sales deleverage, 0.3% of higher workers’ compensation and general liability insurance, partially offset by 0.3% of lower delivery fees and to-go supplies, 0.3% of lower utilities, and 0.5% of lower other restaurant expenses.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 27, 2023	September 28, 2022
Net cash provided by operating activities	$59.1	$24.6	$34.5
Net cash provided by operating activities increased due to an increase in operating income and the timing of operational receipts and payments, partially offset by an increase in payments of performance-based compensation in the current year.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 27, 2023	September 28, 2022
Net cash used in investing activities	$(45.6)	$(45.6)	$—
Net cash used in investing activities was flat compared to the prior year. Increased Chili’s capital maintenance and spend on Maggiano’s remodels were offset by decreased spend on Chili’s remodels and new restaurant construction.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 27, 2023	September 28, 2022
Net cash (used in) provided by financing activities	$(14.2)	$27.0	$(41.2)
Net cash (used in) provided by financing activities increased primarily due to an increase in share repurchases in fiscal 2024 of $22.7 million and a decrease of $21.0 million in net borrowing activity on the revolving credit facility in fiscal 2024 compared to fiscal 2023.
Debt
Net borrowings of $14.0 million were drawn during the thirteen week period ended September 27, 2023 on the revolving credit facility. As of September 27, 2023, $724.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of September 27, 2023, our interest rate was 7.17% consisting of SOFR of 5.32% plus the applicable margin and spread adjustment of 1.85%.
As of September 27, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2024.
We intend to refinance our 5.000% notes, which will mature in October 2024, through our existing revolving credit facility.
Refer to Note 6 - Debt for further information about our notes and revolving credit facility.

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
In the thirteen week period ended September 27, 2023, we repurchased 0.8 million shares of our common stock for $24.7 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 27, 2023, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.
Cash Flow Outlook
Cash flow from operations typically provides the company with a significant source of liquidity. Additionally, during fiscal 2023, we increased the capacity under our revolving credit facility by $100.0 million and issued new $350.0 million senior notes that mature in 2030.
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. We continue to monitor the macro environment and will adjust our overall approach to capital allocation, including share repurchases, as events and macroeconomic trends unfold.
Critical Accounting Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2023.
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of September 27, 2023, $175.3 million was outstanding under the revolving credit facility. For purposes of illustration, a 10% increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of September 27, 2023 would result in an additional $1.3 million of interest expense during fiscal 2024.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended September 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2023, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Among the factors that could cause actual results to differ materially are: the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members: increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (“ESG”) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; health epidemics or pandemics; tax reform; inadequate insurance coverage and limitations imposed by our credit agreements
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 7 - Contingencies in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2023, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022.
During the thirteen week period ended September 27, 2023, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 29, 2023 through August 2, 2023	—	$—	—	$204.0
August 3, 2023 through August 30, 2023	0.1	33.58	—	204.0
August 31, 2023 through September 27, 2023	0.7	31.06	0.7	183.0
Total	0.8	$31.36	0.7
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 27, 2023, 113,118 shares were tendered by team members at an average price of $33.19.
ITEM 5. OTHER INFORMATION
During the thirteen week period ended September 27, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
10(a)	Registrant’s Terms of Fiscal 2024 Retention Restricted Stock Unit Award *
10(b)	Registrant’s Terms of Fiscal 2024 Restricted Stock Unit Award*
10(c)	Registrant’s Fiscal 2024 Performance Share Plan*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 27, 2023 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: November 1, 2023	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: November 1, 2023	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)