Form 10-Q
period 2023-12-27
BRINKER INTERNATIONAL, INC
filed 2024-01-31
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 26, 2024: 44,227,124 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Thirteen and Twenty-Six Week Periods Ended December 27, 2023 and December 28, 2022	3
Consolidated Balance Sheets - December 27, 2023 (Unaudited) and June 28, 2023	4
Consolidated Statements of Cash Flows (Unaudited) - Twenty-Six Week Periods Ended December 27, 2023 and December 28, 2022	5
Consolidated Statements of Shareholders’ Deficit (Unaudited) - Twenty-Six Week Periods Ended December 27, 2023 and December 28, 2022	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	34
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5. Other Information	34
Item 6. Exhibits	35
SIGNATURES	35

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Revenues
Company sales	$1,063.7	$1,009.4	$2,065.7	$1,955.5
Franchise revenues	10.4	9.6	20.9	19.0
Total revenues	1,074.1	1,019.0	2,086.6	1,974.5
Operating costs and expenses
Food and beverage costs	273.1	289.4	531.9	578.9
Restaurant labor	356.1	334.6	704.2	665.2
Restaurant expenses	294.7	268.4	585.5	537.2
Depreciation and amortization	41.3	41.8	83.2	83.7
General and administrative	43.2	35.6	85.6	75.1
Other (gains) and charges	3.3	8.5	9.6	13.5
Total operating costs and expenses	1,011.7	978.3	2,000.0	1,953.6
Operating income	62.4	40.7	86.6	20.9
Interest expenses	16.7	13.9	33.7	26.2
Other income, net	(0.1)	(0.3)	(0.1)	(0.7)
Income (loss) before income taxes	45.8	27.1	53.0	(4.6)
Provision (benefit) for income taxes	3.7	(0.8)	3.7	(2.3)
Net income (loss)	$42.1	$27.9	$49.3	$(2.3)

Basic net income (loss) per share	$0.95	$0.63	$1.11	$(0.05)

Diluted net income (loss) per share	$0.94	$0.62	$1.09	$(0.05)

Basic weighted average shares outstanding	44.2	44.0	44.4	44.0

Diluted weighted average shares outstanding	44.9	44.8	45.1	44.0

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.2	$0.1	$0.0	$(0.9)
Comprehensive income (loss)	$42.3	$28.0	$49.3	$(3.2)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 27, 2023	June 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$22.7	$15.1
Accounts receivable, net	79.4	60.9
Inventories	34.3	34.5
Restaurant supplies	55.1	55.6
Prepaid expenses	19.7	17.2
Income taxes receivable	0.1	—
Total current assets	211.3	183.3
Property and equipment, at cost
Land	42.5	42.4
Buildings and leasehold improvements	1,665.9	1,635.7
Furniture and equipment	757.1	765.8
Construction-in-progress	33.5	30.1
	2,499.0	2,474.0
Less accumulated depreciation and amortization	(1,680.2)	(1,665.7)
Net property and equipment	818.8	808.3
Other assets
Operating lease assets	1,099.9	1,134.9
Goodwill	195.0	195.0
Deferred income taxes, net	101.7	93.4
Intangibles, net	22.1	23.9
Other	61.9	48.2
Total other assets	1,480.6	1,495.4
Total assets	$2,510.7	$2,487.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$148.9	$125.7
Gift card liability	90.4	73.0
Accrued payroll	100.1	106.1
Operating lease liabilities	111.7	112.4
Other accrued liabilities	134.6	116.3
Income taxes payable	4.3	2.4
Total current liabilities	590.0	535.9
Long-term debt and finance leases, less current installments	882.4	912.2
Long-term operating lease liabilities, less current portion	1,087.6	1,125.8
Other liabilities	60.2	57.4
Commitments and contingencies (Note 7)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued; and 44.2 million shares outstanding at December 27, 2023 and 44.6 million shares outstanding at June 28, 2023)	6.0	6.0
Additional paid-in capital	687.0	690.0
Accumulated other comprehensive loss	(6.0)	(6.0)
Accumulated deficit	(302.6)	(351.9)
Treasury stock, at cost (16.1 million shares at December 27, 2023, and 15.7 million shares at June 28, 2023)	(493.9)	(482.4)
Total shareholders’ deficit	(109.5)	(144.3)
Total liabilities and shareholders’ deficit	$2,510.7	$2,487.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Cash flows from operating activities
Net income (loss)	$49.3	$(2.3)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	83.2	83.7
Stock-based compensation	10.1	5.9
Deferred income taxes, net	(8.4)	(10.3)
Non-cash other (gains) and charges	4.3	7.2
Net loss on disposal of assets	1.5	2.1
Other	1.3	0.9
Changes in assets and liabilities:
Accounts receivable, net	(20.2)	(28.4)
Inventories	—	(2.0)
Restaurant supplies	(0.2)	(0.4)
Prepaid expenses	(10.9)	(9.2)
Income taxes	1.4	4.0
Operating lease assets, net of liabilities	(3.9)	(1.5)
Other assets	(6.5)	(0.1)
Accounts payable	19.4	5.0
Gift card liability	17.3	22.0
Accrued payroll	(6.1)	(20.2)
Other accrued liabilities	16.5	9.3
Other liabilities	2.2	2.3
Net cash provided by operating activities	150.3	68.0
Cash flows from investing activities
Payments for property and equipment	(89.5)	(95.3)
Proceeds from note receivable	1.3	2.1
Proceeds from sale of assets	0.7	—
Insurance recoveries	0.7	—
Net cash used in investing activities	(86.8)	(93.2)
Cash flows from financing activities
Borrowings on revolving credit facility	199.0	280.0
Payments on revolving credit facility	(224.0)	(240.0)
Purchases of treasury stock	(25.1)	(2.1)
Payments on long-term debt	(5.6)	(11.3)
Payments for debt issuance costs	(0.7)	—
Proceeds from issuance of treasury stock	0.5	—
Payments of dividends	0.0	(0.2)
Net cash (used in) provided by financing activities	(55.9)	26.4
Net change in cash and cash equivalents	7.6	1.2
Cash and cash equivalents at beginning of period	15.1	13.5
Cash and cash equivalents at end of period	$22.7	$14.7
Supplemental disclosure of cash flow information:
Income taxes paid, net	$10.7	$4.4
Interest paid, net of amounts capitalized	18.8	23.6
Accrued capital expenditures	16.0	17.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
(In millions)

	Twenty-Six Week Period Ended December 27, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	—
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)
Net income	—	—	42.1	—	—	42.1
Other comprehensive income	—	—	—	—	0.2	0.2
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.3)	—	(0.4)
Issuances of treasury stock	—	(1.1)	—	1.6	—	0.5
Balances at December 27, 2023	$6.0	$687.0	$(302.6)	$(493.9)	$(6.0)	$(109.5)

	Twenty-Six Week Period Ended December 28, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	—
Retirement of stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	1.2	—	—	—	1.2
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.5)	—	0.5	—	—
Balances at December 28, 2022	$6.0	$688.7	$(456.8)	$(499.2)	$(6.2)	$(267.5)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of December 27, 2023 and June 28, 2023, and for the thirteen and twenty-six week periods ended December 27, 2023 and December 28, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 27, 2023, we owned, operated or franchised 1,658 restaurants, consisting of 1,184 Company-owned restaurants and 474 franchised restaurants, located in the United States, 29 other countries and two United States territories.
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
The following table reflects the changes in deferred franchise and development fees between June 28, 2023 and December 27, 2023:

Deferred Franchise and Development Fees
Balance as of June 28, 2023	$11.1
Additions	0.2
Amount recognized to Franchise revenues	(0.8)
Balance as of December 27, 2023	$10.5
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 27, 2023:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2024	$0.4
2025	0.9
2026	0.8
2027	0.8
2028	0.7
Thereafter	6.9
$10.5
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 28, 2023 and December 27, 2023:

Gift Card Liability
Balance as of June 28, 2023	$73.0
Gift card sales	75.7
Gift card redemptions recognized to Company sales	(50.3)
Gift card breakage recognized to Company sales	(6.8)
Other	(1.2)
Balance as of December 27, 2023	$90.4
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
The 5.000% notes and 8.250% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	December 27, 2023		June 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$349.4	$347.7	$349.0	$343.5
8.250% notes	344.8	364.4	344.3	348.3
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited). During the thirteen and twenty-six week periods ended December 27, 2023 and December 28, 2022, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at December 27, 2023 and June 28, 2023, was $15.7 million and $15.3 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 27, 2023	June 28, 2023
Insurance	$28.9	$29.3
Property tax	25.9	24.5
Interest	19.9	6.4
Sales tax	18.3	17.3
Current installments of finance lease obligations	10.6	10.2
Utilities and services	10.5	10.4
Other	20.5	18.2
	$134.6	$116.3

Footnote Index
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Operating lease cost	$45.6	$45.1	$91.2	$90.2
Variable lease cost	15.5	15.2	31.1	30.8
Finance lease amortization	2.6	4.9	5.8	10.1
Finance lease interest	0.9	1.0	1.8	2.1
Short-term lease cost	0.0	0.1	0.1	0.2
Sublease income	(0.4)	(0.6)	(0.8)	(1.5)
Total lease costs, net	$64.2	$65.7	$129.2	$131.9
Supplemental cash flow information related to leases:

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Operating lease assets obtained in exchange for operating lease liabilities	$21.3	$45.5
Finance leases assets obtained in exchange for finance lease liabilities	0.1	0.2
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of December 27, 2023 and June 28, 2023 was $45.9 million and $51.3 million, respectively.
6. DEBT
Long-term debt consists of the following:

	December 27, 2023	June 28, 2023
Revolving credit facility	$136.3	$161.3
5.000% notes(1)	350.0	350.0
8.250% notes	350.0	350.0
Finance lease obligations	62.6	67.8
Total long-term debt	898.9	929.1
Less: unamortized debt issuance costs and discounts	(5.9)	(6.7)
Total long-term debt, less unamortized debt issuance costs and discounts	893.0	922.4
Less: current installments of long-term debt and finance leases(2)	(10.6)	(10.2)
Total long-term debt, less current portion	$882.4	$912.2
(1)Obligations under our 5.000% notes, which will mature in October 2024, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.

Footnote Index
Revolving Credit Facility
In the twenty-six week period ended December 27, 2023, net repayments of $25.0 million were made on our revolving credit facility. As of December 27, 2023, $763.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of December 27, 2023, our interest rate was 7.21% consisting of SOFR of 5.36% plus the applicable margin and spread adjustment of 1.85%.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of December 27, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes.
7. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 27, 2023 and June 28, 2023, we have outstanding lease guarantees or are secondarily liable for an estimated $13.5 million and $16.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2024 through fiscal 2029.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. In the twenty-six week period ended December 27, 2023 we recorded a $0.5 million charge in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 27, 2023, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 12 months.
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
On December 13, 2023, we filed a petition for writ of certiorari in the United States Supreme Court seeking review of the 11th Circuit’s decision to uphold the plaintiff’s damages calculation methodology. We also sought further stay of the district court proceedings pending final adjudication of our petition and await the court’s ruling on such request. We believe we have defenses and intend to continue defending the Litigation. As such, as of December 27, 2023, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not

Footnote Index
recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
8. INCOME TAXES

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Effective income tax rate	7.0%	50.0%
The federal statutory tax rate was 21.0% for the twenty-six week periods ended December 27, 2023 and December 28, 2022.
The change in the effective income tax rate in the twenty-six week period ended December 27, 2023 to the twenty-six week period ended December 28, 2022 is primarily due to a less favorable impact from the FICA tip tax credit against higher Income before income taxes.
9. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of December 27, 2023, 16.1 million shares remain in treasury.
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
In the twenty-six week period ended December 27, 2023, we repurchased 0.8 million shares of our common stock for $25.1 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 27, 2023, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.

Footnote Index
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Restricted share awards
Restricted share awards granted	0.6	0.7
Weighted average fair value per share	$33.44	$29.48
10. NET INCOME PER SHARE
Basic net income (loss) per share is computed by dividing Net income (loss) by the Basic weighted average shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income (loss) per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income (loss) per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Basic weighted average shares outstanding	44.2	44.0	44.4	44.0
Dilutive stock options(1)	0.0	0.0	0.0	—
Dilutive restricted shares(1)	0.7	0.8	0.7	—
Total dilutive impact	0.7	0.8	0.7	—
Diluted weighted average shares outstanding	44.9	44.8	45.1	44.0

Awards excluded due to anti-dilutive effect	0.8	1.4	0.8	2.8
(1)    Due to the net loss for the twenty-six week period ended December 28, 2022, zero incremental shares are included because the effect would be anti-dilutive.
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Enterprise system implementation costs	$2.1	$1.0	$4.1	$2.0
Litigation & claims, net	1.0	0.3	3.2	0.8
Restaurant closure asset write-offs and charges	0.2	3.3	0.8	4.8
Lease contingencies	—	—	0.5	—
Remodel-related asset write-offs	0.1	0.2	0.3	1.0
Loss from natural disasters, net of (insurance recoveries)	(0.6)	1.1	(0.4)	0.9
Gain on the disposition of restaurants	(0.4)	—	(0.4)	—
Other	0.9	2.6	1.5	4.0
	$3.3	$8.5	$9.6	$13.5

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
•Loss from natural disasters, net of (insurance recoveries) primarily relates to the receipt of insurance proceeds for the Hurricane Ida claim in the current year and to costs incurred related to Hurricane Ian & Winter Storm in the prior year.
•Gain on the disposition of restaurants relates to the net proceeds from the sale of a Canada Company-owned restaurant.
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
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily include restaurant rent, repairs and maintenance, delivery fees and to-go supplies, utilities, advertising, supplies, payment processing fees, franchise and property taxes, workers’ compensation and general liability insurance and supervision expenses.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

Footnote Index

	Thirteen Week Period Ended December 27, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$916.9	$146.8	$—	$1,063.7
Franchise revenues	10.3	0.1	—	10.4
Total revenues	927.2	146.9	—	1,074.1

Food and beverage costs	239.2	33.9	—	273.1
Restaurant labor	313.0	43.1	—	356.1
Restaurant expenses	258.3	36.2	0.2	294.7
Depreciation and amortization	35.5	3.2	2.6	41.3
General and administrative	10.2	2.1	30.9	43.2
Other (gains) and charges	0.9	0.2	2.2	3.3
Total operating costs and expenses	857.1	118.7	35.9	1,011.7
Operating income (loss)	70.1	28.2	(35.9)	62.4
Interest expenses	0.9	—	15.8	16.7
Other income, net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	$69.3	$28.2	$(51.7)	$45.8

	Thirteen Week Period Ended December 28, 2022
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$869.3	$140.1	$—	$1,009.4
Franchise revenues	9.4	0.2	—	9.6
Total revenues	878.7	140.3	—	1,019.0

Food and beverage costs	253.7	35.7	—	289.4
Restaurant labor	292.3	42.3	—	334.6
Restaurant expenses	234.1	34.2	0.1	268.4
Depreciation and amortization	36.0	3.3	2.5	41.8
General and administrative	8.5	1.5	25.6	35.6
Other (gains) and charges	5.7	0.3	2.5	8.5
Total operating costs and expenses	830.3	117.3	30.7	978.3
Operating income (loss)	48.4	23.0	(30.7)	40.7
Interest expenses	0.9	0.1	12.9	13.9
Other income, net	—	—	(0.3)	(0.3)
Income (loss) before income taxes	$47.5	$22.9	$(43.3)	$27.1

Footnote Index

	Twenty-Six Week Period Ended December 27, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,814.7	$251.0	$—	$2,065.7
Franchise revenues	20.6	0.3	—	20.9
Total revenues	1,835.3	251.3	—	2,086.6

Food and beverage costs	472.3	59.6	—	531.9
Restaurant labor	624.0	80.2	—	704.2
Restaurant expenses	516.8	68.4	0.3	585.5
Depreciation and amortization	71.7	6.4	5.1	83.2
General and administrative	20.2	4.5	60.9	85.6
Other (gains) and charges	4.6	0.4	4.6	9.6
Total operating costs and expenses	1,709.6	219.5	70.9	2,000.0
Operating income (loss)	125.7	31.8	(70.9)	86.6
Interest expenses	1.7	0.1	31.9	33.7
Other income, net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	$124.1	$31.7	$(102.8)	$53.0

Segment assets	$2,052.5	$246.6	$211.6	$2,510.7
Payments for property and equipment	74.6	9.4	5.5	89.5

	Twenty-Six Week Period Ended December 28, 2022
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,709.9	$245.6	$—	$1,955.5
Franchise revenues	18.7	0.3	—	19.0
Total revenues	1,728.6	245.9	—	1,974.5

Food and beverage costs	514.6	64.3	—	578.9
Restaurant labor	586.7	78.5	—	665.2
Restaurant expenses	471.0	65.9	0.3	537.2
Depreciation and amortization	72.0	6.5	5.2	83.7
General and administrative	18.0	4.0	53.1	75.1
Other (gains) and charges	8.7	0.8	4.0	13.5
Total operating costs and expenses	1,671.0	220.0	62.6	1,953.6
Operating income (loss)	57.6	25.9	(62.6)	20.9
Interest expenses	1.9	0.2	24.1	26.2
Other income, net	—	—	(0.7)	(0.7)
Income (loss) before income taxes	$55.7	$25.7	$(86.0)	$(4.6)

Payments for property and equipment	$85.1	$6.1	$4.1	$95.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 27, 2023 and December 28, 2022, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 27, 2023, we owned, operated or franchised 1,658 restaurants, consisting of 1,184 Company-owned restaurants and 474 franchised restaurants, located in the United States, 29 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
External Impacts to Our Operating Environment
Our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs during fiscal 2023 and to a lesser extent during the first and second quarters of fiscal 2024.
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

Maggiano’s - At Maggiano’s, we are focused on making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. While our dining rooms support the majority of our business, we have focused on increasing our carry-out and delivery business in recent years, including through partnerships with delivery service providers that have made our restaurants more accessible to guests and helped create an additional significant revenue channel. Our restaurants also have banquet rooms to host large party events and we have begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, opening 14 restaurants and two new development agreements for the twenty-six week period ended December 27, 2023. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 27, 2023 and December 28, 2022, respectively, total full year projected openings in fiscal 2024 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022	Fiscal 2024	December 27, 2023	December 28, 2022
Company-owned restaurants
Chili’s domestic	5	4	5	4	10	1,130	1,126
Chili’s international	—	—	—	—	—	4	5
Maggiano’s domestic	—	—	—	—	—	50	51
Total Company-owned	5	4	5	4	10	1,184	1,182
Franchise restaurants
Chili’s domestic	—	—	—	1	0-1	100	101
Chili’s international	11	6	14	8	19-24	372	363
Maggiano’s domestic	—	—	—	—	—	2	2
Total franchise	11	6	14	9	19-25	474	466
Total restaurants
Chili’s domestic	5	4	5	5	10-11	1,230	1,227
Chili’s international	11	6	14	8	19-24	376	368
Maggiano’s domestic	—	—	—	—	—	52	53
Total	16	10	19	13	29-35	1,658	1,648
At December 27, 2023, we own property for 50 of the 1,184 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $42.5 million and buildings of $11.7 million.
Revenues
Thirteen and Twenty-Six Week Periods Ended December 27, 2023 compared to December 28, 2022
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 28, 2022	$878.7	$140.3	$1,019.0
Change from:
Comparable restaurant sales	43.5	9.0	52.5
Restaurant openings	12.3	—	12.3
Gift card discounts	0.1	0.1	0.2
Maggiano's banquet income	—	0.1	0.1
Delivery service fee income	(0.1)	0.2	0.1
Gift card breakage	—	(0.1)	(0.1)
Digital entertainment revenues	(0.3)	—	(0.3)
Restaurant closures	(7.9)	(2.6)	(10.5)
Company sales	47.6	6.7	54.3
Franchise revenues(1)	0.9	(0.1)	0.8
Thirteen Week Period Ended December 27, 2023	$927.2	$146.9	$1,074.1

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 28, 2022	$1,728.6	$245.9	$1,974.5
Change from:
Comparable restaurant sales	94.2	11.6	105.8
Restaurant openings	25.4	—	25.4
Restaurant acquisitions	0.6	—	0.6
Maggiano's banquet income	—	0.1	0.1
Gift card discounts	—	0.1	0.1
Gift card breakage	0.2	(0.1)	0.1
Digital entertainment revenues	(0.2)	—	(0.2)
Delivery service fee income	(0.4)	0.2	(0.2)
Restaurant closures	(15.0)	(6.5)	(21.5)
Company sales	104.8	5.4	110.2
Franchise revenues(1)	1.9	—	1.9
Twenty-Six Week Period Ended December 27, 2023	$1,835.3	$251.3	$2,086.6
(1)Franchise revenues increased in the thirteen and twenty-six week periods ended December 27, 2023 compared to December 28, 2022 primarily because of higher franchise advertising fees. Our Chili’s and Maggiano’s franchisees generated sales of approximately $216.9 million and $2.8 million and $426.2 million and $5.6 million, respectively, for the thirteen and twenty-six week periods ended December 27, 2023 compared to $213.4 million and $2.6 million and $419.0 million and $5.0 million, respectively, in for the thirteen and twenty-six week periods ended December 28, 2022.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 27, 2023 compared to December 28, 2022:

	Percentage Change in the Thirteen Week Period Ended December 27, 2023 versus December 28, 2022
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	5.2%	7.1%	(0.8)%	(1.1)%	(0.2)%
Chili’s	5.0%	6.6%	(1.0)%	(0.6)%	(0.1)%
Maggiano’s	6.7%	10.5%	0.4%	(4.2)%	(2.0)%
Franchise(4)	0.3%
U.S.	6.4%
International	(2.7)%
Chili’s domestic(5)	5.1%
System-wide(6)	4.4%

	Percentage Change in the Twenty-Six Week Period Ended December 27, 2023 versus December 28, 2022
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	5.5%	8.0%	1.0%	(3.5)%	(0.3)%
Chili’s	5.5%	7.7%	1.1%	(3.3)%	(0.1)%
Maggiano’s	5.0%	10.0%	(0.1)%	(4.9)%	(2.9)%
Franchise(4)	2.0%
U.S.	5.7%
International	0.0%
Chili’s domestic(5)	5.5%
System-wide(6)	4.9%
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
(4)Franchise sales generated by franchisees are not included in Total revenues in the Consolidated Statements of Comprehensive Income (Loss) (Unaudited); however, we generate royalty revenues and advertising fees based on franchisee revenues, where applicable. We believe presenting Franchise Comparable Restaurant Sales provides investors relevant information regarding total brand performance.
(5)Chili’s domestic Comparable Restaurant Sales percentages are derived from sales generated by Company-owned and franchise-operated Chili’s restaurants in the United States.
(6)System-wide Comparable Restaurant Sales are derived from sales generated by Chili’s and Maggiano’s Company-owned and franchise-operated restaurants.

Costs and Expenses
Thirteen Week Period Ended December 27, 2023 compared to December 28, 2022
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$273.1	25.7%	$289.4	28.7%	$16.3	3.0%
Restaurant labor	356.1	33.5%	334.6	33.1%	(21.5)	(0.4)%
Restaurant expenses	294.7	27.7%	268.4	26.6%	(26.3)	(1.1)%
Depreciation and amortization	41.3		41.8		0.5
General and administrative	43.2		35.6		(7.6)
Other (gains) and charges	3.3		8.5		5.2
Interest expenses	16.7		13.9		(2.8)
Other income, net	(0.1)		(0.3)		(0.2)
As a percentage of Company sales:
•Food and beverage costs were favorable 3.0%, due to 1.9% from increased menu pricing, 0.8% of favorable commodity costs driven primarily by lower poultry and produce costs, partially offset by higher beverage costs, and 0.3% of favorable menu item mix.
•Restaurant labor was unfavorable 0.4%, due to 1.4% of higher hourly labor expenses driven by increased wage rates and staffing levels, and 0.6% of higher manager salaries, partially offset by 1.6% of sales leverage.
•Restaurant expenses were unfavorable 1.1%, due to 2.2% of higher advertising, 0.5% of higher repairs and maintenance, 0.2% of higher rent, and 0.2% of higher other restaurant expenses, partially offset by 1.0% of sales leverage and 1.0% of lower delivery fees and to-go supplies.
Depreciation and amortization decreased $0.5 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 28, 2022	$41.8
Change from:
Additions for new and existing restaurant assets	6.3
Corporate assets	0.8
Finance leases	(2.3)
Retirements and fully depreciated restaurant assets	(5.3)
Thirteen Week Period Ended December 27, 2023	$41.3

General and administrative expenses increased $7.6 million as follows:

General and Administrative
Thirteen Week Period Ended December 28, 2022	$35.6
Change from:
Stock-based compensation(1)	3.4
Performance-based compensation	2.0
Corporate technology initiatives	1.0
Training	0.6
Payroll expenses	0.4
Recruiting	(0.4)
Other	0.6
Thirteen Week Period Ended December 27, 2023	$43.2
(1)Stock-based compensation increased compared to the prior year primarily due to the impact of reversing expense associated with a performance share award in the second quarter of fiscal 2023, when we determined the performance target was not achievable.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 27, 2023	December 28, 2022
Enterprise system implementation costs	$2.1	$1.0
Litigation & claims, net	1.0	0.3
Restaurant closure asset write-offs and charges	0.2	3.3
Remodel-related asset write-offs	0.1	0.2
Loss from natural disasters, net of (insurance recoveries)	(0.6)	1.1
Gain on the disposition of restaurants	(0.4)	—
Other	0.9	2.6
	$3.3	$8.5
Interest expenses increased $2.8 million due to higher interest rates on the 8.250% notes, offset slightly by lower long-term debt outstanding.

Twenty-Six Week Period Ended December 27, 2023 compared to December 28, 2022
The following is a summary of the changes in Costs and Expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$531.9	25.8%	$578.9	29.6%	$47.0	3.8%
Restaurant labor	704.2	34.1%	665.2	34.0%	(39.0)	(0.1)%
Restaurant expenses	585.5	28.3%	537.2	27.5%	(48.3)	(0.8)%
Depreciation and amortization	83.2		83.7		0.5
General and administrative	85.6		75.1		(10.5)
Other (gains) and charges	9.6		13.5		3.9
Interest expenses	33.7		26.2		(7.5)
Other income, net	(0.1)		(0.7)		(0.6)
As a percentage of Company sales:
•Food and beverage costs were favorable 3.8%, due to 2.2% from increased menu pricing, 0.8% of favorable menu item mix and 0.8% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverage costs.
•Restaurant labor was unfavorable 0.1%, due to 1.3% of higher hourly labor expenses driven by increased wage rates and staffing levels, and 0.6% of higher manager salaries partially offset by 1.7% of sales leverage and 0.1% of lower other labor expenses.
•Restaurant expenses were unfavorable 0.8%, due to 2.1% of higher advertising, 0.4% of higher repairs and maintenance expenses, 0.2% of higher higher workers’ compensation and general liability insurance, 0.4% of higher other restaurant expenses, partially offset by 1.2% of sales leverage and 1.1% of lower delivery fees and to-go supplies.
Depreciation and amortization decreased $0.5 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 28, 2022	$83.7
Change from:
Additions for existing and new restaurant assets	12.8
Corporate assets	1.4
Finance leases	(4.2)
Retirements and fully depreciated restaurant assets	(10.4)
Other	(0.1)
Twenty-Six Week Period Ended December 27, 2023	$83.2

General and administrative expenses increased $10.5 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 28, 2022	$75.1
Change from:
Stock-based compensation(1)	4.3
Performance-based compensation	3.3
Corporate technology initiatives	1.2
Defined contribution plan employer expenses and other benefits	0.6
Travel and entertainment expenses	0.5
Recruiting	(0.7)
Other	1.3
Twenty-Six Week Period Ended December 27, 2023	$85.6
(1)Stock-based compensation increased compared to the prior year primarily due to the impact of reversing expense associated with a performance share award in the second quarter of fiscal 2023, when we determined the performance target was not achievable.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Enterprise system implementation costs	$4.1	$2.0
Litigation & claims, net	3.2	0.8
Restaurant closure asset write-offs and charges	0.8	4.8
Lease contingencies	0.5	—
Remodel-related asset write-offs	0.3	1.0
Loss from natural disasters, net of (insurance recoveries)	(0.4)	0.9
Gain on the disposition of restaurants	(0.4)	—
Other	1.5	4.0
	$9.6	$13.5
Interest expenses increased $7.5 million due to higher interest rates on the 8.250% notes, slightly offset by lower long-term debt outstanding.

Income Taxes

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Effective income tax rate	8.1%	(3.0)%	7.0%	50.0%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 27, 2023 and December 28, 2022.
The change in the effective income tax rate in the thirteen and twenty-six week periods ended December 27, 2023 to the thirteen and twenty-six week periods ended December 28, 2022 is primarily due to a less favorable impact from the FICA tip tax credit against higher Income before income taxes.
Segment Results
Chili’s Segment
Thirteen Week Period Ended December 27, 2023 compared to December 28, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 27, 2023	December 28, 2022
Company sales	$916.9	$869.3	$47.6	5.5%
Franchise revenues	10.3	9.4	0.9	9.6%
Total revenues	$927.2	$878.7	$48.5	5.5%
Chili’s Total revenues increased by 5.5% primarily due to favorable comparable restaurant sales driven by menu price increases, partially offset by unfavorable menu item mix and lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$239.2	26.1%	$253.7	29.2%	$14.5	3.1%
Restaurant labor	313.0	34.1%	292.3	33.6%	(20.7)	(0.5)%
Restaurant expenses	258.3	28.2%	234.1	26.9%	(24.2)	(1.3)%
Depreciation and amortization	35.5		36.0		0.5
General and administrative	10.2		8.5		(1.7)
Other (gains) and charges	0.9		5.7		4.8
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 3.1%, due to 2.0% from increased menu pricing, 0.9% of favorable commodity costs driven primarily by lower poultry and produce costs, partially offset by higher beverage costs, and 0.2% of favorable menu item mix.
•Chili’s Restaurant labor was unfavorable 0.5%, due to 1.5% of higher hourly labor driven by increased wage rates and staffing levels, and 0.7% of increased manager salary, partially offset by 1.7% of sales leverage.
•Chili’s Restaurant expenses were unfavorable 1.3%, due to 2.5% of higher advertising, 0.5% of higher repairs and maintenance, 0.5% of higher other restaurant expenses, partially offset by 1.1% of sales leverage and 1.1% lower delivery fees and to-go supplies.

Chili’s Depreciation and amortization decreased $0.5 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 28, 2022	$36.0
Change from:
Additions for new and existing restaurant assets	5.6
Finance leases	(2.4)
Retirements and fully depreciated restaurant assets	(3.7)
Thirteen Week Period Ended December 27, 2023	$35.5
Chili’s General and administrative increased $1.7 million as follows:

General and Administrative
Thirteen Week Period Ended December 28, 2022	$8.5
Change from:
Performance-based compensation	0.8
Defined contribution plan employer expenses and other benefits	0.5
Stock-based compensation	0.5
Other	(0.1)
Thirteen Week Period Ended December 27, 2023	$10.2
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 27, 2023	December 28, 2022
Litigation & claims, net	$0.8	$0.1
Restaurant closure asset write-offs and charges	0.2	3.1
Remodel-related asset write-offs	—	0.2
Loss (gain) on disposition of restaurants	(0.4)	—
Loss from natural disasters, net of (insurance recoveries)	(0.6)	1.1
Other	0.9	1.2
	$0.9	$5.7
Twenty-Six Week Period Ended December 27, 2023 compared to December 28, 2022

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 27, 2023	December 28, 2022
Company sales	$1,814.7	$1,709.9	$104.8	6.1%
Franchise revenues	20.6	18.7	1.9	10.2%
Total revenues	$1,835.3	$1,728.6	$106.7	6.2%
Chili’s Total revenues increased 6.2% primarily due to favorable comparable restaurant sales driven by menu price increases and favorable menu item mix, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$472.3	26.0%	$514.6	30.1%	$42.3	4.1%
Restaurant labor	624.0	34.4%	586.7	34.3%	(37.3)	(0.1)%
Restaurant expenses	516.8	28.5%	471.0	27.6%	(45.8)	(0.9)%
Depreciation and amortization	71.7		72.0		0.3
General and administrative	20.2		18.0		(2.2)
Other (gains) and charges	4.6		8.7		4.1
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 4.1%, due to 2.4% from increased menu pricing, 0.9% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverage costs, and 0.8% of favorable menu item mix.
•Chili’s Restaurant labor was unfavorable 0.1%, due to 1.3% of higher hourly labor expenses driven by increased wage rates and staffing levels, 0.6% of increased manager salaries, and 0.1% of higher other labor expenses, partially offset by 1.9% of sales leverage.
•Chili’s Restaurant expenses were unfavorable 0.9%, due to 2.4% of higher advertising, 0.5% of higher repairs and maintenance expenses, and 0.3% of higher other restaurant expenses, partially offset by 1.2% of lower delivery fees and to-go supplies and 1.1% of sales leverage.
Chili’s Depreciation and amortization decreased $0.3 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 28, 2022	$72.0
Change from:
Additions for existing and new restaurant assets	11.4
Finance leases	(4.2)
Retirements and fully depreciated restaurant assets	(7.6)
Other	0.1
Twenty-Six Week Period Ended December 27, 2023	$71.7

Chili’s General and administrative increased $2.2 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 28, 2022	$18.0
Change from:
Performance-based compensation	1.0
Defined contribution plan employer expenses and other benefits	1.0
Stock-based compensation	0.5
Recruiting	(0.6)
Other	0.3
Twenty-Six Week Period Ended December 27, 2023	$20.2

Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 27, 2023	December 28, 2022
Litigation & claims, net	$3.0	$0.4
Restaurant closure asset write-offs and charges	0.8	4.2
Remodel-related asset write-offs	—	1.0
Loss (gain) on disposition of restaurants	(0.4)	—
Loss from natural disasters, net of (insurance recoveries)	(0.4)	0.9
Other	1.6	2.2
	$4.6	$8.7
Maggiano’s Segment
Thirteen Week Period Ended December 27, 2023 compared to December 28, 2022

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 27, 2023	December 28, 2022
Company sales	$146.8	$140.1	$6.7	4.8%
Franchise revenues	0.1	0.2	(0.1)	(50.0)%
Total revenues	$146.9	$140.3	$6.6	4.7%
Maggiano’s Total revenues increased 4.7% primarily due to favorable comparable restaurant sales driven by increased menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$33.9	23.1%	$35.7	25.5%	$1.8	2.4%
Restaurant labor	43.1	29.3%	42.3	30.2%	(0.8)	0.9%
Restaurant expenses	36.2	24.7%	34.2	24.4%	(2.0)	(0.3)%
Depreciation and amortization	3.2		3.3		0.1
General and administrative	2.1		1.5		(0.6)
Other (gains) and charges	0.2		0.3		0.1
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 2.4%, due to 1.8% from increased menu pricing and 0.6% of favorable commodity costs driven primarily by lower poultry and seafood costs.
•Maggiano’s Restaurant labor was favorable 0.9%, due to 1.2% of sales leverage and 0.2% of lower other labor expenses, partially offset by 0.5% of higher hourly labor costs.
•Maggiano’s Restaurant expenses were unfavorable 0.3%, due to 0.5% of higher rent, 0.4% higher supervision, 0.4% of higher repairs and maintenance, and 0.3% of higher supplies, partially offset by 0.7% of sales leverage, 0.5% of lower delivery fees and to-go supplies, and 0.1% of lower other restaurant expenses.

Twenty-Six Week Period Ended December 27, 2023 compared to December 28, 2022

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 27, 2023	December 28, 2022
Company sales	$251.0	$245.6	$5.4	2.2%
Franchise revenues	0.3	0.3	—	—%
Total revenues	$251.3	$245.9	$5.4	2.2%
Maggiano’s Total revenues increased 2.2% primarily due to favorable comparable restaurant sales driven by increased menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 27, 2023		December 28, 2022
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$59.6	23.7%	$64.3	26.2%	$4.7	2.5%
Restaurant labor	80.2	32.0%	78.5	32.0%	(1.7)	—%
Restaurant expenses	68.4	27.2%	65.9	26.8%	(2.5)	(0.4)%
Depreciation and amortization	6.4		6.5		0.1
General and administrative	4.5		4.0		(0.5)
Other (gains) and charges	0.4		0.8		0.4
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 2.5%, due to 1.7% from increased menu pricing and 0.8% of favorable commodity costs driven by lower poultry costs.
•Maggiano’s Restaurant labor was flat 0.0%, due to 0.6% of sales leverage, partially offset by 0.5% of higher hourly labor costs and 0.1% of higher other labor costs.
•Maggiano’s Restaurant expenses were unfavorable 0.4%, due to 0.5% of higher repairs and maintenance, 0.4% of higher supervision, and 0.4% of higher other restaurant expenses, partially offset by 0.5% of lower delivery fees and to-go supplies and 0.4% of sales leverage.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 27, 2023	December 28, 2022
Net cash provided by operating activities	$150.3	$68.0	$82.3
Net cash provided by operating activities increased due to an increase in operating income, the timing of accrued interest payments on our 8.25% notes and the timing of other operational receipts and payments, partially offset by increases in payments of performance-based compensation and income taxes in the current year.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 27, 2023	December 28, 2022
Net cash used in investing activities	$(86.8)	$(93.2)	$6.4
Net cash used in investing activities decreased compared to the prior year. Decreased spend on Chili’s remodels and new restaurant construction were partially offset by increased Chili’s capital maintenance and spend on Maggiano’s remodels.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 27, 2023	December 28, 2022
Net cash (used in) provided by financing activities	$(55.9)	$26.4	$(82.3)
Net cash (used in) provided by financing activities increased primarily due to $25.0 million of net repayment activity in fiscal 2024 compared to $40.0 million of net borrowing activity in fiscal 2023 on the revolving credit facility and an increase in share repurchases in fiscal 2024 of $23.0 million.
Debt
Net repayments of $25.0 million were made during the twenty-six week period ended December 27, 2023 on the revolving credit facility. As of December 27, 2023, $763.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of December 27, 2023, our interest rate was 7.21% consisting of SOFR of 5.36% plus the applicable margin and spread adjustment of 1.85%.
As of December 27, 2023, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2024.
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
In the twenty-six week period ended December 27, 2023, we repurchased 0.8 million shares of our common stock for $25.1 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 27, 2023, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of December 27, 2023, $136.3 million was outstanding under the revolving credit facility. For purposes of illustration, a 10% increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of December 27, 2023 would result in an additional $1.0 million of interest expense during fiscal 2024.

Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease, inclement weather or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we believe a commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended December 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended December 27, 2023, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 28, 2023 through November 1, 2023	0.010	$31.27	—	$183.0
November 2, 2023 through November 29, 2023	0.001	33.29	—	183.0
November 30, 2023 through December 27, 2023	—	—	—	183.0
Total	0.011	$31.46	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 27, 2023, 11,195 shares were tendered by team members at an average price of $31.46.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 27, 2023 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: January 31, 2024	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: January 31, 2024	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)