Form 10-Q
period 2024-03-27
BRINKER INTERNATIONAL, INC
filed 2024-04-30
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 25, 2024: 44,490,516 shares.

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Revenues
Company sales	$1,108.9	$1,072.9	$3,174.6	$3,028.4
Franchise revenues	11.4	10.3	32.3	29.3
Total revenues	1,120.3	1,083.2	3,206.9	3,057.7
Operating costs and expenses
Food and beverage costs	277.8	287.5	809.7	866.4
Restaurant labor	370.6	361.2	1,074.8	1,026.4
Restaurant expenses	303.4	280.9	888.9	818.1
Depreciation and amortization	42.6	42.5	125.8	126.2
General and administrative	46.1	40.6	131.7	115.7
Other (gains) and charges	9.9	6.3	19.5	19.8
Total operating costs and expenses	1,050.4	1,019.0	3,050.4	2,972.6
Operating income	69.9	64.2	156.5	85.1
Interest expenses	16.2	14.2	49.9	40.4
Other income, net	(0.2)	(0.6)	(0.3)	(1.3)
Income before income taxes	53.9	50.6	106.9	46.0
Provision (benefit) for income taxes	5.2	(0.1)	8.9	(2.4)
Net income	$48.7	$50.7	$98.0	$48.4

Basic net income per share	$1.10	$1.15	$2.21	$1.10

Diluted net income per share	$1.08	$1.12	$2.17	$1.08

Basic weighted average shares outstanding	44.3	44.1	44.4	44.0

Diluted weighted average shares outstanding	45.2	45.1	45.2	44.8

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.2)	$0.1	$(0.2)	$(0.8)
Comprehensive income	$48.5	$50.8	$97.8	$47.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 27, 2024	June 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$15.5	$15.1
Accounts receivable, net	47.6	60.9
Inventories	32.5	34.5
Restaurant supplies	54.7	55.6
Prepaid expenses	20.2	17.2
Income taxes receivable	0.4	—
Total current assets	170.9	183.3
Property and equipment, at cost
Land	42.4	42.4
Buildings and leasehold improvements	1,678.2	1,635.7
Furniture and equipment	800.6	765.8
Construction-in-progress	32.7	30.1
	2,553.9	2,474.0
Less accumulated depreciation and amortization	(1,704.5)	(1,665.7)
Net property and equipment	849.4	808.3
Other assets
Operating lease assets	1,096.7	1,134.9
Goodwill	194.8	195.0
Deferred income taxes, net	106.2	93.4
Intangibles, net	21.1	23.9
Other	56.6	48.2
Total other assets	1,475.4	1,495.4
Total assets	$2,495.7	$2,487.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$150.5	$125.7
Gift card liability	66.0	73.0
Accrued payroll	111.6	106.1
Operating lease liabilities	113.6	112.4
Other accrued liabilities	131.3	116.3
Income taxes payable	6.1	2.4
Total current liabilities	579.1	535.9
Long-term debt and finance leases, less current installments	818.5	912.2
Long-term operating lease liabilities, less current portion	1,083.9	1,125.8
Other liabilities	60.9	57.4
Commitments and contingencies (Note 7)
Shareholders’ deficit
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued; and 44.5 million shares outstanding at March 27, 2024 and 44.6 million shares outstanding at June 28, 2023)	6.0	6.0
Additional paid-in capital	693.4	690.0
Accumulated other comprehensive loss	(6.2)	(6.0)
Accumulated deficit	(253.9)	(351.9)
Treasury stock, at cost (15.8 million shares at March 27, 2024, and 15.7 million shares at June 28, 2023)	(486.0)	(482.4)
Total shareholders’ deficit	(46.7)	(144.3)
Total liabilities and shareholders’ deficit	$2,495.7	$2,487.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Cash flows from operating activities
Net income	$98.0	$48.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	125.8	126.2
Stock-based compensation	16.5	10.3
Deferred income taxes, net	(12.9)	(18.9)
Non-cash other (gains) and charges	10.1	12.2
Net loss on disposal of assets	3.2	2.9
Other	2.1	1.3
Changes in assets and liabilities:
Accounts receivable, net	11.6	(10.0)
Inventories	1.5	0.5
Restaurant supplies	(0.4)	(0.7)
Prepaid expenses	(9.0)	(11.8)
Income taxes	2.5	9.2
Operating lease assets, net of liabilities	(2.9)	(2.2)
Other assets	(0.4)	(0.1)
Accounts payable	26.7	30.2
Gift card liability	(7.0)	(4.9)
Accrued payroll	5.4	(9.5)
Other accrued liabilities	7.8	14.6
Other liabilities	1.8	3.1
Net cash provided by operating activities	280.4	200.8
Cash flows from investing activities
Payments for property and equipment	(140.9)	(136.6)
Proceeds from note receivable	1.3	3.3
Proceeds from sale of assets	0.9	—
Insurance recoveries	0.7	—
Net cash used in investing activities	(138.0)	(133.3)
Cash flows from financing activities
Borrowings on revolving credit facility	304.0	375.0
Payments on revolving credit facility	(414.0)	(425.0)
Purchases of treasury stock	(25.6)	(2.2)
Payments on long-term debt	(14.4)	(16.7)
Payments for debt issuance costs	(0.7)	—
Proceeds from issuance of treasury stock	8.9	2.1
Payments of dividends	(0.2)	(0.4)
Net cash used in financing activities	(142.0)	(67.2)
Net change in cash and cash equivalents	0.4	0.3
Cash and cash equivalents at beginning of period	15.1	13.5
Cash and cash equivalents at end of period	$15.5	$13.8
Supplemental disclosure of cash flow information:
Income taxes paid, net	$19.2	$7.7
Interest paid, net of amounts capitalized	38.7	30.0
Accrued capital expenditures	10.5	13.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
(In millions)

	Thirty-Nine Week Period Ended March 27, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	0.0
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)
Net income	—	—	42.1	—	—	42.1
Other comprehensive income	—	—	—	—	0.2	0.2
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.3)	—	(0.4)
Issuances of treasury stock	—	(1.1)	—	1.6	—	0.5
Balances at December 27, 2023	$6.0	$687.0	$(302.6)	$(493.9)	$(6.0)	$(109.5)
Net income	—	—	48.7	—	—	48.7
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	6.4	—	—	—	6.4
Purchases of treasury stock	—	(0.2)	—	(0.3)	—	(0.5)
Issuances of treasury stock	—	0.2	—	8.2	—	8.4
Balances at March 27, 2024	$6.0	$693.4	$(253.9)	$(486.0)	$(6.2)	$(46.7)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

	Thirty-Nine Week Period Ended March 29, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 29, 2022	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net loss	—	—	(30.2)	—	—	(30.2)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Dividends	—	—	0.0	—	—	0.0
Stock-based compensation	—	4.7	—	—	—	4.7
Purchases of treasury stock	—	0.2	—	(2.2)	—	(2.0)
Issuances of treasury stock	—	(7.8)	—	7.8	—	0.0
Retirement of stock	(1.0)	—	(306.1)	307.1	—	—
Balances at September 28, 2022	$6.0	$688.0	$(484.7)	$(499.6)	$(6.3)	$(296.6)
Net income	—	—	27.9	—	—	27.9
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	1.2	—	—	—	1.2
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.5)	—	0.5	—	0.0
Balances at December 28, 2022	$6.0	$688.7	$(456.8)	$(499.2)	$(6.2)	$(267.5)
Net income	—	—	50.7	—	—	50.7
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	0.0	—	(0.1)	—	(0.1)
Issuances of treasury stock	—	(0.8)	—	2.9	—	2.1
Balances at March 29, 2023	$6.0	$692.3	$(406.1)	$(496.4)	$(6.1)	$(210.3)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 27, 2024 and June 28, 2023, and for the thirteen and thirty-nine week periods ended March 27, 2024 and March 29, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 27, 2024, we owned, operated or franchised 1,618 restaurants, consisting of 1,176 Company-owned restaurants and 442 franchised restaurants, located in the United States, 27 other countries and two United States territories.
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
Foreign Currency Translation
The foreign currency translation adjustment included in the Consolidated Statements of Comprehensive Income (Unaudited) represents the unrealized impact of translating the financial statements of our Canadian restaurants from Canadian dollars to United States dollars. This amount is not included in Net income and would only be realized upon disposition of our Canadian restaurants. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets (Unaudited).
Effect of New Accounting Standards
We reviewed accounting pronouncements that became effective for our fiscal 2024 and determined that either they were not applicable, or they did not have a material impact on the Consolidated Financial Statements (Unaudited).
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, which would require us to adopt the provisions in our fiscal 2025 10-K. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on our disclosures.
We also reviewed other recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the Consolidated Financial Statements (Unaudited).

Footnote Index
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
The following table reflects the changes in deferred franchise and development fees between June 28, 2023 and March 27, 2024:

Deferred Franchise and Development Fees
Balance as of June 28, 2023	$11.1
Additions	0.4
Amount recognized to Franchise revenues	(1.7)
Balance as of March 27, 2024	$9.8
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 27, 2024:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2024	$0.2
2025	0.8
2026	0.7
2027	0.7
2028	0.6
Thereafter	6.8
$9.8

Footnote Index
Deferred Gift Card Revenues
Deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 28, 2023 and March 27, 2024:

Gift Card Liability
Balance as of June 28, 2023	$73.0
Gift card sales	95.0
Gift card redemptions recognized to Company sales	(91.1)
Gift card breakage recognized to Company sales	(11.0)
Other	0.1
Balance as of March 27, 2024	$66.0
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
The 5.000% notes and 8.250% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	March 27, 2024		June 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$349.6	$347.9	$349.0	$343.5
8.250% notes	345.0	368.9	344.3	348.3
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the

Footnote Index
thirteen and thirty-nine week periods ended March 27, 2024 and March 29, 2023, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at March 27, 2024 and June 28, 2023, was $16.2 million and $15.3 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 27, 2024	June 28, 2023
Insurance	$27.2	$29.3
Property tax	21.0	24.5
Sales tax	19.7	17.3
Current installments of finance lease obligations	15.5	10.2
Interest	15.5	6.4
Utilities and services	9.8	10.4
Other	22.6	18.2
	$131.3	$116.3
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Operating lease cost	$45.7	$45.3	$136.9	$135.5
Variable lease cost	16.3	16.5	47.4	47.3
Finance lease amortization	3.0	4.9	8.8	15.0
Finance lease interest	1.0	1.0	2.8	3.1
Short-term lease cost	0.1	—	0.2	0.2
Sublease income	(0.3)	(0.8)	(1.1)	(2.3)
Total lease costs, net	$65.8	$66.9	$195.0	$198.8
Supplemental cash flow information related to leases:

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$53.1	$59.1
Finance leases assets obtained in exchange for finance lease liabilities	30.7	0.2
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of March 27, 2024 and June 28, 2023 was $73.5 million and $51.3 million, respectively.

Footnote Index
Pre-Commencement Leases
In the third quarter of fiscal 2024, we executed one finance lease for Chili’s table-top devices with an initial term of 4 years after a rollout period, commencing as devices are installed. The undiscounted fixed payments over the initial term of the lease for the remaining devices not installed as of March 27, 2024 is $22.1 million.
Additionally, we have executed six leases for new Chili’s locations with undiscounted fixed payments over the initial term of $16.1 million. These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years. These leases will commence when the landlords make the property available to us for new restaurant construction.
6. DEBT
Long-term debt consists of the following:

	March 27, 2024	June 28, 2023
Revolving credit facility	$51.3	$161.3
5.000% notes(1)	350.0	350.0
8.250% notes	350.0	350.0
Finance lease obligations	88.1	67.8
Total long-term debt	839.4	929.1
Less: unamortized debt issuance costs and discounts	(5.4)	(6.7)
Total long-term debt, less unamortized debt issuance costs and discounts	834.0	922.4
Less: current installments of long-term debt and finance leases(2)	(15.5)	(10.2)
Total long-term debt, less current portion	$818.5	$912.2
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
Revolving Credit Facility
In the thirty-nine week period ended March 27, 2024, net repayments of $110.0 million were made on our revolving credit facility. As of March 27, 2024, $848.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of March 27, 2024, our interest rate was 7.20% consisting of SOFR of 5.32% plus the applicable margin and spread adjustment of 1.88%.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of March 27, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes.
7. CONTINGENCIES
Lease Commitments
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 27, 2024 and June 28, 2023, we have outstanding lease guarantees or are secondarily liable for an estimated $13.2 million and $16.9 million, respectively. These amounts

Footnote Index
represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2024 through fiscal 2030.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. In the thirty-nine week period ended March 27, 2024 we recorded a $0.8 million charge in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 27, 2024, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 7 months.
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
The parties have completed their briefing on our petition for writ of certiorari in the United States Supreme Court seeking review of the Eleventh Circuit’s decision to uphold the plaintiff’s damages calculation methodology. We await the Court’s decision whether to take up the matter. Concurrently in the trial court, the court declined to stay the matter and ordered the parties to submit supplemental briefs on the issue of predominance as it relates to class certification in light of the Eleventh Circuit’s ruling on the issue. The parties completed their briefing on March 22, 2024, and now await the court’s ruling. We believe we have defenses and intend to continue defending the Litigation. As such, as of March 27, 2024, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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

Footnote Index
8. INCOME TAXES

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Effective income tax rate	8.3%	(5.2)%
The federal statutory tax rate was 21.0% for the thirty-nine week periods ended March 27, 2024 and March 29, 2023.
The change in the effective income tax rate in the thirty-nine week period ended March 27, 2024 to the thirty-nine week period ended March 29, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
9. SHAREHOLDERS’ DEFICIT
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of March 27, 2024, 15.8 million shares remain in treasury.
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
In the thirty-nine week period ended March 27, 2024, we repurchased 0.8 million shares of our common stock for $25.6 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 27, 2024, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Restricted share awards
Restricted share awards granted	0.6	0.7
Weighted average fair value per share	$33.60	$29.69
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

Footnote Index
not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Basic weighted average shares outstanding	44.3	44.1	44.4	44.0
Dilutive stock options	0.1	0.1	0.1	0.0
Dilutive restricted shares	0.8	0.9	0.7	0.8
Total dilutive impact	0.9	1.0	0.8	0.8
Diluted weighted average shares outstanding	45.2	45.1	45.2	44.8

Awards excluded due to anti-dilutive effect	0.1	0.8	0.6	1.4
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Restaurant closure asset write-offs and charges	$4.0	$1.8	$4.8	$6.6
Enterprise system implementation costs	3.3	1.3	7.4	3.3
Litigation & claims, net	2.0	0.4	5.2	1.2
Severance	0.4	1.0	0.5	3.9
Lease contingencies	0.3	2.0	0.8	2.0
Remodel-related asset write-offs	0.1	0.1	0.4	1.1
Other	(0.2)	(0.3)	0.4	1.7
	$9.9	$6.3	$19.5	$19.8
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s restaurants in the current year and both Chili’s and Maggiano’s restaurants in the prior year.
•Enterprise system implementation costs primarily consist of software subscription fees, certain consulting fees, and contract labor associated with the ongoing enterprise system implementation that are not capitalized.
•Litigation & claims, net primarily relates to claims on alcohol service cases and legal contingencies.
•Severance relates to changes in our management team and organizational structure.
•Lease contingencies includes expenses related to certain sublease receivables and lease guarantees for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 7 - Contingencies for additional information about our secondarily liable lease guarantees.
•Remodel-related asset write-offs relates to assets that are removed or discarded in connection with Maggiano’s and Chili’s remodel projects.

Footnote Index
12. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also has Company-owned restaurants in Canada, and franchised locations in the United States, 27 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as the results from our domestic franchise business. Costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources and culinary innovation are included in the results of our operating segments. The Corporate segment includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, and legal and restaurant development.
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily include restaurant rent, repairs and maintenance, advertising, utilities, supplies, delivery fees, payment processing fees, franchise and property taxes, supervision expenses, to-go supplies, and workers’ compensation and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 27, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$988.4	$120.5	$—	$1,108.9
Franchise revenues	11.2	0.2	—	11.4
Total revenues	999.6	120.7	—	1,120.3

Food and beverage costs	249.3	28.5	—	277.8
Restaurant labor	331.3	39.3	—	370.6
Restaurant expenses	268.7	34.6	0.1	303.4
Depreciation and amortization	36.6	3.4	2.6	42.6
General and administrative	10.8	2.4	32.9	46.1
Other (gains) and charges	5.7	0.2	4.0	9.9
Total operating costs and expenses	902.4	108.4	39.6	1,050.4
Operating income (loss)	97.2	12.3	(39.6)	69.9
Interest expenses	0.8	0.1	15.3	16.2
Other income, net	—	—	(0.2)	(0.2)
Income (loss) before income taxes	$96.4	$12.2	$(54.7)	$53.9

Footnote Index

	Thirteen Week Period Ended March 29, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$953.2	$119.7	$—	$1,072.9
Franchise revenues	10.2	0.1	—	10.3
Total revenues	963.4	119.8	—	1,083.2

Food and beverage costs	257.9	29.6	—	287.5
Restaurant labor	322.0	39.2	—	361.2
Restaurant expenses	247.5	33.1	0.3	280.9
Depreciation and amortization	36.7	3.3	2.5	42.5
General and administrative	8.8	2.0	29.8	40.6
Other (gains) and charges	2.2	0.4	3.7	6.3
Total operating costs and expenses	875.1	107.6	36.3	1,019.0
Operating income (loss)	88.3	12.2	(36.3)	64.2
Interest expenses	1.0	—	13.2	14.2
Other income, net	—	—	(0.6)	(0.6)
Income (loss) before income taxes	$87.3	$12.2	$(48.9)	$50.6

	Thirty-Nine Week Period Ended March 27, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$2,803.1	$371.5	$—	$3,174.6
Franchise revenues	31.8	0.5	—	32.3
Total revenues	2,834.9	372.0	—	3,206.9

Food and beverage costs	721.6	88.1	—	809.7
Restaurant labor	955.3	119.5	—	1,074.8
Restaurant expenses	785.5	103.0	0.4	888.9
Depreciation and amortization	108.3	9.8	7.7	125.8
General and administrative	31.0	6.9	93.8	131.7
Other (gains) and charges	10.3	0.6	8.6	19.5
Total operating costs and expenses	2,612.0	327.9	110.5	3,050.4
Operating income (loss)	222.9	44.1	(110.5)	156.5
Interest expenses	2.5	0.2	47.2	49.9
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$220.5	$43.9	$(157.5)	$106.9

Segment assets	$2,111.4	$252.7	$131.6	$2,495.7
Payments for property and equipment	121.3	12.3	7.3	140.9

Footnote Index

	Thirty-Nine Week Period Ended March 29, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$2,663.1	$365.3	$—	$3,028.4
Franchise revenues	28.9	0.4	—	29.3
Total revenues	2,692.0	365.7	—	3,057.7

Food and beverage costs	772.5	93.9	—	866.4
Restaurant labor	908.7	117.7	—	1,026.4
Restaurant expenses	718.5	99.0	0.6	818.1
Depreciation and amortization	108.7	9.8	7.7	126.2
General and administrative	26.8	6.0	82.9	115.7
Other (gains) and charges	10.9	1.2	7.7	19.8
Total operating costs and expenses	2,546.1	327.6	98.9	2,972.6
Operating income (loss)	145.9	38.1	(98.9)	85.1
Interest expenses	2.9	0.2	37.3	40.4
Other income, net	—	—	(1.3)	(1.3)
Income (loss) before income taxes	$143.0	$37.9	$(134.9)	$46.0

Payments for property and equipment	$119.4	$10.7	$6.5	$136.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 27, 2024 and March 29, 2023, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 27, 2024, we owned, operated or franchised 1,618 restaurants, consisting of 1,176 Company-owned restaurants and 442 franchised restaurants, located in the United States, 27 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
External Impacts to Our Operating Environment
Our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs during fiscal 2023 and to a lesser extent during fiscal 2024.
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
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me” platform, a flexible value bundle, provides our guests an unbeatable everyday value. Additionally, we have continued our Margarita of the Month promotion that features a premium-liquor margarita every month at an every-day value price. Most of our value propositions are available for guests to enjoy in our dining rooms or off-premise.
In dining rooms, we use tabletop devices to engage our guests at the table. These devices provide functionality for guests to pay at the table, order or re-order, engage in digital entertainment, to provide guest feedback and interact with our My Chili’s Rewards program. Our My Chili’s Rewards loyalty program offers free chips and salsa or a non-alcoholic beverage to members based on their visit frequency. We customize offerings for these guests based on their purchase behavior. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests. Third-party delivery orders for our restaurants are sent directly into our point of sale system, creating efficiencies and a system that allows us to better serve our guests. The operating results for our virtual brand, It’s Just Wings®, are included in the results of our Chili’s brand.

Maggiano’s - At Maggiano’s, we are focused on making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. We have focused on increasing our carry-out and delivery business in recent years by creating partnerships with delivery service providers that have made our restaurants more accessible to guests and helped create an additional significant revenue channel. Our restaurants also have banquet rooms to host large party events and we have begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - Our franchisees continue to grow our brands around the world, with 16 new restaurant openings and two new development agreements during the thirty-nine week period ended March 27, 2024. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 27, 2024 and March 29, 2023, respectively, total full year projected openings in fiscal 2024 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023	Fiscal 2024	March 27, 2024	March 29, 2023
Company-owned restaurants
Chili’s domestic	2	3	7	7	9	1,122	1,129
Chili’s international	—	—	—	—	—	4	5
Maggiano’s domestic	—	—	—	—	—	50	50
Total Company-owned	2	3	7	7	9	1,176	1,184
Franchise restaurants
Chili’s domestic	—	1	—	2	0-1	99	102
Chili’s international	2	6	16	14	19-24	341	366
Maggiano’s domestic	—	—	—	—	—	2	2
Total franchise	2	7	16	16	19-25	442	470
Total restaurants
Chili’s domestic	2	4	7	9	9-10	1,221	1,231
Chili’s international	2	6	16	14	19-24	345	371
Maggiano’s domestic	—	—	—	—	—	52	52
Total	4	10	23	23	28-34	1,618	1,654
At March 27, 2024, we own property for 50 of the 1,176 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $42.4 million and buildings of $12.8 million.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 27, 2024 compared to March 29, 2023
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, gift card breakage, Maggiano’s banquet service charge income, delivery, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 29, 2023	$963.4	$119.8	$1,083.2
Change from:
Comparable restaurant sales	33.4	1.9	35.3
Restaurant openings	11.3	—	11.3
Gift card discounts	0.4	—	0.4
Maggiano's banquet income	—	0.2	0.2
Merchandise Income	—	(0.1)	(0.1)
Delivery service fee income	(0.1)	0.1	—
Gift card breakage	0.1	—	0.1
Digital entertainment revenues	(0.4)	—	(0.4)
Restaurant closures	(9.5)	(1.3)	(10.8)
Company sales	35.2	0.8	36.0
Franchise revenues(1)	1.0	0.1	1.1
Thirteen Week Period Ended March 27, 2024	$999.6	$120.7	$1,120.3

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 29, 2023	$2,692.0	$365.7	$3,057.7
Change from:
Comparable restaurant sales	127.6	13.5	141.1
Restaurant openings	36.7	—	36.7
Restaurant acquisitions	0.6	—	0.6
Maggiano's banquet income	—	0.3	0.3
Gift card discounts	0.4	0.1	0.5
Gift card breakage	0.3	(0.1)	0.2
Merchandise income	—	(0.1)	(0.1)
Digital entertainment revenues	(0.6)	—	(0.6)
Delivery service fee income	(0.5)	0.3	(0.2)
Restaurant closures	(24.5)	(7.8)	(32.3)
Company sales	140.0	6.2	146.2
Franchise revenues(1)	2.9	0.1	3.0
Thirty-Nine Week Period Ended March 27, 2024	$2,834.9	$372.0	$3,206.9
(1)Franchise revenues increased in the thirteen and thirty-nine week periods ended March 27, 2024 compared to March 29, 2023 primarily due to higher franchise advertising fees. Our Chili’s and Maggiano’s franchisees generated sales of approximately $216.2 million and $2.9 million and $644.3 million and $8.5 million, respectively, for the thirteen and thirty-nine week periods ended March 27, 2024 compared to $213.6 million and $2.5 million and $639.9 million and $7.5 million, respectively, in for the thirteen and thirty-nine week periods ended March 29, 2023.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 27, 2024 compared to March 29, 2023:

	Percentage Change in the Thirteen Week Period Ended March 27, 2024 versus March 29, 2023
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	3.3%	6.4%	(0.7)%	(2.4)%	(0.5)%
Chili’s	3.5%	6.1%	(0.8)%	(1.8)%	(0.5)%
Maggiano’s	1.7%	8.2%	1.0%	(7.5)%	(1.2)%
Franchise(4)	1.2%
U.S.	4.9%
International	(0.8)%
Chili’s domestic(5)	3.6%
System-wide(6)	3.0%

	Percentage Change in the Thirty-Nine Week Period Ended March 27, 2024 versus March 29, 2023
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	4.7%	7.4%	0.4%	(3.1)%	(0.4)%
Chili’s	4.8%	7.1%	0.5%	(2.8)%	(0.3)%
Maggiano’s	3.9%	9.4%	0.2%	(5.7)%	(2.4)%
Franchise(4)	1.8%
U.S.	5.7%
International	(0.3)%
Chili’s domestic(5)	4.8%
System-wide(6)	4.2%
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

Costs and Expenses
Thirteen Week Period Ended March 27, 2024 compared to March 29, 2023
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$277.8	25.1%	$287.5	26.8%	$9.7	1.7%
Restaurant labor	370.6	33.4%	361.2	33.6%	(9.4)	0.2%
Restaurant expenses	303.4	27.4%	280.9	26.2%	(22.5)	(1.2)%
Depreciation and amortization	42.6		42.5		(0.1)
General and administrative	46.1		40.6		(5.5)
Other (gains) and charges	9.9		6.3		(3.6)
Interest expenses	16.2		14.2		(2.0)
Other income, net	(0.2)		(0.6)		(0.4)
As a percentage of Company sales:
•Food and beverage costs were favorable 1.7% due to 1.6% from increased menu pricing and 0.1% of favorable menu item mix.
•Restaurant labor was favorable 0.2% due to 1.0% of sales leverage, partially offset by 0.4% of higher hourly labor expenses driven by wage rates, 0.3% of higher manager salaries, and 0.1% of higher other labor expenses.
•Restaurant expenses were unfavorable 1.2% due to 1.5% of higher advertising, 0.4% of higher repairs and maintenance, and 0.3% of higher other restaurant expenses, partially offset by 0.5% of sales leverage and 0.5% of lower delivery fees and to-go supplies.
Depreciation and amortization increased $0.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 29, 2023	$42.5
Change from:
Additions for new and existing restaurant assets	6.8
Corporate assets	0.6
Finance leases	(1.8)
Retirements and fully depreciated restaurant assets	(5.5)
Thirteen Week Period Ended March 27, 2024	$42.6

General and administrative expenses increased $5.5 million as follows:

General and Administrative
Thirteen Week Period Ended March 29, 2023	$40.6
Change from:
Performance-based compensation(1)	3.5
Stock-based compensation(2)	2.0
Payroll expenses	0.7
Recruiting	(0.5)
Professional fees	(1.0)
Other	0.8
Thirteen Week Period Ended March 27, 2024	$46.1
(1)Performance-based compensation increased due to higher expected performance compared to target in the current year.
(2)Stock-based compensation increased primarily due to an increase in expense related to the fiscal 2023 performance share grant, which is expected to pay out above target due to better expected performance compared to plan.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 27, 2024	March 29, 2023
Restaurant closure asset write-offs and charges	$4.0	$1.8
Enterprise system implementation costs	3.3	1.3
Litigation & claims, net	2.0	0.4
Severance	0.4	1.0
Lease contingencies	0.3	2.0
Remodel-related asset write-offs	0.1	0.1
Other	(0.2)	(0.3)
	$9.9	$6.3
Interest expenses increased $2.0 million due to higher interest rates on the 8.250% notes, offset by lower average revolver balance during the current year.

Thirty-Nine Week Period Ended March 27, 2024 compared to March 29, 2023
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$809.7	25.5%	$866.4	28.6%	$56.7	3.1%
Restaurant labor	1,074.8	33.9%	1,026.4	33.9%	(48.4)	—%
Restaurant expenses	888.9	28.0%	818.1	27.0%	(70.8)	(1.0)%
Depreciation and amortization	125.8		126.2		0.4
General and administrative	131.7		115.7		(16.0)
Other (gains) and charges	19.5		19.8		0.3
Interest expenses	49.9		40.4		(9.5)
Other income, net	(0.3)		(1.3)		(1.0)
As a percentage of Company sales:
•Food and beverage costs were favorable 3.1% due to 2.0% from increased menu pricing, 0.6% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverage costs, and 0.5% of favorable menu item mix.
•Restaurant labor was flat due to 1.4% of sales leverage, offset by 1.0% of higher hourly labor expenses driven by both wage rates and staffing levels, and 0.4% of higher manager salaries.
•Restaurant expenses were unfavorable 1.0% due to 1.9% of higher advertising, 0.4% of higher repairs and maintenance expenses, and 0.5% of higher other restaurant expenses, partially offset by 0.9% of sales leverage and 0.9% of lower delivery fees and to-go supplies.
Depreciation and amortization increased $0.4 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 29, 2023	$126.2
Change from:
Additions for existing and new restaurant assets	19.6
Corporate assets	2.0
Finance leases	(6.0)
Retirements and fully depreciated restaurant assets	(15.9)
Other	(0.1)
Thirty-Nine Week Period Ended March 27, 2024	$125.8

General and administrative expenses increased $16.0 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 29, 2023	$115.7
Change from:
Performance-based compensation(1)	6.8
Stock-based compensation(2)	6.3
Corporate technology initiatives	1.5
Payroll expenses	0.9
Professional fees	(1.1)
Recruiting	(1.2)
Other	2.8
Thirty-Nine Week Period Ended March 27, 2024	$131.7
(1)Performance-based compensation increased due to higher expected performance compared to target in the current year.
(2)Stock-based compensation increased primarily due to an increase in expense in third quarter of fiscal 2024 related to the fiscal 2023 performance share grant, which is expected to pay above target due to better expected performance compared to plan and the impact of reversing expense in the prior year related to the fiscal 2022 performance share grant, when we determined the performance target was unlikely to be achieved.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Enterprise system implementation costs	$7.4	$3.3
Litigation & claims, net	5.2	1.2
Restaurant closure asset write-offs and charges	4.8	6.6
Lease contingencies	0.8	2.0
Severance	0.5	3.9
Remodel-related asset write-offs	0.4	1.1
Other	0.4	1.7
	$19.5	$19.8
Interest expenses increased $9.5 million due to higher interest rates on the 8.250% notes, slightly offset by lower average revolver balance during the current year.

Income Taxes

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Effective income tax rate	9.6%	(0.2)%	8.3%	(5.2)%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 27, 2024 and March 29, 2023.
The change in the effective income tax rate in the thirteen and thirty-nine week periods ended March 27, 2024 to the thirteen and thirty-nine week periods ended March 29, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
Segment Results
Chili’s Segment
Thirteen Week Period Ended March 27, 2024 compared to March 29, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 27, 2024	March 29, 2023
Company sales	$988.4	$953.2	$35.2	3.7%
Franchise revenues	11.2	10.2	1.0	9.8%
Total revenues	$999.6	$963.4	$36.2	3.8%
Chili’s Total revenues increased by 3.8% primarily due to favorable comparable restaurant sales driven by menu price increases, partially offset by lower traffic and unfavorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$249.3	25.2%	$257.9	27.0%	$8.6	1.8%
Restaurant labor	331.3	33.5%	322.0	33.8%	(9.3)	0.3%
Restaurant expenses	268.7	27.2%	247.5	26.0%	(21.2)	(1.2)%
Depreciation and amortization	36.6		36.7		0.1
General and administrative	10.8		8.8		(2.0)
Other (gains) and charges	5.7		2.2		(3.5)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 1.8% due to 1.7% from increased menu pricing and 0.1% of favorable commodity costs.
•Chili’s Restaurant labor was favorable 0.3% due to 1.0% of sales leverage, partially offset by 0.4% of higher hourly labor driven by wage rates, and 0.3% of increased manager salary.
•Chili’s Restaurant expenses were unfavorable 1.2% due to 1.8% of higher advertising, 0.3% of higher repairs and maintenance, and 0.3% of higher other restaurant expenses, partially offset by 0.7% of sales leverage and 0.5% lower delivery fees and to-go supplies.

Chili’s Depreciation and amortization decreased $0.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 29, 2023	$36.7
Change from:
Additions for new and existing restaurant assets	6.0
Finance leases	(1.8)
Retirements and fully depreciated restaurant assets	(4.1)
Other	(0.2)
Thirteen Week Period Ended March 27, 2024	$36.6
Chili’s General and administrative increased $2.0 million as follows:

General and Administrative
Thirteen Week Period Ended March 29, 2023	$8.8
Change from:
Performance-based compensation	0.9
Defined contribution plan employer expenses and other benefits	0.3
Stock-based compensation	0.4
Other	0.4
Thirteen Week Period Ended March 27, 2024	$10.8
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 27, 2024	March 29, 2023
Restaurant closure asset write-offs and charges	$4.0	$1.5
Litigation & claims, net	1.9	0.3
Other	(0.2)	0.4
	$5.7	$2.2
Thirty-Nine Week Period Ended March 27, 2024 compared to March 29, 2023

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 27, 2024	March 29, 2023
Company sales	$2,803.1	$2,663.1	$140.0	5.3%
Franchise revenues	31.8	28.9	2.9	10.0%
Total revenues	$2,834.9	$2,692.0	$142.9	5.3%
Chili’s Total revenues increased 5.3% primarily due to favorable comparable restaurant sales driven by menu price increases partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$721.6	25.7%	$772.5	29.0%	$50.9	3.3%
Restaurant labor	955.3	34.1%	908.7	34.1%	(46.6)	—%
Restaurant expenses	785.5	28.0%	718.5	27.0%	(67.0)	(1.0)%
Depreciation and amortization	108.3		108.7		0.4
General and administrative	31.0		26.8		(4.2)
Other (gains) and charges	10.3		10.9		0.6
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 3.3% due to 2.1% from increased menu pricing, 0.6% of favorable menu item mix, and 0.6% of favorable commodity costs driven primarily by lower poultry costs, partially offset by higher beverage costs.
•Chili’s Restaurant labor was flat due to 1.5% of sales leverage, offset by 1.0% of higher hourly labor expenses driven by both wage rates and staffing levels and 0.5% of increased manager salaries.
•Chili’s Restaurant expenses were unfavorable 1.0% due to 2.1% of higher advertising, 0.4% of higher repairs and maintenance expenses, and 0.5% of higher other restaurant expenses, partially offset by 1.0% of sales leverage and 1.0% of lower delivery fees and to-go supplies.
Chili’s Depreciation and amortization decreased $0.4 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 29, 2023	$108.7
Change from:
Additions for existing and new restaurant assets	17.4
Finance leases	(6.0)
Retirements and fully depreciated restaurant assets	(11.7)
Other	(0.1)
Thirty-Nine Week Period Ended March 27, 2024	$108.3

Chili’s General and administrative increased $4.2 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 29, 2023	$26.8
Change from:
Performance-based compensation	1.9
Defined contribution plan employer expenses and other benefits	1.3
Stock-based compensation	0.9
Recruiting	(0.8)
Other	0.9
Thirty-Nine Week Period Ended March 27, 2024	$31.0

Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 27, 2024	March 29, 2023
Litigation & claims, net	$4.9	$0.7
Restaurant closure asset write-offs and charges	4.8	5.7
Severance	0.1	1.9
Remodel-related asset write-offs	—	1.1
Loss (gain) on disposition of restaurants	(0.4)	—
Loss from natural disasters, net of (insurance recoveries)	(0.4)	0.8
Other	1.3	0.7
	$10.3	$10.9
Maggiano’s Segment
Thirteen Week Period Ended March 27, 2024 compared to March 29, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 27, 2024	March 29, 2023
Company sales	$120.5	$119.7	$0.8	0.7%
Franchise revenues	0.2	0.1	0.1	100.0%
Total revenues	$120.7	$119.8	$0.9	0.8%
Maggiano’s Total revenues increased 0.8% primarily due to favorable comparable restaurant sales driven by increased menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$28.5	23.7%	$29.6	24.7%	$1.1	1.0%
Restaurant labor	39.3	32.6%	39.2	32.7%	(0.1)	0.1%
Restaurant expenses	34.6	28.7%	33.1	27.7%	(1.5)	(1.0)%
Depreciation and amortization	3.4		3.3		(0.1)
General and administrative	2.4		2.0		(0.4)
Other (gains) and charges	0.2		0.4		0.2
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 1.0% due to 1.5% from increased menu pricing, partially offset by 0.3% of unfavorable commodity costs and 0.2% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 0.1% due to sales leverage.
•Maggiano’s Restaurant expenses were unfavorable 1.0% due to 0.7% of higher repairs and maintenance and 0.4% of higher worker’s compensation and general liability insurance, partially offset by 0.1% of sales leverage.

Thirty-Nine Week Period Ended March 27, 2024 compared to March 29, 2023

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 27, 2024	March 29, 2023
Company sales	$371.5	$365.3	$6.2	1.7%
Franchise revenues	0.5	0.4	0.1	25.0%
Total revenues	$372.0	$365.7	$6.3	1.7%
Maggiano’s Total revenues increased 1.7% primarily due to favorable comparable restaurant sales driven by increased menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 27, 2024		March 29, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$88.1	23.7%	$93.9	25.7%	$5.8	2.0%
Restaurant labor	119.5	32.2%	117.7	32.2%	(1.8)	—%
Restaurant expenses	103.0	27.7%	99.0	27.1%	(4.0)	(0.6)%
Depreciation and amortization	9.8		9.8		—
General and administrative	6.9		6.0		(0.9)
Other (gains) and charges	0.6		1.2		0.6
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 2.0% due to 1.7% from increased menu pricing and 0.4% of favorable commodity costs driven primarily by lower poultry costs, and 0.1% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was flat due to 0.5% of sales leverage offset by 0.2% of higher hourly labor costs, 0.2% of increased manager salaries and 0.1% of higher other labor costs.
•Maggiano’s Restaurant expenses were unfavorable 0.6% due to 0.6% of higher repairs and maintenance, 0.2% of higher worker’s compensation and general liability insurance, 0.2% of higher supervision, 0.2% of higher rent, and 0.2% of higher supplies, partially offset by 0.4% of sales leverage and 0.4% of lower delivery fees and to-go supplies.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 27, 2024	March 29, 2023
Net cash provided by operating activities	$280.4	$200.8	$79.6
Net cash provided by operating activities increased due to an increase in operating income and the timing of other operational receipts and payments, partially offset by an increase in the payment of income taxes in the current year.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 27, 2024	March 29, 2023
Net cash used in investing activities	$(138.0)	$(133.3)	$(4.7)
Net cash used in investing activities increased compared to the prior year. Increased spend on Chili’s capital maintenance, equipment and Maggiano’s remodels were partially offset by decreased spend on Chili’s remodels and new restaurant construction.
Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 27, 2024	March 29, 2023
Net cash used in financing activities	$(142.0)	$(67.2)	$(74.8)
Net cash used in financing activities increased primarily due to $110.0 million of net repayment activity in fiscal 2024 compared to $50.0 million of net payment activity in fiscal 2023 on the revolving credit facility and an increase in share repurchases in fiscal 2024 of $23.4 million.
Debt
Net repayments of $110.0 million were made during the thirty-nine week period ended March 27, 2024 on the revolving credit facility. As of March 27, 2024, $848.7 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest of SOFR plus an applicable margin of 1.50% to 2.25% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of March 27, 2024, our interest rate was 7.20% consisting of SOFR of 5.32% plus the applicable margin and spread adjustment of 1.88%.
As of March 27, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2024.
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
In the thirty-nine week period ended March 27, 2024, we repurchased 0.8 million shares of our common stock for $25.6 million, including 0.7 million shares purchased for $21.0 million as part of our share repurchase program and 0.1 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 27, 2024, approximately $183.0 million of share repurchase authorization remains under the current share repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of March 27, 2024, $51.3 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of March 27, 2024 would result in an additional $0.5 million of annual interest expense.

Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as inclement weather or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, if there is a time lag between increasing commodity prices and our ability to increase menu prices or if we believe a commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended March 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended March 27, 2024, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 28, 2023 through January 31, 2024	—	$—	—	$183.0
February 1, 2024 through February 28, 2024	0.000	44.63	—	183.0
February 29, 2024 through March 27, 2024	0.010	46.21	—	183.0
Total	0.010	$46.16	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 27, 2024, 10,745 shares were tendered by team members at an average price of $46.16.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Bylaws of Registrant(2)
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)	Certification by Joseph G. Taylor, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 27, 2024 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: April 30, 2024	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: April 30, 2024	By:	/S/ JOSEPH G. TAYLOR
Joseph G. Taylor,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)