Form 10-K
period 2024-06-26
BRINKER INTERNATIONAL, INC
filed 2024-08-21
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,964,495,399
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2024
Common Stock, $0.10 par value	44,958,136 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating for our 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BRINKER INTERNATIONAL, INC.
Annual Report on Form 10-K

INTRODUCTION
Forward-Looking Statements
Information and statements contained in this Form 10-K, in our other filings with the Securities and Exchange Commission (“SEC”) or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “plans,” “intends,” “projects,” “continues” and other similar expressions that convey uncertainty about future events or outcomes.
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
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. The Company was organized under the laws of the State of Delaware in 1983 to succeed to the business operated by Chili’s, Inc., a Texas corporation, which was organized in 1977. We completed the acquisition of Maggiano’s in 1995.

References to “fiscal” or “fiscal year” are to the fiscal year ended of the applicable year. For example, fiscal 2024 refers to the fiscal year ended June 26, 2024.
Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 49 years and enjoys a global presence with restaurants in the United States, 27 other countries and two United States territories. Whether domestic, international, or franchised, Chili’s is dedicated to delivering delicious food & drink with value-centric offerings such as “3 for Me®” starting at only $10.99, as well as dining experiences in a vibrant atmosphere intended to make everyone feel special.
Our menu features bold, Southwest inspired American favorites and Chili’s has built a reputation for big mouth burgers, full-on sizzling fajitas, crispy Chicken Crispers® and hand-shaken margaritas. We believe our focus on these four core equities, simplifying our menu, being intentional about our fun laid-back Chilihead culture, and maintaining our strong Chilihead hospitality allow Chili’s to differentiate its high-quality food and service from other casual dining restaurants.
In fiscal 2024, entrée selections at our Company-owned restaurants ranged in average menu price from $10.19 to $24.06. Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2024 was $3.6 million, and the average revenue per meal, including alcoholic beverages, was approximately $20.28 per guest. Food and non-alcoholic beverage sales accounted for 89.7% of Chili’s Company sales in fiscal 2024 with alcoholic beverage sales accounting for the remainder.
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
In fiscal 2024, entrée selections ranged in menu price from $13.50 to $48.99. Our average annual sales per Maggiano’s restaurant in fiscal 2024 was $9.8 million and the average revenue per meal, including alcoholic beverages, was approximately $35.65 per guest. Sales from events at our banquet facilities made up 14.9% and 14.5% of Maggiano’s Company sales in fiscal 2024 and 2023, respectively. Food and non-alcoholic beverage sales accounted for 87.8% of Maggiano’s Company sales for fiscal 2024 with alcoholic beverage sales accounting for the remainder.
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
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me” platform allows guests to enjoy a non-alcoholic drink, an appetizer and certain entrées starting at just $10.99. We believe our value offerings will continue to be an important traffic driver in the current economic circumstances and we will continue to highlight this value in our marketing efforts. We have increased menu pricing in other areas in light of the inflationary challenges and we have also improved menu offerings and merchandising to incentivize our guests to purchase higher priced items.
In addition, Chili’s has focused on a seamless digital experience as our guests’ preferences and expectations around dining convenience have evolved in recent years. Investments in our technology and off-premise options have enabled us to provide a faster, more convenient dine-in experience and to offer more To-Go and delivery options for our guests. Our To-Go menu is available through the Chili’s mobile app, chilis.com, our delivery partners DoorDash, Uber Eats and Grubhub, Google Food Ordering or by calling the restaurant directly. Our It’s Just Wings® offering is available through the website, itsjustwings.com. The operating results for this virtual brand are included in the results of our Chili’s brand, based on the restaurants that prepared and processed the food orders.
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
Maggiano’s Little Italy
At Maggiano’s, we are focused making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. While our dining rooms support the majority of our business, we also offer carry-out and delivery options through partnerships with delivery service providers that have made our restaurants more accessible to guests. Our restaurants also have banquet rooms to host large party events and we have begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.
Company Development
During fiscal 2024, we continued to develop our restaurant brands domestically through the opening of new Company-owned restaurants in strategically desirable markets. We concentrate on the development within certain identified markets that we believe are most likely to improve our competitive position and achieve the desired level of market share potential, profitability and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also on smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports) that can adequately support our restaurant brands.
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
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, our capacity to supervise construction and recruit and train team members. The following table illustrates the Company-owned restaurants opened during fiscal 2024 and the projected openings for fiscal 2025. The fiscal 2025 projected openings remain subject to change:

	Fiscal 2024	Fiscal 2025
	Fiscal Year Openings	Projected Openings
Chili’s domestic	9	7
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
During fiscal 2024, we permanently closed 23 Company-owned Chili’s, including one international Chili’s sold to a franchisee, that were performing below our standards or we were unable to negotiate additional lease terms for such location. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
We pursue expansion through the development of our franchisees. The following table illustrates the franchise-operated restaurants opened during fiscal 2024 and the projected openings for fiscal 2025. The fiscal 2025 projected openings remain subject to change.

	Fiscal 2024	Fiscal 2025
	Fiscal Year Openings	Projected Openings
Franchise-operated restaurants
Chili’s domestic	—	2-4
Chili’s international	20	19-24
Maggiano’s domestic	—	1
Total openings	20	22-29

The following table illustrates the percentages of domestic, international and overall franchise-operated restaurants in relation to the total Company-owned and franchise operated restaurants as of June 26, 2024, by restaurant brand:

	Percentage of Franchise-Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Chili’s	8%	99%	28%
Maggiano’s	4%	—%	4%
(1)Domestic franchise-operated restaurants as a percentage of total domestic restaurants.
(2)International franchise-operated restaurants as a percentage of total international restaurants.
(3)Franchise-operated restaurants (domestic and international) as a percentage of total system-wide restaurants.
International Franchises
Our international growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 26, 2024, we have 17 active development arrangements. During fiscal 2024, we opened 20 new locations, and entered into three new development arrangements, both with existing and new franchise partners. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide for development fees and initial franchise fee revenues in addition to subsequent royalty fee revenues based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
As of June 26, 2024, no active domestic development arrangements existed. Similar to our international agreements, a typical domestic franchise agreement provides for initial franchise fees revenues in addition to subsequent royalty and advertising fee revenues based on the gross sales of each restaurant. We remain committed to supporting the growth of our franchisees in existing territories.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, finance, marketing, human resources and culinary. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, accounting, information technology, supply chain, guest relations, legal, and restaurant development.
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
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are the Generation X and Millennial families who desire quality food, good value and a service experience that allows them to connect with family and friends. These young families represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. In order to reach that market we updated our strategy in fiscal 2023 to include significant investments in television, streaming, digital video and social media. In fiscal 2024, we have continued various advertising campaigns in several platforms that highlights our different value offerings.
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
Human Capital Management
Our employee base as of June 26, 2024, consisted of 68,852 team members, including 562 restaurant support center team members, 5,010 restaurant management team members, with the remainder being hourly team members. Of our hourly team members, approximately 28% are full-time and 72% are part-time employees. As of June 26, 2024, approximately 52% of our employees are women and approximately 58% of our employees (who self-identified as a race or ethnicity) are racially or ethnically diverse. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 19 years of experience in the restaurant industry.
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
We strive to help our team members turn their restaurant jobs into lasting careers. We provide separate development programs for each of our new managers, managers preparing to become general managers and general managers preparing to become directors of operations. During fiscal 2024, approximately 95% of our new general managers were promoted from our existing team members.
Our no-cost education program, Best You EDU™, provides foundational learning, ESL, citizenship preparation courses, GED, associate degree programs and other educational benefits, such as Spanish and standard tuition reimbursement. During fiscal 2024 this program was available to all team members on their first day of employment.
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
We believe that every team member should feel valued and respected and know that their work is meaningful and makes a difference in our brands and our communities. We ask the team members to take a survey either as a new hire or after termination. These surveys allow us to gather more in the moment and real time feedback through a new hire survey or exit survey. The goal is that these Team Members provide meaningful feedback on how they felt about their overall experience, management, training, and the culture.
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
•Culture of Inclusion Activation Series – Events to help educate team members about inclusion and different cultures.
•TM Highlights – Opportunities for team members to share their personal stories, experiences, and what inclusion and allyship means to them.
•Serving it Forward – Allowing us to go out and support, learn and impact communities to help create a better more-inclusive tomorrow partnering with non-profits that align with our giveback pillars of education, kids and hunger.
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
We are currently investing in new enterprise resource planning (“ERP”) and human capital management to provide our restaurant management and restaurant support teams with the tools necessary to enhance our ability to record and track data, make more effective real-time decisions, and drive process efficiencies. We plan to implement these new systems over the next year.
Trademarks
We have registered, among other marks, “Brinker International”, “Chili’s”, “Maggiano’s” and “It’s Just Wings” as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain a website with the address of http://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished to the SEC.
In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Audit Committee Charter, Talent and Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Inc. Code of Conduct - Making People Feel Special, Brinker Reporting and Whistleblower Policy, Foreign Corrupt Practices Act and Anti-Corruption Policy, Policy Governing the Improper Use of Material Nonpublic Information and Trading in Brinker’s

Securities, Code of Conduct for the Board of Directors, Supplier Code of Conduct, Policy Regarding Shareholder Meetings, and Human Rights Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.
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
•Evolve our marketing and branding strategies in order to appeal to guests and drive traffic and sales;
•Innovate and implement technology initiatives that provide an engaging digital guest experience;
•Identify adequate sources of capital to fund and finance strategic initiatives, including re-imaging existing restaurants, new restaurant development and new restaurant equipment;
•Grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants, or making strategic acquisitions; and
•Improve the speed and quality of our service by simplifying operations.
Changes in consumer preferences may decrease demand for food at our restaurants.
Changing health or dietary preferences and current and new medical treatments may cause consumers to avoid our products in favor of alternative foods and/or to consume less of our products. The food service industry as a whole depends on consumer preferences at the local, regional, national and international levels. New information or changes in dietary, nutritional or health insurance guidelines, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our Company-owned restaurants and the payments we receive from franchisees.
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
We currently rely on third-party delivery providers for our off-premise delivery (other than Maggiano’s catering). We rely on such third-party providers for ordering and payment platforms that receive guest orders and that send orders directly to our point-of-sale system. These platforms, as well as our own brand websites, could be damaged or interrupted by technological failures, cyber-attacks or other factors, which may adversely impact our sales through these channels.
Delivery providers generally fulfill delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. If the third-party aggregators that we utilize for delivery cease or curtail their operations, fail to maintain sufficient a labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors, our business may be negatively impacted.
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
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 18.8%, 11.8% and 9.2%, respectively, as of June 26, 2024. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Negative publicity, local economic conditions, health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations.
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
Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in international markets; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisee failures to comply with food quality and preparation requirements.
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
Companies across all industries are facing increasing scrutiny relating to their environmental, social, and governance practices. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to ESG may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s ESG practices. Further, concern over climate change and other environmental sustainability matters has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "Anti-ESG" legislation or policies. If we fail to achieve any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards (which are not uniform), including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, decreased demand from consumers, or a decline in the price of our common shares, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.
Macroeconomic and Industry Risks
Competition may adversely affect our operations and financial results.
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years. If these trends continue, our ability to grow customer traffic at our restaurants (including through off-premise) will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of menu items, as well as the quality and efficiency of service, the attractiveness of facilities and the effectiveness of advertising and marketing programs. A key component of our corporate strategy involves our value platform as it relates to our competition; failure to maintain the customer perception of brand value could negatively impact our sales. If we are unable to compete effectively, our gross sales, guest traffic and profitability may decline.
A failure to identify and execute innovative marketing and guest engagement tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs could adversely affect our results of operations.
Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences. We rely on identifying trends and data analytics to create successful advertising programs, including customer relationship management, social media, television and other digital marketing efforts. Increased costs in advertising may limit the amount of coverage we are able to achieve with any given campaign. Our marketing and advertising programs may not be as successful as intended, and thus, may adversely affect our reputation, business, our growth prospects and the strength of our brand. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance or awareness and drive increased sales.
Our business could be adversely affected by our inability to respond to or effectively manage social media.
As part of our marketing strategy, we utilize social media platforms to promote our concepts and attract, engage and retain guests. Our strategy may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including negative comments about us, exposure of personally identifiable information, fraud, dissemination of false information, and copyright and trademark risks. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.
Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post (which may include influencers with large audiences), often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.
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
We have in the past experienced, and are currently experiencing, the impacts of economic conditions, including inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses at regional and national levels, including through suppliers increasing prices due to higher prices for petroleum-based fuels, and as a result, putting pressure on margins. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. We cannot ensure, however, we will be able to continue to recover some of the increases in operating expenses due to economic conditions, including inflation, in this manner.
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

Information and Technology Related Risks
We are exposed to risks related to cybersecurity and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business. In addition, a significant portion of our restaurant sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, use of artificial intelligence, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
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
As privacy and information security laws and regulations change, or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. For example, the Company experienced a cybersecurity incident at some Chili’s locations in fiscal 2018. As with many public companies, our defenses are under attack regularly. There have been, and will be, minor intrusions from time-to-time. As a result of the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss.
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, larger scale outages, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Furthermore, as we continue to incorporate technology increasingly into our guests’ experiences, disruptions or performance issues with guest facing technology or systems could negatively impact the guest experience and counteract the intended benefits of such systems.
Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, loss of productivity, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.
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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual goodwill impairment test in the second quarter of fiscal 2024 and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2024. This assessment is predicated on our ability to continue to operate dining and banquet rooms and generate off-premise sales at our restaurants. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
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
We make certain estimates and projections with respect to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value. For example, in fiscal 2024, we recognized $12.2 million of long-lived asset and lease asset impairment charges as a result of decreased cash flows, and it is possible that we may incur similar charges in greater amounts in the future. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements for more information. The projection of future cash flows used in the analyses requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial position and results of operations could be adversely affected.
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
Employment and labor laws and regulations have increased, and in the future may further increase, the cost of labor for our restaurants.
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
Some states and localities have, and many others are contemplating, increases to their minimum wage and tip credit wage, and such increases can have a significant impact on our labor costs. For example, in September 2023, California passed legislation setting the minimum wage for fast food restaurant employees at $20 per hour effective April 1, 2024 and establishing a council to set future wage increases and to make recommendations to state agencies for other sector-wide workplace standards. In addition, new employment or labor laws may mandate additional benefits for employees or impose additional obligations that may adversely impact the costs of labor, the availability of labor and our business operations. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. There are no assurances that a combination of cost management and price increases can offset costs associated with compliance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company takes a risk-based, proactive approach to its management of cybersecurity threats inherent in our business. Our existing cybersecurity policy includes ongoing monitoring and detection programs, network security precautions, encryption of certain critical data, in depth security assessment of vendors and incident response guidelines. We continue to invest and improve in the protection of systems, sensitive data, technology, and processes using third-party and in-house tools and resources. We remain vigilant in staying ahead of new and emerging risks utilizing our in-house tools, and security teams review and make strategic investments in our systems to keep the Company, our guests and our team members’ data secure. The Company’s Vice President of Information Technology and Security is responsible for developing and implementing these controls and processes.

We subscribe to multiple feeds and associations that discuss and monitor risks of any technology compromise at our business partners where relevant. Relevant restaurant level personnel and employees at the restaurant support center receive periodic training to bring awareness on how they can help prevent and report potential cybersecurity incidents. We also provide credit card handling training following Payment Card Industry guidelines to team members that handle guest payment information. In addition, key stakeholders involved with our cybersecurity risk management programs receive additional training and regularly participate in scenario-based training exercises to support the effective implementation of our programs. We maintain a disaster recovery plan and protect against business interruption by backing up our major systems. We routinely scan our environment for any vulnerabilities and perform penetration testing.
In addition to our internal processes and controls, we engage multiple third parties to assess the effectiveness of our data security practices, including through an annual risk assessment. We conduct annual cybersecurity audits using a reputable third-party security auditor. A third-party conducts regular network security reviews, scans and audits. We require third-party vendors and service providers to complete a security questionnaire or provide a security compliance report performed by a reputable third-party to assess their risk.
We maintain a Risk Register documenting identified risks, including those from cybersecurity threats, their potential impact, and mitigation strategies. Through our internal audit function, we also perform an annual risk analysis using a risk matrix to prioritize risks based on their potential impact and likelihood.
There can be no guarantee that our policies and procedures will be effective. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. See Item 1A - Risk Factors for additional discussion of our cybersecurity risks. We believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incident, including the 2018 malware incident, have not materially affected our results of operations or financial condition, including our business strategy, for the periods covered by this Annual Report on Form 10-K, and we do not believe that such risks are reasonably likely to have such an effect over the long term.
Governance
The Company’s cybersecurity risk management processes are integrated into the Company’s overall risk management processes and managed by a cross-functional team, comprised of IT leadership, Internal Audit and Legal. Our IT leadership team is comprised of our Chief Information Officer and Vice President of Information Technology and Security, each with over two decades of experience in information technology and cybersecurity. Our processes are designed to create a comprehensive, cross-functional approach to identify and mitigate cybersecurity risks as well as to prevent cybersecurity incidents in an effort to support business continuity and achieve operational resiliency. The Audit Committee of the Board of Directors has overall oversight responsibility for data security practices and controls to monitor and mitigate the Company’s technology risk exposure.
IT leadership, along with Internal Audit and our Legal teams, receive reports on present cybersecurity threats from a number of experienced information security specialists or other relevant parties responsible for various parts of the business on an ongoing basis. Management, including the Vice President of Information Technology and Security and Chief Information Officer, reports quarterly, or more frequently if needed, to the Board of Directors, including the Audit Committee, on the effectiveness of our cybersecurity and data protection practices. The Audit Committee reviews the findings of the Company’s annual risk assessment and penetration test. Further, our Board members also engage in ad hoc conversations with management on cybersecurity-related news events, receive training specific to cybersecurity risks and threats and regularly discuss any updates to our cybersecurity risk management and strategy programs.
The Company's incident response team is comprised of leaders from our information security team, risk, legal and audit departments. We have established and regularly test incident response processes and controls that identify and risk-rank incidents through a centralized system to promote timely escalation of cybersecurity incidents that exceed a particular level of risk. Incidents of sufficient magnitude or severity are escalated to the appropriate Company officers.

ITEM 2. PROPERTIES
Restaurant Locations
As of June 26, 2024, our system of Company-owned and franchise-operated restaurants included 1,614 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 26, 2024
	Domestic	International	Total
Chili’s
Company-owned	1,117	4	1,121
Franchise	97	344	441
	1,214	348	1,562
Maggiano’s
Company-owned	50	—	50
Franchise	2	—	2
	52	—	52
System-wide	1,266	348	1,614
The square footage of our Company-owned Chili’s and Maggiano’s restaurants ranges between 3,200 to 8,000 square feet and 8,200 to 23,300 square feet, respectively.
Our Chili’s domestic Company-owned and franchise-operated restaurants are located in 49 states. We and our franchisees also have Chili’s restaurants in two United States territories, Guam and Puerto Rico, and 27 other countries: Bahrain, Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Pakistan, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Sri Lanka, Taiwan, and Tunisia. Our Maggiano’s Company-owned and franchise-operated restaurants are located in 22 states and Washington, D.C.
As of June 26, 2024, 1,121 of the 1,171 Company-owned restaurant locations are leased. These leased restaurant locations can be categorized as follows: 771 ground leases (where we lease land only, but construct the building and leasehold improvements) and 350 retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from one to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
During fiscal 2024, we sold Land related to one closed restaurant, with a book value of $1.2 million and we purchased the Land and Buildings for one restaurant that was previously leased. As of June 26, 2024, the net book value of our owned restaurant locations includes Land of $41.6 million and Buildings of $13.7 million.
Other Properties
We lease an office building in Dallas, Texas containing approximately 216,300 square feet which we use for our corporate headquarters and menu development activities.
ITEM 3. LEGAL PROCEEDINGS
This information is set forth within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8 - Commitments and Contingencies of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 16, 2024, there were 345 holders of record of our common stock.
The Company’s decision to pay dividends in the future is at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board of Directors considers relevant.
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 26, 2019 through June 26, 2024. The graph is based on $100 invested as of June 26, 2019 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Brinker International, Inc.	$100.00	$63.32	$166.44	$60.30	$97.41	$196.09
S&P 500	$100.00	$107.51	$151.36	$135.29	$161.80	$201.54
S&P Restaurants(1)	$100.00	$91.10	$127.82	$116.51	$150.89	$145.24
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., Domino’s Pizza Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands, Inc.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. The Company repurchased 0.7 million shares of our common stock for $21.0 million in fiscal 2024. The Company did not repurchase any shares under the repurchase program in fiscal 2023, and the Company repurchased 2.3 million shares of our common stock for $96.0 million in fiscal 2022.

During the thirteen week period ended June 26, 2024, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
March 28, 2024 through May 1, 2024	0.003	$49.45	—	$183.0
May 2, 2024 through May 29, 2024	—	—	—	183.0
May 30, 2024 through June 26, 2024	—	—	—	$183.0
Total	0.003	$49.45	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2024, 3,316 shares were tendered by team members at an average price of $49.45.
(2)The final amount shown is as of June 26, 2024.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of this report. Our MD&A consists of the following sections:
•Overview - a brief description of our business and a discussion on the external trends impacting our business;
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
The following MD&A includes a discussion comparing our results in fiscal 2024 to fiscal 2023. For a discussion comparing our results from fiscal 2023 to fiscal 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2023, filed with the SEC on August 23, 2023.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2024, Fiscal 2023 and Fiscal 2022 which ended on June 26, 2024, June 28, 2023 and June 29, 2022 respectively, each contained 52 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
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
External Impacts to Our Operating Environment
During the recent years, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. Geopolitical and other macroeconomic events have led, and in the future may lead to, wage inflation, staffing challenges, product cost inflation and/ disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 26, 2024		June 28, 2023
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$4,371.1	99.0%	$4,093.2	99.0%
Franchise revenues	44.0	1.0%	40.0	1.0%
Total revenues	4,415.1	100.0%	4,133.2	100.0%
Operating costs and expenses
Food and beverage costs	1,107.6	25.3%	1,146.3	28.0%
Restaurant labor	1,467.3	33.6%	1,389.3	34.0%
Restaurant expenses	1,212.9	27.8%	1,097.5	26.8%
Depreciation and amortization	170.8	3.9%	168.5	4.1%
General and administrative	183.7	4.2%	154.5	3.7%
Other (gains) and charges	43.2	1.0%	32.7	0.8%
Total operating costs and expenses	4,185.5	94.8%	3,988.8	96.5%
Operating income	229.6	5.2%	144.4	3.5%
Interest expenses	65.0	1.5%	54.9	1.3%
Other income, net	(0.3)	0.0%	(1.3)	0.0%
Income before income taxes	164.9	3.7%	90.8	2.2%
Provision (benefit) for income taxes	9.6	0.2%	(11.8)	(0.3)%
Net income	$155.3	3.5%	$102.6	2.5%
(1)Food and beverage costs, Restaurant labor and Restaurant expenses are calculated based on a percentage of Company sales. All others are calculated as a percentage of Total revenues.

Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 28, 2023	$3,646.1	$487.1	$4,133.2
Change from:
Comparable restaurant sales(1)	264.2	16.4	280.6
Restaurant openings	45.8	—	45.8
Restaurant acquisitions	0.6	—	0.6
Gift card discounts	0.4	0.2	0.6
Maggiano's banquet income	—	0.2	0.2
Delivery service fee income	(0.5)	0.4	(0.1)
Merchandise income	(0.1)	(0.1)	(0.2)
Digital entertainment revenues	(0.4)	—	(0.4)
Gift card breakage(2)	(4.7)	(0.7)	(5.4)
Restaurant closures	(36.0)	(7.8)	(43.8)
Company sales	269.3	8.6	277.9
Franchise revenues(3)	3.9	0.1	4.0
Fiscal year ended June 26, 2024	$3,919.3	$495.8	$4,415.1
(1)Comparable restaurant sales increased due to menu price increases and favorable menu item mix, partially offset by lower traffic.
(2)Gift card breakage decreased primarily due to a change in estimate related to a higher forecasted gift card redemption rates.
(3)Franchise revenues increased primarily due to higher franchise advertising fees. Our Chili’s and Maggiano’s franchisees generated sales of approximately $856.2 million and $11.8 million respectively in fiscal 2024 compared to $876.0 million and $10.6 million respectively in fiscal 2023.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2024 compared to fiscal 2023:

	Comparable Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	7.0%	7.6%	0.6%	(1.2)%	(0.6)%
Chili’s	7.4%	7.4%	0.6%	(0.6)%	(0.6)%
Maggiano’s	3.5%	9.4%	0.6%	(6.5)%	(1.8)%
Franchise(4)	1.2%
U.S.	7.1%
International	(2.0)%
Chili’s domestic(5)	7.4%
System-wide(6)	6.1%
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
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 26, 2024		June 28, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,107.6	25.3%	$1,146.3	28.0%	$38.7	2.7%
Restaurant labor	1,467.3	33.6%	1,389.3	34.0%	(78.0)	0.4%
Restaurant expenses	1,212.9	27.8%	1,097.5	26.8%	(115.4)	(1.0)%
Depreciation and amortization	170.8		168.5		(2.3)
General and administrative	183.7		154.5		(29.2)
Other (gains) and charges	43.2		32.7		(10.5)
Interest expenses	65.0		54.9		(10.1)
Other income, net	(0.3)		(1.3)		(1.0)
As a percentage of Company sales:

•Food and beverage costs were favorable 2.7%, due to 2.1% from increased menu pricing, 0.4% of favorable commodity costs driven by lower poultry and meat costs, and 0.2% of favorable menu item mix.
•Restaurant labor was favorable 0.4%, due to 1.9% of sales leverage and 0.3% of lower other restaurant labor costs, partially offset by 1.1% of higher hourly labor driven by both wage rates and staffing levels, 0.4% of increased manager salaries, and 0.3% of higher manager bonus expense.
•Restaurant expenses were unfavorable 1.0%, due to 1.7% of higher advertising, 0.7% of higher repairs and maintenance, 0.2% of higher workers’ compensation and general liability insurance, and 0.5% of higher other restaurant expenses, partially offset by 1.3% of sales leverage and 0.8% of lower delivery fees and to-go supplies.
Depreciation and amortization increased $2.3 million as follows:

Depreciation and Amortization
Fiscal year ended June 28, 2023	$168.5
Change from:
Additions for existing and new restaurant assets	26.3
Corporate assets	2.7
Finance leases	(5.5)
Retirements and fully depreciated restaurant assets	(21.2)
Fiscal year ended June 26, 2024	$170.8
General and administrative expenses increased $29.2 million as follows:

General and Administrative
Fiscal year ended June 28, 2023	$154.5
Change from:
Performance-based compensation(1)	13.0
Stock-based compensation(2)	11.7
Payroll expenses	2.5
Corporate technology initiatives	1.8
Recruiting	(1.6)
Other	1.8
Fiscal year ended June 26, 2024	$183.7
(1)Performance-based compensation increased in fiscal 2024 due to higher business performance compared to targets in the current fiscal year.
(2)Stock-based compensation increased primarily due to an increase in expense related to the fiscal 2023 performance share grant, as business performance is expected to exceed the plan target. Additionally, incremental expenses were incurred in fiscal 2024 related to the fiscal 2022 performance share grant as business performance above expectations resulted in achievement of the minimum performance target for the grant. The cumulative expense for this grant was reversed in fiscal 2023 based on forecasted business performance being well below the minimum target.

Other (gains) and charges consisted of the following (for further details refer to Note 13 - Other Gains and Charges):

	Fiscal Years Ended
	June 26, 2024	June 28, 2023
Enterprise system implementation costs	$14.0	$4.7
Restaurant level impairment charges	12.3	12.1
Restaurant closure asset write-offs and charges	10.1	8.3
Litigation & claims, net	6.6	2.5
Lease contingencies	0.8	2.0
Severance	0.5	3.7
Remodel-related asset write-offs	0.5	1.1
Gain on sale of assets, net	(2.7)	(3.7)
Other	1.1	2.0
	$43.2	$32.7
Interest expenses increased $10.1 million primarily due to a higher interest rate on the 8.250% notes issued on June 27, 2023, compared to the interest rate on the 3.875% notes which matured and were repaid on May 15, 2023, partially offset by the lower average revolver balance during fiscal 2024.
Income Taxes

	Fiscal Years Ended
	June 26, 2024	June 28, 2023
Effective income tax rate	5.8%	(13.0)%
The change in the effective income tax rate from fiscal 2023 to fiscal 2024 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit, which did not change significantly in fiscal 2024 compared to fiscal 2023. Refer to Note 9 - Income Taxes for more information.
Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 26, 2024	June 28, 2023	Dollars	%
Company sales	$3,876.0	$3,606.7	$269.3	7.5%
Franchise revenues	43.3	39.4	3.9	9.9%
Total revenues	$3,919.3	$3,646.1	$273.2	7.5%
Chili’s Total revenues increased 7.5% primarily due to favorable comparable restaurant sales driven by increased menu pricing and favorable menu item mix, partially offset by lower traffic. Refer to the “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 26, 2024		June 28, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$990.7	25.5%	$1,022.9	28.3%	$32.2	2.8%
Restaurant labor	1,309.0	33.8%	1,232.3	34.2%	(76.7)	0.4%
Restaurant expenses	1,073.2	27.7%	966.2	26.8%	(107.0)	(0.9)%
Depreciation and amortization	147.7		145.3		(2.4)
General and administrative	42.8		35.5		(7.3)
Other (gains) and charges	26.9		22.0		(4.9)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 2.8%, due to 2.2% from increased menu pricing, 0.4% of lower commodity costs driven by poultry and meat, and 0.2% of favorable menu item mix.
•Chili’s Restaurant labor was favorable 0.4%, due to 2.2% of sales leverage and 0.3% of lower other restaurant labor costs, partially offset by 1.3% of higher restaurant hourly labor driven by both wage rates and staffing levels and 0.5% of higher manager salaries and 0.3% of higher manager bonus expenses.
•Chili’s Restaurant expenses were unfavorable 0.9%, due to 2.0% of higher advertising, 0.7% of higher repairs and maintenance, 0.2% of higher workers’ compensation and general liability insurance, and 0.2% of higher other restaurant expense, partially offset by 1.4% of sales leverage and 0.8% of lower delivery fees and to-go supplies.
Chili’s Depreciation and amortization increased $2.4 million as follows:

Depreciation and Amortization
Fiscal year ended June 28, 2023	$145.3
Change from:
Additions for new and existing restaurant assets	23.2
Finance leases	(5.5)
Retirements and fully depreciated restaurant assets	(15.6)
Other	0.3
Fiscal year ended June 26, 2024	$147.7

Chili’s General and administrative increased $7.3 million as follows:

General and Administrative
Fiscal year ended June 28, 2023	$35.5
Change from:
Performance-based compensation(1)	3.6
Stock-based compensation	1.9
Defined contribution plan employer expenses and other benefits	1.7
Payroll expenses	0.8
Recruiting	(1.0)
Other	0.3
Fiscal year ended June 26, 2024	$42.8
(1)Performance-based compensation increased in fiscal 2024 due to higher business performance compared to targets in the current fiscal year.
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 13 - Other Gains and Charges):

	Fiscal Years Ended
	June 26, 2024	June 28, 2023
Restaurant level impairment charges	$11.9	$12.1
Restaurant closure asset write-offs and charges	10.1	7.3
Litigation & claims, net	6.2	2.0
Remodel-related asset write-offs	—	1.1
Severance	0.1	1.9
Gain on sale of assets, net	(2.6)	(3.7)
Other	1.2	1.3
	$26.9	$22.0

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 26, 2024	June 28, 2023	Dollars	%
Company sales	$495.1	$486.5	$8.6	1.8%
Franchise revenues	0.7	0.6	0.1	16.7%
Total revenues	$495.8	$487.1	$8.7	1.8%
Maggiano’s Total revenues increased 1.8% primarily due to favorable comparable restaurant sales driven by increased menu pricing partially offset by lower traffic. Refer to the “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 26, 2024		June 28, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$116.9	23.6%	$123.4	25.3%	$6.5	1.7%
Restaurant labor	158.3	32.0%	157.0	32.3%	(1.3)	0.3%
Restaurant expenses	139.2	28.1%	130.4	26.8%	(8.8)	(1.3)%
Depreciation and amortization	13.1		13.0		(0.1)
General and administrative	10.2		7.8		(2.4)
Other (gains) and charges	0.6		1.4		0.8
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 1.7%, due to 1.7% from increased menu pricing and 0.2% of favorable commodity pricing partially offset by 0.2% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 0.3%, due to 0.4% of sales leverage and 0.1% of lower other restaurant labor costs, partially offset by 0.2% of higher manager bonus.
•Maggiano’s Restaurant expenses were unfavorable 1.3%, due to 0.8% of higher repairs and maintenance, 0.4% of higher supplies, 0.2% of higher workers’ compensation and general liability insurance, 0.2% of higher advertising, and 0.4% of higher other restaurant expenses partially offset by 0.4% of sales leverage and 0.3% of lower delivery fees and to-go supplies.
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
We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record breakage attributable to gift cards sold in fiscal 2024 by 50 basis points would result in an impact to the Consolidated Statements of Comprehensive Income of approximately $0.6 million on the current year.
Valuation of Long-Lived Assets
We review the carrying amount of property, equipment and lease assets on an annual basis or more often if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test is a two-step process. Step one includes comparing the operating cash flows of each restaurant (asset group) over its remaining service life to the carrying value of the asset group. If the cash flows exceed the carrying value, then the asset group is not impaired, and no further evaluation is required. If the carrying value of the asset group exceeds its cash flows, impairment may exist and performing step two is necessary to determine the impairment loss. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value of the asset group. We determine fair value based on discounted projected future operating cash flows of each restaurant over its remaining service life using a risk adjusted discount rate. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.
Effect of New Accounting Standards
The impact of new accounting pronouncements can be found at Note 1 - Nature of Operations and Summary of Significant Accounting Policies in Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are net cash provided by operating activities and borrowings if any, under our $900.0 million revolving credit facility as further discussed below. Our main requirements for liquidity are to support our working capital, capital expenditures for new and existing restaurants, obligations under our operating leases, and interest payments on our debt. Our operations have typically not required significant working capital. Substantially all of our sales are tendered in cash and cash equivalents, which are received before related trade payables for food and beverage products, supplies, labor and services become due.
Changes in our cash flows from operating, investing and financing activities during fiscal 2024 compared to fiscal 2023 are outlined below.
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 26, 2024	June 28, 2023
Net cash provided by operating activities	$421.9	$256.3	$165.6
Net cash provided by operating activities increased due to an increase in operating income and the timing of other operational receipts and payments, partially offset by an increase in the payment of income taxes in the current year.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 26, 2024	June 28, 2023
Net cash used in investing activities	$(192.2)	$(174.2)	$(18.0)
Net cash used in investing activities increased compared to the prior year. Increased spend on Chili’s capital maintenance, new equipment purchases and Maggiano’s remodels were partially offset by decreased spend on Chili’s remodels and construction of new restaurants.

Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 26, 2024	June 28, 2023
Net cash used in financing activities	$(180.2)	$(80.5)	$(99.7)
Net cash used in financing activities increased primarily due to $161.3 million of net repayment activity in fiscal 2024 compared to $110.0 million of net repayment activity in fiscal 2023 on the revolving credit facility. Additionally in fiscal 2023, proceeds from issuance of the $350.0 million 8.250% notes were partially offset by the payoff of the $300.0 million 3.875% notes.
Debt
On June 27, 2023, we issued $350.0 million of 8.250% senior notes due July 15, 2030. The 2030 Notes require semi-annual interest payments in arrears, on each January 15 and July 15.
Our $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of June 26, 2024, there was $900.0 million of borrowing capacity under the revolving credit facility.
On October 1, 2024, our $350.0 million of 5.000% senior notes will mature. As a result of our intent and ability to refinance these notes through our existing revolving credit facility, the notes are classified as long-term debt in the Consolidated Balance Sheets on June 26, 2024.
As of June 26, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes. Refer to Note 7 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. The Company repurchased 0.7 million shares of our common stock for $21.0 million in fiscal 2024. The Company did not repurchase any shares under the repurchase program in fiscal 2023. On June 26, 2024, we had $183.0 million of authorized repurchases remaining under the share repurchase program.
Dividend Program
There were no dividends declared in fiscal 2024 or fiscal 2023. The Company’s decision to pay dividends in the future is at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board of Directors considers relevant.
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
Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases and purchase obligations as of June 26, 2024 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$350.0	$—	$—	$350.0	$700.0
Interest(2)	55.6	85.8	57.8	43.3	242.5
Finance leases(3)	19.8	45.7	31.3	33.4	130.2
Operating leases(3)	180.7	332.4	267.9	917.0	1,698.0
Purchase obligations(4)	33.4	49.7	8.5	—	91.6
(1)Long-term debt consists of principal amounts owed on the 5.000% and 8.250% notes and the revolving credit facility. The $350.0 million 5.000% notes mature on October 1, 2024, and the $350.0 million 8.250% notes mature on July 15, 2030. As of June 26, 2024, there was no outstanding balance on the $900.0 million credit facility.
(2)Interest consists of remaining interest payments on the 5.000% and 8.250% fixed rate notes totaling $196.5 million and remaining interest payments on the variable rate revolver totaling $46.0 million. We have assumed that there will be no outstanding balance on the revolver until October 1, 2024 when the 5.000% notes will be paid using availability under the revolver, increasing the outstanding balance to $350.0 million until the maturity date of August 18, 2026 using our variable interest rate of 6.94% as of June 26, 2024.
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
Off -Balance Sheet Arrangements
We have entered into certain pre-commencement leases as disclosed in Note 6 - Leases and have obligations for guarantees on certain lease agreements and letters of credit as disclosed in Note 8 - Commitments and Contingencies included within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash-flow ratio. As of June 26, 2024, there were no outstanding borrowings under the revolving credit facility which is our only debt instrument with a variable interest rate.
Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease, inclement weather or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. The aggregate impact of these and other factors contributed to cost inflation in recent years. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BRINKER INTERNATIONAL, INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 26, 2024 and June 28, 2023, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended June 26, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 26, 2024 and June 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 26, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of gift card breakage revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 26, 2024 was $11.1 million.

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
August 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 26, 2024 and June 28, 2023, the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended June 26, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated August 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 21, 2024

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
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 26, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 26, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Revenues
Company sales	$4,371.1	$4,093.2	$3,764.5
Franchise revenues	44.0	40.0	39.6
Total revenues	4,415.1	4,133.2	3,804.1
Operating costs and expenses
Food and beverage costs	1,107.6	1,146.3	1,048.5
Restaurant labor	1,467.3	1,389.3	1,288.1
Restaurant expenses	1,212.9	1,097.5	968.3
Depreciation and amortization	170.8	168.5	164.4
General and administrative	183.7	154.5	144.1
Other (gains) and charges	43.2	32.7	31.2
Total operating costs and expenses	4,185.5	3,988.8	3,644.6
Operating income	229.6	144.4	159.5
Interest expenses	65.0	54.9	46.1
Other income, net	(0.3)	(1.3)	(1.8)
Income before income taxes	164.9	90.8	115.2
Provision (benefit) for income taxes	9.6	(11.8)	(2.4)
Net income	$155.3	$102.6	$117.6

Basic net income per share	$3.49	$2.33	$2.62

Diluted net income per share	$3.40	$2.28	$2.58

Basic weighted average shares outstanding	44.4	44.1	44.8

Diluted weighted average shares outstanding	45.7	45.0	45.6

Other comprehensive loss
Foreign currency translation adjustment	$(0.3)	$(0.7)	$(0.6)
Other comprehensive loss	(0.3)	(0.7)	(0.6)
Comprehensive income	$155.0	$101.9	$117.0

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 26, 2024	June 28, 2023
ASSETS
Current assets
Cash and cash equivalents	$64.6	$15.1
Accounts receivable, net	60.6	60.9
Inventories	34.5	34.5
Restaurant supplies	53.8	55.6
Prepaid expenses	20.6	17.2
Total current assets	234.1	183.3
Property and equipment, at cost
Land	41.6	42.4
Buildings and leasehold improvements	1,670.2	1,635.7
Furniture and equipment	830.6	765.8
Construction-in-progress	41.0	30.1
	2,583.4	2,474.0
Less accumulated depreciation and amortization	(1,703.7)	(1,665.7)
Net property and equipment	879.7	808.3
Other assets
Operating lease assets	1,095.2	1,134.9
Goodwill	194.8	195.0
Deferred income taxes, net	113.9	93.4
Intangibles, net	19.9	23.9
Other	55.5	48.2
Total other assets	1,479.3	1,495.4
Total assets	$2,593.1	$2,487.0
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$160.6	$125.7
Gift card liability	64.8	73.0
Accrued payroll	130.8	106.1
Operating lease liabilities	114.1	112.4
Other accrued liabilities	144.7	116.3
Income taxes payable	7.3	2.4
Total current liabilities	622.3	535.9
Long-term debt and finance leases, less current installments	786.3	912.2
Long-term operating lease liabilities, less current portion	1,084.5	1,125.8
Other liabilities	60.6	57.4
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit)
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 45.0 million shares outstanding at June 26, 2024, and 60.3 million shares issued and 44.6 million shares outstanding at June 28, 2023)	6.0	6.0
Additional paid-in capital	707.8	690.0
Accumulated other comprehensive loss	(6.3)	(6.0)
Accumulated deficit	(196.6)	(351.9)
Treasury stock, at cost (15.3 million shares at June 26, 2024, and 15.7 million shares at June 28, 2023)	(471.5)	(482.4)
Total shareholders’ equity (deficit)	39.4	(144.3)
Total liabilities and shareholders’ equity (deficit)	$2,593.1	$2,487.0
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Cash flows from operating activities
Net income	$155.3	$102.6	$117.6
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	170.8	168.5	164.4
Deferred income taxes, net	(20.6)	(30.9)	(11.7)
Non-cash other (gains) and charges	28.7	24.0	20.3
Stock-based compensation	25.9	14.4	18.6
Net loss on disposal of assets	3.5	2.7	3.4
Other	2.8	1.8	3.0
Changes in assets and liabilities:
Accounts receivable, net	(0.6)	0.7	3.4
Inventories	(0.5)	0.0	(5.5)
Restaurant supplies	(1.0)	(1.1)	(1.6)
Prepaid expenses	(12.3)	(20.6)	(12.2)
Income taxes	4.0	8.0	14.4
Operating lease assets, net of liabilities	(4.0)	(2.8)	3.4
Other assets	(0.4)	0.0	0.0
Accounts payable	30.8	(5.8)	0.2
Gift card liability	(8.2)	(10.9)	(23.3)
Accrued payroll	24.7	(5.3)	(11.5)
Other accrued liabilities	21.7	10.0	(2.0)
Other liabilities	1.3	1.0	(28.7)
Net cash provided by operating activities	421.9	256.3	252.2
Cash flows from investing activities
Payments for property and equipment	(198.9)	(184.9)	(150.3)
Payments for franchise restaurant acquisitions	—	—	(106.6)
Proceeds from sale leaseback transactions, net of related expenses	—	—	20.5
Proceeds from note receivable	1.3	4.5	2.1
Proceeds from sale of assets	4.7	5.5	0.1
Insurance recoveries	0.7	0.7	—
Net cash used in investing activities	(192.2)	(174.2)	(234.2)
Cash flows from financing activities
Borrowings on revolving credit facility	389.0	765.0	720.5
Payments on revolving credit facility	(550.3)	(875.0)	(620.5)
Proceeds from issuance of long-term debt	—	350.0	—
Payments on long-term debt	(20.1)	(322.1)	(23.7)
Purchases of treasury stock	(25.8)	(5.0)	(100.9)
Proceeds from issuance of treasury stock	27.9	12.5	0.4
Payments for debt issuance costs	(0.7)	(5.3)	(3.1)
Payments of dividends	(0.2)	(0.6)	(1.1)
Net cash used in financing activities	(180.2)	(80.5)	(28.4)
Net change in cash and cash equivalents	49.5	1.6	(10.4)
Cash and cash equivalents at beginning of period	15.1	13.5	23.9
Cash and cash equivalents at end of period	$64.6	$15.1	$13.5
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received), net	$26.1	$12.4	$(4.7)
Interest paid, net of amounts capitalized	50.3	51.0	41.0
Accrued capital expenditures	16.5	11.3	15.2
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 30, 2021	45.9	$7.0	$685.4	$(266.1)	$(724.9)	$(4.7)	$(303.3)
Net income	—	—	—	117.6	—	—	117.6
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)
Dividends	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	18.6	—	—	—	18.6
Purchases of treasury stock	(2.4)	—	(2.0)	—	(98.9)	—	(100.9)
Issuances of treasury stock	0.3	—	(11.1)	—	11.5	—	0.4
Balances at June 29, 2022	43.8	7.0	690.9	(148.4)	(812.3)	(5.3)	(268.1)
Net income	—	—	—	102.6	—	—	102.6
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.7)
Dividends	—	—	—	0.0	—	—	0.0
Stock-based compensation	—	—	14.4	—	—	—	14.4
Purchases of treasury stock	(0.1)	—	(0.4)	—	(4.6)	—	(5.0)
Issuances of treasury stock	0.9	—	(14.9)	—	27.4	—	12.5
Retirement of stock	—	(1.0)	—	(306.1)	307.1	—	—
Balances at June 28, 2023	44.6	6.0	690.0	(351.9)	(482.4)	(6.0)	(144.3)
Net income	—	—	—	155.3	—	—	155.3
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Dividends	—	—	—	0.0	—	—	0.0
Stock-based compensation	—	—	25.9	—	—	—	25.9
Purchases of treasury stock	(0.8)	—	(0.5)	—	(25.3)	—	(25.8)
Issuances of treasury stock	1.2	—	(7.6)	—	36.2	—	28.6
Balances at June 26, 2024	45.0	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of June 26, 2024, we owned, operated or franchised 1,614 restaurants, consisting of 1,171 Company-owned restaurants and 443 franchised restaurants, located in the United States, 27 other countries and two United States territories.
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
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2024, Fiscal 2023 and Fiscal 2022 which ended on June 26, 2024, June 28, 2023 and June 29, 2022 respectively, each contained 52 weeks.
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
Depreciation expenses related to property and equipment for the fiscal years ended June 26, 2024, June 28, 2023, and June 29, 2022, of $167.9 million, $165.3 million, and $161.3 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate for purposes of impairment testing. Goodwill is tested for impairment annually, during the second quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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

Footnote Index
During fiscal 2024, fiscal 2023 and fiscal 2022, we performed our annual goodwill impairment analysis using a qualitative approach to determine whether indicators of impairment exist. Related to the qualitative assessment, we evaluated factors including our market capitalization, as well as the market capitalization of other companies in the restaurant industry, sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry. Based on these factors, no indicators of impairment were identified during our annual analysis performed in the second quarters of fiscal 2024, fiscal 2023 and fiscal 2022. Additionally, no indicators of impairment were identified through the end of each fiscal year.
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
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 26, 2024, no preferred shares were issued.
Revenues - Revenues are presented in the Company sales and Franchise revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales. We record revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer. Sales taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues.
Gift card breakage represents the monetary value associated with outstanding gift card balances that will not be redeemed. We estimate this amount based on our historical gift card redemption patterns and actuarial estimates, update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability in the Consolidated Balance Sheets. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We do not charge dormancy, or any other fees related to monitoring or administering the gift card program to cardholders. Additionally, proceeds from the sale of gift cards are recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
Our gift cards are sold through various outlets such as in-restaurant, Chili’s and Maggiano’s websites, directly to other businesses and through third-party distributors that sell our gift cards at retail locations. We incur incremental direct costs, such as commissions and activation fees, for gift cards sold by third-party businesses and distributors. These gift card discount costs are deferred and amortized against revenues proportionate to the pattern of related gift card redemptions.
Franchise Revenues - Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization. Franchise royalties are based on a percentage of the sales generated by our franchise-operated restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues are recognized in the same period the sales are generated at the franchise-operated restaurants. Franchise advertising contributions from domestic franchisees are contractually obligated to contribute into certain advertising and marketing funds. Franchise and Development Fees are received from franchises for new restaurant openings and for territory development arrangements. The performance obligation related to these arrangements are collectively deferred as a contract liability and recognized on a straight-

Footnote Index
line basis into Franchise revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements.
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 26, 2024, June 28, 2023 and June 29, 2022, advertising expenses of $130.2 million, $58.2 million and $37.4 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $6.0 million, $3.0 million and $2.4 million, respectively, were recorded in Franchise revenues in the Consolidated Statements of Comprehensive Income.
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
Certain employees are eligible to receive stock options, performance shares, restricted stock and restricted stock units, while non-employee members of the Board of Directors are eligible to receive stock options, restricted stock and restricted stock units. Awards granted to the Board of Directors are non-forfeitable and are fully expensed upon grant. Awards to eligible employees may vest over a specified period of time or service period and may also contain performance-based conditions. The fair values of restricted stock and restricted stock units that do not contain a performance condition are based on our closing stock price on the date of grant, while the fair value of stock options, if granted, is estimated using the Black-Scholes option-pricing model on the date of grant.
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals usually at the end of a three-fiscal-year cycle. Vesting of performance shares granted are generally contingent upon meeting Company performance goals based on a specified range of earnings at the end of the three-fiscal-year period and may also include a market-based metric, such as TSR. Compensation expenses for the performance shares are recorded to General and administrative expenses based on management’s periodic estimates of the number of shares that will be earned under the Company performance metric, and the fair value of the shares as determined by our closing stock price on the date of grant, or by Monte Carlo simulation if a market-based metric is included. A cumulative expenses adjustment is recognized when that estimate changes.
Foreign Currency - Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian restaurants from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets.

Footnote Index
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

	June 26, 2024	June 28, 2023	June 29, 2022
Basic weighted average shares outstanding	44.4	44.1	44.8
Dilutive stock options	0.1	0.1	0.2
Dilutive restricted shares	1.2	0.8	0.6
Total dilutive impact	1.3	0.9	0.8
Diluted weighted average shares outstanding	45.7	45.0	45.6

Awards excluded due to anti-dilutive effect	0.4	1.3	0.8
Chili’s Restaurant Acquisitions
During fiscal 2022, we completed the acquisitions of 68 Chili’s restaurants from three former franchisees. We accounted for these acquisitions as a business combination. Total purchase price, including post-closing adjustments was $106.7 million. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements from the acquisition dates.
Recently Issued Accounting Standards or Disclosure Rules
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, which would require us to adopt the provisions in our fiscal 2025 Form 10-K. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management does not expect this ASU to have a material impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which would require us to adopt the provisions in our fiscal 2026 Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements will apply to our fiscal year beginning June 26, 2025 (fiscal 2026 Form 10-K), pending resolution of the stay. Management is currently evaluating the final rule to determine its impact on our disclosures.

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
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 26, 2024 and June 28, 2023:

	June 26, 2024	June 28, 2023
Beginning balance	$11.1	$10.1
Additions	0.6	1.9
Amount recognized to Franchise revenues	(2.0)	(0.9)
Ending balance	$9.7	$11.1
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 26, 2024:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2025	$0.9
2026	0.8
2027	0.7
2028	0.6
2029	0.5
Thereafter	6.2
$9.7
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 26, 2024 and June 28, 2023:

	June 26, 2024	June 28, 2023
Beginning balance	$73.0	$83.9
Gift card sales	122.2	127.1
Gift card redemptions recognized to Company sales	(119.5)	(121.7)
Gift card breakage recognized to Company sales	(11.1)	(16.5)
Other	0.2	0.2
Ending balance	$64.8	$73.0

Footnote Index
3. FAIR VALUE MEASUREMENTS
The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
The carrying amount of long-term debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). As of the end of fiscal 2024, there was no outstanding balance on the revolving credit facility. Refer to Note 7 - Debt for more information regarding our long-term debt including our 5.000% and 8.250% notes. The fair values of these notes are based on quoted market prices and are considered Level 2 fair value measurements, and the carrying amounts and the fair values are as follows:

	June 26, 2024		June 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$349.8	$349.6	$349.0	$343.5
8.250% notes	345.2	367.8	344.3	348.3
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We determined the fair values of property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights are based on Level 3 fair value measurements. The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. We record an impairment charge for the excess of the carrying amount over the fair value.
During fiscal 2024 and fiscal 2023 we impaired certain long-lived assets and operating lease assets primarily related to 35 and 38 underperforming Chili’s restaurants, respectively. The table below presents the carrying values and related charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 26, 2024	June 28, 2023
Property and equipment	$10.2	$10.2	$9.3	$10.2
Reacquired franchise rights	0.4	0.3	0.4	0.3
Operating lease assets	21.4	21.4	2.5	1.5
Total	$32.0	$31.9	$12.2	$12.0
During fiscal 2024 and fiscal 2023 we impaired certain transferable liquor licenses with related charges of $0.1 million in each of the respective fiscal years.
All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 13 - Other Gains and Charges for more information.

Footnote Index
4. GOODWILL AND INTANGIBLES
There have been no impairments of Goodwill for the fiscal years ended June 26, 2024, June 28, 2023 and June 29, 2022. The changes in the carrying amount of Goodwill by segment are as follows:

	June 26, 2024			June 28, 2023
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$156.6	$38.4	$195.0	$156.7	$38.4	$195.1
Changes in goodwill:
Foreign currency translation adjustment	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Balance at end of year	$156.4	$38.4	$194.8	$156.6	$38.4	$195.0
Intangible assets, net are as follows:

	June 26, 2024			June 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights (1)	$26.0	$(16.2)	$9.8	$28.4	$(14.9)	$13.5
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	—
	$26.4	$(16.6)	$9.8	$28.8	$(15.3)	$13.5

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.3			$9.6
Maggiano’s liquor licenses	0.8			0.8
	$10.1			$10.4
(1)    The carrying value of Definite-lived intangible assets was adjusted for closure write offs and impairment charges in fiscal 2024 and 2023.
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Definite-lived intangibles amortization expense	$3.0	$3.2	$3.0
Annual amortization expenses for definite-lived intangible assets are estimated to be $2.7 million for fiscal 2025 and fiscal 2026, $2.6 million for fiscal 2027, $0.9 million fiscal 2028 and $0.5 million for fiscal 2029.

Footnote Index
5. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 26, 2024	June 28, 2023
Insurance	$31.4	$29.3
Property tax	24.6	24.5
Sales tax	18.4	17.3
Interest	18.1	6.4
Current installments of finance lease obligations	14.1	10.2
Utilities and services	10.0	10.4
Other	28.1	18.2
	$144.7	$116.3
6. LEASES
As of June 26, 2024, 1,121 of our 1,171 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 26, 2024, the restaurant leases have cumulative renewal clauses of 3 to 30 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 1 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 26, 2024
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$93.4	$1,095.2	$1,188.6

Current lease liabilities	14.1	114.1	128.2
Long-term lease liabilities	91.3	1,084.5	1,175.8
Total lease liabilities	$105.4	$1,198.6	$1,304.0

	June 28, 2023
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$51.3	$1,134.9	$1,186.2

Current lease liabilities	10.2	112.4	122.6
Long-term lease liabilities	57.6	1,125.8	1,183.4
Total lease liabilities	$67.8	$1,238.2	$1,306.0
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

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Operating lease cost	$182.5	$181.0	$173.7
Finance lease amortization	14.0	19.7	21.9
Finance lease interest	4.2	4.1	5.5
Short-term lease cost	0.3	0.3	0.6
Variable lease cost	63.4	63.5	60.5
Sublease income	(1.2)	(2.8)	(4.2)
Total lease costs, net	$263.2	$265.8	$258.0
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$186.3	$184.3	$171.1
Finance leases	4.2	4.1	5.5
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	20.1	22.1	23.7
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases(1)	82.6	101.7	255.4
Finance leases	53.7	0.3	13.4
(1)Non-cash operating lease assets obtained in exchange for operating lease liabilities were higher in fiscal 2022 primarily due to the new and assumed operating lease additions associated with the 68 restaurants purchased from three former franchisees, including sale leaseback transactions on six of the acquired restaurants. The combined transactions resulted in increased operating lease assets of $86.8 million as of the end of fiscal 2022, and cash proceeds of $20.5 million were received from the sale leaseback transactions. Additionally, the modifications of 25 leases in fiscal 2022 from finance leases to operating leases, resulted in increased operating lease assets of $47.9 million.
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 26, 2024		June 28, 2023
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	7.4 years	11.6 years	9.9 years	11.8 years
Weighted average discount rate	5.9%	6.0%	5.5%	5.8%

Footnote Index
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 26, 2024, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 26, 2024
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2025	$19.8	$180.7	$0.9
2026	22.9	174.8	0.8
2027	22.8	157.6	0.7
2028	22.9	139.1	0.4
2029	8.4	128.8	0.3
Thereafter	33.4	917.0	0.5
Total future lease payments	130.2	1,698.0	$3.6
Less: Imputed interest	24.8	499.4
Present value of lease liability	$105.4	$1,198.6
Pre-Commencement Leases
In fiscal 2024, we executed four leases for new Chili’s locations and one lease for a new Maggiano’s location with undiscounted fixed payments over the initial term of $15.5 million. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
7. DEBT
Long-term debt consists of the following:

	June 26, 2024	June 28, 2023
Revolving credit facility	$—	$161.3
5.000% notes(1)	350.0	350.0
8.250% notes	350.0	350.0
Finance lease obligations	105.4	67.8
Total long-term debt	805.4	929.1
Less: unamortized debt issuance costs and discounts	(5.0)	(6.7)
Total long-term debt, less unamortized debt issuance costs and discounts	800.4	922.4
Less: current installments of finance lease obligations(2)	(14.1)	(10.2)
Total long-term debt, less current portion	$786.3	$912.2
(1)Obligations under our 5.000% notes, which mature on October 1, 2024, have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility.
(2)Current installments of finance lease obligations, for the periods presented, are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 5 - Accrued Liabilities for further details.

Footnote Index
Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 26, 2024 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2025	$350.0
2026	—
2027	—
2028	—
2029	—
Thereafter	350.0
$700.0
Revolving Credit Facility
The $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of June 26, 2024, our interest rate was 6.94% consisting of SOFR of 5.34% plus the applicable margin and spread adjustment of 1.60%. As of June 26, 2024, there was $900.0 million of borrowing capacity under the revolving credit facility.
8.250% Notes
In fiscal 2023, we issued $350.0 million of 8.250% senior notes due July 15, 2030 (the “2030 Notes”). The 2030 Notes require semi-annual interest payments in arrears, on each January 15 and July 15, which began on January 15, 2024.
5.000% Notes
In fiscal 2017, we issued $350.0 million of 5.000% senior notes due October 1, 2024 (the “2024 Notes”). The notes require semi-annual interest payments which began on April 1, 2017.
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
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of June 26, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes.

Footnote Index
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 26, 2024 and June 28, 2023, we have outstanding lease guarantees or are secondarily liable for $15.7 million and $16.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2025 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such third parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. We recorded a $0.8 million and $2.0 million charge related to these leases and lawsuits in fiscal 2024 and fiscal 2023, respectively, which are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. We will continue to closely monitor our exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 26, 2024, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 10 months.
Cybersecurity Litigation
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
On April 29, 2024, the US Supreme Court denied our petition for certiorari concerning review of the Eleventh Circuit’s decision to uphold plaintiff’s damages calculation. Accordingly, the parties continue to await the trial court’s ruling on the issue of predominance as it relates to class certification in light of the Eleventh Circuit’s ruling on this issue. We believe we have defenses and intend to continue defending the Litigation. As such, as of June 26, 2024, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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

Footnote Index
9. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Domestic	$161.8	$87.8	$113.5
Foreign	3.1	3.0	1.7
Income before income taxes	$164.9	$90.8	$115.2
The Provision (benefit) for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Current income tax expenses:
Federal	$17.5	$12.2	$5.8
State	12.3	6.8	3.7
Foreign	0.4	0.2	(0.3)
Total current income tax expenses	30.2	19.2	9.2
Deferred income tax (benefit) expenses:
Federal	(18.2)	(29.5)	(15.7)
State	(2.5)	(2.0)	3.7
Foreign	0.1	0.5	0.4
Total deferred income tax (benefit) expenses	(20.6)	(31.0)	(11.6)
Provision (benefit) for income taxes	$9.6	$(11.8)	$(2.4)

Effective tax rate	5.8%	(13.0)%	(2.1)%
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Income tax expense at statutory rate	$34.6	$19.0	$24.2
FICA and other tax credits	(34.2)	(34.6)	(32.9)
State income taxes, net of Federal benefit	7.7	4.7	6.2
Officers' compensation	3.7	0.0	0.9
Stock based compensation tax shortfall (windfall)	(1.2)	0.8	(0.7)
Other	(1.0)	(1.7)	(0.1)
Provision (benefit) for income taxes	$9.6	$(11.8)	$(2.4)
Our federal statutory tax rate for fiscal 2024, fiscal 2023 and fiscal 2022 was 21.0%.

Footnote Index
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 26, 2024	June 28, 2023
Deferred income tax assets:
Lease liabilities	$472.4	$451.5
Gift cards	8.3	9.2
Insurance reserves	15.2	13.7
Stock-based compensation	10.3	9.5
Federal credit carryover	61.2	59.5
Depreciation and capitalized interest on property and equipment	15.8	—
Net operating losses	4.4	4.2
State credit carryover	1.8	2.1
Restructure charges and impairments	3.0	2.1
Other, net	11.9	9.7
Less: Valuation allowance	(5.8)	(4.3)
Total deferred income tax assets	598.5	557.2
Deferred income tax liabilities:
Lease assets	444.0	421.9
Goodwill and other amortization	23.0	23.2
Depreciation and capitalized interest on property and equipment	—	0.7
Prepaid expenses	16.8	17.3
Other, net	0.8	0.7
Total deferred income tax liabilities	484.6	463.8
Deferred income taxes, net	$113.9	$93.4
As of June 26, 2024, we have deferred tax assets of $5.5 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between 2025 and 2044. We have deferred tax assets of $61.2 million of federal and $2.3 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between 2025 and 2044. The recognized deferred tax asset, net of valuation allowance and federal benefit, for the state loss carryforwards is $2.5 million and the state tax credit carryforwards is $0.5 million. There is no valuation allowance on the federal credit carryover and $5.1 million is limited by Section 382 of the Internal Revenue Code.
The valuation allowance is $5.8 million at the end of fiscal 2024 to recognize certain deductions and tax credits management believes are more-likely-than-not to not be realized. In assessing whether a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 26, 2024, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.

Footnote Index
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 26, 2024	June 28, 2023
Balance at beginning of year	$2.8	$3.7
Additions based on tax positions related to the current year	0.4	0.4
Additions (Decreases) based on tax positions related to prior years	—	0.1
Expiration of statute of limitations	(0.3)	(1.4)
Balance at end of year	$2.9	$2.8
The total amount of unrecognized tax benefits, excluding interest and penalties, which would affect income tax expenses if resolved in our favor was $2.3 million and $2.2 million as of June 26, 2024 and June 28, 2023, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. As of June 26, 2024, we had $0.2 million ($0.2 million net of a $0.0 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.2 million ($0.2 million net of a $0.0 million Federal deferred tax benefit) as of June 28, 2023.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2023 to fiscal 2025, and fiscal 2021 to fiscal 2023 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2023 to 2024 are currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. Our federal return for fiscal 2025 is under examination through the Internal Revenue Service: Bridge Plus program. There are no unrecorded liabilities associated with these examinations.
10. SHAREHOLDERS’ EQUITY (DEFICIT)
Retirement of Common Stock
During the first quarter of fiscal 2023, the Board of Directors approved the retirement of 10.0 million shares of Treasury stock for a weighted average price per share of $30.71. As of June 26, 2024, 15.3 million shares remain in treasury.
Share Repurchases
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ equity (deficit) in the Consolidated Balance Sheets.
In fiscal 2024, we repurchased 0.7 million shares of our common stock for $21.0 million as part of our share repurchase program and 0.1 million shares of our common stock for $4.8 million from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. In fiscal 2022, the Company repurchased 2.3 million shares of our common stock for $96.0 million as part of our share repurchase program. The Company did not repurchase any shares under the repurchase program in fiscal 2023. As of June 26, 2024, approximately $183.0 million was available in the share repurchase program.

Footnote Index
11. STOCK-BASED COMPENSATION
Our shareholder approved stock-based compensation plans include the Stock Option and Incentive Plan for employees (“Employee Plan”) and the Stock Option and Incentive Plan for Non-Employee Directors and Consultants (“Non-Employee Plan” and collectively, the “Plans”). In fiscal 2023, our shareholders approved and we registered an additional 0.3 million shares of common stock of Brinker International, Inc. available for issuance under the Non-Employee Plan. The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions. As of June 26, 2024, the total number of shares authorized for issuance to employees and non-employee directors and consultants under the Plans was 39.0 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Stock-based compensation expenses	$25.9	$14.4	$18.6
Tax benefit related to stock-based compensation expenses	4.3	2.6	3.9
Restricted Share Awards
Restricted share awards consist of performance shares and restricted stock units. In fiscal 2024, fiscal 2023 and fiscal 2022, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our earnings at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the amount of earnings achieved as compared to the target amount. The fiscal 2024 and fiscal 2023 grants also include a provision that will increase or decrease the number of shares to be vested if Brinker’s relative TSR ranking compared to the peer group falls in the top 25% or bottom 25%, respectively. The number of shares that can vest ranges from 0% of target to 200% of target. Expenses are recognized ratably over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that will be earned under the Company performance metric.
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
Restricted share award transactions, including performance shares reflected at target, during fiscal 2024 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 28, 2023	1.5	$36.97
Granted	0.7	35.03
Vested	(0.5)	39.18
Forfeited	(0.1)	34.69
Restricted share awards outstanding at June 26, 2024	1.6	$35.12

Footnote Index
As of June 26, 2024, unrecognized compensation expenses related to unvested restricted share awards that are expected to vest totaled approximately $18.1 million and will be recognized over a weighted average period of 1.6 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Fair value of restricted share awards vested	$16.8	$16.1	$18.1
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
Stock options that do not contain a performance condition were also granted to eligible employees in the fiscal years prior to fiscal 2021. Expenses related to these stock options were recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility was achieved, if shorter. Stock options generally vested over a period of 1 to 4 years and have contractual terms to exercise of 8 years. Full or partial vesting of awards may have occurred upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
No stock options have been granted in fiscal 2024, fiscal 2023, or fiscal 2022.
Stock option transactions during fiscal 2024 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at June 28, 2023	1.0	$40.74
Exercised	(0.7)	40.94
Forfeited or canceled	(0.1)	49.09
Stock options outstanding and exercisable at June 26, 2024	0.2	$38.03	1.9	$8.5
The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Intrinsic value of options exercised	$11.5	$3.3	$0.2
Tax benefit realized on options exercised	1.1	0.8	—

Footnote Index
12. DEFINED CONTRIBUTION PLAN
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
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Employer contributions match expenses	$13.6	$11.9	$11.0
13. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 26, 2024	June 28, 2023	June 29, 2022
Enterprise system implementation costs	$14.0	$4.7	$2.4
Restaurant level impairment charges	12.3	12.1	8.5
Restaurant closure asset write-offs and charges	10.1	8.3	3.7
Litigation & claims, net	6.6	2.5	3.4
Lease contingencies	0.8	2.0	3.1
Severance	0.5	3.7	—
Remodel-related asset write-offs	0.5	1.1	4.9
Gain on sale of assets, net	(2.7)	(3.7)	—
Other	1.1	2.0	5.2
	$43.2	$32.7	$31.2
Enterprise system implementation costs primarily consists of software subscription fees, certain consulting fees, and contract labor associated with the ongoing enterprise system implementation.
Restaurant level impairment charges primarily associated with the following long-lived assets:
•Fiscal 2024 - 35 underperforming Chili’s restaurants. Refer to Note 3 - Fair Value Measurements for further details.
•Fiscal 2023 - 38 underperforming Chili’s restaurants.
•Fiscal 2022 - 30 underperforming Chili’s and two underperforming Maggiano’s restaurants.
Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s and Maggiano’s restaurants.
Litigation & claims, net primarily relates to claims on alcohol service cases and legal contingencies.
Lease contingencies includes expenses related to certain sublease receivables and lease guarantees for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 8 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
Severance relates to changes in our management team and organizational structure.

Footnote Index
Remodel-related asset write-offs relates to assets that are removed or discarded in connection with Chili’s and Maggiano’s remodel projects.
Gain on sale of assets, net relates to sale of land parcel for a closed Chili’s restaurant in fiscal 2024 and sale of land parcels on three previously closed Chili’s restaurants in fiscal 2023.
14. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also includes results of our Canadian Company-owned restaurants and royalties and other fees from our franchised locations in the United States, 27 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as royalties and other fees from our domestic franchise business. Costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources and culinary innovation are included in the results of our operating segments. The Corporate segment includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, legal and restaurant development.
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions between our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the years presented primarily included restaurant rent, repairs and maintenance, supplies, utilities, delivery fees, advertising, payment processing fees, franchise and property taxes, workers’ compensation and general liability insurance. supervision expenses, and to-go supplies.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 26, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$3,876.0	$495.1	$—	$4,371.1
Franchise revenues	43.3	0.7	—	44.0
Total revenues	3,919.3	495.8	—	4,415.1

Food and beverage costs	990.7	116.9	—	1,107.6
Restaurant labor	1,309.0	158.3	—	1,467.3
Restaurant expenses	1,073.2	139.2	0.5	1,212.9
Depreciation and amortization	147.7	13.1	10.0	170.8
General and administrative	42.8	10.2	130.7	183.7
Other (gains) and charges	26.9	0.6	15.7	43.2
Total operating costs and expenses	3,590.3	438.3	156.9	4,185.5
Operating income (loss)	329.0	57.5	(156.9)	229.6
Interest expenses	3.9	0.3	60.8	65.0
Other income, net	0.1	—	(0.4)	(0.3)
Income (loss) before income taxes	$325.0	$57.2	$(217.3)	$164.9

Segment assets	$2,158.4	$259.1	$175.6	$2,593.1
Payments for property and equipment	172.0	16.5	10.4	198.9

	Fiscal Year Ended June 28, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$3,606.7	$486.5	$—	$4,093.2
Franchise revenues	39.4	0.6	—	40.0
Total revenues	3,646.1	487.1	—	4,133.2

Food and beverage costs	1,022.9	123.4	—	1,146.3
Restaurant labor	1,232.3	157.0	—	1,389.3
Restaurant expenses	966.2	130.4	0.9	1,097.5
Depreciation and amortization	145.3	13.0	10.2	168.5
General and administrative	35.5	7.8	111.2	154.5
Other (gains) and charges	22.0	1.4	9.3	32.7
Total operating costs and expenses	3,424.2	433.0	131.6	3,988.8
Operating income (loss)	221.9	54.1	(131.6)	144.4
Interest expenses	3.7	0.3	50.9	54.9
Other income, net	(0.1)	—	(1.2)	(1.3)
Income (loss) before income taxes	$218.3	$53.8	$(181.3)	$90.8

Segment assets	$2,079.5	$244.5	$163.0	$2,487.0
Payments for property and equipment	158.1	16.6	10.2	184.9

Footnote Index

	Fiscal Year Ended June 29, 2022
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$3,340.5	$424.0	$—	$3,764.5
Franchise revenues	39.1	0.5	—	39.6
Total revenues	3,379.6	424.5	—	3,804.1

Food and beverage costs	945.9	102.6	—	1,048.5
Restaurant labor	1,146.5	141.6	—	1,288.1
Restaurant expenses	849.8	117.9	0.6	968.3
Depreciation and amortization	139.8	13.4	11.2	164.4
General and administrative	33.3	8.0	102.8	144.1
Other (gains) and charges	23.3	—	7.9	31.2
Total operating costs and expenses	3,138.6	383.5	122.5	3,644.6
Operating income (loss)	241.0	41.0	(122.5)	159.5
Interest expenses	5.1	0.4	40.6	46.1
Other income, net	(0.3)	—	(1.5)	(1.8)
Income (loss) before income taxes	$236.2	$40.6	$(161.6)	$115.2

Payments for property and equipment	$133.7	$9.1	$7.5	$150.3

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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 26, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 26, 2024, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On August 20, 2024, the Board approved amendments (the “Amendments”) to the Bylaws of the Company (the “Bylaws”), effective immediately.
The Amendments to the Bylaws:
1.Remove the resignation requirement in the Bylaws in the event that a director nominee for reelection does not receive the requisite majority shareholder vote and removed the ability of the Board to determine whether to accept or reject the resignation.
2.Clarify that the Board of Directors or presiding officer of the Company are responsible for making determinations of whether shareholder proposals and nominations were made in compliance with the Bylaws.
The foregoing description of the Amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws (as amended), a copy of which is attached hereto as Exhibit 3(b) and incorporated by reference herein.
(b) Trading Plans
During the quarter ended June 26, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, contained in the sections entitled “Proposal 1 - Election of Directors”, “Information About the Board of Directors and Governance of the Company”, “Information About Our Executive Officers”, “Insider Trader Policy Statement” and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2024 annual meeting of shareholders, is incorporated herein by reference.
We adopted a code of ethics that applies to all of our team members, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We also have a code of conduct that applies to our Board of Directors. These documents are posted on our website at: https://investors.brinker.com under the Governance tab. You may obtain free of charge copies of the code from our website at the above internet address. Any amendment of, or waiver from, our code of ethics required to be disclosed by applicable SEC rules or stock exchange listing requirements will be posted on our website within four business days of such amendment or waiver.
We also have adopted a set of corporate governance guidelines and charters for all of our Board committees. The corporate governance guidelines and committee charters are available on our website at: https://investors.brinker.com under the Governance tab. You may obtain free of charge copies of the guidelines and charters from our website at the above internet address.

ITEM 11. EXECUTIVE COMPENSATION
The information about our executive and director compensation, contained in the sections entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company - Directors Compensation” in our Proxy Statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about our security ownership of certain beneficial owners and management and related stockholder matters, contained in the sections entitled “Stock Ownership of Certain Persons” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information about certain relationships and related transactions, contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
The information about the independence of our non-management directors, contained in the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information about principal accountant fees and services, contained in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
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
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3(a)	Certificate of Incorporation of the Registrant, as amended(1)
3(b)	Amended and Restated Bylaws of the Registrant*
4(a)	Form of 5.000% Senior Note due 2024(2)
4(b)	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(2)
4(c)	Form of 8.250% Senior Notes due 2030(3)
4(d)	Indenture, dated as of June 27, 2023, by and among the Company, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee(3)

4(e)	Purchase Agreement, dated as of June 22, 2023, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative to the initial purchasers(3)
4(f)	Description of Registered Securities(4)
10(a)	Registrant’s Stock Option and Incentive Plan, as amended(5)
10(b)	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants, as amended(6)
10(c)	Credit Agreement dated August 18, 2021(7)
10(d)	First Amendment to Credit Agreement dated October 27, 2021(8)
10(e)	Second Amendment to the Credit Agreement dated May 2, 2023(9)
10(f)	SVP Change in Control Agreement(10)
10(g)	Executive Severance Benefits Plan and Summary Plan Description(10)
10(h)	NEO Change in Control Severance Agreement(11)
10(i)	Registrant’s Terms of Stock Option Award(4)
10(j)	Registrant’s Terms of Retention Stock Unit Award(4)
10(k)	Registrant’s Terms of Fiscal 2024 Retention Restricted Stock Unit Award(12)
10(l)	Registrant’s Terms of Fiscal 2021-2023 Restricted Stock Unit Award(13)
10(m)	Registrant’s Terms of Fiscal 2024 Restricted Stock Unit Award(12)
10(n)	Registrant’s Terms of Restricted Stock Unit Award*
10(o)	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(14)
10(p)	Registrant’s Fiscal 2022 Performance Share Plan(13)
10(q)	Registrant’s Fiscal 2023 Performance Share Plan(15)
10(r)	Registrant’s Fiscal 2024 Performance Share Plan(12)
10(s)	Registrant’s Fiscal 2025 Performance Share Plan*
10(t)	Employment Agreement between Registrant and Kevin Hochman(10)
10(u)	Form of Director and Officer Indemnification Agreement(16)
19.1	Registrant’s Insider Trading Policy*
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 2024 is formatted in Inline XBRL
*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:
(1)Annual report on Form 10-K for year ended June 28, 1995
(2)Current report on Form 8-K dated September 23, 2016

(3)Current report on Form 8-K dated June 22, 2023
(4)Annual report on Form 10-K for year ended June 26, 2019
(5)Quarterly report on Form 10-Q for quarter ended September 28, 2022
(6)Quarterly report on Form 10-Q for quarter ended December 28, 2022
(7)Current report on Form 8-K dated August 18, 2021
(8)Quarterly report on Form 10-Q for quarter ended September 29, 2021
(9)Quarterly report on Form 10-Q for quarter ended March 29, 2023
(10)Annual report on Form 10-K for year ended June 29, 2022
(11)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(12)Quarterly report on Form 10-Q for quarter ended September 27, 2023
(13)Current report on Form 8-K dated August 26, 2021
(14)Annual report on Form 10-K for year ended June 24, 2020
(15)Current report on Form 8-K dated October 31, 2022
(16)Annual report on Form 10-K for year ended June 28, 2023
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 21, 2024	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 21, 2024:

Name	Title
/S/ KEVIN D. HOCHMAN	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar (Principal Executive Officer) and Director
Kevin D. Hochman

/S/ MICHAELA M. WARE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Michaela M. Ware

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ RAMONA T. HOOD	Director
Ramona T. Hood

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ FRANK D. LIBERIO	Director
Frank D. Liberio

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade