Form 10-Q
period 2024-09-25
BRINKER INTERNATIONAL, INC
filed 2024-10-30
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 24, 2024: 44,428,089 shares.

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Revenues
Company sales	$1,127.3	$1,002.0
Franchise revenues	11.7	10.5
Total revenues	1,139.0	1,012.5
Operating costs and expenses
Food and beverage costs	284.3	258.8
Restaurant labor	377.4	348.1
Restaurant expenses	313.9	290.8
Depreciation and amortization	46.3	41.9
General and administrative	51.8	42.4
Other (gains) and charges	8.9	6.3
Total operating costs and expenses	1,082.6	988.3
Operating income	56.4	24.2
Interest expenses	14.3	17.0
Other income, net	(0.2)	—
Income before income taxes	42.3	7.2
Provision for income taxes	3.8	—
Net income	$38.5	$7.2

Basic net income per share	$0.86	$0.16

Diluted net income per share	$0.84	$0.16

Basic weighted average shares outstanding	44.9	44.6

Diluted weighted average shares outstanding	45.9	45.4

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$(0.2)
Comprehensive income	$38.6	$7.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 25, 2024	June 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$16.2	$64.6
Accounts receivable, net	54.1	60.6
Inventories	31.2	34.5
Restaurant supplies	54.2	53.8
Prepaid expenses	27.9	20.6
Total current assets	183.6	234.1
Property and equipment, at cost
Land	41.7	41.6
Buildings and leasehold improvements	1,694.2	1,670.2
Furniture and equipment	835.3	830.6
Construction-in-progress	27.9	41.0
	2,599.1	2,583.4
Less accumulated depreciation and amortization	(1,717.0)	(1,703.7)
Net property and equipment	882.1	879.7
Other assets
Operating lease assets	1,084.8	1,095.2
Goodwill	194.9	194.8
Deferred income taxes, net	112.1	113.9
Intangibles, net	19.3	19.9
Other	56.3	55.5
Total other assets	1,467.4	1,479.3
Total assets	$2,533.1	$2,593.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$152.1	$160.6
Gift card liability	56.6	64.8
Accrued payroll	97.7	130.8
Operating lease liabilities	114.5	114.1
Other accrued liabilities	149.0	144.7
Income taxes payable	7.6	7.3
Total current liabilities	577.5	622.3
Long-term debt and finance leases, less current installments	806.9	786.3
Long-term operating lease liabilities, less current portion	1,073.0	1,084.5
Other liabilities	63.0	60.6
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.4 million shares outstanding at September 25, 2024, and 60.3 million shares issued and 45.0 million shares outstanding at June 26, 2024)	6.0	6.0
Additional paid-in capital	697.9	707.8
Accumulated other comprehensive loss	(6.2)	(6.3)
Accumulated deficit	(158.1)	(196.6)
Treasury stock, at cost (15.9 million shares at September 25, 2024, and 15.3 million shares at June 26, 2024)	(526.9)	(471.5)
Total shareholders’ equity	12.7	39.4
Total liabilities and shareholders’ equity	$2,533.1	$2,593.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Cash flows from operating activities
Net income	$38.5	$7.2
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	46.3	41.9
Stock-based compensation	7.1	5.7
Deferred income taxes, net	1.8	(2.0)
Non-cash other (gains) and charges	4.0	4.3
Net loss on disposal of assets	2.9	1.7
Other	0.7	0.6
Changes in assets and liabilities:
Accounts receivable, net	6.0	9.7
Inventories	3.2	1.9
Restaurant supplies	(0.2)	(0.1)
Prepaid expenses	(8.4)	(11.6)
Income taxes	0.2	(1.1)
Operating lease assets, net of liabilities	(1.2)	(1.3)
Other assets	0.0	0.0
Accounts payable	(1.1)	12.8
Gift card liability	(8.2)	(8.1)
Accrued payroll	(32.9)	(22.0)
Other accrued liabilities	2.2	17.5
Other liabilities	1.9	2.0
Net cash provided by operating activities	62.8	59.1
Cash flows from investing activities
Payments for property and equipment	(56.5)	(46.9)
Proceeds from note receivable	—	1.3
Net cash used in investing activities	(56.5)	(45.6)
Cash flows from financing activities
Borrowings on revolving credit facility	90.0	129.0
Payments on revolving credit facility	(65.0)	(115.0)
Purchases of treasury stock	(74.8)	(24.7)
Payments on long-term debt	(8.2)	(2.8)
Payments for debt issuance costs	(0.1)	(0.7)
Proceeds from issuance of treasury stock	3.4	—
Net cash used in financing activities	(54.7)	(14.2)
Net change in cash and cash equivalents	(48.4)	(0.7)
Cash and cash equivalents at beginning of period	64.6	15.1
Cash and cash equivalents at end of period	$16.2	$14.4
Supplemental disclosure of cash flow information:
Income taxes paid, net	$1.7	$3.2
Interest paid, net of amounts capitalized	16.3	5.6
Accrued capital expenditures	8.5	15.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In millions)

	Thirteen Week Period Ended September 25, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7

	Thirteen Week Period Ended September 27, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	0.0
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 25, 2024 and June 26, 2024, and for the thirteen week periods ended September 25, 2024 and September 27, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate, and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 25, 2024 we owned, operated or franchised 1,625 restaurants, consisting of 1,170 Company-owned restaurants and 455 franchised restaurants, located in the United States, 28 other countries and two United States territories.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 26, 2024 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
Foreign Currency Translation
The Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian restaurants from their respective functional currency (Canadian dollars) to United States dollars and are reported as a component of comprehensive income and recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets (Unaudited).
Recently Issued Accounting Standards or Disclosure Rules
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, which require us to adopt the provisions in our fiscal 2025 Form 10-K. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management does not expect this ASU to have a material impact on our disclosures.
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

Footnote Index
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
The following table reflects the changes in deferred franchise and development fees between June 26, 2024 and September 25, 2024:

Deferred Franchise and Development Fees
Balance as of June 26, 2024	$9.7
Additions	0.5
Amount recognized to Franchise revenues	(0.5)
Balance as of September 25, 2024	$9.7
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 25, 2024:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2025	$0.6
2026	0.8
2027	0.7
2028	0.7
2029	0.6
Thereafter	6.3
$9.7

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 26, 2024 and September 25, 2024:

Gift Card Liability
Balance as of June 26, 2024	$64.8
Gift card sales	17.3
Gift card redemptions recognized to Company sales	(23.3)
Gift card breakage recognized to Company sales	(2.8)
Other	0.6
Balance as of September 25, 2024	$56.6
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
The 5.000% notes and 8.250% notes carrying amounts, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	September 25, 2024		June 26, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.000% notes	$350.0	$350.2	$349.8	$349.6
8.250% notes	345.4	376.4	345.2	367.8
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill, and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited).

Footnote Index
During the thirteen week periods ended September 25, 2024 and September 27, 2023, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at September 25, 2024 and June 26, 2024, was $17.2 million and $16.6 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 25, 2024	June 26, 2024
Insurance	$31.8	$31.4
Property tax	29.6	24.6
Sales tax	19.9	18.4
Interest	15.4	18.1
Current installments of finance lease obligations	14.6	14.1
Utilities and services	9.7	10.0
Other	28.0	28.1
	$149.0	$144.7
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Operating lease cost	$45.6	$45.6
Variable lease cost	16.1	15.6
Finance lease amortization	5.7	3.2
Finance lease interest	1.5	0.9
Short-term lease cost	0.1	0.1
Sublease income	(0.4)	(0.4)
Total lease costs, net	$68.6	$65.0
Supplemental cash flow information related to leases:

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$18.0	$9.1
Finance leases assets obtained in exchange for finance lease liabilities	3.9	0.1
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of September 25, 2024 and June 26, 2024 was $91.7 million and $93.4 million, respectively.

Footnote Index
6. DEBT
Long-term debt consists of the following:

	September 25, 2024	June 26, 2024
Revolving credit facility	$25.0	$—
5.000% notes(1)	350.0	350.0
8.250% notes	350.0	350.0
Finance lease obligations	101.1	105.4
Total long-term debt	826.1	805.4
Less: unamortized debt issuance costs and discounts	(4.6)	(5.0)
Total long-term debt, less unamortized debt issuance costs and discounts	821.5	800.4
Less: current installments of long-term debt and finance leases(2)	(14.6)	(14.1)
Total long-term debt, less current portion	$806.9	$786.3
(1)Obligations under our 5.000% notes have been classified as long-term, reflecting our intent and ability to refinance these notes through our existing revolving credit facility. Subsequent to the end of the first quarter, on October 1, 2024, our $350.0 million 5.000% notes matured and the payoff was funded with borrowings from our revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
In the thirteen week period ended September 25, 2024, net borrowings of $25.0 million were drawn on our revolving credit facility. As of September 25, 2024, $875.0 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of September 25, 2024, our interest rate was 6.46% consisting of SOFR of 4.86% plus the applicable margin and spread adjustment of 1.60%.
Financial Covenants
The indentures for our 5.000% notes and the 8.250% notes contain certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property (as defined in the indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions, and limitations.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of September 25, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes.

Footnote Index
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 25, 2024 and June 26, 2024, we have outstanding lease guarantees or are secondarily liable for an estimated $14.3 million and $15.7 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2025 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. During the first quarter of fiscal 2024, we recorded a $0.5 million charge in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). We will continue to closely monitor our exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 25, 2024, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 13 months.
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
On April 29, 2024, the US Supreme Court denied our petition for certiorari concerning review of the Eleventh Circuit’s decision to uphold plaintiff’s damages calculation. Accordingly, the parties continue to await the trial court’s ruling on the issue of predominance as it relates to class certification in light of the Eleventh Circuit’s ruling on this issue. We believe we have defenses and intend to continue defending the Litigation. As such, as of September 25, 2024, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
Legal Proceedings
Evaluating contingencies related to litigation is a process involving judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the Consolidated Financial Statements (Unaudited).
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

Footnote Index
8. INCOME TAXES

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Effective income tax rate	9.0%	—%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 25, 2024 and September 27, 2023.
The change in the effective income tax rate in the thirteen week period ended September 25, 2024 to the thirteen week period ended September 27, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
9. SHAREHOLDERS’ EQUITY
Share Repurchases
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ equity in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 25, 2024, we repurchased 1.1 million shares of our common stock for $74.8 million, including 0.9 million shares purchased for $66.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 25, 2024, approximately $117.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents the restricted share awards granted and related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Restricted share awards
Restricted share awards granted	0.3	0.6
Weighted average fair value per share	$71.96	$33.12
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

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Basic weighted average shares outstanding	44.9	44.6
Dilutive stock options	0.1	0.0
Dilutive restricted shares	0.9	0.8
Total dilutive impact	1.0	0.8
Diluted weighted average shares outstanding	45.9	45.4

Awards excluded due to anti-dilutive effect	—	0.8
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Enterprise system implementation costs	$4.4	$2.0
Litigation & claims, net	2.5	2.2
Restaurant closure asset write-offs and charges	0.7	0.6
Lease contingencies	—	0.5
Other	1.3	1.0
	$8.9	$6.3
•Enterprise system implementation costs primarily consist of consulting fees, software subscription fees, and contract labor associated with the enterprise system implementation.
•Litigation & claims, net primarily relates to legal contingencies and claims on alcohol service cases.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s restaurants.
•Lease contingencies includes expenses related to certain sublease receivables and lease guarantees for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 7 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
12. SEGMENT INFORMATION
Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also includes results of our Canadian Company-owned restaurants and royalties and other fees from our franchised locations in the United States, 28 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as royalties and other fees from our domestic franchise business. Costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, finance, franchise, marketing, human resources, and culinary innovation are included in the results of our operating segments. The Corporate segment includes costs related to the common and shared infrastructure, including accounting, information technology, purchasing, guest relations, legal and restaurant development.

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
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily include restaurant rent, repairs and maintenance, utilities, supplies, advertising, delivery fees, payment processing fees, workers’ compensation and general liability insurance, supervision expenses, and to-go supplies.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 25, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,018.9	$108.4	$—	$1,127.3
Franchise revenues	11.5	0.2	—	11.7
Total revenues	1,030.4	108.6	—	1,139.0

Food and beverage costs	259.1	25.2	—	284.3
Restaurant labor	341.6	35.8	—	377.4
Restaurant expenses	280.6	33.0	0.3	313.9
Depreciation and amortization	40.5	3.4	2.4	46.3
General and administrative	11.8	3.0	37.0	51.8
Other (gains) and charges	2.9	0.4	5.6	8.9
Total operating costs and expenses	936.5	100.8	45.3	1,082.6
Operating income (loss)	93.9	7.8	(45.3)	56.4
Interest expenses	1.3	0.1	12.9	14.3
Other income, net	(0.1)	—	(0.1)	(0.2)
Income (loss) before income taxes	$92.7	$7.7	$(58.1)	$42.3

Footnote Index

	Thirteen Week Period Ended September 27, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$897.8	$104.2	$—	$1,002.0
Franchise revenues	10.3	0.2	—	10.5
Total revenues	908.1	104.4	—	1,012.5

Food and beverage costs	233.1	25.7	—	258.8
Restaurant labor	311.0	37.1	—	348.1
Restaurant expenses	258.5	32.2	0.1	290.8
Depreciation and amortization	36.2	3.2	2.5	41.9
General and administrative	10.0	2.4	30.0	42.4
Other (gains) and charges	3.7	0.2	2.4	6.3
Total operating costs and expenses	852.5	100.8	35.0	988.3
Operating income (loss)	55.6	3.6	(35.0)	24.2
Interest expenses	0.8	0.1	16.1	17.0
Other income, net	—	—	—	—
Income (loss) before income taxes	$54.8	$3.5	$(51.1)	$7.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations, and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 25, 2024 and September 27, 2023, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate, and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 25, 2024 we owned, operated or franchised 1,625 restaurants, consisting of 1,170 Company-owned restaurants and 455 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Operating Environment
During the recent years, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. Geopolitical and other macroeconomic events have led, and in the future may lead to, wage inflation, staffing challenges, product cost inflation and/or disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
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
Chili’s - Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks and our Chili’s hospitality. We are making work at Chili’s easier, more fun, and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers®, and margaritas, as well as other classic favorites. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
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
Maggiano’s - At Maggiano’s, we are focused on making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings, and many more special occasions. While our dining rooms support the majority of our business, we also offer carry-out and delivery options through partnerships with delivery service providers that have made our restaurants more accessible to guests. Our restaurants also have banquet rooms to host large party events and we have begun to renovate these banquet rooms in certain restaurants to provide a better experience for this profitable revenue channel, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - During the thirteen week period ended September 25, 2024, there were 14 new franchise restaurant openings. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 25, 2024 and September 27, 2023, respectively, total full year projected openings in fiscal 2025 and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 25, 2024	September 27, 2023	Fiscal 2025	September 25, 2024	September 27, 2023
Company-owned restaurants
Chili’s domestic	1	—	7	1,116	1,126
Chili’s international	—	—	—	4	5
Maggiano’s domestic	—	—	—	50	50
Total Company-owned	1	—	7	1,170	1,181
Franchise restaurants
Chili’s domestic	2	—	2-4	99	100
Chili’s international	12	3	19-24	354	368
Maggiano’s domestic	—	—	1	2	2
Total franchise	14	3	22-29	455	470
Total restaurants
Chili’s domestic	3	—	9-11	1,215	1,226
Chili’s international	12	3	19-24	358	373
Maggiano’s domestic	—	—	1	52	52
Total	15	3	29-36	1,625	1,651
At September 25, 2024, we own property for 50 of the 1,170 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $41.7 million and buildings of $13.5 million.
Revenues
Thirteen Week Period Ended September 25, 2024 compared to September 27, 2023
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
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 27, 2023	$908.1	$104.4	$1,012.5
Change from:
Comparable restaurant sales	123.9	4.4	128.3
Restaurant openings	8.4	—	8.4
Gift card discounts	0.1	—	0.1
Maggiano's banquet income	—	(0.2)	(0.2)
Gift card breakage	(0.1)	—	(0.1)
Digital entertainment revenues	0.3	—	0.3
Restaurant closures	(11.5)	—	(11.5)
Company sales	121.1	4.2	125.3
Franchise revenues(1)	1.2	—	1.2
Thirteen Week Period Ended September 25, 2024	$1,030.4	$108.6	$1,139.0
(1)Franchise revenues increased in the thirteen week periods ended September 25, 2024 compared to September 27, 2023 primarily due to higher royalties and franchise advertising revenues. Our Chili’s and Maggiano’s franchisees generated sales of approximately $225.7 million and $3.2 million respectively, for the thirteen week period ended September 25, 2024 compared to $202.8 million and $2.4 million respectively, for the thirteen week period ended September 27, 2023.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 25, 2024 compared to September 27, 2023:

	Percentage Change in the Thirteen Week Period Ended September 25, 2024 versus September 27, 2023
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	13.0%	7.2%	0.9%	4.9%	(1.5)%
Chili’s	14.1%	6.8%	0.8%	6.5%	(1.6)%
Maggiano’s	4.2%	10.8%	2.1%	(8.7)%	—%
Franchise(4)	6.8%
U.S.	12.3%
International	3.7%
Chili’s domestic(5)	13.9%
System-wide(6)	12.0%
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
Costs and Expenses
Thirteen Week Period Ended September 25, 2024 compared to September 27, 2023
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 25, 2024		September 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$284.3	25.2%	$258.8	25.8%	$(25.5)	0.6%
Restaurant labor	377.4	33.5%	348.1	34.8%	(29.3)	1.3%
Restaurant expenses	313.9	27.8%	290.8	29.0%	(23.1)	1.2%
Depreciation and amortization	46.3		41.9		(4.4)
General and administrative	51.8		42.4		(9.4)
Other (gains) and charges	8.9		6.3		(2.6)
Interest expenses	14.3		17.0		2.7
Other income, net	(0.2)		—		0.2
As a percentage of Company sales:
•Food and beverage costs were favorable 0.6% due to 1.7% from menu pricing, partially offset by 0.6% of unfavorable commodity costs primarily driven by poultry and produce and 0.5% of unfavorable menu item mix.
•Restaurant labor was favorable 1.3% due to 2.4% of sales leverage and 0.1% of lower other labor expenses, partially offset by 0.8% of higher hourly labor expenses driven by increased wage rates and staffing levels and 0.4% of higher manager salaries.
•Restaurant expenses were favorable 1.2% due to 2.5% of sales leverage and 0.3% of lower delivery fees, partially offset by 1.3% of higher repairs and maintenance and 0.3% of higher other restaurant expenses.

Depreciation and amortization increased $4.4 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 27, 2023	$41.9
Change from:
Additions for new and existing restaurant assets	7.5
Finance leases	2.4
Corporate assets	0.8
Retirements and fully depreciated restaurant assets	(6.1)
Other	(0.2)
Thirteen Week Period Ended September 25, 2024	$46.3
General and administrative expenses increased $9.4 million as follows:

General and Administrative
Thirteen Week Period Ended September 27, 2023	$42.4
Change from:
Performance-based compensation(1)	3.2
Payroll expenses	1.9
Stock-based compensation	1.4
Professional fees	1.4
Other	1.5
Thirteen Week Period Ended September 25, 2024	$51.8
(1)Performance-based compensation increased due to higher expected performance compared to target in the current year.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Enterprise system implementation costs	$4.4	$2.0
Litigation & claims, net	2.5	2.2
Restaurant closure asset write-offs and charges	0.7	0.6
Lease contingencies	—	0.5
Other	1.3	1.0
	$8.9	$6.3
Interest expenses decreased $2.7 million primarily due to a lower average revolver balance during the current year.

Income Taxes

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Effective income tax rate	9.0%	—%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 25, 2024 and September 27, 2023.
The change in the effective income tax rate in the thirteen week period ended September 25, 2024 to the thirteen week period ended September 27, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 25, 2024 compared to September 27, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 25, 2024	September 27, 2023
Company sales	$1,018.9	$897.8	$121.1	13.5%
Franchise revenues	11.5	10.3	1.2	11.7%
Total revenues	$1,030.4	$908.1	$122.3	13.5%
Chili’s Total revenues increased by 13.5% primarily due to favorable comparable restaurant sales driven by menu pricing, higher traffic, and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 25, 2024		September 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$259.1	25.4%	$233.1	26.0%	$(26.0)	0.6%
Restaurant labor	341.6	33.5%	311.0	34.6%	(30.6)	1.1%
Restaurant expenses	280.6	27.6%	258.5	28.8%	(22.1)	1.2%
Depreciation and amortization	40.5		36.2		(4.3)
General and administrative	11.8		10.0		(1.8)
Other (gains) and charges	2.9		3.7		0.8
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.6% due to 1.8% from menu pricing partially offset by 0.6% of unfavorable commodity costs primarily driven by poultry and produce and 0.6% of unfavorable menu item mix.
•Chili’s Restaurant labor was favorable 1.1% due to 2.6% of sales leverage, partially offset by 1.1% of higher hourly labor driven by increased wage rates and staffing levels and 0.4% of increased manager salary.
•Chili’s Restaurant expenses were favorable 1.2% due to 2.7% of sales leverage and 0.4% lower delivery fees, partially offset by 1.5% of higher repairs and maintenance and 0.4% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $4.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 27, 2023	$36.2
Change from:
Additions for new and existing restaurant assets	6.8
Finance leases	2.4
Retirements and fully depreciated restaurant assets	(4.7)
Other	(0.2)
Thirteen Week Period Ended September 25, 2024	$40.5
Chili’s General and administrative increased $1.8 million as follows:

General and Administrative
Thirteen Week Period Ended September 27, 2023	$10.0
Change from:
Performance-based compensation	0.8
Stock-based compensation	0.6
Payroll expenses	0.5
Other	(0.1)
Thirteen Week Period Ended September 25, 2024	$11.8
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 25, 2024	September 27, 2023
Litigation & claims, net	$1.2	$2.2
Restaurant closure asset write-offs and charges	0.7	0.6
Other	1.0	0.9
	$2.9	$3.7

Maggiano’s Segment
Thirteen Week Period Ended September 25, 2024 compared to September 27, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 25, 2024	September 27, 2023
Company sales	$108.4	$104.2	$4.2	4.0%
Franchise revenues	0.2	0.2	—	—%
Total revenues	$108.6	$104.4	$4.2	4.0%
Maggiano’s Total revenues increased 4.0% primarily due to favorable comparable restaurant sales driven by menu pricing and favorable menu item mix, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 25, 2024		September 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$25.2	23.3%	$25.7	24.7%	$0.5	1.4%
Restaurant labor	35.8	33.0%	37.1	35.6%	1.3	2.6%
Restaurant expenses	33.0	30.4%	32.2	30.9%	(0.8)	0.5%
Depreciation and amortization	3.4		3.2		(0.2)
General and administrative	3.0		2.4		(0.6)
Other (gains) and charges	0.4		0.2		(0.2)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 1.4% due to 1.9% from menu pricing and 0.2% of favorable menu item mix, partially offset by 0.7% of unfavorable commodity costs primarily driven by dairy and poultry.
•Maggiano’s Restaurant labor was favorable 2.6% due to 1.7% of lower hourly labor, 0.8% of sales leverage, and 0.1% of lower other labor expenses.
•Maggiano’s Restaurant expenses were favorable 0.5% due to 0.9% of sales leverage and 0.5% of lower supervision, partially offset by 0.4% of higher repairs and maintenance and 0.5% of higher other restaurant expenses.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2024	September 27, 2023
Net cash provided by operating activities	$62.8	$59.1	$3.7
Net cash provided by operating activities increased due to an increase in operating income, partially offset by an increase in payments of performance-based compensation and interest on the 8.250% notes in the current year, and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2024	September 27, 2023
Net cash used in investing activities	$(56.5)	$(45.6)	$(10.9)
Net cash used in investing activities increased compared to the prior year. Increased spend on Chili’s capital maintenance and equipment were partially offset by decreased spend on new restaurant construction.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 25, 2024	September 27, 2023
Net cash used in financing activities	$(54.7)	$(14.2)	$(40.5)
Net cash used in financing activities increased primarily due to an increase in share repurchase activity in fiscal 2025 of $50.1 million, partially offset by an increase of $11.0 million in net borrowing activity on the revolving credit facility.
Debt
During the thirteen week period ended September 25, 2024, net borrowings of $25.0 million were drawn on the revolving credit facility. As of September 25, 2024, $875.0 million of credit was available under the revolving credit facility.
Our $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of September 25, 2024, our interest rate was 6.46% consisting of SOFR of 4.86% plus the applicable margin and spread adjustment of 1.60%.
As of September 25, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 5.000% and 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2024.
Subsequent to the end of the first quarter, on October 1, 2024, our $350.0 million of 5.000% senior notes matured and were repaid using available capacity under our existing revolving credit facility. Refer to Note 6 - Debt for further information about our notes and revolving credit facility.

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
In the thirteen week period ended September 25, 2024, we repurchased 1.1 million shares of our common stock for $74.8 million, including 0.9 million shares purchased for $66.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 25, 2024, approximately $117.0 million of share repurchase authorization remains under the current share repurchase program.
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
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months, including the repayment of the $350.0 million senior notes which occurred on October 1, 2024.
Critical Accounting Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2024.
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of September 25, 2024, $25.0 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of September 25, 2024 would result in an additional $0.3 million of annual interest expense.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the thirteen week period ended September 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Information and statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission (“SEC”) or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “plans,” “intends,” “projects,” “continues” and other similar expressions that convey uncertainty about future events or outcomes. All forward-looking statements are made only based on our current plans and expectations as of the date such statements are made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances arising after the date such statements are made. Forward-looking statements are neither predictions nor guarantees of future events or performance and are subject to risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements.
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2024 and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our partners’ supply chains, operations, technology and assets, and our financial performance; the impact of competition; changes in consumer preferences; consumer perception of food safety; reduced consumer discretionary spending; unfavorable publicity; governmental regulations; the Company's ability to meet its business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media or other unfavorable publicity; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (“ESG”) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage and limitations imposed by our credit agreements.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 7 - Commitments and Contingencies in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2024, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022.
During the thirteen week period ended September 25, 2024, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 27, 2024 through July 31, 2024	0.001	$66.35	—	$183.0
August 1, 2024 through August 28, 2024	0.039	68.83	—	183.0
August 29, 2024 through September 25, 2024	1.018	70.75	0.9	117.0
Total	1.058	$70.67	0.9
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 25, 2024, 125,476 shares were tendered by team members at an average price of $70.02.
ITEM 5. OTHER INFORMATION
Trading Plans
During the quarter ended September 25, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Amended and Restated Bylaws of Registrant(2)
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 25, 2024 is formatted in Inline XBRL.
(1)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.
(2)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 26, 2024 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: October 30, 2024	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: October 30, 2024	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)