Form 10-Q
period 2024-12-25
BRINKER INTERNATIONAL, INC
filed 2025-01-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 23, 2025: 44,406,857 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023
Revenues
Company sales	$1,346.1	$1,063.7	$2,473.4	$2,065.7
Franchise revenues	12.1	10.4	23.8	20.9
Total revenues	1,358.2	1,074.1	2,497.2	2,086.6
Operating costs and expenses
Food and beverage costs	343.9	273.1	628.2	531.9
Restaurant labor	421.0	356.1	798.4	704.2
Restaurant expenses	324.4	294.7	638.3	585.5
Depreciation and amortization	47.7	41.3	94.0	83.2
General and administrative	53.1	43.2	104.9	85.6
Other (gains) and charges	12.1	3.3	21.0	9.6
Total operating costs and expenses	1,202.2	1,011.7	2,284.8	2,000.0
Operating income	156.0	62.4	212.4	86.6
Interest expenses	14.7	16.7	29.0	33.7
Other income, net	(0.4)	(0.1)	(0.6)	(0.1)
Income before income taxes	141.7	45.8	184.0	53.0
Provision for income taxes	23.2	3.7	27.0	3.7
Net income	$118.5	$42.1	$157.0	$49.3

Basic net income per share	$2.67	$0.95	$3.52	$1.11

Diluted net income per share	$2.61	$0.94	$3.44	$1.09

Basic weighted average shares outstanding	44.4	44.2	44.7	44.4

Diluted weighted average shares outstanding	45.5	44.9	45.7	45.1

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.5)	$0.2	$(0.4)	$—
Comprehensive income	$118.0	$42.3	$156.6	$49.3
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 25, 2024	June 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$14.8	$64.6
Accounts receivable, net	82.7	60.6
Inventories	36.7	34.5
Restaurant supplies	53.5	53.8
Prepaid expenses	21.6	20.6
Income taxes receivable	1.4	—
Total current assets	210.7	234.1
Property and equipment, at cost
Land	41.7	41.6
Buildings and leasehold improvements	1,708.4	1,670.2
Furniture and equipment	836.4	830.6
Construction-in-progress	67.6	41.0
	2,654.1	2,583.4
Less accumulated depreciation and amortization	(1,760.8)	(1,703.7)
Net property and equipment	893.3	879.7
Other assets
Operating lease assets	1,082.3	1,095.2
Goodwill	194.5	194.8
Deferred income taxes, net	105.6	113.9
Intangibles, net	18.7	19.9
Other	55.2	55.5
Total other assets	1,456.3	1,479.3
Total assets	$2,560.3	$2,593.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163.5	$160.6
Gift card liability	80.7	64.8
Accrued payroll	126.0	130.8
Operating lease liabilities	116.6	114.1
Other accrued liabilities	152.0	144.7
Income taxes payable, net	5.5	7.3
Total current liabilities	644.3	622.3
Long-term debt and finance leases, less current installments	652.0	786.3
Long-term operating lease liabilities, less current portion	1,068.0	1,084.5
Other liabilities	64.5	60.6
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.4 million shares outstanding at December 25, 2024 and 60.3 million shares issued and 45.0 million shares outstanding at June 26, 2024)	6.0	6.0
Additional paid-in capital	704.5	707.8
Accumulated other comprehensive loss	(6.7)	(6.3)
Accumulated deficit	(39.6)	(196.6)
Treasury stock, at cost (15.9 million shares at December 25, 2024, and 15.3 million shares at June 26, 2024)	(532.7)	(471.5)
Total shareholders’ equity	131.5	39.4
Total liabilities and shareholders’ equity	$2,560.3	$2,593.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Cash flows from operating activities
Net income	$157.0	$49.3
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	94.0	83.2
Stock-based compensation	14.3	10.1
Deferred income taxes, net	8.3	(8.4)
Non-cash other (gains) and charges	7.9	4.3
Net loss on disposal of assets	6.1	1.5
Other	1.3	1.3
Changes in assets and liabilities:
Accounts receivable, net	(23.0)	(20.2)
Inventories	(2.6)	—
Restaurant supplies	(0.3)	(0.2)
Prepaid expenses	(1.2)	(10.9)
Income taxes	(3.5)	1.4
Operating lease assets, net of liabilities	(0.6)	(3.9)
Other assets	(0.3)	(6.5)
Accounts payable	11.5	19.4
Gift card liability	16.0	17.3
Accrued payroll	(4.5)	(6.1)
Other accrued liabilities	(1.3)	16.5
Other liabilities	1.9	2.2
Net cash provided by operating activities	281.0	150.3
Cash flows from investing activities
Payments for property and equipment	(105.8)	(89.5)
Proceeds from note receivable	—	1.3
Proceeds from sale of assets	—	0.7
Insurance recoveries	—	0.7
Net cash used in investing activities	(105.8)	(86.8)
Cash flows from financing activities
Borrowings on revolving credit facility	515.0	199.0
Payments on revolving credit facility	(300.0)	(224.0)
Payments on long-term debt	(362.1)	(5.6)
Purchases of treasury stock	(85.2)	(25.1)
Proceeds from issuance of treasury stock	7.4	0.5
Payments for debt issuance costs	(0.1)	(0.7)
Net cash used in financing activities	(225.0)	(55.9)
Net change in cash and cash equivalents	(49.8)	7.6
Cash and cash equivalents at beginning of period	64.6	15.1
Cash and cash equivalents at end of period	$14.8	$22.7
Supplemental disclosure of cash flow information:
Income taxes paid, net	$22.1	$10.7
Interest paid, net of amounts capitalized	32.6	18.8
Accrued capital expenditures	7.6	16.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In millions)

	Twenty-Six Week Period Ended December 25, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7
Net income	—	—	118.5	—	—	118.5
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	7.2	—	—	—	7.2
Purchases of treasury stock	—	(0.3)	—	(10.1)	—	(10.4)
Issuances of treasury stock	—	(0.3)	—	4.3	—	4.0
Balances at December 25, 2024	$6.0	$704.5	$(39.6)	$(532.7)	$(6.7)	$131.5

	Twenty-Six Week Period Ended December 27, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	—
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)
Net income	—	—	42.1	—	—	42.1
Other comprehensive income	—	—	—	—	0.2	0.2
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.3)	—	(0.4)
Issuances of treasury stock	—	(1.1)	—	1.6	—	0.5
Balances at December 27, 2023	$6.0	$687.0	$(302.6)	$(493.9)	$(6.0)	$(109.5)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of December 25, 2024 and June 26, 2024, and for the thirteen and twenty-six week periods ended December 25, 2024 and December 27, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 25, 2024, we owned, operated or franchised 1,624 restaurants, consisting of 1,164 Company-owned restaurants and 460 franchised restaurants, located in the United States, 27 other countries and two United States territories.
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
Foreign Currency Translation
The Foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our Canadian restaurants from their respective functional currency (Canadian dollars) to United States dollars and are reported as a component of Comprehensive income and recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets (Unaudited).
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which require us to adopt the provisions in our fiscal 2026 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.

Footnote Index
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions in our fiscal 2028 Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.
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
The following table reflects the changes in deferred franchise and development fees between June 26, 2024 and December 25, 2024:

Deferred Franchise and Development Fees
Balance as of June 26, 2024	$9.7
Additions	0.8
Amount recognized to Franchise revenues	(0.7)
Balance as of December 25, 2024	$9.8

Footnote Index
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 25, 2024:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2025	$0.4
2026	0.8
2027	0.8
2028	0.7
2029	0.6
Thereafter	6.5
$9.8
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 26, 2024 and December 25, 2024:

Gift Card Liability
Balance as of June 26, 2024	$64.8
Gift card sales	70.8
Gift card redemptions recognized to Company sales	(48.2)
Gift card breakage recognized to Company sales	(5.4)
Other	(1.3)
Balance as of December 25, 2024	$80.7
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

Footnote Index
The carrying amounts of the notes, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	December 25, 2024		June 26, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.250% notes	$345.6	$369.3	$345.2	$367.8
5.000% notes(1)	—	—	349.8	349.6
(1)On October 1, 2024, the 5.000% notes matured and were repaid in full using borrowings under our revolving credit facility.
Non-Financial Assets
The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. The fair values of other non-financial assets are determined based on appraisals, sales prices of comparable assets or estimates of discounted cash flow and are categorized as Level 3.
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen and twenty-six week periods ended December 25, 2024 and December 27, 2023, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at December 25, 2024 and June 26, 2024, was $17.7 million and $16.6 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 25, 2024	June 26, 2024
Insurance	$33.5	$31.4
Property tax	27.5	24.6
Sales tax	25.5	18.4
Current installments of finance lease obligations	18.7	14.1
Interest	13.3	18.1
Utilities and services	10.5	10.0
Other	23.0	28.1
	$152.0	$144.7
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.

Footnote Index
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023
Operating lease cost	$45.8	$45.6	$91.4	$91.2
Variable lease cost	17.5	15.5	33.6	31.1
Finance lease amortization	6.8	2.6	12.5	5.8
Finance lease interest	1.6	0.9	3.1	1.8
Short-term lease cost	0.2	—	0.3	0.1
Sublease income	(0.4)	(0.4)	(0.8)	(0.8)
Total lease costs, net	$71.5	$64.2	$140.1	$129.2
Supplemental cash flow information related to leases:

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$43.4	$21.3
Finance lease assets obtained in exchange for finance lease liabilities	16.6	0.1
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of December 25, 2024 and June 26, 2024 was $97.7 million and $93.4 million, respectively.
6. DEBT
Long-term debt consists of the following:

	December 25, 2024	June 26, 2024
Revolving credit facility	$215.0	$—
8.250% notes	350.0	350.0
5.000% notes(1)	—	350.0
Finance lease obligations	110.1	105.4
Total long-term debt	675.1	805.4
Less: unamortized debt issuance costs and discounts	(4.4)	(5.0)
Total long-term debt, less unamortized debt issuance costs and discounts	670.7	800.4
Less: current installments of long-term debt and finance leases(2)	(18.7)	(14.1)
Total long-term debt, less current portion	$652.0	$786.3
(1)On October 1, 2024, the 5.000% notes matured and were repaid in full using borrowings under our revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
In the twenty-six week period ended December 25, 2024, net borrowings of $215.0 million were drawn on our revolving credit facility. As of December 25, 2024, $685.0 million of credit was available under the revolving credit facility.

Footnote Index
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of December 25, 2024, our interest rate was 5.94% consisting of SOFR of 4.34% plus the applicable margin and spread adjustment of 1.60%.
Financial Covenants
The indenture for our 8.250% notes contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property (as defined in the indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions, and limitations.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of December 25, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 8.250% notes.
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 25, 2024 and June 26, 2024, we have outstanding lease guarantees or are secondarily liable for an estimated $14.2 million and $15.7 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2025 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 25, 2024, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 10 months.
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
On April 29, 2024, the US Supreme Court denied our petition for certiorari concerning review of the Eleventh Circuit’s decision to uphold plaintiff’s damages calculation. Accordingly, the parties continue to await the trial court’s ruling on the issue of predominance as it relates to class certification in light of the Eleventh Circuit’s ruling on this issue. We believe we have defenses and intend to continue defending the Litigation. As such, as of December 25, 2024, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.

Footnote Index
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
8. INCOME TAXES

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Effective income tax rate	14.7%	7.0%
The federal statutory tax rate was 21.0% for the twenty-six week periods ended December 25, 2024 and December 27, 2023.
The change in the effective income tax rate in the twenty-six week period ended December 25, 2024 to the twenty-six week period ended December 27, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
9. SHAREHOLDERS’ EQUITY
Share Repurchases
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the twenty-six week period ended December 25, 2024, we repurchased 1.2 million shares of our common stock for $85.2 million, including 1.0 million shares purchased for $76.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 25, 2024, approximately $107.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
In November 2024, our stockholders approved the Brinker International, Inc. 2024 Stock Option and Incentive Plan (the “2024 Plan”) for employees and authorized approximately 3.5 million shares for issuance under the 2024 Plan. The 2024 Plan replaced our stockholder-approved 1998 Stock Option and Incentive Plan (as amended, the “1998 Plan”) for employees, and no further awards will be granted under the 1998 Plan. Our 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants (the “1999 Plan”) remains in effect.
In November 2024, the Board of Directors approved the 2025 Executive Performance Share Retention Plan and the granting of performance-based restricted share awards to Kevin Hochman, our CEO and President of the Company and President of Chili’s Grill & Bar, and certain other executives of the Company at a total grant date fair value of

Footnote Index
$25.0 million. Shares earned range from 0% to 200% of the target number of performance shares granted based on the Company’s total shareholder return (“TSR”) over a five-year period from September 26, 2024 through September 25, 2029, relative to the TSR of a peer group of companies as defined. There is a cap on the dollar value of performance shares that may be earned based on a multiple of the target number of performance shares and the Company’s stock price on the grant date. Additionally, vesting is generally contingent upon continuous service during the performance period. Compensation expense for these performance shares is recorded to General and administrative expenses on a straight-line basis over the vesting period based on the fair value of the shares as determined by Monte Carlo simulation on the date of grant.
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Restricted share awards
Restricted share awards granted	0.6	0.6
Weighted average fair value per share	$85.45	$33.44

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023
Basic weighted average shares outstanding	44.4	44.2	44.7	44.4
Dilutive stock options	0.1	—	0.1	—
Dilutive restricted shares	1.0	0.7	0.9	0.7
Total dilutive impact	1.1	0.7	1.0	0.7
Diluted weighted average shares outstanding	45.5	44.9	45.7	45.1

Awards excluded due to anti-dilutive effect	—	0.8	—	0.8

Footnote Index
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023
Litigation & claims, net	$6.1	$1.0	$8.6	$3.2
Enterprise system implementation costs	5.2	2.1	9.6	4.1
Restaurant closure asset write-offs and charges	0.8	0.2	1.5	0.8
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.6)	0.7	(0.4)
Lease modification gain, net	(0.7)	—	(1.0)	(0.1)
Other	—	0.6	1.6	2.0
	$12.1	$3.3	$21.0	$9.6
•Litigation & claims, net primarily relates to legal contingencies and claims on alcohol service cases.
•Enterprise system implementation costs primarily consists of software subscription fees and certain other costs prior to implementation and support of our new cloud-based Enterprise Resource Planning (“ERP”) system after implementation.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s restaurants.
•Loss from natural disasters, net (of insurance recoveries) in the current quarter consists of costs incurred related to Hurricane Helene and Hurricane Milton.
•Lease modification gain, net relates to the reduction of lease liabilities of certain closed Chili’s restaurants.
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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, delivery service fee income, gift card breakage, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.

Footnote Index
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily include restaurant rent, repairs and maintenance, supplies, advertising, utilities, delivery fees, payment processing fees, to-go supplies, and workers’ compensation and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 25, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,196.9	$149.2	$—	$1,346.1
Franchise revenues	11.9	0.2	—	12.1
Total revenues	1,208.8	149.4	—	1,358.2

Food and beverage costs	310.1	33.8	—	343.9
Restaurant labor	378.4	42.6	—	421.0
Restaurant expenses	285.0	39.0	0.4	324.4
Depreciation and amortization	41.8	3.4	2.5	47.7
General and administrative	12.2	2.4	38.5	53.1
Other (gains) and charges	6.2	—	5.9	12.1
Total operating costs and expenses	1,033.7	121.2	47.3	1,202.2
Operating income (loss)	175.1	28.2	(47.3)	156.0
Interest expenses	1.6	—	13.1	14.7
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$173.5	$28.2	$(60.0)	$141.7

	Thirteen Week Period Ended December 27, 2023
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$916.9	$146.8	$—	$1,063.7
Franchise revenues	10.3	0.1	—	10.4
Total revenues	927.2	146.9	—	1,074.1

Food and beverage costs	239.2	33.9	—	273.1
Restaurant labor	313.0	43.1	—	356.1
Restaurant expenses	258.3	36.2	0.2	294.7
Depreciation and amortization	35.5	3.2	2.6	41.3
General and administrative	10.2	2.1	30.9	43.2
Other (gains) and charges	0.9	0.2	2.2	3.3
Total operating costs and expenses	857.1	118.7	35.9	1,011.7
Operating income (loss)	70.1	28.2	(35.9)	62.4
Interest expenses	0.9	—	15.8	16.7
Other income, net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	$69.3	$28.2	$(51.7)	$45.8

Footnote Index

	Twenty-Six Week Period Ended December 25, 2024
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$2,215.8	$257.6	$—	$2,473.4
Franchise revenues	23.4	0.4	—	23.8
Total revenues	2,239.2	258.0	—	2,497.2

Food and beverage costs	569.2	59.0	—	628.2
Restaurant labor	720.0	78.4	—	798.4
Restaurant expenses	565.6	72.0	0.7	638.3
Depreciation and amortization	82.3	6.8	4.9	94.0
General and administrative	24.0	5.4	75.5	104.9
Other (gains) and charges	9.1	0.4	11.5	21.0
Total operating costs and expenses	1,970.2	222.0	92.6	2,284.8
Operating income (loss)	269.0	36.0	(92.6)	212.4
Interest expenses	2.9	0.1	26.0	29.0
Other income, net	(0.1)	—	(0.5)	(0.6)
Income (loss) before income taxes	$266.2	$35.9	$(118.1)	$184.0

	Twenty-Six Week Period Ended December 27, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$1,814.7	$251.0	$—	$2,065.7
Franchise revenues	20.6	0.3	—	20.9
Total revenues	1,835.3	251.3	—	2,086.6

Food and beverage costs	472.3	59.6	—	531.9
Restaurant labor	624.0	80.2	—	704.2
Restaurant expenses	516.8	68.4	0.3	585.5
Depreciation and amortization	71.7	6.4	5.1	83.2
General and administrative	20.2	4.5	60.9	85.6
Other (gains) and charges	4.6	0.4	4.6	9.6
Total operating costs and expenses	1,709.6	219.5	70.9	2,000.0
Operating income (loss)	125.7	31.8	(70.9)	86.6
Interest expenses	1.7	0.1	31.9	33.7
Other income, net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	$124.1	$31.7	$(102.8)	$53.0
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 25, 2024 and December 27, 2023, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.

Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 25, 2024, we owned, operated or franchised 1,624 restaurants, consisting of 1,164 Company-owned restaurants and 460 franchised restaurants, located in the United States, 27 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
Operating Environment
During recent years, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and food and beverage costs. Geopolitical and other macroeconomic events have led, and in the future may lead to, wage inflation, staffing challenges, product cost inflation and/or disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
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
Franchise Partnerships - During the twenty-six week period ended December 25, 2024, there were 21 new franchise restaurant openings and two new development agreements. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 25, 2024 and December 27, 2023, respectively, total full year projected openings in fiscal 2025 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023	Fiscal 2025	December 25, 2024	December 27, 2023
Company-owned restaurants
Chili’s domestic	—	5	1	5	7	1,110	1,130
Chili’s international	—	—	—	—	—	4	4
Maggiano’s domestic	—	—	—	—	—	50	50
Total Company-owned	—	5	1	5	7	1,164	1,184
Franchise restaurants
Chili’s domestic	—	—	2	—	2-4	99	100
Chili’s international	6	11	18	14	21-25	358	372
Maggiano’s domestic	1	—	1	—	1	3	2
Total franchise	7	11	21	14	24-30	460	474
Total restaurants
Chili’s domestic	—	5	3	5	9-11	1,209	1,230
Chili’s international	6	11	18	14	21-25	362	376
Maggiano’s domestic	1	—	1	—	1	53	52
Total	7	16	22	19	31-37	1,624	1,658
As of December 25, 2024, we own property for 50 of the 1,164 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $41.7 million and buildings of $13.0 million.
Revenues
Thirteen and Twenty-Six Week Periods Ended December 25, 2024 compared to December 27, 2023
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, delivery service fee income, gift card breakage, digital entertainment revenues, merchandise income and are net of gift card discounts from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees and gift card equalization.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 27, 2023	$927.2	$146.9	$1,074.1
Change from:
Comparable restaurant sales	280.2	2.5	282.7
Restaurant openings	10.3	—	10.3
Digital entertainment revenues	0.6	—	0.6
Delivery service fee income	0.4	0.1	0.5
Gift card discounts	0.1	—	0.1
Merchandise income	0.1	—	0.1
Maggiano's banquet income	—	(0.1)	(0.1)
Gift card breakage	(1.2)	(0.1)	(1.3)
Restaurant closures	(10.5)	—	(10.5)
Company sales	280.0	2.4	282.4
Franchise revenues(1)	1.6	0.1	1.7
Thirteen Week Period Ended December 25, 2024	$1,208.8	$149.4	$1,358.2

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 27, 2023	$1,835.3	$251.3	$2,086.6
Change from:
Comparable restaurant sales	404.1	6.9	411.0
Restaurant openings	18.7	—	18.7
Digital entertainment revenues	0.9	—	0.9
Delivery service fee income	0.4	0.1	0.5
Gift card discounts	0.2	—	0.2
Merchandise income	0.1	—	0.1
Gift card breakage	(1.3)	(0.1)	(1.4)
Maggiano's banquet income	—	(0.3)	(0.3)
Restaurant closures	(22.0)	—	(22.0)
Company sales	401.1	6.6	407.7
Franchise revenues(1)	2.8	0.1	2.9
Twenty-Six Week Period Ended December 25, 2024	$2,239.2	$258.0	$2,497.2
(1)Franchise revenues increased in the thirteen and twenty-six week periods ended December 25, 2024 compared to December 27, 2023 primarily because of higher royalties and franchise advertising fees. Our Chili’s and Maggiano’s franchisees generated sales of approximately $232.3 million and $4.2 million and $458.0 million and $7.3 million respectively for the thirteen and twenty-six week periods ended December 25, 2024 compared to $216.9 million and $2.8 million and $426.2 million and $5.6 million respectively in sales for the thirteen and twenty-six week periods ended December 27, 2023.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 25, 2024 compared to December 27, 2023:

	Percentage Change in the Thirteen Week Period Ended December 25, 2024 versus December 27, 2023
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	27.4%	5.0%	5.9%	16.5%	0.2%
Chili’s	31.4%	4.9%	6.6%	19.9%	0.2%
Maggiano’s	1.8%	6.4%	0.3%	(4.9)%	—%
Franchise(4)	6.8%
U.S.	21.1%
International	(1.0)%
Chili’s domestic(5)	30.8%
System-wide(6)	24.2%

	Percentage Change in the Twenty-Six Week Period Ended December 25, 2024 versus December 27, 2023
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	20.4%	6.0%	3.5%	10.9%	(1.1)%
Chili’s	22.8%	5.8%	3.7%	13.3%	(1.2)%
Maggiano’s	2.8%	8.6%	0.8%	(6.6)%	—%
Franchise(4)	6.7%
U.S.	17.9%
International	0.5%
Chili’s domestic(5)	22.6%
System-wide(6)	18.3%
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

Costs and Expenses
Thirteen Week Period Ended December 25, 2024 compared to December 27, 2023
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$343.9	25.5%	$273.1	25.7%	$(70.8)	0.2%
Restaurant labor	421.0	31.3%	356.1	33.5%	(64.9)	2.2%
Restaurant expenses	324.4	24.1%	294.7	27.7%	(29.7)	3.6%
Depreciation and amortization	47.7		41.3		(6.4)
General and administrative	53.1		43.2		(9.9)
Other (gains) and charges	12.1		3.3		(8.8)
Interest expenses	14.7		16.7		2.0
Other income, net	(0.4)		(0.1)		0.3
As a percentage of Company sales:
•Food and beverage costs were favorable 0.2%, due to 1.2% from menu pricing, partially offset by 0.5% of unfavorable menu item mix and 0.5% of unfavorable commodity costs primarily driven by produce and poultry.
•Restaurant labor was favorable 2.2%, due to 4.7% of sales leverage and 0.4% of lower other labor expenses, partially offset by 2.2% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.3% of higher manager bonus.
•Restaurant expenses were favorable 3.6%, due to 4.2% of sales leverage and 0.2% of lower delivery fees, partially offset by 0.4% of higher repairs and maintenance, 0.3% of higher workers’ compensation and general liability insurance, and 0.1% of higher other restaurant expenses.
Depreciation and amortization increased 6.4 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 27, 2023	$41.3
Change from:
Additions for new and existing restaurant assets	6.3
Finance leases(1)	4.3
Corporate assets	0.7
Retirements and fully depreciated restaurant assets	(4.9)
Thirteen Week Period Ended December 25, 2024	$47.7
(1)Finance leases increased primarily due to additional amortization for new tabletop devices and iPad equipment in our restaurants.

General and administrative expenses increased $9.9 million as follows:

General and Administrative
Thirteen Week Period Ended December 27, 2023	$43.2
Change from:
Corporate technology initiatives(1)	2.7
Stock-based compensation(2)	2.7
Performance-based compensation	1.8
Defined contribution plan employer expenses and other benefits	1.0
Payroll expenses	0.7
Other	1.0
Thirteen Week Period Ended December 25, 2024	$53.1
(1)Corporate technology initiatives increased primarily due to ERP system subscription costs and amortization of software implementation costs.
(2)Stock-based compensation increased primarily due to higher overall equity compensation levels to our officers, a special performance share grant to certain executives during the current quarter, and higher expected payout on certain performance share grants compared to the prior year.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 25, 2024	December 27, 2023
Litigation & claims, net	$6.1	$1.0
Enterprise system implementation costs	5.2	2.1
Restaurant closure asset write-offs and charges	0.8	0.2
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.6)
Lease modification gain, net	(0.7)	—
Other	—	0.6
	$12.1	$3.3
Interest expenses decreased $2.0 million primarily due to the maturity of our 5.000%, $350.0 million notes on October 1, 2024, partially offset by higher average revolver balance during the quarter.

Twenty-Six Week Period Ended December 25, 2024 compared to December 27, 2023
The following is a summary of the changes in Costs and Expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$628.2	25.4%	$531.9	25.8%	$(96.3)	0.4%
Restaurant labor	798.4	32.3%	704.2	34.1%	(94.2)	1.8%
Restaurant expenses	638.3	25.8%	585.5	28.3%	(52.8)	2.5%
Depreciation and amortization	94.0		83.2		(10.8)
General and administrative	104.9		85.6		(19.3)
Other (gains) and charges	21.0		9.6		(11.4)
Interest expenses	29.0		33.7		4.7
Other income, net	(0.6)		(0.1)		0.5
As a percentage of Company sales:
•Food and beverage costs were favorable 0.4%, due to 1.5% from menu pricing, partially offset by 0.6% of unfavorable commodity costs primarily driven by poultry and produce and 0.5% of unfavorable menu item mix.
•Restaurant labor was favorable 1.8%, due to 3.8% of sales leverage and 0.1% of lower other labor expenses, partially offset by 1.5% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.2% of higher manager bonus.
•Restaurant expenses were favorable 2.5%, due to 3.3% of sales leverage and 0.3% of lower delivery fees, partially offset by 0.9% of higher repairs and maintenance and 0.2% of higher rent.
Depreciation and amortization increased 10.8 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 27, 2023	$83.2
Change from:
Additions for new and existing restaurant assets	13.8
Finance leases(1)	6.7
Corporate assets	1.5
Retirements and fully depreciated restaurant assets	(11.0)
Other	(0.2)
Twenty-Six Week Period Ended December 25, 2024	$94.0
(1)Finance leases increased primarily due to additional amortization for new tabletop devices and iPad equipment in our restaurants.

General and administrative expenses increased $19.3 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 27, 2023	$85.6
Change from:
Performance-based compensation(1)	5.0
Stock-based compensation(2)	4.1
Corporate technology initiatives(3)	3.7
Payroll expenses	2.6
Professional fees	1.5
Defined contribution plan employer expenses and other benefits	1.5
Other	0.9
Twenty-Six Week Period Ended December 25, 2024	$104.9
(1)Performance-based compensation increased primarily due to higher expected annual performance compared to target in the current year.
(2)Stock-based compensation increased primarily due to higher overall equity compensation levels to our officers, a special performance share grant to certain executives during the current quarter, and higher expected payout on certain performance share grants compared to the prior year.
(3)Corporate technology initiatives increased primarily due to ERP system subscription costs and amortization of software implementation costs.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Enterprise system implementation costs	$9.6	$4.1
Litigation & claims, net	8.6	3.2
Restaurant closure asset write-offs and charges	1.5	0.8
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.4)
Lease modification gain, net	(1.0)	(0.1)
Other	1.6	2.0
	$21.0	$9.6
Interest expenses decreased $4.7 million primarily due to the maturity of our 5.000%, $350.0 million notes on October 1, 2024 and a lower average balance and lower average interest rate on our revolving credit facility compared to the prior year.
Income Taxes

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023	December 25, 2024	December 27, 2023
Effective income tax rate	16.4%	8.1%	14.7%	7.0%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 25, 2024 and December 27, 2023.

The change in the effective income tax rate in the thirteen and twenty-six week periods ended December 25, 2024 to the thirteen and twenty-six week periods ended December 27, 2023 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
Segment Results
Chili’s Segment
Thirteen Week Period Ended December 25, 2024 compared to December 27, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 25, 2024	December 27, 2023
Company sales	$1,196.9	$916.9	$280.0	30.5%
Franchise revenues	11.9	10.3	1.6	15.5%
Total revenues	$1,208.8	$927.2	$281.6	30.4%
Chili’s Total revenues increased by 30.4% primarily due to favorable comparable restaurant sales driven by higher traffic, favorable menu item mix and menu pricing. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$310.1	25.9%	$239.2	26.1%	$(70.9)	0.2%
Restaurant labor	378.4	31.6%	313.0	34.1%	(65.4)	2.5%
Restaurant expenses	285.0	23.8%	258.3	28.2%	(26.7)	4.4%
Depreciation and amortization	41.8		35.5		(6.3)
General and administrative	12.2		10.2		(2.0)
Other (gains) and charges	6.2		0.9		(5.3)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.2%, due to 1.2% from menu pricing, partially offset by 0.6% of unfavorable commodity costs primarily driven by produce and poultry and 0.4% of unfavorable menu item mix.
•Chili’s Restaurant labor was favorable 2.5%, due to 5.7% of sales leverage and 0.3% of lower other labor expenses, partially offset by 2.7% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.4% of higher manager bonus.
•Chili’s Restaurant expenses were favorable 4.4%, due to 4.9% of sales leverage and 0.3% lower delivery fees, partially offset by 0.5% of higher repairs and maintenance and 0.3% of higher workers’ compensation and general liability insurance.

Chili’s Depreciation and amortization increased $6.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 27, 2023	$35.5
Change from:
Additions for new and existing restaurant assets	5.8
Finance leases(1)	4.4
Retirements and fully depreciated restaurant assets	(3.7)
Other	(0.2)
Thirteen Week Period Ended December 25, 2024	$41.8
(1)Finance leases increased primarily due to additional amortization for new tabletop devices and iPad equipment in our restaurants.
Chili’s General and administrative increased $2.0 million as follows:

General and Administrative
Thirteen Week Period Ended December 27, 2023	$10.2
Change from:
Defined contribution plan employer expenses and other benefits	0.5
Performance-based compensation	0.4
Stock-based compensation	0.4
Other	0.7
Thirteen Week Period Ended December 25, 2024	$12.2
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 25, 2024	December 27, 2023
Litigation & claims, net	$5.4	$0.8
Restaurant closure asset write-offs and charges	0.8	0.2
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.6)
Lease modification gain, net	(0.7)	—
Other	—	0.5
	$6.2	$0.9

Twenty-Six Week Period Ended December 25, 2024 compared to December 27, 2023

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 25, 2024	December 27, 2023
Company sales	$2,215.8	$1,814.7	$401.1	22.1%
Franchise revenues	23.4	20.6	2.8	13.6%
Total revenues	$2,239.2	$1,835.3	$403.9	22.0%
Chili’s Total revenues increased by 22.0% primarily due to favorable comparable sales driven by higher traffic, menu pricing and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$569.2	25.7%	$472.3	26.0%	$(96.9)	0.3%
Restaurant labor	720.0	32.5%	624.0	34.4%	(96.0)	1.9%
Restaurant expenses	565.6	25.5%	516.8	28.5%	(48.8)	3.0%
Depreciation and amortization	82.3		71.7		(10.6)
General and administrative	24.0		20.2		(3.8)
Other (gains) and charges	9.1		4.6		(4.5)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.3%, due to 1.5% from menu pricing, partially offset by 0.7% of unfavorable commodity costs primarily driven by poultry and produce and 0.5% of unfavorable menu item mix.
•Chili’s Restaurant labor was favorable 1.9%, due to 4.2% of sales leverage and 0.2% of lower other labor expenses, partially offset by 1.9% of higher hourly labor driven by increased staffing levels and wage rates, 0.3% of higher manager salaries, and 0.3% of higher manager bonus.
•Chili’s Restaurant expenses were favorable 3.0%, due to 3.9% of sales leverage and 0.4% lower delivery fees, partially offset by 1.0% of higher repairs and maintenance, 0.2% of higher workers’ compensation and general liability insurance, and 0.1% of higher other restaurant expenses.
Chili’s Depreciation and amortization decreased $10.6 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 27, 2023	$71.7
Change from:
Additions for new and existing restaurant assets	12.6
Finance leases(1)	6.8
Retirements and fully depreciated restaurant assets	(8.4)
Other	(0.4)
Twenty-Six Week Period Ended December 25, 2024	$82.3
(1)Finance leases increased primarily due to additional amortization for new tabletop devices and iPad equipment in our restaurants.

Chili’s General and administrative increased $3.8 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 27, 2023	$20.2
Change from:
Performance-based compensation	1.2
Stock-based compensation	1.0
Defined contribution plan employer expenses and other benefits	0.9
Payroll expenses	0.6
Other	0.1
Twenty-Six Week Period Ended December 25, 2024	$24.0
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 25, 2024	December 27, 2023
Litigation & claims, net	$6.6	$3.0
Restaurant closure asset write-offs and charges	1.5	0.8
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.4)
Lease modification gain, net	(1.0)	(0.1)
Other	1.3	1.3
	$9.1	$4.6

Maggiano’s Segment
Thirteen Week Period Ended December 25, 2024 compared to December 27, 2023

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 25, 2024	December 27, 2023
Company sales	$149.2	$146.8	$2.4	1.6%
Franchise revenues	0.2	0.1	0.1	100.0%
Total revenues	$149.4	$146.9	$2.5	1.7%
Maggiano’s Total revenues increased 1.7% primarily due to favorable comparable restaurant sales driven by menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$33.8	22.6%	$33.9	23.1%	$0.1	0.5%
Restaurant labor	42.6	28.6%	43.1	29.3%	0.5	0.7%
Restaurant expenses	39.0	26.1%	36.2	24.7%	(2.8)	(1.4)%
Depreciation and amortization	3.4		3.2		(0.2)
General and administrative	2.4		2.1		(0.3)
Other (gains) and charges	—		0.2		0.2
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 0.5%, due to 1.0% from menu pricing, partially offset by 0.5% of unfavorable commodity costs primarily driven by poultry and dairy.
•Maggiano’s Restaurant labor was favorable 0.7%, due to 0.7% of lower hourly labor, 0.4% of sales leverage, and 0.3% of lower other labor expenses, partially offset by 0.7% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 1.4%, due to 0.8% of higher advertising, 0.5% of higher repairs and maintenance, and 0.5% of higher other restaurant expenses, partially offset by 0.4% of sales leverage.

Twenty-Six Week Period Ended December 25, 2024 compared to December 27, 2023

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 25, 2024	December 27, 2023
Company sales	$257.6	$251.0	$6.6	2.6%
Franchise revenues	0.4	0.3	0.1	33.3%
Total revenues	$258.0	$251.3	$6.7	2.7%
Maggiano’s Total revenues increased 2.7% primarily due to favorable comparable restaurant sales driven by menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 25, 2024		December 27, 2023
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$59.0	22.9%	$59.6	23.7%	$0.6	0.8%
Restaurant labor	78.4	30.4%	80.2	32.0%	1.8	1.6%
Restaurant expenses	72.0	28.0%	68.4	27.2%	(3.6)	(0.8)%
Depreciation and amortization	6.8		6.4		(0.4)
General and administrative	5.4		4.5		(0.9)
Other (gains) and charges	0.4		0.4		—
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 0.8%, due to 1.4% from menu pricing partially offset by 0.5% of unfavorable commodity costs primarily driven by dairy and poultry and 0.1% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 1.6%, due to 1.1% of lower hourly labor, 0.6% of sales leverage, and 0.3% of lower other labor expenses, partially offset by 0.4% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 0.8%, due to 0.6% of higher advertising, 0.4% of higher repairs and maintenance, 0.3% of higher rent, and 0.3% of higher other restaurant expenses, partially offset by 0.4% lower supervision and 0.4% of sales leverage.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2024	December 27, 2023
Net cash provided by operating activities	$281.0	$150.3	$130.7
Net cash provided by operating activities increased due to an increase in operating income partially offset by an increase in payments of interest on the 8.250% notes and income taxes in the current year, and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2024	December 27, 2023
Net cash used in investing activities	$(105.8)	$(86.8)	$(19.0)
Net cash used in investing activities increased compared to the prior year. Increased spend on Chili’s capital maintenance and equipment were partially offset by decreased spend on new restaurant construction.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 25, 2024	December 27, 2023
Net cash used in financing activities	$(225.0)	$(55.9)	$(169.1)
Net cash used in financing activities increased primarily due to increases in net repayments of long-term debt and share repurchase activity in fiscal 2025 compared to fiscal 2024.
Debt
We refinanced our $350.0 million 5.000% notes, which matured in October 2024, through our existing revolving credit facility. During the twenty-six week period ended December 25, 2024, net borrowings of $215.0 million were drawn on the revolving credit facility. As of December 25, 2024, $685.0 million of credit was available under the revolving credit facility.
Our $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of December 25, 2024, our interest rate was 5.94% consisting of SOFR of 4.34% plus the applicable margin and spread adjustment of 1.60%.
As of December 25, 2024, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2025.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program during fiscal 2022. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the twenty-six week period ended December 25, 2024, we repurchased 1.2 million shares of our common stock for $85.2 million, including 1.0 million shares purchased for $76.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 25, 2024, approximately $107.0 million of share repurchase authorization remains under the current share repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of December 25, 2024, $215.0 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of December 25, 2024 would result in an additional $2.2 million of annual interest expense.
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

INTERNAL CONTROL OVER FINANCIAL REPORTING
During the thirteen week period ended December 25, 2024, we implemented a new ERP system, which replaced a legacy system where a significant portion of our transactions were originated, processed and, or recorded. We updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes. While we believe that this new system will enhance our internal control over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.
Except for this system implementation, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended December 25, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2024, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, operations, technology and assets, and our financial performance; the impact of competition, including competitors employing our same strategies or discounting their offerings; changes in consumer preferences, including shifts in their brand preferences; consumer perception of food safety; reduced consumer discretionary spending; governmental regulations; the effectiveness of the Company's business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media, including the potential governmental ban of platforms used by the Company in its marketing initiatives; reputational damage or unfavorable publicity for our brands, which may result from actions of franchisees not within our control; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; failure to comply with new environmental, social and governance (“ESG”) requirements; failure to achieve any goals, targets or objectives with respect to ESG matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage; and limitations imposed by our credit agreements.

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
During the thirteen week period ended December 25, 2024, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 26, 2024 through October 30, 2024	0.000	$64.40	—	$117.0
October 31, 2024 through November 27, 2024	0.002	105.99	—	117.0
November 28, 2024 through December 25, 2024	0.080	127.73	0.1	107.0
Total	0.082	$127.19	0.1
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 25, 2024, 3,283 shares were tendered by team members at an average price of $114.47.
ITEM 5. OTHER INFORMATION
During the thirteen week period ended December 25, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Amended and Restated Bylaws of Registrant(2)
10(a)	Registrant’s Term of Fiscal 2025 Executive Performance Share Retention Plan(3)
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant and President of Chili’s Grill & Bar, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 25, 2024 is formatted in Inline XBRL.
(1)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 28, 1995 and incorporated herein by reference.
(2)Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 26, 2024 and incorporated herein by reference.
(3)Filed as an exhibit to Current Report on Form 8-K dated November 6, 2024 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: January 29, 2025	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: January 29, 2025	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)