Form 10-Q
period 2025-03-26
BRINKER INTERNATIONAL, INC
filed 2025-04-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 24, 2025: 44,451,153 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024
Revenues
Company sales	$1,413.0	$1,108.9	$3,886.4	$3,174.6
Franchise revenues	12.1	11.4	35.9	32.3
Total revenues	1,425.1	1,120.3	3,922.3	3,206.9
Operating costs and expenses
Food and beverage costs	353.1	277.8	981.3	809.7
Restaurant labor	452.2	370.6	1,250.6	1,074.8
Restaurant expenses	340.9	303.4	979.2	888.9
Depreciation and amortization	54.7	42.6	148.7	125.8
General and administrative	58.3	46.1	163.2	131.7
Other (gains) and charges	9.0	9.9	30.0	19.5
Total operating costs and expenses	1,268.2	1,050.4	3,553.0	3,050.4
Operating income	156.9	69.9	369.3	156.5
Interest expenses	13.2	16.2	42.2	49.9
Other income, net	(0.1)	(0.2)	(0.7)	(0.3)
Income before income taxes	143.8	53.9	327.8	106.9
Provision for income taxes	24.7	5.2	51.7	8.9
Net income	$119.1	$48.7	$276.1	$98.0

Basic net income per share	$2.68	$1.10	$6.19	$2.21

Diluted net income per share	$2.56	$1.08	$5.96	$2.17

Basic weighted average shares outstanding	44.4	44.3	44.6	44.4

Diluted weighted average shares outstanding	46.4	45.2	46.4	45.2

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$(0.2)	$(0.3)	$(0.2)
Comprehensive income	$119.2	$48.5	$275.8	$97.8
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 26, 2025	June 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$17.5	$64.6
Accounts receivable, net	57.5	60.6
Inventories	35.1	34.5
Restaurant supplies	55.2	53.8
Prepaid expenses	21.2	20.6
Income taxes receivable	2.6	—
Total current assets	189.1	234.1
Property and equipment, at cost
Land	44.8	41.6
Buildings and leasehold improvements	1,723.1	1,670.2
Furniture and equipment	826.3	830.6
Construction-in-progress	116.6	41.0
	2,710.8	2,583.4
Less accumulated depreciation and amortization	(1,771.6)	(1,703.7)
Net property and equipment	939.2	879.7
Other assets
Operating lease assets	1,075.7	1,095.2
Goodwill	194.5	194.8
Deferred income taxes, net	101.3	113.9
Intangibles, net	18.1	19.9
Other	54.0	55.5
Total other assets	1,443.6	1,479.3
Total assets	$2,571.9	$2,593.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185.6	$160.6
Gift card liability	59.5	64.8
Accrued payroll	148.2	130.8
Operating lease liabilities	117.9	114.1
Other accrued liabilities	150.5	144.7
Income taxes payable, net	5.9	7.3
Total current liabilities	667.6	622.3
Long-term debt and finance leases, less current installments	518.3	786.3
Long-term operating lease liabilities, less current portion	1,058.7	1,084.5
Other liabilities	68.3	60.6
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.4 million shares outstanding at March 26, 2025 and 60.3 million shares issued and 45.0 million shares outstanding at June 26, 2024)	6.0	6.0
Additional paid-in capital	711.6	707.8
Accumulated other comprehensive loss	(6.6)	(6.3)
Retained earnings (Accumulated deficit)	79.5	(196.6)
Treasury stock, at cost (15.9 million shares at March 26, 2025, and 15.3 million shares at June 26, 2024)	(531.5)	(471.5)
Total shareholders’ equity	259.0	39.4
Total liabilities and shareholders’ equity	$2,571.9	$2,593.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Cash flows from operating activities
Net income	$276.1	$98.0
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	148.7	125.8
Stock-based compensation	23.1	16.5
Deferred income taxes, net	12.6	(12.9)
Non-cash other (gains) and charges	11.6	10.1
Net loss on disposal of assets	8.6	3.2
Other	1.9	2.1
Changes in assets and liabilities:
Accounts receivable, net	2.2	11.6
Inventories	(1.1)	1.5
Restaurant supplies	(2.0)	(0.4)
Prepaid expenses	0.1	(9.0)
Income taxes	(4.4)	2.5
Operating lease assets, net of liabilities	(2.0)	(2.9)
Other assets	(0.3)	(0.4)
Accounts payable	8.8	26.7
Gift card liability	(5.2)	(7.0)
Accrued payroll	17.7	5.4
Other accrued liabilities	(8.6)	7.8
Other liabilities	5.2	1.8
Net cash provided by operating activities	493.0	280.4
Cash flows from investing activities
Payments for property and equipment	(185.4)	(140.9)
Proceeds from note receivable	—	1.3
Proceeds from sale of assets	—	0.9
Insurance recoveries	—	0.7
Net cash used in investing activities	(185.4)	(138.0)
Cash flows from financing activities
Borrowings on revolving credit facility	670.0	304.0
Payments on revolving credit facility	(580.0)	(414.0)
Payments on long-term debt	(366.3)	(14.4)
Purchases of treasury stock	(86.3)	(25.6)
Proceeds from issuance of treasury stock	8.0	8.9
Payments for debt issuance costs	(0.1)	(0.7)
Payments of dividends	—	(0.2)
Net cash used in financing activities	(354.7)	(142.0)
Net change in cash and cash equivalents	(47.1)	0.4
Cash and cash equivalents at beginning of period	64.6	15.1
Cash and cash equivalents at end of period	$17.5	$15.5
Supplemental disclosure of cash flow information:
Income taxes paid, net	$43.4	$19.2
Interest paid, net of amounts capitalized	51.7	38.7
Accrued capital expenditures	30.4	10.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In millions)

	Thirty-Nine Week Period Ended March 26, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7
Net income	—	—	118.5	—	—	118.5
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	7.2	—	—	—	7.2
Purchases of treasury stock	—	(0.3)	—	(10.1)	—	(10.4)
Issuances of treasury stock	—	(0.3)	—	4.3	—	4.0
Balances at December 25, 2024	$6.0	$704.5	$(39.6)	$(532.7)	$(6.7)	$131.5
Net income	—	—	119.1	—	—	119.1
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	8.8	—	—	—	8.8
Purchases of treasury stock	—	(0.8)	—	(0.3)	—	(1.1)
Issuances of treasury stock	—	(0.9)	—	1.5	—	0.6
Balances at March 26, 2025	$6.0	$711.6	$79.5	$(531.5)	$(6.6)	$259.0

See accompanying Notes to Consolidated Financial Statements (Unaudited)

	Thirty-Nine Week Period Ended March 27, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 28, 2023	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	7.2	—	—	7.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	5.7	—	—	—	5.7
Purchases of treasury stock	—	(0.2)	—	(24.5)	—	(24.7)
Issuances of treasury stock	—	(11.7)	—	11.7	—	—
Balances at September 27, 2023	$6.0	$683.8	$(344.7)	$(495.2)	$(6.2)	$(156.3)
Net income	—	—	42.1	—	—	42.1
Other comprehensive income	—	—	—	—	0.2	0.2
Stock-based compensation	—	4.4	—	—	—	4.4
Purchases of treasury stock	—	(0.1)	—	(0.3)	—	(0.4)
Issuances of treasury stock	—	(1.1)	—	1.6	—	0.5
Balances at December 27, 2023	$6.0	$687.0	$(302.6)	$(493.9)	$(6.0)	$(109.5)
Net income	—	—	48.7	—	—	48.7
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	6.4	—	—	—	6.4
Purchases of treasury stock	—	(0.2)	—	(0.3)	—	(0.5)
Issuances of treasury stock	—	0.2	—	8.2	—	8.4
Balances at March 27, 2024	$6.0	$693.4	$(253.9)	$(486.0)	$(6.2)	$(46.7)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 26, 2025 and June 26, 2024, and for the thirteen and thirty-nine week periods ended March 26, 2025 and March 27, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 26, 2025, we owned, operated or franchised 1,626 restaurants, consisting of 1,163 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 other countries and two United States territories.
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
The following table reflects the changes in deferred franchise and development fees between June 26, 2024 and March 26, 2025:

Deferred Franchise and Development Fees
Balance as of June 26, 2024	$9.7
Additions	1.1
Amount recognized to Franchise revenues	(1.1)
Balance as of March 26, 2025	$9.7
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 26, 2025:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2025	$0.2
2026	0.8
2027	0.8
2028	0.7
2029	0.6
Thereafter	6.6
$9.7

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 26, 2024 and March 26, 2025:

Gift Card Liability
Balance as of June 26, 2024	$64.8
Gift card sales	94.9
Gift card redemptions recognized to Company sales	(91.4)
Gift card breakage recognized to Company sales	(8.6)
Other	(0.2)
Balance as of March 26, 2025	$59.5
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
The carrying amounts of the notes, which are net of unamortized debt issuance costs and discounts, and fair values are as follows:

	March 26, 2025		June 26, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.250% notes	$345.8	$371.1	$345.2	$367.8
5.000% notes(1)	—	—	349.8	349.6
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
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We record an

Footnote Index
impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen and thirty-nine week periods ended March 26, 2025 and March 27, 2024, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at March 26, 2025 and June 26, 2024, was $18.3 million and $16.6 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 26, 2025	June 26, 2024
Insurance	$34.3	$31.4
Sales tax	26.8	18.4
Current installments of finance lease obligations	24.0	14.1
Property tax	20.5	24.6
Utilities and services	10.6	10.0
Interest	6.8	18.1
Other	27.5	28.1
	$150.5	$144.7
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024
Operating lease cost	$45.8	$45.7	$137.2	$136.9
Variable lease cost	18.0	16.3	51.6	47.4
Finance lease amortization	6.8	3.0	19.3	8.8
Finance lease interest	1.6	1.0	4.7	2.8
Short-term lease cost	0.2	0.1	0.5	0.2
Sublease income	(0.3)	(0.3)	(1.1)	(1.1)
Total lease costs, net	$72.1	$65.8	$212.2	$195.0
Supplemental cash flow information related to leases:

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Operating lease assets obtained in exchange for operating lease liabilities	$65.3	$53.1
Finance lease assets obtained in exchange for finance lease liabilities	17.2	30.7
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of March 26, 2025 and June 26, 2024 was $91.5 million and $93.4 million, respectively.

Footnote Index
6. DEBT
Long-term debt consists of the following:

	March 26, 2025	June 26, 2024
Revolving credit facility	$90.0	$—
8.250% notes	350.0	350.0
5.000% notes(1)	—	350.0
Finance lease obligations	106.5	105.4
Total long-term debt	546.5	805.4
Less: unamortized debt issuance costs and discounts	(4.2)	(5.0)
Total long-term debt, less unamortized debt issuance costs and discounts	542.3	800.4
Less: current installments of long-term debt and finance leases(2)	(24.0)	(14.1)
Total long-term debt, less current portion	$518.3	$786.3
(1)On October 1, 2024, the 5.000% notes matured and were repaid in full using borrowings under our revolving credit facility.
(2)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
In the thirty-nine week period ended March 26, 2025, net borrowings of $90.0 million were drawn on our revolving credit facility. As of March 26, 2025, $810.0 million of credit was available under the revolving credit facility.
The $900.0 million revolving credit facility matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of March 26, 2025, our interest rate was 5.93% consisting of SOFR of 4.33% plus the applicable margin and spread adjustment of 1.60%.
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
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of March 26, 2025, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 8.250% notes.
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 26, 2025 and June 26, 2024, we have outstanding lease guarantees or are secondarily liable for an estimated $13.0 million and $15.7 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2025 through fiscal 2035. In the event of default under a lease by an owner of a divested brand,

Footnote Index
the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure. In the thirty-nine week period ended March 26, 2025 we recorded a $1.5 million charge in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) for lease contingencies.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 26, 2025, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 7 months.
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
On April 17, 2025, the district court heard oral argument on the issue of class certification. Upon conclusion of the hearing, the court indicated it would take the matter under advisement. The parties await the court’s ruling. We believe we have defenses and intend to continue defending the Litigation. As such, as of March 26, 2025, we have concluded that a loss, or range of loss, from this matter is not determinable, therefore, we have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
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
8. INCOME TAXES

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Effective income tax rate	15.8%	8.3%
The federal statutory tax rate was 21.0% for the thirty-nine week periods ended March 26, 2025 and March 27, 2024.
The change in the effective income tax rate in the thirty-nine week period ended March 26, 2025 to the thirty-nine week period ended March 27, 2024 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.

Footnote Index
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
In the thirty-nine week period ended March 26, 2025, we repurchased 1.2 million shares of our common stock for $86.3 million, including 1.0 million shares purchased for $76.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 26, 2025, approximately $107.0 million of share repurchase authorization remains under the current share repurchase program.
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
In November 2024, the Board of Directors approved the 2025 Executive Performance Share Retention Plan and the granting of performance-based restricted share awards to Kevin Hochman, our CEO and President of the Company and President of Chili’s Grill & Bar, and certain other executives of the Company at a total grant date fair value of $25.0 million. Shares earned range from 0% to 200% of the target number of performance shares granted based on the Company’s total shareholder return (“TSR”) over a five-year period from September 26, 2024 through September 25, 2029, relative to the TSR of a peer group of companies as defined. There is a cap on the dollar value of performance shares that may be earned based on a multiple of the target number of performance shares and the Company’s stock price on the grant date. Additionally, vesting is generally contingent upon continuous service during the performance period. Compensation expense for these performance shares is recorded to General and administrative expenses on a straight-line basis over the vesting period based on the fair value of the shares as determined by Monte Carlo simulation on the date of grant.
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Restricted share awards
Restricted share awards granted	0.6	0.6
Weighted average fair value per share	$86.47	$33.60

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

Footnote Index
stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024
Basic weighted average shares outstanding	44.4	44.3	44.6	44.4
Dilutive stock options	0.1	0.1	0.1	0.1
Dilutive restricted shares	1.9	0.8	1.7	0.7
Total dilutive impact	2.0	0.9	1.8	0.8
Diluted weighted average shares outstanding	46.4	45.2	46.4	45.2

Awards excluded due to anti-dilutive effect	—	0.1	—	0.6
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024
Litigation & claims, net	$2.5	$2.0	$11.1	$5.2
Enterprise system implementation costs	2.4	3.3	12.0	7.4
Severance and other benefit charges	2.0	0.4	2.3	0.5
Lease contingencies	1.5	0.3	1.5	0.8
Restaurant closure asset write-offs and charges	0.8	4.0	2.3	4.8
Loss from natural disasters, net (of insurance recoveries)	—	—	0.7	(0.4)
Lease modification gain, net	(0.2)	(0.1)	(1.2)	(0.2)
Other	—	—	1.3	1.4
	$9.0	$9.9	$30.0	$19.5
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
•Lease contingencies includes expenses related to certain lease guarantees and sublease receivables for divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 7 - Contingencies for additional information about our secondarily liable lease guarantees.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s restaurants.
•Loss from natural disasters, net (of insurance recoveries) in the current year consists of costs incurred related to Hurricane Helene and Hurricane Milton.
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
Company sales for each segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery service fee income, digital entertainment revenues, merchandise income, and are net of gift card discounts from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees, and gift card equalization.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions amongst our operating segments.
Our chief operating decision maker uses Operating income as the measure for assessing performance of our segments. Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the periods presented primarily include restaurant rent, repairs and maintenance, advertising, supplies, delivery fees, utilities, payment processing fees, and workers’ compensation and general liability insurance.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 26, 2025
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,292.2	$120.8	$—	$1,413.0
Franchise revenues	11.9	0.2	—	12.1
Total revenues	1,304.1	121.0	—	1,425.1

Food and beverage costs	324.5	28.6	—	353.1
Restaurant labor	413.1	39.1	—	452.2
Restaurant expenses	304.5	35.8	0.6	340.9
Depreciation and amortization	48.9	3.5	2.3	54.7
General and administrative	12.7	2.5	43.1	58.3
Other (gains) and charges	2.7	0.8	5.5	9.0
Total operating costs and expenses	1,106.4	110.3	51.5	1,268.2
Operating income (loss)	197.7	10.7	(51.5)	156.9
Interest expenses	1.3	0.1	11.8	13.2
Other income, net	—	—	(0.1)	(0.1)
Income (loss) before income taxes	$196.4	$10.6	$(63.2)	$143.8

Footnote Index

	Thirteen Week Period Ended March 27, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$988.4	$120.5	$—	$1,108.9
Franchise revenues	11.2	0.2	—	11.4
Total revenues	999.6	120.7	—	1,120.3

Food and beverage costs	249.3	28.5	—	277.8
Restaurant labor	331.3	39.3	—	370.6
Restaurant expenses	268.7	34.6	0.1	303.4
Depreciation and amortization	36.6	3.4	2.6	42.6
General and administrative	10.8	2.4	32.9	46.1
Other (gains) and charges	5.7	0.2	4.0	9.9
Total operating costs and expenses	902.4	108.4	39.6	1,050.4
Operating income (loss)	97.2	12.3	(39.6)	69.9
Interest expenses	0.8	0.1	15.3	16.2
Other income, net	—	—	(0.2)	(0.2)
Income (loss) before income taxes	$96.4	$12.2	$(54.7)	$53.9

	Thirty-Nine Week Period Ended March 26, 2025
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,508.0	$378.4	$—	$3,886.4
Franchise revenues	35.3	0.6	—	35.9
Total revenues	3,543.3	379.0	—	3,922.3

Food and beverage costs	893.7	87.6	—	981.3
Restaurant labor	1,133.1	117.5	—	1,250.6
Restaurant expenses	870.1	107.8	1.3	979.2
Depreciation and amortization	131.2	10.3	7.2	148.7
General and administrative	36.7	7.9	118.6	163.2
Other (gains) and charges	11.8	1.2	17.0	30.0
Total operating costs and expenses	3,076.6	332.3	144.1	3,553.0
Operating income (loss)	466.7	46.7	(144.1)	369.3
Interest expenses	4.2	0.2	37.8	42.2
Other income, net	(0.1)	—	(0.6)	(0.7)
Income (loss) before income taxes	$462.6	$46.5	$(181.3)	$327.8

Footnote Index

	Thirty-Nine Week Period Ended March 27, 2024
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$2,803.1	$371.5	$—	$3,174.6
Franchise revenues	31.8	0.5	—	32.3
Total revenues	2,834.9	372.0	—	3,206.9

Food and beverage costs	721.6	88.1	—	809.7
Restaurant labor	955.3	119.5	—	1,074.8
Restaurant expenses	785.5	103.0	0.4	888.9
Depreciation and amortization	108.3	9.8	7.7	125.8
General and administrative	31.0	6.9	93.8	131.7
Other (gains) and charges	10.3	0.6	8.6	19.5
Total operating costs and expenses	2,612.0	327.9	110.5	3,050.4
Operating income (loss)	222.9	44.1	(110.5)	156.5
Interest expenses	2.5	0.2	47.2	49.9
Other income, net	(0.1)	—	(0.2)	(0.3)
Income (loss) before income taxes	$220.5	$43.9	$(157.5)	$106.9
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 26, 2025 and March 27, 2024, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 26, 2025, we owned, operated or franchised 1,626 restaurants, consisting of 1,163 Company-owned restaurants and 463 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
Maggiano’s - At Maggiano’s, we are focused on making our guests feel special. This warm and generous hospitality creates an environment where guests come together to celebrate birthdays, weddings and many more special occasions. While our dining rooms support the majority of our business, we also offer carry-out and delivery options through partnerships with delivery service providers that have made our restaurants more accessible to guests. Our restaurants also have banquet rooms, a profitable revenue channel, to host large special events, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - During the thirty-nine week period ended March 26, 2025, there were 27 new franchise restaurant openings and two new development agreements. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.

Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 26, 2025 and March 27, 2024, respectively, total full year projected openings in fiscal 2025 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024	Fiscal 2025	March 26, 2025	March 27, 2024
Company-owned restaurants
Chili’s domestic	1	2	2	7	5	1,109	1,122
Chili’s international	—	—	—	—	—	4	4
Maggiano’s domestic	—	—	—	—	—	50	50
Total Company-owned	1	2	2	7	5	1,163	1,176
Franchise restaurants
Chili’s domestic	—	—	2	—	2-3	99	99
Chili’s international	6	2	24	16	27-29	361	341
Maggiano’s domestic	—	—	1	—	1	3	2
Total franchise	6	2	27	16	30-33	463	442
Total restaurants
Chili’s domestic	1	2	4	7	7-8	1,208	1,221
Chili’s international	6	2	24	16	27-29	365	345
Maggiano’s domestic	—	—	1	—	1	53	52
Total	7	4	29	23	35-38	1,626	1,618
During the third quarter of fiscal 2025, the Company acquired land and building valued at $3.1 million and $8.0 million, respectively, associated with four Company-owned restaurants that were previously leased. As of March 26, 2025, we own property for 54 of the 1,163 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $44.8 million and buildings of $19.0 million.
Revenues
Thirteen and Thirty-Nine Week Periods Ended March 26, 2025 compared to March 27, 2024
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, gift card breakage, delivery service fee income, digital entertainment revenues, merchandise income, and are net of gift card discounts from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and gift card equalization.

The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 27, 2024	$999.6	$120.7	$1,120.3
Change from:
Comparable restaurant sales	304.5	0.4	304.9
Restaurant openings	8.1	—	8.1
Digital entertainment revenues	0.8	—	0.8
Delivery service fee income	0.4	—	0.4
Gift card discounts	(0.2)	—	(0.2)
Gift card breakage	(0.9)	(0.1)	(1.0)
Restaurant closures	(8.9)	—	(8.9)
Company sales	303.8	0.3	304.1
Franchise revenues(1)	0.7	—	0.7
Thirteen Week Period Ended March 26, 2025	$1,304.1	$121.0	$1,425.1

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 27, 2024	$2,834.9	$372.0	$3,206.9
Change from:
Comparable restaurant sales	708.6	7.3	715.9
Restaurant openings	26.8	—	26.8
Digital entertainment revenues	1.7	—	1.7
Delivery service fee income	0.8	0.1	0.9
Merchandise income	0.1	—	0.1
Gift card breakage	(2.2)	(0.2)	(2.4)
Maggiano's banquet income	—	(0.3)	(0.3)
Restaurant closures	(30.9)	—	(30.9)
Company sales	704.9	6.9	711.8
Franchise revenues(1)	3.5	0.1	3.6
Thirty-Nine Week Period Ended March 26, 2025	$3,543.3	$379.0	$3,922.3
(1)Franchise revenues increased in the thirteen and thirty-nine week periods ended March 26, 2025 compared to March 27, 2024 primarily because of higher royalties. Our Chili’s and Maggiano’s franchisees generated sales of approximately $237.4 million and $5.0 million and $700.1 million and $12.2 million respectively for the thirteen and thirty-nine week periods ended March 26, 2025 compared to $216.2 million and $2.9 million and $644.3 million and $8.5 million respectively in sales for the thirteen and thirty-nine week periods ended March 27, 2024.

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 26, 2025 compared to March 27, 2024:

	Percentage Change in the Thirteen Week Period Ended March 26, 2025 versus March 27, 2024
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	28.2%	4.6%	5.9%	17.7%	(1.3)%
Chili’s	31.6%	4.4%	6.3%	20.9%	(1.4)%
Maggiano’s	0.4%	7.3%	1.3%	(8.2)%	—%
Franchise(4)	12.8%
U.S.	24.1%
International	5.8%
Chili’s domestic(5)	31.1%
System-wide(6)	25.9%

	Percentage Change in the Thirty-Nine Week Period Ended March 26, 2025 versus March 27, 2024
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	23.2%	5.5%	4.4%	13.3%	(1.2)%
Chili’s	25.9%	5.3%	4.7%	15.9%	(1.3)%
Maggiano’s	2.0%	8.0%	1.1%	(7.1)%	—%
Franchise(4)	10.1%
U.S.	17.2%
International	5.8%
Chili’s domestic(5)	25.4%
System-wide(6)	21.1%
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

Costs and Expenses
Thirteen Week Period Ended March 26, 2025 compared to March 27, 2024
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$353.1	25.0%	$277.8	25.1%	$(75.3)	0.1%
Restaurant labor	452.2	32.0%	370.6	33.4%	(81.6)	1.4%
Restaurant expenses	340.9	24.1%	303.4	27.4%	(37.5)	3.3%
Depreciation and amortization	54.7		42.6		(12.1)
General and administrative	58.3		46.1		(12.2)
Other (gains) and charges	9.0		9.9		0.9
Interest expenses	13.2		16.2		3.0
Other income, net	(0.1)		(0.2)		(0.1)
As a percentage of Company sales:
•Food and beverage costs were favorable 0.1%, due to 1.1% from menu pricing, partially offset by 0.7% of unfavorable menu item mix and 0.3% of unfavorable commodity costs primarily driven by meat and poultry, partially offset by favorable rebate impact.
•Restaurant labor was favorable 1.4%, due to 4.9% of sales leverage and 0.2% of lower other labor expenses, partially offset by 2.9% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.4% of higher manager bonus.
•Restaurant expenses were favorable 3.3%, due to 4.4% of sales leverage and 0.2% of lower delivery fees, partially offset by 0.4% of higher repairs and maintenance, 0.4% of higher advertising, 0.3% of higher workers' compensation and general liability insurance, and 0.2% of higher rent.
Depreciation and amortization increased $12.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 27, 2024	$42.6
Change from:
Additions for new and existing restaurant assets	6.3
Finance leases(1)	3.8
Corporate assets	0.3
Retirements and fully depreciated restaurant assets	(3.4)
Other	5.1
Thirteen Week Period Ended March 26, 2025	$54.7
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.

General and administrative expenses increased $12.2 million as follows:

General and Administrative
Thirteen Week Period Ended March 27, 2024	$46.1
Change from:
Corporate technology initiatives(1)	2.5
Stock-based compensation(2)	2.5
Payroll expenses	2.1
Professional fees	2.1
Performance-based compensation	1.4
Defined contribution plan employer expenses and other benefits	1.1
Other	0.5
Thirteen Week Period Ended March 26, 2025	$58.3
(1)Corporate technology initiatives increased primarily due to ERP system subscription costs and amortization of software implementation costs.
(2)Stock-based compensation increased primarily due to higher overall equity compensation levels to our officers, including special performance share grants to certain officers in the second quarter of fiscal 2025..
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 26, 2025	March 27, 2024
Litigation & claims, net	$2.5	$2.0
Enterprise system implementation costs	2.4	3.3
Severance and other benefit charges	2.0	0.4
Lease contingencies	1.5	0.3
Restaurant closure asset write-offs and charges	0.8	4.0
Lease modification gain, net	(0.2)	(0.1)
	$9.0	$9.9
Interest expenses decreased $3.0 million primarily due to the lower average outstanding debt balances, partially offset by higher interest on financed leased equipment.

Thirty-Nine Week Period Ended March 26, 2025 compared to March 27, 2024
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$981.3	25.2%	$809.7	25.5%	$(171.6)	0.3%
Restaurant labor	1,250.6	32.2%	1,074.8	33.9%	(175.8)	1.7%
Restaurant expenses	979.2	25.2%	888.9	28.0%	(90.3)	2.8%
Depreciation and amortization	148.7		125.8		(22.9)
General and administrative	163.2		131.7		(31.5)
Other (gains) and charges	30.0		19.5		(10.5)
Interest expenses	42.2		49.9		7.7
Other income, net	(0.7)		(0.3)		0.4
As a percentage of Company sales:
•Food and beverage costs were favorable 0.3%, due to 1.4% from menu pricing, partially offset by 0.7% of unfavorable menu item mix and 0.4% of unfavorable commodity costs primarily driven by poultry and produce.
•Restaurant labor was favorable 1.7%, due to 4.1% of sales leverage and 0.2% of lower other labor expenses, partially offset by 2.0% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.2% of higher manager bonus.
•Restaurant expenses were favorable 2.8%, due to 3.9% of sales leverage and 0.2% of lower delivery fees, partially offset by 0.7% of higher repairs and maintenance, 0.2% of higher advertising, 0.2% of higher workers' compensation and general liability insurance, and 0.2% of higher rent.
Depreciation and amortization increased $22.9 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 27, 2024	$125.8
Change from:
Additions for new and existing restaurant assets	20.1
Finance leases(1)	10.5
Corporate assets	1.8
Retirements and fully depreciated restaurant assets	(14.4)
Other	4.9
Thirty-Nine Week Period Ended March 26, 2025	$148.7
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.

General and administrative expenses increased $31.5 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 27, 2024	$131.7
Change from:
Stock-based compensation(1)	6.6
Performance-based compensation(2)	6.4
Corporate technology initiatives(3)	6.2
Payroll expenses	4.7
Professional fees	3.6
Defined contribution plan employer expenses and other benefits	2.6
Other	1.4
Thirty-Nine Week Period Ended March 26, 2025	$163.2
(1)Stock-based compensation increased primarily due to higher overall equity compensation levels to our officers, including special performance share grants to certain officers in the second quarter of fiscal 2025.
(2)Performance-based compensation increased primarily due to higher expected annual performance compared to target in the current year.
(3)Corporate technology initiatives increased primarily due to ERP system subscription costs and amortization of software implementation costs.
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Enterprise system implementation costs	$12.0	$7.4
Litigation & claims, net	11.1	5.2
Severance and other benefit charges	2.3	0.5
Restaurant closure asset write-offs and charges	2.3	4.8
Lease contingencies	1.5	0.8
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.4)
Lease modification gain, net	(1.2)	(0.2)
Other	1.3	1.4
	$30.0	$19.5
Interest expenses decreased $7.7 million primarily due to the lower average outstanding debt balances, partially offset by higher interest on financed leased equipment.
Income Taxes

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024	March 26, 2025	March 27, 2024
Effective income tax rate	17.2%	9.6%	15.8%	8.3%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 26, 2025 and March 27, 2024.

The change in the effective income tax rate in the thirteen and thirty-nine week periods ended March 26, 2025 to the thirteen and thirty-nine week periods ended March 27, 2024 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit.
Segment Results
Chili’s Segment
Thirteen Week Period Ended March 26, 2025 compared to March 27, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 26, 2025	March 27, 2024
Company sales	$1,292.2	$988.4	$303.8	30.7%
Franchise revenues	11.9	11.2	0.7	6.3%
Total revenues	$1,304.1	$999.6	$304.5	30.5%
Chili’s Total revenues increased by 30.5% primarily due to favorable comparable restaurant sales driven by higher traffic, favorable menu item mix, and menu pricing. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$324.5	25.1%	$249.3	25.2%	$(75.2)	0.1%
Restaurant labor	413.1	32.0%	331.3	33.5%	(81.8)	1.5%
Restaurant expenses	304.5	23.5%	268.7	27.2%	(35.8)	3.7%
Depreciation and amortization	48.9		36.6		(12.3)
General and administrative	12.7		10.8		(1.9)
Other (gains) and charges	2.7		5.7		3.0
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.1%, due to 1.1% from menu pricing, partially offset by 0.8% of unfavorable menu item mix and 0.2% of unfavorable commodity costs primarily driven by meat and poultry, partially offset by favorable rebate impact.
•Chili’s Restaurant labor was favorable 1.5%, due to 5.5% of sales leverage and 0.1% of lower other labor expenses, partially offset by 3.3% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.4% of higher manager bonus.
•Chili’s Restaurant expenses were favorable 3.7%, due to 4.9% of sales leverage and 0.2% of lower delivery fees, partially offset by 0.5% of higher repairs and maintenance, 0.4% of higher advertising, 0.4% of higher workers' compensation and general liability insurance, and 0.1% of higher other restaurant expenses.

Chili’s Depreciation and amortization increased $12.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 27, 2024	$36.6
Change from:
Additions for new and existing restaurant assets	5.7
Finance leases(1)	3.8
Retirements and fully depreciated restaurant assets	(2.5)
Other	5.3
Thirteen Week Period Ended March 26, 2025	$48.9
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.
Chili’s General and administrative increased $1.9 million as follows:

General and Administrative
Thirteen Week Period Ended March 27, 2024	$10.8
Change from:
Performance-based compensation	0.6
Defined contribution plan employer expenses and other benefits	0.5
Payroll expenses	0.4
Stock-based compensation	0.4
Thirteen Week Period Ended March 26, 2025	$12.7
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 26, 2025	March 27, 2024
Litigation & claims, net	$2.0	$1.9
Restaurant closure asset write-offs and charges	0.8	4.0
Lease modification gain, net	(0.2)	(0.1)
Other	0.1	(0.1)
	$2.7	$5.7

Thirty-Nine Week Period Ended March 26, 2025 compared to March 27, 2024

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 26, 2025	March 27, 2024
Company sales	$3,508.0	$2,803.1	$704.9	25.1%
Franchise revenues	35.3	31.8	3.5	11.0%
Total revenues	$3,543.3	$2,834.9	$708.4	25.0%
Chili’s Total revenues increased by 25.0% primarily due to favorable comparable sales driven by higher traffic, menu pricing, and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$893.7	25.5%	$721.6	25.7%	$(172.1)	0.2%
Restaurant labor	1,133.1	32.3%	955.3	34.1%	(177.8)	1.8%
Restaurant expenses	870.1	24.8%	785.5	28.0%	(84.6)	3.2%
Depreciation and amortization	131.2		108.3		(22.9)
General and administrative	36.7		31.0		(5.7)
Other (gains) and charges	11.8		10.3		(1.5)
As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.2%, due to 1.4% from menu pricing, partially offset by 0.9% of unfavorable menu item mix and 0.3% of unfavorable commodity costs primarily driven by poultry and produce.
•Chili’s Restaurant labor was favorable 1.8%, due to 4.7% of sales leverage and 0.2% of lower other labor expenses, partially offset by 2.4% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager bonus, and 0.3% of higher manager salaries.
•Chili’s Restaurant expenses were favorable 3.2%, due to 4.3% of sales leverage and 0.3% lower delivery fees, partially offset by 0.8% of higher repairs and maintenance, 0.2% of higher workers' compensation and general liability insurance, 0.2% of higher rent, and 0.2% of higher other restaurant expenses.
Chili’s Depreciation and amortization increased $22.9 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 27, 2024	$108.3
Change from:
Additions for new and existing restaurant assets	18.3
Finance leases(1)	10.6
Retirements and fully depreciated restaurant assets	(10.9)
Other	4.9
Thirty-Nine Week Period Ended March 26, 2025	$131.2
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.

Chili’s General and administrative increased $5.7 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 27, 2024	$31.0
Change from:
Performance-based compensation	1.8
Stock-based compensation	1.4
Defined contribution plan employer expenses and other benefits	1.4
Payroll expenses	1.0
Other	0.1
Thirty-Nine Week Period Ended March 26, 2025	$36.7
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 26, 2025	March 27, 2024
Litigation & claims, net	$8.6	$4.9
Restaurant closure asset write-offs and charges	2.3	4.8
Loss from natural disasters, net (of insurance recoveries)	0.7	(0.4)
Lease modification gain, net	(1.2)	(0.2)
Other	1.4	1.2
	$11.8	$10.3

Maggiano’s Segment
Thirteen Week Period Ended March 26, 2025 compared to March 27, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 26, 2025	March 27, 2024
Company sales	$120.8	$120.5	$0.3	0.2%
Franchise revenues	0.2	0.2	—	—%
Total revenues	$121.0	$120.7	$0.3	0.2%
Maggiano’s Total revenues increased 0.2% primarily due to favorable comparable restaurant sales driven by menu pricing and favorable menu item mix, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$28.6	23.7%	$28.5	23.7%	$(0.1)	—%
Restaurant labor	39.1	32.4%	39.3	32.6%	0.2	0.2%
Restaurant expenses	35.8	29.6%	34.6	28.7%	(1.2)	(0.9)%
Depreciation and amortization	3.5		3.4		(0.1)
General and administrative	2.5		2.4		(0.1)
Other (gains) and charges	0.8		0.2		(0.6)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were flat, due to 1.2% from menu pricing, partially offset by 0.9% of unfavorable commodity costs primarily driven by poultry, dairy, and seafood and 0.3% unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 0.2%, due to 0.3% of lower hourly labor, 0.2% of lower manager bonus, and 0.2% of lower other labor expenses, partially offset by 0.5% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 0.9%, due to 0.6% of higher advertising and 0.5% of higher repairs and maintenance, partially offset by 0.1% of sales leverage and 0.1% of lower other restaurant expenses.

Thirty-Nine Week Period Ended March 26, 2025 compared to March 27, 2024

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 26, 2025	March 27, 2024
Company sales	$378.4	$371.5	$6.9	1.9%
Franchise revenues	0.6	0.5	0.1	20.0%
Total revenues	$379.0	$372.0	$7.0	1.9%
Maggiano’s Total revenues increased 1.9% primarily due to favorable comparable restaurant sales driven by menu pricing and favorable menu item mix, partially offset by lower traffic. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 26, 2025		March 27, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$87.6	23.2%	$88.1	23.7%	$0.5	0.5%
Restaurant labor	117.5	31.1%	119.5	32.2%	2.0	1.1%
Restaurant expenses	107.8	28.5%	103.0	27.7%	(4.8)	(0.8)%
Depreciation and amortization	10.3		9.8		(0.5)
General and administrative	7.9		6.9		(1.0)
Other (gains) and charges	1.2		0.6		(0.6)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 0.5%, due to 1.4% from menu pricing, partially offset by 0.8% of unfavorable commodity costs primarily driven by dairy and poultry and 0.1% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 1.1%, due to 0.9% of lower hourly labor, 0.3% of lower other labor expenses, and 0.2% of sales leverage, partially offset by 0.3% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 0.8%, due to 0.6% of higher advertising, 0.4% of higher repairs and maintenance, 0.3% of higher rent, partially offset by 0.3% of lower other restaurant expenses and 0.2% of sales leverage.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 26, 2025	March 27, 2024
Net cash provided by operating activities	$493.0	$280.4	$212.6
Net cash provided by operating activities increased due to an increase in operating income partially offset by an increase in payments of income taxes and interest on the 8.250% notes in the current year, and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 26, 2025	March 27, 2024
Net cash used in investing activities	$(185.4)	$(138.0)	$(47.4)
Net cash used in investing activities increased compared to the prior year primarily due to increased spend on Chili’s equipment and capital maintenance.
Cash Flows from Financing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 26, 2025	March 27, 2024
Net cash used in financing activities	$(354.7)	$(142.0)	$(212.7)
Net cash used in financing activities increased primarily due to increases in net repayments of long-term debt and share repurchase activity in fiscal 2025 compared to fiscal 2024.
Debt
We refinanced our $350.0 million 5.000% notes, which matured in October 2024, through our existing revolving credit facility. During the thirty-nine week period ended March 26, 2025, net borrowings of $90.0 million were drawn on the revolving credit facility. As of March 26, 2025, $810.0 million of credit was available under the revolving credit facility.
Our $900.0 million revolving credit facility, as amended, matures on August 18, 2026 and bears interest at a rate of SOFR plus an applicable margin of 1.60% to 2.35% and an undrawn commitment fee of 0.25% to 0.35%, both based on a function of our debt-to-cash-flow ratio. As of March 26, 2025, our interest rate was 5.93% consisting of SOFR of 4.33% plus the applicable margin and spread adjustment of 1.60%.
As of March 26, 2025, we were in compliance with our covenants pursuant to the $900.0 million revolving credit facility and under the terms of the indentures governing our 8.250% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2025.
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
In the thirty-nine week period ended March 26, 2025, we repurchased 1.2 million shares of our common stock for $86.3 million, including 1.0 million shares purchased for $76.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 26, 2025, approximately $107.0 million of share repurchase authorization remains under the current share repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of March 26, 2025, $90.0 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of March 26, 2025 would result in an additional $0.9 million of annual interest expense.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended March 26, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended March 26, 2025, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 26, 2024 through January 29, 2025	—	$—	—	$107.0
January 30, 2025 through February 26, 2025	0.002	166.28	—	107.0
February 27, 2025 through March 26, 2025	0.006	143.47	—	107.0
Total	0.008	$147.53	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 26, 2025, 7,674 shares were tendered by team members at an average price of $147.53.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On March 6, 2025, Kevin D. Hochman, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the plan Mr. Hochman may sell up to 110,000 shares. The plan will terminate on the earlier of February 17, 2026, or completion of all orders relating to trades specified in the plan.
Mr. Hochman entered into the trading plan for financial planning purposes, principally to diversify the high percentage of his family wealth concentrated in the Company’s stock. Prior to the first transaction under the plan, Mr. Hochman’s Company holdings plus unvested restricted stock units are expected to exceed 260,000 shares based on current performance and vesting schedules. Mr. Hochman will also have 327,190 unvested performance shares, not including any new annual grant expected to be made in August 2025. At all times after the transactions under his trading plan, Mr. Hochman is expected to far exceed the Company’s stock ownership guideline of six times his annual salary.
The Rule 10b5-1 trading arrangement described above was adopted and pre-cleared in accordance with the Company’s policies and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 26, 2025 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: April 29, 2025	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc.
and President of Chili’s Grill & Bar
(Principal Executive Officer)

Date: April 29, 2025	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)