Form 10-K
period 2025-06-25
BRINKER INTERNATIONAL, INC
filed 2025-08-15
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,062,491,814
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2025
Common Stock, $0.10 par value	44,498,111 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating for our 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All forward-looking statements are made only based on our current plans and expectations as of the date such statements are made, and we undertake no obligation to update forward-looking statements to reflect events or circumstances arising after the date such statements are made. Forward-looking statements are neither predictions nor guarantees of future events or performance and are subject to risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, operations, technology and assets, and our financial performance; the impact of current and potential tariffs and trade barriers; the impact of competition, including competitors employing our same strategies or discounting their offerings; changes in consumer preferences, including shifts in their brand preferences; consumer perception of food safety; reduced consumer discretionary spending; governmental regulations; the effectiveness of the Company's business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media, including the potential governmental ban of platforms used by the Company in its marketing initiatives; reputational damage or unfavorable publicity for our brands, which may result from actions of franchisees not within our control; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; our pursuit of or failure to comply with new environmental, sustainability requirements; our pursuit of or failure to achieve any goals, targets or objectives with respect to sustainability matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage; and limitations imposed by our credit agreements; as well as the risks and uncertainties described in Part I, Item 1A. Risk Factors and uncertainties that generally apply to all businesses.
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
References to “fiscal” or “fiscal year” are to the fiscal year ended of the applicable year. For example, fiscal 2025 refers to the fiscal year ended June 25, 2025.
Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 50 years and enjoys a global presence with restaurants in the United States, 27 other countries and two United States territories. Whether domestic or international, or franchised, Chili’s is dedicated to delivering delicious and craveable food with value-centric offerings such as “3 for Me” starting at only $10.99, as well as dining experiences in a vibrant atmosphere intended to make everyone feel special.
Our menu features bold, Southwest inspired American favorites, and Chili’s has built a reputation for big mouth burgers, sizzling fajitas, crispy Chicken Crispers®, hand-shaken margaritas, and the social-media-famous Triple Dipper. We believe our focus on these five core equities, simplifying our menu, being intentional about our fun laid-back Chilihead culture, and maintaining our strong Chilihead hospitality allow Chili’s to differentiate its high-quality food and service from other casual dining restaurants.
In fiscal 2025, entrée selections at our Company-owned restaurants ranged in average menu price from $10.76 to $30.26. Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2025 was $4.5 million, and the average revenue per meal, including alcoholic beverages, was approximately $21.90 per guest. Food and non-alcoholic beverage sales accounted for 90.7% of Chili’s Company sales in fiscal 2025 with alcoholic beverage sales accounting for the remainder.
Maggiano’s Little Italy
Maggiano’s is a full-service, national, polished casual restaurant brand offering Italian-American cuisine. With a passion for making people feel special, the brand is known for catering to special occasions and large parties. Each Maggiano’s location is uniquely designed and features open dining rooms with fresh flowers, warm carpets and soft lighting, and most locations feature designated banquet facilities and all offer catering for large parties at homes or local businesses. Our full carryout menu is also available for pick up or delivered through third-party delivery providers. Each Maggiano’s has an executive chef preparing authentic recipes from scratch ingredients. Dishes are served in abundant portions both à la carte and family style. Maggiano’s offers a full range of lunch and dinner options, complimented by a premium wine list and handcrafted cocktails.
In fiscal 2025, entrée selections ranged in menu price from $15.50 to $51.00. Our average annual sales per Maggiano’s restaurant in fiscal 2025 was $9.9 million and the average revenue per meal, including alcoholic beverages, was approximately $39.06 per guest. Sales from events at our banquet facilities made up 14.7% and 14.9% of Maggiano’s Company sales in fiscal 2025 and 2024, respectively. Food and non-alcoholic beverage sales accounted for 86.9% of Maggiano’s Company sales for fiscal 2025 with alcoholic beverage sales accounting for the remainder.
Business Strategy
We are committed to strategies and a Company culture that we believe will grow sales, increase profits, bring back guests and engage team members. Our strategies and culture are intended to strengthen our position in casual dining and grow our core business over time.
Chili’s
Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks, and Chilihead hospitality. We are making work at Chili’s easier, more fun and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers, margaritas, and the Triple Dipper. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
We are improving our hospitality by scheduling more team members per shift to serve our guests and by improving systems and technology that can help with our order accuracy and guest experience. Another priority is having clean and well-maintained restaurants that provide an inviting atmosphere for team members to work and guests to dine.
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me” platform allows guests to enjoy a non-alcoholic drink, an appetizer and certain entrées starting at just $10.99. We believe our value offerings will continue to be an important traffic driver in the current economic circumstances, and we will continue to highlight this value in our marketing efforts. We have increased menu pricing in other areas in light of the inflationary challenges, and we have also improved menu offerings to incentivize our guests to purchase higher-priced items.
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
In dining rooms, we use tabletop devices with functionality for guests to pay at the table, provide guest feedback and interact with our My Chili’s® program. Our My Chili’s program offers free chips and salsa or a non-alcoholic beverage to members any time they visit our restaurants and allows us to communicate and advertise to our guests through email and text. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests.
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
Company Development
During fiscal 2025, we continued to develop our restaurant brands domestically through the opening of new Company-owned restaurants in strategically desirable markets. We concentrate on development within certain identified markets that we believe are most likely to improve our competitive position and achieve the desired level of market share, profitability, and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also in smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports) that can adequately support our restaurant brands.
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
The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and our capacity to supervise construction and efficiently staff our restaurant openings. The following table illustrates the Company-owned restaurants opened during fiscal 2025 and the projected openings for fiscal 2026. The fiscal 2026 projections remain subject to change:

	Fiscal 2025	Fiscal 2026
	Fiscal Year Openings	Projected Openings
Chili’s domestic	5	7
We periodically evaluate the financial performance of Company-owned restaurants to assess whether performance has fallen below our minimum standards. In the event that a restaurant’s financial performance falls below expectations, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating, and marketing enhancements unique to each restaurant’s situation. In some cases, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as cash flow and area demographic trends, do not support relocation. The Company plans to relocate one Maggiano's in fiscal 2026.
During fiscal 2025, we permanently closed 13 Company-owned Chili’s and one Company-owned Maggiano’s restaurants that were performing below our standards or we were unable to negotiate additional lease terms for such location. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
Franchise Development
We pursue expansion through the development of our franchisees. The following table illustrates the franchise-operated restaurants opened during fiscal 2025 and the projected openings for fiscal 2026. The fiscal 2026 projected openings remain subject to change.

	Fiscal 2025	Fiscal 2026
	Fiscal Year Openings	Projected Openings
Franchise-operated restaurants
Chili’s domestic	3	2-4
Chili’s international	30	24-28
Maggiano’s domestic	1	—
Total openings	34	26-32
The following table illustrates the percentages of domestic, international, and overall franchise-operated restaurants in relation to the total Company-owned and franchise-operated restaurants as of June 25, 2025, by restaurant brand:

	Percentage of Franchise-Operated Restaurants
	Domestic(1)	International(2)	Overall(3)
Chili’s	8.2%	99.0%	29.4%
Maggiano’s	5.8%	—%	5.8%
(1)Domestic franchise-operated restaurants as a percentage of total domestic restaurants.

(2)International franchise-operated restaurants as a percentage of total international restaurants.
(3)Franchise-operated restaurants (domestic and international) as a percentage of total system-wide restaurants.
International Franchises
Our international growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 25, 2025, we have 18 active development arrangements. During fiscal 2025, we opened 30 new locations, and we entered into two new development arrangements, both with new franchise partners. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. Our international agreements provide for development fees and initial franchise fee revenues in addition to subsequent royalty fee revenues based on the gross sales of each restaurant. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
As of June 25, 2025, no active domestic development arrangements existed. Similar to our international agreements, a typical domestic franchise agreement provides for initial franchise fees revenues in addition to subsequent royalty and advertising fee revenues based on the gross sales of each restaurant. We remain committed to supporting the growth of our franchisees in existing territories.
Restaurant Management
Our Chili’s and Maggiano’s brands have separate designated teams who support each brand, including operations, brand recruiting, finance, marketing, culinary innovation and franchise. We believe these strategic, brand-focused teams foster the identities of the individual and uniquely positioned brands. To maximize efficiencies, brands continue to utilize common and shared infrastructure, including, among other services, information technology, human capital management, accounting, legal, purchasing, and restaurant development.
At the restaurant level, management structure varies by brand. A typical restaurant is led by a management team including a general manager and two to three additional managers; and for Maggiano’s, an executive chef partner with an additional two to three chefs. Each Chili’s restaurant is overseen by a Director of Operations and Vice President of Operations, collectively “Regional Management”, who directly or indirectly report to our Chief Operating Officer. Each Maggiano’s restaurant is overseen by a Director of Operations and Regional Operations Chef, collectively “Regional Management”, who directly or indirectly report to our Vice President of Operations. The level of restaurant supervision depends upon the operating complexity and traffic of individual locations. We believe there is a high correlation between the quality of restaurant management and the long-term success of a brand. In that regard, we encourage longer tenure at all management positions through various short and long-term incentive programs, which may include equity ownership. These programs, coupled with a general management philosophy emphasizing quality of life, have enabled us to attract and retain key team members.
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
Supply Chain and Quality Assurance
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to promote serving high-quality products in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Although we have not experienced significant supply chain disruptions given recent market conditions, we have experienced limited product shortages in our supply chain.
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
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are Millennial families and Gen Z – both of which desire quality food, abundant value and a service experience that allows them to connect with family and friends. These two cohorts represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. In order to reach these audiences, we updated our strategy in fiscal 2023 to include significant investments in television, streaming, digital video and social media. In fiscal 2024 and fiscal 2025, we have continued various advertising campaigns on several platforms that highlight our different value offerings.
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
Sustainability
Building sustainable value for all of our stakeholders has always been a key part of our business strategy. Our ability to sustainably deliver profits to shareholders is built on a foundation of our mission of investing in and caring for all of our team members, safely serving great quality food to our guests and acting responsibly in all that we do. Our Board’s Governance and Nominating Committee oversees and provides input on the sustainability strategic framework, goals and initiatives, as well as reviews sustainability metrics and results. For more information, please review our Sustainability report on our Sustainability page on our website at www.brinker.com. The contents of the Sustainability report and our website are not incorporated by reference into this Form 10-K.
Human Capital Management
Our employee base as of June 25, 2025, consisted of 83,840 team members, including 667 restaurant support center team members, 5,069 restaurant management team members, with the remainder being hourly team members. Of our hourly team members, approximately 15% are full-time and 85% are part-time employees. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 20 years of experience in the restaurant industry.
For decades, our culture has been built on our purpose of making people feel special, and that starts with our team members. We affectionately call them Brinkerheads, Chiliheads or Maggiano’s Teammates, and we know that when they feel their best, they provide great food and service to our guests. Our motto is “Life is Short, Work Happy” and we believe that attracting, developing, and retaining the best team members is a key component to our culture.
We seek to attract team members with competitive pay and benefits and then support their wellbeing by providing resources and opportunities to help them be their best with our Be Well initiatives. These initiatives are focused around four key areas of wellbeing: career, financial, physical/emotional, and community. In addition to our career development programs, annual fitness reimbursements for salaried team members, 401(k) plan, and free mental health counselling for those enrolled in our benefits plans, we provide resources and opportunities to raise millions of dollars annually for charitable causes.
We strive to help our team members turn their jobs into lasting careers by providing development programs for each of our new managers, managers preparing to become general managers, and general managers preparing to become directors of operations. During fiscal 2025, approximately 87% of our new general managers were promoted from our existing team members.
Our no-cost education program, Best You EDU™, provides GED, associate degree programs, and other educational benefits. Best You EDU is available to all team members on their first day of employment.
Our Board’s Talent and Compensation Committee reviews our talent management strategies and overall organization culture.
Information Technology
We pride ourselves on being innovators in our field, striving to create and procure cutting edge technology to improve the guest experience and create operational efficiencies. We have created and implemented technologies to facilitate a contactless guest experience through apps and tabletop and handheld devices. Our restaurant operators utilize our back office systems for inventory control, forecasting, demand preparation, and productivity. Our service desk supports the needs of both our restaurant support center and each of our restaurants. Our data centers are geographically dispersed, which helps support continuity of our operations and systems. Our systems operate in multiple cloud environments, which gives us ability to scale up infrastructure and provides flexibility for expansion. They are comprised of a combination of internally developed and third-party developed software; our team builds foundational frameworks to integrate and bridge technologies. We believe our information systems are sufficient to support our business and we continually seek to improve our processes based on the strategic and financial priorities of the business.
In fiscal 2025, we implemented a new enterprise resource planning (“ERP”) system that encompasses human capital management to provide our restaurant management and restaurant support teams with the tools necessary to enhance our ability to record and track data, make more effective real-time decisions, and drive process efficiencies.
Trademarks
We have registered, among other marks, “Brinker International”, “Chili’s” and “Maggiano’s” as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain a website with the address of http://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, SEC on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished to the SEC.

In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Corporate Governance Guidelines, Audit Committee Charter, Talent & Compensation Committee Charter, Governance & Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Inc. Code of Conduct - Making People Feel Special, Brinker Reporting and Whistleblower Policy, Foreign Corrupt Practices Act and Anti-Corruption Policy, Policy Governing the Improper Use of Material Nonpublic Information and Trading in Brinker’s Securities, Supplier Code of Conduct, Policy Regarding Shareholder Meetings, and Human Rights Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operations, cash flows or the trading price of our common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
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
•Identify adequate sources of capital to fund and finance strategic initiatives, including re-imaging existing restaurants, new restaurant development, and new restaurant equipment;
•Grow and expand operations, including identifying available, suitable and economically viable locations for new restaurants, or making strategic acquisitions; and
•Improve the speed and quality of our service by simplifying operations.
Changes in consumer preferences may decrease demand for food at our restaurants.
Changing health or dietary preferences and current and new medical treatments may cause consumers to avoid our products in favor of alternative foods and/or to consume less of our products. The food service industry as a whole depends on consumer preferences at the local, regional, national, and international levels. New information or changes in dietary, nutritional or health insurance guidelines, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our Company-owned restaurants and the payments we receive from franchisees.
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
Part of our strategy for growth is dependent on increased sales from guests that want to enjoy our food off-premises. Customers are increasingly using websites and applications, including both our internally developed brand websites and third-party delivery aggregators, to place and pay for their orders. As we become increasingly reliant on digital ordering and payment as a sales channel, our business could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as application-based ordering and brand websites, as well as a user friendly pick up experience. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters. The digital ordering platforms we rely on could experience interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms.
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
Adverse weather conditions, natural disasters, climate change or catastrophic events, such as terrorist acts, can adversely impact restaurant sales. Natural disasters such as earthquakes, tornadoes, hurricanes, and severe adverse weather conditions, climate change and health pandemics, whether occurring in the United States or abroad, can keep customers in the affected area from dining out, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to or closure of restaurants and result in lost opportunities for our restaurants. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be denied or delayed or the proceeds may be insufficient to cover our losses fully. Moreover, we may be unable to obtain or maintain insurance in the amounts and on terms we view as appropriate and favorable for our operations.
The large number of Company-owned restaurants concentrated in Texas, Florida and California makes us susceptible to changes in economic and other trends in those regions.
A high concentration of our Company-owned restaurants are located in Texas, Florida and California comprising 18.9%, 11.8% and 9.2%, respectively, as of June 25, 2025. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, as well as to laws and regulations in these states that have a direct or indirect impact on our operations. Negative publicity, local economic conditions, new local or state laws or regulations, health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations.
The operational success of our franchise system is important to our business and future international growth.
Approximately 29.0% of system-wide restaurants are owned and operated by our franchisees. Our franchise related revenue is not material to our total revenues; however, franchise agreements are designed to require our franchisees to maintain brand consistency and the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our international restaurants are substantially all franchised and our ability to grow internationally is largely dependent on the success of our franchise partners in developing and maintaining new restaurants.
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
We regard our Chili’s® and Maggiano’s® trademarks and other trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other entities. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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
Corporate responsibility matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, and operating results and may damage our reputation.
Companies across all industries are facing stakeholder scrutiny relating to their sustainability practices. Changing consumer preferences may result in increased demands regarding our products and supply chain and their respective environmental and social impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes to our business are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to corporate responsibility and sustainability may also result in investors reconsidering their investment decisions as a result of their or a third party’s assessment of a company’s sustainability practices. Further, concern over climate change and other environmental sustainability matters has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "Anti-ESG" legislation or policies, which may partially or wholly conflict with existing or future legislation, regulations or policies applicable to us. If we fail to achieve any goals, targets, or objectives we may set with respect to corporate responsibility matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards (which are not uniform), including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for sustainability matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, decreased demand from consumers, or a decline in the price of our common shares, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.
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
Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their users and participants post (which may include influencers with large audiences), often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.
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
On a broader scale, shifts in U.S. trade policy and retaliatory measures by global trade partners may lead to widespread economic effects, including increased consumer prices and a reduction in discretionary income. As a result, consumer spending on non-essential categories such as dining out may decline.
We have been adversely impacted by, and may continue to be adversely impacted by, ongoing macroeconomic challenges in the U.S. and other regions of the world where our franchisees operate, including recent labor, commodity, transportation and other inflationary pressures, supply chain disruptions, and military conflicts.
General economic conditions, including inflation and fluctuations in energy costs, and changes in U.S. or global trade policy may continue to increase our operating expenses.
We have in the past experienced, and are currently experiencing, the impacts of economic conditions, including inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs have also increased our operating expenses at regional and national levels, including through suppliers increasing prices due to higher prices for petroleum-based fuels, and as a result, putting pressure on margins. As operating expenses rise, we, to the extent permitted by competition, recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. Changes in U.S. or global trade policy, such as new or increased tariffs on certain food products or other imported goods could further elevate costs, disrupt supply availability, and constrain our ability to protect operating margins through pricing strategies or adjustments in purchasing practices. We cannot ensure we will be able to continue to recover some of the increases in operating expenses due to economic conditions, including inflation, in this manner.
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
Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business. In addition, a significant portion of our restaurant sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, use of artificial intelligence, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
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
As privacy and information security laws and regulations change, or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. As with many public companies, our defenses are under attack regularly. There have been, and will be, minor intrusions from time-to-time. We regularly implement and monitor preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss.
We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, larger scale outages, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Furthermore, as we continue to incorporate technology increasingly into our guests’ experiences, disruptions or performance issues with guest-facing technology or systems could negatively impact the guest experience and counteract the intended benefits of such systems.
Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, loss of productivity, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims.
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
We perform our annual goodwill impairment tests in the second quarter of each fiscal year. Interim goodwill impairment tests are also required when events or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual goodwill impairment test in the second quarter of fiscal 2025 and no indicators of impairment were identified. Additionally, no indicators of impairment were identified through the end of fiscal 2025. This assessment is predicated on our ability to continue to operate dining and banquet rooms and generate off-premise sales at our restaurants. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
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
In connection with our impairment analysis for long-lived assets, we may make certain estimates and projections with respect to individual restaurant future cash flows as well as overall performance. If actual results differ significantly from our estimates and projections, this could result in future impairments that, could adversely impact our results. In fiscal 2025, we recognized $4.6 million of long-lived asset and liquor license impairment charges Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements for more information.
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
We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure this will not occur in the future. For example, regulations by the United States and other foreign governments focused on environmental matters such as climate change, greenhouse gases and water conservation could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.
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
In addition to our internal processes and controls, we engage multiple third-parties to assess the effectiveness of our data security practices, including through an annual risk assessment. We conduct annual cybersecurity audits using a reputable third-party security auditor. A third-party conducts regular network security reviews, scans and audits. We require third-party vendors and service providers to complete a security questionnaire or provide a security compliance report performed by a reputable third-party to assess their risk.
We maintain a Risk Register documenting identified risks, including those from cybersecurity threats, their potential impact, and mitigation strategies. Through our internal audit function, we also perform an annual risk analysis using a risk matrix to prioritize risks based on their potential impact and likelihood.
There can be no guarantee that our policies and procedures will be effective. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. We describe the risks from cybersecurity threats in Item 1A - Risk Factors, “Information and Technology Related Risks”. We believe that risks from prior cybersecurity threats have not materially affected our results of operations or financial condition, including our business strategy, for the periods covered by this Annual Report on Form 10-K.
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

ITEM 2. PROPERTIES
Restaurant Locations
As of June 25, 2025, our system of Company-owned and franchise-operated restaurants included 1,628 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 25, 2025
	Domestic	International	Total
Chili’s
Company-owned	1,109	4	1,113
Franchise	99	364	463
	1,208	368	1,576
Maggiano’s
Company-owned	49	—	49
Franchise	3	—	3
	52	—	52
System-wide	1,260	368	1,628
The square footage of our Company-owned Chili’s and Maggiano’s restaurants ranges between 3,900 to 6,600 square feet and 8,200 to 24,800 square feet, respectively.
Our Chili’s domestic Company-owned and franchise-operated restaurants are located in 49 states. Our franchisees also operate Chili’s restaurants in two United States territories, Guam and Puerto Rico, and 27 other countries: Bahrain, Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Peru, Philippines, Qatar, Saudi Arabia, South Korea, Sri Lanka, Taiwan, Tunisia, and the United Arab Emirates. Our Chili’s international Company-owned restaurants are all located in Canada. Our Maggiano’s Company-owned and franchise-operated restaurants are located in 23 states and Washington, D.C.
As of June 25, 2025, 1,108 of the 1,162 Company-owned restaurant locations are leased, including 765 ground leases and 343 retail leases. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 3 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 7, 2025, there were 311 holders of record of our common stock.
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
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 24, 2020 through June 25, 2025. The graph is based on $100 invested as of June 24, 2020 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Brinker International, Inc.	$100.00	$262.86	$95.24	$153.85	$309.69	$750.83
S&P 500	$100.00	$140.79	$125.85	$150.51	$187.47	$215.89
S&P Restaurants(1)	$100.00	$140.30	$127.89	$165.63	$159.43	$185.53
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., Domino’s Pizza, Inc., DoorDash, Inc., McDonald’s Corp., Starbucks Corp., and Yum! Brands, Inc.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. The Company repurchased 1.0 million shares of our common stock for $76.0 million in fiscal 2025 and 0.7 million shares of our common stock for $21.0 million in fiscal 2024. The Company did not repurchase any shares under the repurchase program in fiscal 2023.

During the thirteen week period ended June 25, 2025, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (2)
March 27, 2025 through April 30, 2025	0.004	$150.42	—	$107.0
May 1, 2025 through May 28, 2025	—	—	—	107.0
May 29, 2025 through June 25, 2025	0.019	173.95	—	$107.0
Total	0.023	$169.91	—
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2025, 23,133 shares were tendered by team members at an average price of $169.91.
(2)Subsequent to fiscal 2025 year end, our Board of Directors authorized an additional $400.0 million under our share repurchase program, allowing for a total available authority of $507.0 million.
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
The following MD&A includes a discussion comparing our results in fiscal 2025 to fiscal 2024. For a discussion comparing our results from fiscal 2024 to fiscal 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2024, filed with the SEC on August 21, 2024.
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2025, Fiscal 2024, and Fiscal 2023 which ended on June 25, 2025, June 26, 2024, and June 28, 2023, respectively, each contained 52 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
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
RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 25, 2025		June 26, 2024
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$5,335.3	99.1%	$4,371.1	99.0%
Franchise revenues	48.9	0.9%	44.0	1.0%
Total revenues	5,384.2	100.0%	4,415.1	100.0%
Operating costs and expenses
Food and beverage costs	1,350.6	25.3%	1,107.6	25.3%
Restaurant labor	1,717.3	32.2%	1,467.3	33.6%
Restaurant expenses	1,333.9	25.0%	1,212.9	27.8%
Depreciation and amortization	206.6	3.8%	170.8	3.9%
General and administrative	222.0	4.1%	183.7	4.2%
Other (gains) and charges	41.8	0.8%	43.2	1.0%
Total operating costs and expenses	4,872.2	90.5%	4,185.5	94.8%
Operating income	512.0	9.5%	229.6	5.2%
Interest expenses	53.1	1.0%	65.0	1.5%
Other income, net	(1.1)	—%	(0.3)	—%
Income before income taxes	460.0	8.5%	164.9	3.7%
Provision (benefit) for income taxes	76.9	1.4%	9.6	0.2%
Net income	$383.1	7.1%	$155.3	3.5%
(1)Food and beverage costs, Restaurant labor and Restaurant expenses are calculated based on a percentage of Company sales. All others are calculated as a percentage of Total revenues.

Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, delivery, gift card breakage, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 26, 2024	$3,919.3	$495.8	$4,415.1
Change from:
Comparable restaurant sales(1)	958.3	7.0	965.3
Restaurant openings	36.3	—	36.3
Maggiano's banquet income	—	(0.3)	(0.3)
Gift card breakage	(1.0)	(0.1)	(1.1)
Merchandise income	0.1	—	0.1
Digital entertainment revenues	2.1	—	2.1
Delivery service fee income	1.0	0.1	1.1
Restaurant closures	(38.0)	(1.3)	(39.3)
Company sales	958.8	5.4	964.2
Franchise revenues(2)	4.8	0.1	4.9
Fiscal year ended June 25, 2025	$4,882.9	$501.3	$5,384.2
(1)Comparable restaurant sales increased due to higher traffic, favorable menu item mix, and menu price increases.
(2)Franchise revenues increased primarily due to higher royalties. Our Chili’s and Maggiano’s franchisees generated sales of approximately $967.4 million and $16.9 million respectively in fiscal 2025 compared to $856.2 million and $11.8 million respectively in fiscal 2024.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2025 compared to fiscal 2024:

	Comparable Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	22.7%	4.8%	4.4%	13.5%	(1.1)%
Chili’s	25.3%	4.5%	4.8%	16.0%	(1.2)%
Maggiano’s	1.5%	7.8%	1.2%	(7.5)%	(0.3)%
Franchise(4)	11.7%
U.S.	19.9%
International	6.8%
Chili’s domestic(5)	25.0%
System-wide(6)	21.0%

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
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 25, 2025		June 26, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,350.6	25.3%	$1,107.6	25.3%	$(243.0)	—%
Restaurant labor	1,717.3	32.2%	1,467.3	33.6%	(250.0)	1.4%
Restaurant expenses	1,333.9	25.0%	1,212.9	27.8%	(121.0)	2.8%
Depreciation and amortization	206.6		170.8		(35.8)
General and administrative	222.0		183.7		(38.3)
Other (gains) and charges	41.8		43.2		1.4
Interest expenses	53.1		65.0		11.9
Other income, net	(1.1)		(0.3)		0.8
As a percentage of Company sales:
•Food and beverage costs were flat, due to 1.5% of favorable menu pricing, offset by 1.1% of unfavorable menu item mix and 0.4% of unfavorable commodity costs driven by poultry, meat, produce, and dairy.
•Restaurant labor was favorable 1.4%, due to 4.0% of sales leverage and 0.2% of lower other labor expenses, partially offset by 2.1% of higher hourly labor driven by increased staffing levels and wage rates, 0.4% of higher manager salaries, and 0.3% of higher manager bonus.
•Restaurant expenses were favorable 2.8%, due to 3.8% of sales leverage and 0.1% of lower other restaurant expenses, partially offset by 0.5% of higher repairs and maintenance, 0.4% of higher advertising, and 0.2% of higher rent.

Depreciation and amortization increased $35.8 million as follows:

Depreciation and Amortization
Fiscal year ended June 26, 2024	$170.8
Change from:
Additions for existing and new restaurant assets	28.0
Finance leases(1)	11.8
Corporate assets	2.2
Retirements and fully depreciated restaurant assets	(14.5)
Other(2)	8.3
Fiscal year ended June 25, 2025	$206.6
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.
(2)Other includes accelerated depreciation of certain equipment over the remaining expected useful life as a result of management’s decision to abandon and replace the equipment.
General and administrative expenses increased $38.3 million as follows:

General and Administrative
Fiscal year ended June 26, 2024	$183.7
Change from:
Corporate technology initiatives(1)	8.6
Payroll expenses	7.4
Performance-based compensation	6.5
Stock-based compensation	5.4
Defined contribution plan employer expenses and other benefits	4.0
Professional fees	3.3
Other	3.1
Fiscal year ended June 25, 2025	$222.0
(1)Corporate technology initiatives increased primarily due to ERP system subscription costs and amortization of software implementation costs.

Other (gains) and charges consisted of the following (for further details refer to Note 13 - Other Gains and Charges):

	Fiscal Years Ended
	June 25, 2025	June 26, 2024
Litigation & claims, net(1)	$22.4	$6.6
Enterprise system implementation costs	14.1	14.0
Restaurant-level impairment charges	4.6	12.3
Restaurant closure asset write-offs and charges	4.1	10.1
Severance and other benefit charges	2.4	0.5
Lease contingencies	1.7	0.8
Gain on sale of assets, net	(0.5)	(2.7)
Loss from natural disasters, net (of insurance recoveries)	(3.7)	(0.4)
Lease modification gain, net	(5.1)	(0.3)
Other	1.8	2.3
	$41.8	$43.2
(1)Litigation & claims, net in the current year primarily relates to legal contingencies, inclusive of certain extraordinary one-time settlements related to employment and intellectual property claims, and alcohol service-related cases.
Interest expenses decreased $11.9 million primarily due to lower average outstanding debt balances, partially offset by higher interest on financed leased equipment.
Income Taxes

	Fiscal Years Ended
	June 25, 2025	June 26, 2024
Effective income tax rate	16.7%	5.8%
The change in the effective income tax rate from fiscal 2024 to fiscal 2025 is primarily due to higher Income before income taxes and the resulting deleverage of the FICA tip tax credit. Refer to Note 9 - Income Taxes for more information.
H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. We are currently evaluating the provisions of the OBBBA to assess their potential impact on our financial position, results of operations and cash flows.

Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 25, 2025	June 26, 2024	Dollars	%
Company sales	$4,834.8	$3,876.0	$958.8	24.7%
Franchise revenues	48.1	43.3	4.8	11.1%
Total revenues	$4,882.9	$3,919.3	$963.6	24.6%
Chili’s Total revenues increased 24.6% primarily due to favorable comparable restaurant sales driven by higher traffic, favorable menu item mix, and menu pricing. Refer to the “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 25, 2025		June 26, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,233.1	25.5%	$990.7	25.5%	$(242.4)	—%
Restaurant labor	1,561.4	32.3%	1,309.0	33.8%	(252.4)	1.5%
Restaurant expenses	1,187.8	24.6%	1,073.2	27.7%	(114.6)	3.1%
Depreciation and amortization	182.5		147.7		(34.8)
General and administrative	50.4		42.8		(7.6)
Other (gains) and charges	23.7		26.9		3.2
As a percentage of Company sales:
•Chili’s Food and beverage costs were flat, due to 1.5% of favorable menu pricing, offset by 1.1% of unfavorable menu item mix, and 0.4% of unfavorable commodity costs driven by higher poultry, meat, produce, and dairy.
•Chili’s Restaurant labor was favorable 1.5%, due to 4.5% of sales leverage, partially offset by 2.3% of higher hourly labor driven by increased staffing levels and wage rates and 0.4% of higher manager salaries and 0.3% of higher manager bonus.
•Chili’s Restaurant expenses were favorable 3.1%, due to 4.2% of sales leverage, partially offset by 0.5% of higher repairs and maintenance, 0.4% of higher advertising, and 0.2% of higher rent.

Chili’s Depreciation and amortization increased $34.8 million as follows:

Depreciation and Amortization
Fiscal year ended June 26, 2024	$147.7
Change from:
Additions for new and existing restaurant assets	25.1
Finance leases(1)	11.9
Retirements and fully depreciated restaurant assets	(10.6)
Other(2)	8.4
Fiscal year ended June 25, 2025	$182.5
(1)Finance lease amortization increased primarily due to new tabletop and tablet devices in our restaurants.
(2)Other includes accelerated depreciation of certain equipment over the remaining expected useful life as a result of management’s decision to abandon and replace the equipment.
Chili’s General and administrative increased $7.6 million as follows:

General and Administrative
Fiscal year ended June 26, 2024	$42.8
Change from:
Performance-based compensation	2.1
Defined contribution plan employer expenses and other benefits	1.9
Payroll expenses	1.4
Stock-based compensation	1.4
Other	0.8
Fiscal year ended June 25, 2025	$50.4
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 13 - Other Gains and Charges):

	Fiscal Years Ended
	June 25, 2025	June 26, 2024
Litigation & claims, net	$20.0	$6.2
Restaurant-level impairment charges	4.6	11.9
Restaurant closure asset write-offs and charges	3.6	10.1
Loss from natural disasters, net (of insurance recoveries)	(3.5)	(0.4)
Lease modification gain, net	(1.6)	(0.3)
Gain on sale of assets, net	(0.5)	(2.6)
Other	1.1	2.0
	$23.7	$26.9

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 25, 2025	June 26, 2024	Dollars	%
Company sales	$500.5	$495.1	$5.4	1.1%
Franchise revenues	0.8	0.7	0.1	14.3%
Total revenues	$501.3	$495.8	$5.5	1.1%
Maggiano’s Total revenues increased 1.1% primarily due to favorable comparable restaurant sales driven by increased menu pricing and favorable menu item mix, partially offset by lower traffic. Refer to the “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 25, 2025		June 26, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$117.5	23.5%	$116.9	23.6%	$(0.6)	0.1%
Restaurant labor	155.9	31.2%	158.3	32.0%	2.4	0.8%
Restaurant expenses	145.3	29.0%	139.2	28.1%	(6.1)	(0.9)%
Depreciation and amortization	14.6		13.1		(1.5)
General and administrative	9.7		10.2		0.5
Other (gains) and charges	(1.8)		0.6		2.4
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 0.1%, due to 1.3% of favorable menu pricing partially offset by 0.8% of unfavorable commodity costs driven by dairy and poultry and 0.4% of unfavorable menu item mix.
•Maggiano’s Restaurant labor was favorable 0.8%, due to 0.5% of lower hourly labor, 0.4% of lower manager bonus, 0.2% of sales leverage, and 0.1% of lower other labor expenses, partially offset by 0.4% of higher manager salaries.
•Maggiano’s Restaurant expenses were unfavorable 0.9%, due to 0.5% of higher advertising, 0.3% of higher repairs and maintenance, 0.3% higher rent, and 0.1% of higher other restaurant expenses, partially offset by 0.3% of sales leverage.
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
Gift Card Revenues Recognition
Proceeds from the sale of gift cards are recorded as deferred revenues and recognized as revenues when the gift cards are redeemed by the holders. Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed and is estimated based on our historical gift card redemption patterns and actuarial estimates. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We recognize breakage income in Company sales in the Consolidated Statements of Comprehensive Income.

We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenues balance accordingly. If actual redemption patterns vary from our estimate, actual gift card breakage income may differ from the amounts recorded. Changing our breakage-rate assumption used to record breakage attributable to gift cards sold in fiscal 2025 by 50 basis points would result in an impact to the Consolidated Statements of Comprehensive Income of approximately $0.6 million on the current year.
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
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are net cash provided by operating activities and borrowings if any, under our $1.0 billion revolving credit facility as further discussed below. Our main requirements for liquidity are to support our working capital, capital expenditures for new and existing restaurants, obligations under our operating leases, and interest payments on our debt. Our operations have typically not required significant working capital. Substantially all of our sales are tendered in cash and cash equivalents, which are received before related trade payables for food and beverage products, supplies, labor and services become due.
Changes in our cash flows from operating, investing and financing activities during fiscal 2025 compared to fiscal 2024 are outlined below.
Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 25, 2025	June 26, 2024
Net cash provided by operating activities	$679.0	$421.9	$257.1
Net cash provided by operating activities increased due to an increase in operating income partially offset by an increase in payments of income taxes and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 25, 2025	June 26, 2024
Net cash used in investing activities	$(263.4)	$(192.2)	$(71.2)
Net cash used in investing activities increased primarily due to new equipment purchases and increased spend on Chili’s capital maintenance.

Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 25, 2025	June 26, 2024
Net cash used in financing activities	$(461.3)	$(180.2)	$(281.1)
Net cash used in financing activities increased primarily due to the payoff of the $350.0 million 5.00% notes and an increase in share repurchases in fiscal 2025 compared to net repayment activity on the revolving credit facility of $161.3 million in fiscal 2024.
Debt
On May 1, 2025, we amended our $900.0 million revolving credit facility to increase the capacity to $1.0 billion. The Company incurred and capitalized $3.6 million of debt issuance costs associated with the revolving credit facility during fiscal 2025, which are included in Other assets in the Consolidated Balance Sheets.
The $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of June 25, 2025, our interest rate was 5.82% consisting of SOFR of 4.32% plus the applicable margin and spread adjustment of 1.50%. As of June 25, 2025, there were no amounts outstanding under the revolving credit facility.
Our $350.0 million 8.25% notes mature July 15, 2030, and require semi-annual interest payments in arrears, on each January 15 and July 15.
In October 2024, the $350.0 million of 5.00% senior notes matured and were repaid in full using borrowings under the revolving credit facility.
As of June 25, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes. Refer to Note 7 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
Share Repurchase Program
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. As part of our share repurchase program, we repurchased 1.0 million shares of our common stock for $76.0 million in fiscal 2025 and 0.7 million shares of our common stock for $21.0 million in fiscal 2024. As of June 25, 2025, we had $107.0 million of authorized repurchases remaining under the share repurchase program.
Subsequent to fiscal 2025 year end, our Board of Directors authorized an additional $400.0 million under our share repurchase program, allowing for a total available authority of $507.0 million.
Dividend Program
There were no dividends declared in fiscal 2025 or fiscal 2024. The Company’s decision to pay dividends in the future is at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board of Directors considers relevant.
Cash Flow Outlook
In light of an unpredictable macroeconomy, including commodity and labor inflation and supply chain disruptions, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business. We continue to assess the macro environment and will adjust our overall approach to capital allocation, including share repurchases, based on market conditions and trends.
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months, including the repayment of current debt obligations.
Future Commitments and Contractual Obligations
Payments due under our contractual obligations for outstanding indebtedness, leases and purchase obligations as of June 25, 2025 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(1)	$—	$—	$—	$350.0	$350.0
Interest(2)	28.9	57.7	57.8	14.4	158.8
Finance leases(3)	22.7	52.5	14.5	27.9	117.6
Operating leases(3)	186.1	334.1	296.3	952.4	1,768.9
Purchase obligations(4)	21.5	22.1	2.5	—	46.1
(1)Long-term debt consists of principal amounts owed on the 8.25% notes which mature on July 15, 2030. As of June 25, 2025, there was no outstanding balance on the $1.0 billion revolving credit facility.
(2)Interest consists of remaining interest payments on the 8.25% fixed rate notes.
(3)Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options.
(4)Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of long-term obligations for software and professional services contracts, as well as non-cancellable insurance premiums, and exclude agreements that are cancellable without significant penalty.
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
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash-flow ratio. As of June 25, 2025, there was no outstanding balance on the revolving credit facility which is our only debt instrument with a variable interest rate.
Commodity Price Risk
We purchase food and other commodities for use in our operations based on market prices established with our suppliers. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease, inclement weather, tariffs, or recent geopolitical unrest, will not cause the prices of the commodities used in our restaurant operations to fluctuate. The aggregate impact of these and other factors contributed to cost inflation in recent years. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BRINKER INTERNATIONAL, INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 25, 2025 and June 26, 2024, the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 25, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 25, 2025 and June 26, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 25, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 15, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of gift card breakage revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, gift card breakage revenue represents the monetary value associated with outstanding gift card balances that will not be redeemed. The Company estimates this amount based on the historical gift card redemption patterns and recognizes the estimated breakage as revenue in proportion to the pattern of related gift card redemptions. The gift card breakage revenue recognized for the year ended June 25, 2025 was $10 million.

We identified the assessment of gift card breakage revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company's assessment of the trends in historical and expected future redemption patterns as well as the actuarial models utilized to update the breakage rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's gift card breakage revenue process. This included controls related to the Company's estimation of the breakage rate, review of the actuarial models used, and the timing of breakage revenue recognition. We assessed breakage revenue by comparing the Company's estimated breakage rate to rates derived from historical redemption data. We evaluated the timing of breakage revenue recognition by analyzing historical redemption patterns and assessing the volume of redemptions subsequent to the period of breakage revenue recognition. We also involved actuarial professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the actuarial models by comparing them to generally accepted actuarial standards.
/s/ KPMG LLP
We have served as the Company’s auditor since 1984.
Dallas, Texas
August 15, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 25, 2025 and June 26, 2024, the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 25, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated August 15, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
August 15, 2025

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
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 25, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 25, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Revenues
Company sales	$5,335.3	$4,371.1	$4,093.2
Franchise revenues	48.9	44.0	40.0
Total revenues	5,384.2	4,415.1	4,133.2
Operating costs and expenses
Food and beverage costs	1,350.6	1,107.6	1,146.3
Restaurant labor	1,717.3	1,467.3	1,389.3
Restaurant expenses	1,333.9	1,212.9	1,097.5
Depreciation and amortization	206.6	170.8	168.5
General and administrative	222.0	183.7	154.5
Other (gains) and charges	41.8	43.2	32.7
Total operating costs and expenses	4,872.2	4,185.5	3,988.8
Operating income	512.0	229.6	144.4
Interest expenses	53.1	65.0	54.9
Other income, net	(1.1)	(0.3)	(1.3)
Income before income taxes	460.0	164.9	90.8
Provision (benefit) for income taxes	76.9	9.6	(11.8)
Net income	$383.1	$155.3	$102.6

Basic net income per share	$8.60	$3.49	$2.33

Diluted net income per share	$8.32	$3.40	$2.28

Basic weighted average shares outstanding	44.6	44.4	44.1

Diluted weighted average shares outstanding	46.1	45.7	45.0

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.1)	$(0.3)	$(0.7)
Comprehensive income	$383.0	$155.0	$101.9
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 25, 2025	June 26, 2024
ASSETS
Current assets
Cash and cash equivalents	$18.9	$64.6
Accounts receivable, net	73.4	60.6
Inventories	35.2	34.5
Restaurant supplies	54.9	53.8
Prepaid expenses	24.6	20.6
Total current assets	207.0	234.1
Property and equipment, at cost
Land	44.9	41.6
Buildings and leasehold improvements	1,755.2	1,670.2
Furniture and equipment	845.3	830.6
Construction-in-progress	71.8	41.0
	2,717.2	2,583.4
Less accumulated depreciation and amortization	(1,764.5)	(1,703.7)
Net property and equipment	952.7	879.7
Other assets
Operating lease assets	1,149.1	1,095.2
Goodwill	194.7	194.8
Deferred income taxes, net	101.4	113.9
Intangibles, net	17.4	19.9
Other	56.3	55.5
Total other assets	1,518.9	1,479.3
Total assets	$2,678.6	$2,593.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$168.5	$160.6
Gift card liability	57.2	64.8
Accrued payroll	156.2	130.8
Operating lease liabilities	114.6	114.1
Other accrued liabilities	172.6	144.7
Income taxes payable, net	6.5	7.3
Total current liabilities	675.6	622.3
Long-term debt and finance leases, less current installments	426.0	786.3
Long-term operating lease liabilities, less current portion	1,135.3	1,084.5
Other liabilities	70.8	60.6
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.5 million shares outstanding at June 25, 2025, and 60.3 million shares issued and 45.0 million shares outstanding at June 26, 2024)	6.0	6.0
Additional paid-in capital	714.5	707.8
Accumulated other comprehensive loss	(6.4)	(6.3)
Retained earnings (Accumulated deficit)	186.5	(196.6)
Treasury stock, at cost (15.8 million shares at June 25, 2025, and 15.3 million shares at June 26, 2024)	(529.7)	(471.5)
Total shareholders’ equity	370.9	39.4
Total liabilities and shareholders’ equity	$2,678.6	$2,593.1
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Cash flows from operating activities
Net income	$383.1	$155.3	$102.6
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	206.6	170.8	168.5
Deferred income taxes, net	12.6	(20.6)	(30.9)
Non-cash other (gains) and charges	25.7	28.7	24.0
Stock-based compensation	31.4	25.9	14.4
Net loss on disposal of assets	11.7	3.5	2.7
Other	2.6	2.8	1.8
Changes in assets and liabilities:
Accounts receivable, net	(12.9)	(0.6)	0.7
Inventories	(1.3)	(0.5)	—
Restaurant supplies	(2.2)	(1.0)	(1.1)
Prepaid expenses	(2.7)	(12.3)	(20.6)
Income taxes	(0.5)	4.0	8.0
Operating lease assets, net of liabilities	(2.6)	(4.0)	(2.8)
Other assets	(0.3)	(0.4)	—
Accounts payable	(7.6)	30.8	(5.8)
Gift card liability	(7.6)	(8.2)	(10.9)
Accrued payroll	25.7	24.7	(5.3)
Other accrued liabilities	12.2	21.7	10.0
Other liabilities	5.1	1.3	1.0
Net cash provided by operating activities	679.0	421.9	256.3
Cash flows from investing activities
Payments for property and equipment	(265.3)	(198.9)	(184.9)
Proceeds from note receivable	—	1.3	4.5
Proceeds from sale of assets	1.0	4.7	5.5
Insurance recoveries	0.9	0.7	0.7
Net cash used in investing activities	(263.4)	(192.2)	(174.2)
Cash flows from financing activities
Borrowings on revolving credit facility	885.0	389.0	765.0
Payments on revolving credit facility	(885.0)	(550.3)	(875.0)
Payments on long-term debt	(375.8)	(20.1)	(322.1)
Proceeds from issuance of long-term debt	—	—	350.0
Purchases of treasury stock	(90.2)	(25.8)	(5.0)
Proceeds from issuance of treasury stock	8.3	27.9	12.5
Payments for debt issuance costs	(3.6)	(0.7)	(5.3)
Payments of dividends	—	(0.2)	(0.6)
Net cash used in financing activities	(461.3)	(180.2)	(80.5)
Net change in cash and cash equivalents	(45.7)	49.5	1.6
Cash and cash equivalents at beginning of period	64.6	15.1	13.5
Cash and cash equivalents at end of period	$18.9	$64.6	$15.1
Supplemental disclosure of cash flow information:
Income taxes paid, net	$64.3	$26.1	$12.4
Interest paid, net of amounts capitalized	55.1	50.3	51.0
Accrued capital expenditures	31.7	16.5	11.3
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 29, 2022	43.8	$7.0	$690.9	$(148.4)	$(812.3)	$(5.3)	$(268.1)
Net income	—	—	—	102.6	—	—	102.6
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	14.4	—	—	—	14.4
Purchases of treasury stock	(0.1)	—	(0.4)	—	(4.6)	—	(5.0)
Issuances of treasury stock	0.9	—	(14.9)	—	27.4	—	12.5
Retirement of stock	—	(1.0)	—	(306.1)	307.1	—	—
Balances at June 28, 2023	44.6	6.0	690.0	(351.9)	(482.4)	(6.0)	(144.3)
Net income	—	—	—	155.3	—	—	155.3
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	25.9	—	—	—	25.9
Purchases of treasury stock	(0.8)	—	(0.5)	—	(25.3)	—	(25.8)
Issuances of treasury stock	1.2	—	(7.6)	—	36.2	—	28.6
Balances at June 26, 2024	45.0	6.0	707.8	(196.6)	(471.5)	(6.3)	39.4
Net income	—	—	—	383.1	—	—	383.1
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	31.4	—	—	—	31.4
Purchases of treasury stock	(1.2)	—	(9.0)	—	(81.5)	—	(90.5)
Issuances of treasury stock	0.7	—	(15.7)	—	23.3	—	7.6
Balances at June 25, 2025	44.5	$6.0	$714.5	$186.5	$(529.7)	$(6.4)	$370.9

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of June 25, 2025, we owned, operated or franchised 1,628 restaurants, consisting of 1,162 Company-owned restaurants and 466 franchised restaurants, located in the United States, 27 other countries and two United States territories.
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
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2025, Fiscal 2024, and Fiscal 2023 which ended on June 25, 2025, June 26, 2024, and June 28, 2023, respectively, each contained 52 weeks.
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
Fair Value Measurements - Fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under market conditions. Fair value measurements are categorized in three levels based on the types of significant inputs used, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Observable inputs available at measurement date other than quoted prices included in Level 1
Level 3	Unobservable inputs that cannot be corroborated by observable market data

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
Depreciation expenses related to property and equipment for the fiscal years ended June 25, 2025, June 26, 2024, and June 28, 2023, of $204.3 million, $167.9 million, and $165.3 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
We review the carrying amount of property and equipment on an annual basis or when events or circumstances indicate that the carrying amount may not be recoverable. We have determined the restaurant level is the lowest level of identifiable cash flows. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on discounted projected future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk that is considered a Level 3 fair value measurement. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 3 - Fair Value Measurements for further information on impairment charges.
Leases - We recognize lease liabilities and corresponding lease assets based on the present value of the lease payments using our incremental borrowing rate applicable to the lease term. Landlord contributions are recorded as an adjustment to the lease assets. The lease term commences on the date the lessor makes the underlying asset or assets available, irrespective of when lease payments begin under the contract. When determining the lease term at commencement, we consider both termination and renewal option periods available, and only include the period for which failure to renew the lease imposes a penalty on us in such an amount that renewal, or termination options, appear to be reasonably certain. The Company accounts for lease and non-lease components, for all leases, as a single lease component.
The interest rates used in our lease contracts are not implicit. We derive our incremental borrowing rate using the interest rate we would pay on our existing borrowings, adjusted for the effect of designating collateral and the lease terms using market data as well as publicly available data for instruments with similar characteristics. The reasonably certain lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the lease asset and lease liability. We monitor for events or changes in circumstances that require reassessment of lease classification. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the lease asset.
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
Lease asset carrying amounts are assessed for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable, in accordance with our long-lived asset impairment policy. Impairment

Footnote Index
charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 3 - Fair Value Measurements for further information on impairment charges.
Definite-Lived Intangible Assets - Definite-lived intangible assets primarily include the reacquired franchise rights resulting from acquisitions and are included in Intangibles, net in the Consolidated Balance Sheets. These assets are amortized using the straight-line method over the remaining term of the related franchise agreement. We determine the fair value of reacquired franchise rights based on discounted projected future operating cash flows of the restaurants associated with these franchise rights. We review the carrying amount annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income.
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
During fiscal 2025, fiscal 2024 and fiscal 2023, we performed our annual goodwill impairment analysis using a qualitative approach to determine whether indicators of impairment exist. Related to the qualitative assessment, we evaluated factors including our market capitalization, as well as the market capitalization of other companies in the restaurant industry, sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry. Based on these factors, no indicators of impairment were identified during our annual analysis performed in the second quarters of fiscal 2025, fiscal 2024 and fiscal 2023. Additionally, no indicators of impairment were identified through the end of each fiscal year.
Insurance Reserves - We are self-insured for certain losses related to health, general liability and workers’ compensation claims. We maintain stop loss coverage with third-party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates and is reviewed on a quarterly basis to confirm that the liability is appropriate. The estimated incurred but unreported costs to settle unpaid claims are included in Other accrued liabilities and Other liabilities, depending on their current or long-term nature, in the Consolidated Balance Sheets.
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 25, 2025, no preferred shares were issued.

Footnote Index
Revenues - Revenues are presented in the Company sales and Franchise revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, delivery, gift card breakage, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales. We record revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer. Sales taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues.
Gift card breakage represents the monetary value associated with outstanding gift card balances that will not be redeemed. We estimate this amount based on our historical gift card redemption patterns and actuarial estimates, update the breakage rate estimate periodically and if necessary, adjust the deferred revenues balance within the Gift card liability in the Consolidated Balance Sheets. Breakage revenues are recognized proportionate to the pattern of related gift card redemptions. We do not charge dormancy fees, or any other fees related to monitoring or administering the gift card program to cardholders. Additionally, proceeds from the sale of gift cards are recorded as deferred revenues in the Gift card liability in the Consolidated Balance Sheets and recognized as Company sales when the gift card is redeemed by the holder.
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
Franchise Revenues - Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees. Franchise royalties are based on a percentage of the sales generated by our franchise-operated restaurants. The performance obligation related to franchise sales is considered complete upon the sale of food, beverages and alcohol, therefore royalty revenues are recognized in the same period the sales are generated at the franchise-operated restaurants. Franchise advertising fees are revenues that our domestic franchisees are contractually obligated to contribute into certain marketing funds. Franchise and development fees are received from franchises for new restaurant openings and for territory development arrangements. The performance obligation related to these arrangements are collectively deferred as a contract liability and recognized on a straight-line basis into Franchise revenues in the Consolidated Statements of Comprehensive Income over the term of the underlying agreements.
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 25, 2025, June 26, 2024 and June 28, 2023, advertising expenses of $146.6 million, $130.2 million and $58.2 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $6.5 million, $6.0 million and $3.0 million, respectively, were recorded in Franchise revenues in the Consolidated Statements of Comprehensive Income.
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

Footnote Index
Stock-Based Compensation - We measure and recognize compensation costs at fair value for all share-based payments. We recognize compensation expenses, net of forfeitures, using a graded-vesting schedule or on a straight-line basis, as applicable, over the vesting period, or the date on which retirement eligibility is achieved, if earlier.
Certain employees are generally awarded performance shares and restricted stock units, while non-employee members of the Board of Directors are generally awarded restricted stock units. Awards granted to the Board of Directors are non-forfeitable and are fully expensed upon grant. Awards to eligible employees may vest over a specified period of time or service period and may also contain performance-based conditions. The fair values of restricted stock units that do not contain a performance condition are based on our closing stock price on the date of grant.
Performance shares represent a right to receive shares of common stock upon satisfaction of Company performance goals as defined in the grant agreements. The fair value of our performance shares with a market-based metric, such as total shareholder return (“TSR”), is determined by a Monte Carlo simulation on the grant date. Refer to Note 11 - Stock-based Compensation for further information about the Monte Carlo simulation assumptions. Performance shares are expensed on a straight-line basis over the applicable vesting period. Our performance shares with vesting contingent only upon Company TSR performance were granted in fiscal 2025 and have a five year vesting period. Our performance shares with vesting contingent upon meeting Company performance goals based on earnings at the end of a three-fiscal-year vesting period also include a TSR component and are expensed over the vesting period based on management’s periodic estimates of the number of shares that will be earned under the Company earnings performance metric. A cumulative expenses adjustment is recognized when that estimate changes.
Foreign Currency - Foreign currency translation adjustments represents the unrealized impact of translating the financial statements of our Canadian restaurants from their respective functional currency to United States dollars and are reported as a component of Comprehensive income and recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets.
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

	June 25, 2025	June 26, 2024	June 28, 2023
Basic weighted average shares outstanding	44.6	44.4	44.1
Dilutive stock options	0.1	0.1	0.1
Dilutive restricted shares	1.4	1.2	0.8
Total dilutive impact	1.5	1.3	0.9
Diluted weighted average shares outstanding	46.1	45.7	45.0

Awards excluded due to anti-dilutive effect	—	0.4	1.3
Recently Issued Accounting Standards
As of June 25, 2025, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07 did not impact our results of operations, cash flow or financial condition. See Note 14 - Segment Information for our segment disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The

Footnote Index
amendments are effective for fiscal years beginning after December 15, 2024, which require us to adopt the provisions in our fiscal 2026 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.
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
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 25, 2025 and June 26, 2024:

	June 25, 2025	June 26, 2024
Beginning balance	$9.7	$11.1
Additions	1.5	0.6
Amount recognized to Franchise revenues	(1.4)	(2.0)
Ending balance	$9.8	$9.7
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 25, 2025:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2026	$0.8
2027	0.8
2028	0.7
2029	0.6
2030	0.5
Thereafter	6.4
$9.8

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 25, 2025 and June 26, 2024:

	June 25, 2025	June 26, 2024
Beginning balance	$64.8	$73.0
Gift card sales	122.8	122.2
Gift card redemptions recognized to Company sales	(120.4)	(119.5)
Gift card breakage recognized to Company sales	(10.0)	(11.1)
Other	—	0.2
Ending balance	$57.2	$64.8
3. FAIR VALUE MEASUREMENTS
Financial Instruments
The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
The carrying amount of long-term debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of our notes are based on observable bid prices and are considered Level 2 fair value measurements, and the carrying amounts and the fair values are as follows:

	June 25, 2025		June 26, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.25% notes	$346.0	$372.3	$345.2	$367.8
5.00% notes(1)	—	—	349.8	349.6
(1)On October 1, 2024, the 5.00% notes matured and were repaid in full using borrowings under our revolving credit facility.
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

Footnote Index
During fiscal 2025 and fiscal 2024 we impaired certain long-lived assets and operating lease assets primarily related to 13 and 35 underperforming Chili’s restaurants, respectively. The table below presents the carrying values and related charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Property and equipment	$4.9	$10.2	$4.4	$9.3
Reacquired franchise rights	0.1	0.4	0.1	0.4
Operating lease assets	8.4	21.4	—	2.5
Total	$13.4	$32.0	$4.5	$12.2
During fiscal 2025 and fiscal 2024 we impaired certain transferable liquor licenses with related charges of $0.1 million in each of the respective fiscal years.
All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 13 - Other Gains and Charges for more information.
4. GOODWILL AND INTANGIBLES
There have been no impairments of Goodwill for the fiscal years ended June 25, 2025, June 26, 2024 and June 28, 2023. The changes in the carrying amount of Goodwill by segment are as follows:

	June 25, 2025			June 26, 2024
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$156.4	$38.4	$194.8	$156.6	$38.4	$195.0
Changes in Goodwill:
Foreign currency translation adjustment	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Balance at end of year	$156.3	$38.4	$194.7	$156.4	$38.4	$194.8
Intangible assets, net are as follows:

	June 25, 2025			June 26, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights	$26.0	$(18.6)	$7.4	$26.0	$(16.2)	$9.8
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	—
	$26.4	$(19.0)	$7.4	$26.4	$(16.6)	$9.8

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.2			$9.3
Maggiano’s liquor licenses	0.8			0.8
	$10.0			$10.1
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Definite-lived intangibles amortization expense	$2.3	$3.0	$3.2

Footnote Index
Estimated annual amortization expenses for definite-lived intangible assets for the next five years are as follows:

Fiscal Year	Amortization Expense
2026	$2.1
2027	1.9
2028	0.8
2029	0.5
2030	0.5
5. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 25, 2025	June 26, 2024
Insurance	$39.7	$31.4
Property tax	25.2	24.6
Sales tax	22.8	18.4
Current installments of finance lease obligations	17.6	14.1
Interest	13.5	18.1
Utilities and services	10.5	10.0
Other	43.3	28.1
	$172.6	$144.7
6. LEASES
As of June 25, 2025, 1,108 of our 1,162 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 25, 2025, the restaurant leases have cumulative renewal clauses of 3 to 40 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 3 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.

Footnote Index
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 25, 2025
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$85.8	$1,149.1	$1,234.9

Current lease liabilities	17.6	114.6	132.2
Long-term lease liabilities	80.0	1,135.3	1,215.3
Total lease liabilities	$97.6	$1,249.9	$1,347.5

	June 26, 2024
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$93.4	$1,095.2	$1,188.6

Current lease liabilities	14.1	114.1	128.2
Long-term lease liabilities	91.3	1,084.5	1,175.8
Total lease liabilities	$105.4	$1,198.6	$1,304.0
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

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Operating lease cost	$183.9	$182.5	$181.0
Finance lease amortization	25.6	14.0	19.7
Finance lease interest	6.2	4.2	4.1
Short-term lease cost	0.9	0.3	0.3
Variable lease cost	70.7	63.4	63.5
Sublease income	(1.5)	(1.2)	(2.8)
Total lease costs, net	$285.8	$263.2	$265.8

Footnote Index
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$189.4	$186.3	$184.3
Finance leases	6.2	4.2	4.1
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	25.6	20.1	22.1
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases	167.5	82.6	101.7
Finance leases	17.9	53.7	0.3
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 25, 2025		June 26, 2024
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	6.3 years	11.3 years	7.4 years	11.6 years
Weighted average discount rate	5.9%	6.1%	5.9%	6.0%
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 25, 2025, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 25, 2025
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2026	$22.7	$186.1	$0.9
2027	28.5	175.7	0.7
2028	24.0	158.4	0.5
2029	8.9	150.4	0.4
2030	5.6	145.9	0.2
Thereafter	27.9	952.4	0.7
Total future lease payments	117.6	1,768.9	$3.4
Less: Imputed interest	20.0	519.0
Present value of lease liability	$97.6	$1,249.9
Pre-Commencement Leases
In fiscal 2025, we executed 3 real estate leases for new or relocated Chili’s and Maggiano’s locations with undiscounted fixed payments over the initial term of $30.5 million. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.

Footnote Index
7. DEBT
Long-term debt consists of the following:

	June 25, 2025	June 26, 2024
8.25% notes	$350.0	$350.0
5.00% notes(1)	—	350.0
Revolving credit facility	—	—
Finance lease obligations	97.6	105.4
Total long-term debt	447.6	805.4
Less: unamortized debt issuance costs and discounts	(4.0)	(5.0)
Total long-term debt, less unamortized debt issuance costs and discounts	443.6	800.4
Less: current installments of finance lease obligations(2)	(17.6)	(14.1)
Total long-term debt, less current portion	$426.0	$786.3
(1)On October 1, 2024, the 5.00% notes matured and were repaid in full using borrowings under our revolving credit facility.
(2)Current installments of finance lease obligations, for the periods presented, are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 5 - Accrued Liabilities for further details.
Excluding finance lease obligations and interest, our long-term debt maturities for the five fiscal years following June 25, 2025 and thereafter are as follows:

Fiscal Year	Long-Term Debt
2026	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	350.0
$350.0
8.25% Notes
In fiscal 2023, we issued $350.0 million of 8.25% senior notes due July 15, 2030. The 8.25% notes require semi-annual interest payments in arrears, on each January 15 and July 15, which began on January 15, 2024.
Revolving Credit Facility
On May 1, 2025, we amended our $900.0 million revolving credit facility to increase the capacity to $1.0 billion. The Company incurred and capitalized $3.6 million of debt issuance costs associated with the revolving credit facility during fiscal 2025, which are included in Other assets in the Consolidated Balance Sheets.
The $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of June 25, 2025, our interest rate was 5.82% consisting of SOFR of 4.32% plus the applicable margin and spread adjustment of 1.50%. As of June 25, 2025, there was $1.0 billion available under the revolving credit facility.
Financial and Other Covenants
The 8.25% notes contain certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property

Footnote Index
(as defined in the indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of June 25, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes.
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 25, 2025 and June 26, 2024, we have outstanding lease guarantees or are secondarily liable for $11.9 million and $15.7 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2026 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such third parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. We recorded a $1.7 million, $0.8 million, and $2.0 million charge related to these leases and lawsuits in fiscal 2025, fiscal 2024 and fiscal 2023 respectively, which are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. We will continue to closely monitor our exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 25, 2025, we had $5.8 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 9 months.
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
On June 27, 2025, two days following the end of fiscal 2025, the district court issued an order denying plaintiff’s motion for class certification and further ordered the plaintiff to file a notice regarding whether she intends to proceed with the case on an individual basis. We anticipate the plaintiff will not pursue the matter further and the case will be dismissed. In light of these developments, we have concluded that a loss from this matter is not likely, and therefore have not recorded a liability related to the Litigation. We will continue to evaluate this matter based on new information as it becomes available.
Legal Proceedings
Evaluating contingencies related to litigation is a process involving judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal

Footnote Index
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
9. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Domestic	$457.8	$161.8	$87.8
Foreign	2.2	3.1	3.0
Income before income taxes	$460.0	$164.9	$90.8
The Provision (benefit) for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Current income tax expenses:
Federal	$33.2	$17.5	$12.2
State	30.6	12.3	6.8
Foreign	0.6	0.4	0.2
Total current income tax expenses	64.4	30.2	19.2
Deferred income tax expenses (benefit):
Federal	15.2	(18.2)	(29.5)
State	(2.6)	(2.5)	(2.0)
Foreign	(0.1)	0.1	0.5
Total deferred income tax expenses (benefit)	12.5	(20.6)	(31.0)
Provision (benefit) for income taxes	$76.9	$9.6	$(11.8)

Effective tax rate	16.7%	5.8%	(13.0)%
A reconciliation between the reported Provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to Income before income taxes is as follows:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Income tax expense at statutory rate	$96.6	$34.6	$19.0
FICA and other tax credits	(41.2)	(34.2)	(34.6)
State income taxes, net of Federal benefit	22.1	7.7	4.7
Officers' compensation	7.7	3.7	—
Stock based compensation tax shortfall (windfall)	(7.5)	(1.2)	0.8
Other	(0.8)	(1.0)	(1.7)
Provision (benefit) for income taxes	$76.9	$9.6	$(11.8)
Our federal statutory tax rate for fiscal 2025, fiscal 2024 and fiscal 2023 was 21.0%.

Footnote Index
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 25, 2025	June 26, 2024
Deferred income tax assets:
Lease liabilities	$510.0	$472.4
Gift cards	7.3	8.3
Insurance reserves	21.3	15.2
Stock-based compensation	13.1	10.3
Federal credit carryover	26.7	61.2
Employee benefit plans	0.1	—
Net operating losses	3.7	4.4
State credit carryover	0.2	1.8
Restructure charges and impairments	3.8	3.0
Depreciation and capitalized interest on property and equipment	31.3	15.8
Other, net	13.9	11.9
Less: Valuation allowance	(6.3)	(5.8)
Total deferred income tax assets	625.1	598.5
Deferred income tax liabilities:
Lease assets	482.2	444.0
Goodwill and other amortization	23.0	23.0
Prepaid expenses	17.9	16.8
Other, net	0.6	0.8
Total deferred income tax liabilities	523.7	484.6
Deferred income taxes, net	$101.4	$113.9
As of June 25, 2025, we have deferred tax assets of $4.7 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between 2026 and 2045. We have deferred tax assets of $26.7 million of federal and $0.2 million of state tax credits, before federal benefit and valuation allowance, which expire at various dates between 2026 and 2045. The recognized deferred tax asset, net of valuation allowance and federal benefit, for the state loss carryforwards is $2.0 million and there is no valuation allowance on the state credit carryovers. There is no valuation allowance on the federal credit carryover and $4.6 million is limited by Section 382 of the Internal Revenue Code.
The valuation allowance is $6.3 million at the end of fiscal 2025 to recognize certain deductions and tax credits management believes are more-likely-than-not to not be realized. In assessing whether a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 25, 2025, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.

Footnote Index
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 25, 2025	June 26, 2024
Balance at beginning of year	$2.9	$2.8
Additions based on tax positions related to the current year	0.5	0.4
Expiration of statute of limitations	(0.7)	(0.3)
Balance at end of year	$2.7	$2.9
The total amount of unrecognized tax benefits, excluding interest and penalties, which would affect income tax expenses if resolved in our favor was $2.2 million and $2.3 million as of June 25, 2025 and June 26, 2024, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision (benefit) for income taxes in the Consolidated Statements of Comprehensive Income. As of June 25, 2025, we had $0.3 million ($0.4 million net of a $0.1 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.2 million ($0.2 million net of a $0.0 million Federal deferred tax benefit) as of June 26, 2024.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2024 to fiscal 2026, and fiscal 2022 to fiscal 2024 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal return for fiscal 2024 is currently under examination through the Internal Revenue Service: Compliance Assurance Process (CAP) program. Our federal returns for fiscal 2025 to fiscal 2026 are under examination through the Internal Revenue Service: Bridge Plus program. There are no unrecorded liabilities associated with these examinations.
10. SHAREHOLDERS’ EQUITY
Share Repurchases
Our Board of Directors approved a $300.0 million share repurchase program in August 2021. Our share repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholders’ equity in the Consolidated Balance Sheets.
In fiscal 2025, we repurchased 1.0 million shares of our common stock for $76.0 million as part of our share repurchase program and 0.2 million shares of our common stock for $14.2 million from team members to satisfy tax withholding obligations on the vesting of restricted shares. In fiscal 2024, the Company repurchased 0.7 million shares of our common stock for $21.0 million as part of our share repurchase program and 0.1 million shares of our common stock for $4.8 million from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock in fiscal 2025 and fiscal 2024 are not considered common stock repurchases under our authorized common stock repurchase plan. The company did not repurchase any shares under the repurchase program in fiscal 2023. As of June 25, 2025, we had $107.0 million of authorized repurchases remaining under the share repurchase program.
11. STOCK-BASED COMPENSATION
Our stockholder-approved stock-based compensation plans include the 2024 Stock Option and Incentive Plan (the “2024 Plan”) for employees, the 1998 Stock Option and Incentive Plan (as amended, the “1998 Plan”) for employees, and the 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants (the “Non-Employee Plan” and collectively, the “Plans”). In November 2024, our stockholders approved the 2024 Plan and

Footnote Index
authorized approximately 3.5 million shares of our common stock for issuance under the 2024 Plan. The 2024 Plan replaced the 1998 Plan, and no further awards will be granted under the 1998 Plan. Our Non-Employee Plan remains in effect. In fiscal 2023, our stockholders approved an additional 0.3 million shares of our common stock for issuance under the Non-Employee Plan. The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions. As of June 25, 2025, the total number of shares available for issuance pursuant to future awards under the Plans was 3.6 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Stock-based compensation expenses	$31.4	$25.9	$14.4
Tax benefit related to stock-based compensation expenses	4.1	4.3	2.6
Restricted Share Awards
In fiscal 2025, fiscal 2024 and fiscal 2023, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our earnings at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the amount of earnings achieved as compared to the target amount. The grants also include a provision that will increase or decrease the number of shares to be vested if Brinker’s TSR ranking compared to the peer group falls in the top 25% or bottom 25%, respectively. The number of shares that can vest ranges from 0% of target to 200% of target. Expenses are recorded to General and administrative expenses on a straight-line basis over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that will be earned under the Company earnings performance metric.
In November 2024, the Board of Directors approved the 2025 Executive Performance Share Retention Plan and the granting of performance shares to Kevin Hochman, our CEO and President of the Company and President of Chili’s Grill & Bar, and certain other executives of the Company at a total grant date fair value of $25.0 million. The number of shares that can vest ranges from 0% to 200% of the target number of performance shares granted based on Brinker’s TSR over a five-year period from September 26, 2024 through September 25, 2029, relative to the TSR of the peer group. There is a cap on the dollar value of performance shares that may be earned based on a multiple of the target number of performance shares and the Company’s stock price on the grant date. Additionally, vesting is generally contingent upon continuous service during the performance period. Expense is recorded to General and administrative expenses on a straight-line basis over the vesting period based on the fair value of the shares as determined by a Monte Carlo simulation on the grant date. The Monte Carlo simulation used a volatility assumption of 68.47% for Brinker stock, a risk-free interest rate of 4.22%, a dividend yield of 0%, and a term of 4.88 years which resulted in a fair value per share of $100.62.
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
Restricted stock units granted to non-employee directors under the Non-Employee Plan are non-forfeitable and are expensed upon grant. Non-employee directors’ awards have variable distribution dates ranging from one year after grant to two years following departure from the Board.

Footnote Index
Restricted share award transactions, including unvested performance shares reflected at target, during fiscal 2025 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 26, 2024	1.6	$35.12
Granted	0.6	87.16
Granted adjustment for performance achievement	(0.1)	53.76
Vested	(0.5)	37.15
Forfeited	—	40.10
Restricted share awards outstanding at June 25, 2025	1.6	$52.14
As of June 25, 2025, unrecognized compensation expenses related to unvested restricted share awards that are expected to vest totaled approximately $45.8 million and will be recognized over a weighted average period of 2.9 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Fair value of restricted share awards vested	$46.1	$16.8	$16.1
Stock Options
Stock options were granted to eligible employees in the fiscal years prior to fiscal 2021. Expenses related to these stock options were recognized using a graded-vesting schedule over the vesting period or to the date on which retirement eligibility was achieved, if shorter. Stock options generally vested over a period of 1 to 4 years and had contractual terms to exercise of 8 years. Full or partial vesting of awards may have occurred upon a change in control (as defined in the Plans), or upon an employee’s death, disability or involuntary termination.
No stock options have been granted in fiscal 2025, fiscal 2024, or fiscal 2023.
Stock option transactions during fiscal 2025 were as follows (option prices in dollars):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding and exercisable at June 26, 2024	0.24	$38.03
Exercised	(0.20)	38.85
Canceled	—	36.49
Stock options outstanding and exercisable at June 25, 2025	0.04	$34.43	1.9 years	$6.2
The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Intrinsic value of options exercised	$10.8	$11.5	$3.3
Tax benefit realized on options exercised	1.8	1.1	0.8
12. DEFINED CONTRIBUTION PLAN
We sponsor a qualified defined contribution retirement plan. The plan covers all employees who have attained the age of 21 and have completed 90 days of eligible service.

Footnote Index
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
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Employer contributions match expenses	$15.6	$13.6	$11.9
13. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 25, 2025	June 26, 2024	June 28, 2023
Litigation & claims, net	$22.4	$6.6	$2.5
Enterprise system implementation costs	14.1	14.0	4.7
Restaurant-level impairment charges	4.6	12.3	12.1
Restaurant closure asset write-offs and charges	4.1	10.1	8.3
Severance and other benefit charges	2.4	0.5	3.7
Lease contingencies	1.7	0.8	2.0
Gain on sale of assets, net	(0.5)	(2.7)	(3.7)
Loss from natural disasters, net (of insurance recoveries)	(3.7)	(0.4)	0.8
Lease modification gain, net	(5.1)	(0.3)	(0.7)
Other	1.8	2.3	3.0
	$41.8	$43.2	$32.7
Litigation & claims, net in the current year primarily relates to legal contingencies, inclusive of certain extraordinary one-time settlements related to employment and intellectual property claims, and alcohol service-related cases.
Enterprise system implementation costs primarily consists of software subscription fees and certain other costs prior to implementation and post go-live support of the cloud based Enterprise Resource Planning (“ERP”) system.
Restaurant-level impairment charges primarily associated with the following long-lived assets:
•Fiscal 2025 - 13 underperforming Chili’s restaurants. Refer to Note 3 - Fair Value Measurements for further details.
•Fiscal 2024 - 35 underperforming Chili’s restaurants.
•Fiscal 2023 - 38 underperforming Chili’s restaurants.
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

Footnote Index
Gain on sale of assets, net relates to the sale of alcohol licenses for closed restaurants in fiscal 2025 and the sale of a land parcel for a closed Chili’s restaurant in fiscal 2024.
Loss from natural disasters, net (of insurance recoveries) in the current year primarily relates to proceeds received from fiscal 2021 Winter Storm claim, partially offset by costs incurred related to Hurricane Helene and Hurricane Milton.
Lease modification gain, net in the current year primarily relates to a lease termination fee received from a landlord associated with a Maggiano’s location and reduction of lease liabilities of certain closed Chili’s restaurants.
14. SEGMENT INFORMATION
Our chief operating decision maker (“CODM”) is the President and Chief Executive Officer. Our CODM uses Operating income as the measure for assessing performance and allocating resources of our segments. Our operating segments are Chili’s and Maggiano’s. The Chili’s segment includes the results of our Company-owned Chili’s restaurants, which are principally located in the United States, within the full-service casual dining segment of the industry. The Chili’s segment also includes results of our Canadian Company-owned restaurants and royalties and other fees from our franchised locations in the United States, 27 other countries and two United States territories. The Maggiano’s segment includes the results of our Company-owned Maggiano’s restaurants in the United States as well as royalties and other fees from our domestic franchise business. Costs related to our restaurant support teams for the Chili’s and Maggiano’s brands, including operations, brand recruiting, finance, marketing, culinary innovation and franchise are included in the results of our operating segments. The Corporate segment includes unallocated costs such as information technology, human capital management, accounting, legal, purchasing, and restaurant development.
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, Maggiano’s banquet service charge income, delivery, gift card breakage, digital entertainment revenues, merchandise income and are net of gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees, and other service fees.
Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses during the years presented primarily includes restaurant rent, repairs and maintenance, advertising, supplies, utilities, delivery fees, payment processing fees, franchise and property taxes, workers’ compensation and general liability insurance, to-go supplies, and supervision expenses.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions between our operating segments.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 25, 2025
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$4,834.8	$500.5	$—	$5,335.3
Franchise revenues	48.1	0.8	—	48.9
Total revenues	4,882.9	501.3	—	5,384.2

Food and beverage costs	1,233.1	117.5	—	1,350.6
Restaurant labor	1,561.4	155.9	—	1,717.3
Restaurant expenses	1,187.8	145.3	0.8	1,333.9
Depreciation and amortization	182.5	14.6	9.5	206.6
General and administrative	50.4	9.7	161.9	222.0
Other (gains) and charges	23.7	(1.8)	19.9	41.8
Total operating costs and expenses	4,238.9	441.2	192.1	4,872.2
Operating income (loss)	644.0	60.1	(192.1)	512.0
Interest expenses	5.4	0.2	47.5	53.1
Other income, net	(0.2)	—	(0.9)	(1.1)
Income (loss) before income taxes	$638.8	$59.9	$(238.7)	$460.0

Segment assets	$2,153.8	$256.4	$268.4	$2,678.6

	Fiscal Year Ended June 26, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$3,876.0	$495.1	$—	$4,371.1
Franchise revenues	43.3	0.7	—	44.0
Total revenues	3,919.3	495.8	—	4,415.1

Food and beverage costs	990.7	116.9	—	1,107.6
Restaurant labor	1,309.0	158.3	—	1,467.3
Restaurant expenses	1,073.2	139.2	0.5	1,212.9
Depreciation and amortization	147.7	13.1	10.0	170.8
General and administrative	42.8	10.2	130.7	183.7
Other (gains) and charges	26.9	0.6	15.7	43.2
Total operating costs and expenses	3,590.3	438.3	156.9	4,185.5
Operating income (loss)	329.0	57.5	(156.9)	229.6
Interest expenses	3.9	0.3	60.8	65.0
Other income, net	0.1	—	(0.4)	(0.3)
Income (loss) before income taxes	$325.0	$57.2	$(217.3)	$164.9

Segment assets	$2,158.4	$259.1	$175.6	$2,593.1

Footnote Index

	Fiscal Year Ended June 28, 2023
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,606.7	$486.5	$—	$4,093.2
Franchise revenues	39.4	0.6	—	40.0
Total revenues	3,646.1	487.1	—	4,133.2

Food and beverage costs	1,022.9	123.4	—	1,146.3
Restaurant labor	1,232.3	157.0	—	1,389.3
Restaurant expenses	966.2	130.4	0.9	1,097.5
Depreciation and amortization	145.3	13.0	10.2	168.5
General and administrative	35.5	7.8	111.2	154.5
Other (gains) and charges	22.0	1.4	9.3	32.7
Total operating costs and expenses	3,424.2	433.0	131.6	3,988.8
Operating income (loss)	221.9	54.1	(131.6)	144.4
Interest expenses	3.7	0.3	50.9	54.9
Other income, net	(0.1)	—	(1.2)	(1.3)
Income (loss) before income taxes	$218.3	$53.8	$(181.3)	$90.8

Segment assets	$2,079.5	$244.5	$163.0	$2,487.0

15. SUBSEQUENT EVENT
Share Repurchase Program
In August 2025, our Board of Directors authorized an additional $400.0 million under our share repurchase program, allowing for a total available authority of $507.0 million.
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 25, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 25, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On June 5, 2025, James C. Katzman, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act to sell up to 2,072 shares over a period ending on September 11, 2026, subject to certain conditions.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, contained in the sections entitled “Proposal 1 - Election of Directors”, “Information About the Board of Directors and Governance of the Company”, “Information About Our Executive Officers”, “Insider Trader Policy” and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information about our executive and director compensation, contained in the sections entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company – Directors’ Compensation” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about our security ownership of certain beneficial owners and management and related stockholder matters, contained in the sections entitled “Stock Ownership of Certain Persons” and “Executive Compensation -

Equity Compensation Plan Information” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information about certain relationships and related transactions, contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
For information about the independence of our non-management directors, contained in the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information about principal accountant fees and services, contained in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
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
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Form of 5.00% Senior Note due 2024(3)
4.2	Senior Notes Indenture dated as of September 23, 2016, by and among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee(3)
4.3	Form of 8.25% Senior Notes due 2030(4)
4.4	Indenture, dated as of June 27, 2023, by and among the Company, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee(4)
4.5	Purchase Agreement, dated as of June 22, 2023, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative to the initial purchasers(4)
4.6	Description of Registered Securities(5)
10.1	Registrant’s Stock Option and Incentive Plan, as amended(6)
10.2	Registrant’s 2024 Stock Option and Incentive Plan(7)
10.3	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants, as amended(8)
10.4	Credit Agreement dated August 18, 2021(9)
10.5	Fourth Amendment to the Credit Agreement dated May 1, 2025(10)
10.6	SVP Change in Control Agreement(11)
10.7	Executive Severance Benefits Plan and Summary Plan Description(11)
10.8	NEO Change in Control Severance Agreement(12)
10.9	Registrant’s Terms of Stock Option Award(5)

10.10	Registrant’s Terms of Retention Stock Unit Award(5)
10.11	Registrant’s Terms of Fiscal 2024 Retention Restricted Stock Unit Award(13)
10.12	Registrant’s Terms of Restricted Stock Unit Award for Fiscal 2022-2023(14)
10.13	Registrant’s Terms of Restricted Stock Unit Award for Fiscal 2024(13)
10.14	Registrant’s Terms of Restricted Stock Unit Award(2)
10.15	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(15)
10.16	Registrant’s Fiscal 2022 Performance Share Plan(14)
10.17	Registrant’s Fiscal 2023 Performance Share Plan(16)
10.18	Registrant’s Fiscal 2024 Performance Share Plan(13)
10.19	Registrant’s Fiscal 2025 Performance Share Plan(2)
10.20	Registrant’s Fiscal 2025 Executive Performance Share Retention Plan(17)
10.21	Employment Agreement between Registrant and Kevin Hochman(11)
10.22	Form of Director and Officer Indemnification Agreement(18)
19.1	Registrant’s Insider Trading Policy(2)
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement(2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 2025 is formatted in Inline XBRL
*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:
(1)Annual report on Form 10-K for year ended June 28, 1995
(2)Annual report on Form 10-K for year ended June 26, 2024
(3)Current report on Form 8-K dated September 23, 2016
(4)Current report on Form 8-K dated June 22, 2023
(5)Annual report on Form 10-K for year ended June 26, 2019
(6)Quarterly report on Form 10-Q for quarter ended September 28, 2022
(7)Proxy Statement of Registrant filed on September 27, 2024
(8)Quarterly report on Form 10-Q for quarter ended December 28, 2022
(9)Current report on Form 8-K dated August 18, 2021

(10)Current report on Form 8-K dated May 1, 2025
(11)Annual report on Form 10-K for year ended June 29, 2022
(12)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(13)Quarterly report on Form 10-Q for quarter ended September 27, 2023
(14)Current report on Form 8-K dated August 26, 2021
(15)Annual report on Form 10-K for year ended June 24, 2020
(16)Current report on Form 8-K dated October 31, 2022
(17)Current report on Form 8-K dated November 6, 2024
(18)Annual report on Form 10-K for year ended June 28, 2023
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 15, 2025	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 15, 2025:

Name	Title
/S/ KEVIN D. HOCHMAN	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar and Maggiano's Little Italy (Principal Executive Officer) and Director
Kevin D. Hochman

/S/ MICHAELA M. WARE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Michaela M. Ware

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ RAMONA T. HOOD	Director
Ramona T. Hood

/S/ TIMOTHY A. JOHNSON	Director
Timothy A. Johnson

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ FRANK D. LIBERIO	Director
Frank D. Liberio

/S/ PRASHANT N. RANADE	Director
Prashant N. Ranade