Form 10-Q
period 2025-09-24
BRINKER INTERNATIONAL, INC
filed 2025-10-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 24, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 23, 2025: 44,431,215 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Revenues
Company sales	$1,335.4	$1,127.3
Franchise revenues	13.8	11.7
Total revenues	1,349.2	1,139.0
Operating costs and expenses
Food and beverage costs	344.6	284.3
Restaurant labor	431.0	377.4
Restaurant expenses	344.0	313.9
Depreciation and amortization	53.6	46.3
General and administrative	57.2	51.8
Other (gains) and charges	0.9	8.9
Total operating costs and expenses	1,231.3	1,082.6
Operating income	117.9	56.4
Interest expenses	10.5	14.3
Other income, net	(0.2)	(0.2)
Income before income taxes	107.6	42.3
Provision for income taxes	8.1	3.8
Net income	$99.5	$38.5

Basic net income per share	$2.23	$0.86

Diluted net income per share	$2.17	$0.84

Basic weighted average shares outstanding	44.7	44.9

Diluted weighted average shares outstanding	45.8	45.9

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.1)	$0.1
Comprehensive income	$99.4	$38.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 24, 2025	June 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$33.6	$18.9
Accounts receivable, net	61.6	73.4
Inventories	34.4	35.2
Restaurant supplies	54.5	54.9
Prepaid expenses	30.4	24.6
Total current assets	214.5	207.0
Property and equipment, at cost
Land	44.8	44.9
Buildings and leasehold improvements	1,772.9	1,755.2
Furniture and equipment	885.0	845.3
Construction-in-progress	53.7	71.8
	2,756.4	2,717.2
Less accumulated depreciation and amortization	(1,789.7)	(1,764.5)
Net property and equipment	966.7	952.7
Other assets
Operating lease assets	1,166.4	1,149.1
Goodwill	194.7	194.7
Deferred income taxes, net	98.4	101.4
Intangibles, net	16.8	17.4
Other	54.5	56.3
Total other assets	1,530.8	1,518.9
Total assets	$2,712.0	$2,678.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$160.3	$168.5
Gift card liability	50.8	57.2
Accrued payroll	107.3	156.2
Operating lease liabilities	117.7	114.6
Other accrued liabilities	174.5	172.6
Income taxes payable, net	5.4	6.5
Total current liabilities	616.0	675.6
Long-term debt and finance leases, less current installments	525.8	426.0
Long-term operating lease liabilities, less current portion	1,154.0	1,135.3
Other liabilities	72.3	70.8
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 44.4 million shares outstanding at September 24, 2025 and 60.3 million shares issued and 44.5 million shares outstanding at June 25, 2025)	6.0	6.0
Additional paid-in capital	660.8	714.5
Accumulated other comprehensive loss	(6.5)	(6.4)
Retained earnings	286.0	186.5
Treasury stock, at cost (15.9 million shares at September 24, 2025, and 15.8 million shares at June 25, 2025)	(602.4)	(529.7)
Total shareholders’ equity	343.9	370.9
Total liabilities and shareholders’ equity	$2,712.0	$2,678.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Cash flows from operating activities
Net income	$99.5	$38.5
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	53.6	46.3
Stock-based compensation	7.9	7.1
Deferred income taxes, net	2.9	1.8
Non-cash other (gains) and charges	0.8	4.0
Net loss on disposal of assets	2.2	2.9
Other	0.5	0.7
Changes in assets and liabilities:
Accounts receivable, net	13.7	6.0
Inventories	0.8	3.2
Restaurant supplies	(1.0)	(0.2)
Prepaid expenses	(5.8)	(8.4)
Income taxes	(1.2)	0.2
Operating lease assets, net of liabilities	(0.8)	(1.2)
Other assets	0.9	—
Accounts payable	3.5	(1.1)
Gift card liability	(6.4)	(8.2)
Accrued payroll	(49.0)	(32.9)
Other accrued liabilities	(3.5)	2.2
Other liabilities	2.2	1.9
Net cash provided by operating activities	120.8	62.8
Cash flows from investing activities
Payments for property and equipment	(58.6)	(56.5)
Proceeds from sale of assets	0.2	—
Insurance recoveries	0.5	—
Net cash used in investing activities	(57.9)	(56.5)
Cash flows from financing activities
Borrowings on revolving credit facility	255.0	90.0
Payments on revolving credit facility	(165.0)	(65.0)
Purchases of treasury stock	(134.5)	(74.8)
Payments on long-term debt	(3.9)	(8.2)
Proceeds from issuance of treasury stock	0.2	3.4
Payments for debt issuance costs	—	(0.1)
Net cash used in financing activities	(48.2)	(54.7)
Net change in cash and cash equivalents	14.7	(48.4)
Cash and cash equivalents at beginning of period	18.9	64.6
Cash and cash equivalents at end of period	$33.6	$16.2
Supplemental disclosure of cash flow information:
Income taxes paid, net	$6.3	$1.7
Interest paid, net of amounts capitalized	16.9	16.3
Accrued capital expenditures	23.1	8.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions)

	Thirteen Week Period Ended September 24, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 25, 2025	$6.0	$714.5	$186.5	$(529.7)	$(6.4)	$370.9
Net income	—	—	99.5	—	—	99.5
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	7.9	—	—	—	7.9
Purchases of treasury stock	—	(32.4)	—	(102.1)	—	(134.5)
Issuances of treasury stock	—	(29.2)	—	29.4	—	0.2
Balances at September 24, 2025	$6.0	$660.8	$286.0	$(602.4)	$(6.5)	$343.9

	Thirteen Week Period Ended September 25, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 24, 2025 and June 25, 2025, and for the thirteen week periods ended September 24, 2025 and September 25, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 24, 2025, we owned, operated or franchised 1,630 restaurants, consisting of 1,161 Company-owned restaurants and 469 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 25, 2025 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
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

Footnote Index
The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.
2. REVENUE RECOGNITION
Deferred Franchise and Development Fees
Our deferred franchise and development fees consist of the unrecognized fees received from franchisees. Recognition of these fees in subsequent periods is based on satisfaction of the contractual performance obligations of the active contracts with franchisees. We also expect to earn subsequent period royalties and advertising fees related to our franchise contracts; however, due to the variability and uncertainty of these future revenues which depend upon a sales-based measure, these future revenues are not yet estimable as the performance obligations remain unsatisfied. Deferred franchise and development fees are classified within Other accrued liabilities for the current portion expected to be recognized within the next 12 months, and Other liabilities for the long-term portion in the Consolidated Balance Sheets (Unaudited).
The following table reflects the changes in deferred franchise and development fees between June 25, 2025 and September 24, 2025:

Deferred Franchise and Development Fees
Balance as of June 25, 2025	$9.8
Additions	0.1
Amount recognized to Franchise revenues	(0.3)
Balance as of September 24, 2025	$9.6
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 24, 2025:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2026	$0.6
2027	0.8
2028	0.7
2029	0.6
2030	0.5
Thereafter	6.4
$9.6

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 25, 2025 and September 24, 2025:

Gift Card Liability
Balance as of June 25, 2025	$57.2
Gift card sales	20.5
Gift card redemptions recognized to Company sales	(24.5)
Gift card breakage recognized to Company sales	(2.8)
Other	0.4
Balance as of September 24, 2025	$50.8
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
The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of our note is based on quoted market prices and is considered a Level 2 fair value measurements.
The carrying amounts of the note, which are net of unamortized debt issuance costs, and fair values are as follows:

	September 24, 2025		June 25, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.25% notes	$346.2	$370.5	$346.0	$372.3
Non-Financial Assets
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We determine the fair values of property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights based on Level 3 fair value measurements. The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen week periods ended September 24, 2025 and September 25, 2024, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated

Footnote Index
amortization associated with definite-lived intangible assets at September 24, 2025 and June 25, 2025, was $19.5 million and $19.0 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 24, 2025	June 25, 2025
Insurance	$43.4	$39.7
Property tax	31.0	25.2
Current installments of finance lease obligations	23.1	17.6
Sales tax	22.3	22.8
Utilities and services	10.9	10.5
Interest	6.6	13.5
Other	37.2	43.3
	$174.5	$172.6
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Operating lease cost	$47.5	$45.6
Variable lease cost	18.1	16.1
Finance lease amortization	6.6	5.7
Finance lease interest	1.7	1.5
Short-term lease cost	0.2	0.1
Sublease income	(0.3)	(0.4)
Total lease costs, net	$73.8	$68.6
Supplemental cash flow information related to leases:

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Operating lease assets obtained in exchange for operating lease liabilities	$47.7	$18.0
Finance lease assets obtained in exchange for finance lease liabilities	19.1	3.9
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of September 24, 2025 and June 25, 2025 was $98.1 million and $85.8 million, respectively.

Footnote Index
6. DEBT
Long-term debt consists of the following:

	September 24, 2025	June 25, 2025
Revolving credit facility	$90.0	$—
8.25% notes	350.0	350.0
Finance lease obligations	112.7	97.6
Total long-term debt	552.7	447.6
Less: unamortized debt issuance costs	(3.8)	(4.0)
Total long-term debt, less unamortized debt issuance costs	548.9	443.6
Less: current installments of long-term debt(1)	(23.1)	(17.6)
Total long-term debt, less current portion	$525.8	$426.0
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
In the thirteen week period ended September 24, 2025, net borrowings of $90.0 million were drawn on our revolving credit facility. As of September 24, 2025, $910.0 million of credit was available under the revolving credit facility.
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of September 24, 2025, our interest rate was 5.41% consisting of SOFR of 4.16% plus the applicable margin of 1.25%.
Financial Covenants
The indenture for our 8.25% notes contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property (as defined in the indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property. These covenants are subject to a number of important conditions, qualifications, exceptions, and limitations.
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of September 24, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes.
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 24, 2025 and June 25, 2025, we have outstanding lease guarantees or are secondarily liable for an estimated $11.3 million and $11.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2026 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have

Footnote Index
been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 24, 2025, we had $34.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 11 months.
Cyber Security Litigation
In fiscal 2018, we discovered malware at certain Chili’s restaurants that may have resulted in unauthorized access or acquisition of customer payment card data. In connection with this event, the Company was also named as a defendant in a putative class action lawsuit in the United States District Court for the Middle District of Florida relating to this incident.
On September 9, 2025, the plaintiff filed a notice of voluntary dismissal of all her individual claims without prejudice. The court subsequently entered its order of dismissal on September 25, 2025, and the matter is now closed.
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
8. INCOME TAXES

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Effective income tax rate	7.5%	9.0%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 24, 2025 and September 25, 2024.
The change in the effective income tax rate in the thirteen week period ended September 24, 2025 to the thirteen week period ended September 25, 2024 is primarily due to excess tax benefits from stock based compensation of $11.7 million in fiscal 2026, which were significantly higher in the current year.
9. SHAREHOLDERS’ EQUITY
Share Repurchases
Our Board of Directors approved a $400.0 million increase in our share repurchase program in August 2025 allowing for a total available authority of $507.0 million. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs.

Footnote Index
Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 24, 2025, we repurchased 0.9 million shares of our common stock for $134.5 million, including 0.6 million shares purchased for $92.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 24, 2025, approximately $415.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Restricted share awards
Restricted share awards granted	0.2	0.3
Weighted average fair value per share	$157.31	$71.96
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

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Basic weighted average shares outstanding	44.7	44.9
Dilutive stock options	—	0.1
Dilutive restricted shares	1.1	0.9
Total dilutive impact	1.1	1.0
Diluted weighted average shares outstanding	45.8	45.9

Awards excluded due to anti-dilutive effect	—	—

Footnote Index
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Severance and other benefit charges	$1.5	$0.3
Litigation & claims, net	0.7	2.5
Restaurant closure asset write-offs and charges	0.6	0.7
Enterprise system implementation costs	—	4.4
Loss from natural disasters, net (of insurance recoveries)	(2.3)	—
Other	0.4	1.0
	$0.9	$8.9
•Severance and other benefit charges relates to changes in our management team and organizational structure.
•Litigation & claims, net in the current year relates to legal contingencies.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s and Maggiano’s restaurants in the current year.
•Enterprise system implementation costs in the prior year primarily consist of consulting fees, software subscription fees, and contract labor associated with the enterprise system implementation.
•Loss from natural disasters, net (of insurance recoveries) relates to proceeds received from fiscal 2021 Winter Storm claim.
12. SEGMENT INFORMATION
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
Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses primarily includes restaurant rent, repairs and maintenance, advertising, supplies, utilities, delivery fees, payment processing fees, franchise and property taxes, workers’ compensation and general liability insurance, to-go supplies, and supervision expenses.

Footnote Index
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions between our operating segments.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 24, 2025
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,236.2	$99.2	$—	$1,335.4
Franchise revenues	13.5	0.3	—	13.8
Total revenues	1,249.7	99.5	—	1,349.2

Food and beverage costs	319.7	24.9	—	344.6
Restaurant labor	395.3	35.7	—	431.0
Restaurant expenses	307.6	36.2	0.2	344.0
Depreciation and amortization	46.7	4.2	2.7	53.6
General and administrative	12.7	1.6	42.9	57.2
Other (gains) and charges	(1.3)	1.0	1.2	0.9
Total operating costs and expenses	1,080.7	103.6	47.0	1,231.3
Operating income (loss)	169.0	(4.1)	(47.0)	117.9
Interest expenses	1.3	0.1	9.1	10.5
Other income, net	—	—	(0.2)	(0.2)
Income (loss) before income taxes	$167.7	$(4.2)	$(55.9)	$107.6

Segment assets	$2,197.1	$291.8	$223.1	$2,712.0

	Thirteen Week Period Ended September 25, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,018.9	$108.4	$—	$1,127.3
Franchise revenues	11.5	0.2	—	11.7
Total revenues	1,030.4	108.6	—	1,139.0

Food and beverage costs	259.1	25.2	—	284.3
Restaurant labor	341.6	35.8	—	377.4
Restaurant expenses	280.6	33.0	0.3	313.9
Depreciation and amortization	40.5	3.4	2.4	46.3
General and administrative	11.8	3.0	37.0	51.8
Other (gains) and charges	2.9	0.4	5.6	8.9
Total operating costs and expenses	936.5	100.8	45.3	1,082.6
Operating income (loss)	93.9	7.8	(45.3)	56.4
Interest expenses	1.3	0.1	12.9	14.3
Other income, net	(0.1)	—	(0.1)	(0.2)
Income (loss) before income taxes	$92.7	$7.7	$(58.1)	$42.3

Segment assets	$2,124.1	$244.8	$164.2	$2,533.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 24, 2025 and September 25, 2024. The MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 24, 2025, we owned, operated or franchised 1,630 restaurants, consisting of 1,161 Company-owned restaurants and 469 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our operating segments are Chili’s and Maggiano’s.
Operating Environment
Geopolitical and other macroeconomic events have led, and in the future may lead to, wage inflation, staffing challenges, product cost inflation (inclusive of tariffs) and/or disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operation. Such events could also negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
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
Chili’s - Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks and Chilihead hospitality. We are making work at Chili’s easier, more fun and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers®, margaritas, and the Triple Dipper®. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
We have a flexible platform of value offerings at both lunch and dinner that we believe is compelling to our guests. Our “3 for Me”® platform allows guests to enjoy a non-alcoholic drink, an appetizer and certain entrées starting at just $10.99. We believe our value offerings will continue to be an important traffic driver in the current economic circumstances and we will continue to highlight this value in our marketing efforts. We have increased menu pricing in other areas in light of the inflationary challenges and we have also improved menu offerings and merchandising to incentivize our guests to purchase higher priced items.
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

In dining rooms, we use tabletop devices with functionality for guests to pay at the table, provide guest feedback and interact with our My Chili’s rewards program. Our My Chili’s rewards program offers free chips and salsa or a non-alcoholic beverage to members any time they visit our restaurants and allows us to communicate and advertise to our guests through email and text. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests.
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
Franchise Partnerships - During the thirteen week period ended September 24, 2025, there were 5 new franchise restaurant openings and one new development agreement. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 24, 2025 and September 25, 2024, respectively, total full year projected openings in fiscal 2026 and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 24, 2025	September 25, 2024	Fiscal 2026	September 24, 2025	September 25, 2024
Company-owned restaurants
Chili’s domestic	2	1	6	1,109	1,116
Chili’s international	—	—	—	4	4
Maggiano’s domestic	—	—	—	48	50
Total Company-owned	2	1	6	1,161	1,170
Franchise restaurants
Chili’s domestic	—	2	2-4	99	99
Chili’s international	5	12	24-28	367	354
Maggiano’s domestic	—	—	—	3	2
Total franchise	5	14	26-32	469	455
Total restaurants
Chili’s domestic	2	3	8-10	1,208	1,215
Chili’s international	5	12	24-28	371	358
Maggiano’s domestic	—	—	—	51	52
Total	7	15	32-38	1,630	1,625
Additionally, the Company is relocating one Maggiano’s restaurant with an expected opening in the current year.
As of September 24, 2025, we own property for 54 of the 1,161 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $44.8 million and buildings of $18.6 million.
Revenues
Thirteen Week Period Ended September 24, 2025 compared to September 25, 2024
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
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 25, 2024	$1,030.4	$108.6	$1,139.0
Change from:
Comparable restaurant sales	214.2	(6.3)	207.9
Restaurant openings	6.9	—	6.9
Digital entertainment revenues	0.2	—	0.2
Delivery service fee income	0.2	—	0.2
Gift card discounts	(0.1)	—	(0.1)
Maggiano's banquet income	—	(1.0)	(1.0)
Restaurant closures	(4.1)	(1.9)	(6.0)
Company sales	217.3	(9.2)	208.1
Franchise revenues(1)	2.0	0.1	2.1
Thirteen Week Period Ended September 24, 2025	$1,249.7	$99.5	$1,349.2
(1)Franchise revenues increased in the thirteen week period ended September 24, 2025 compared to September 25, 2024 primarily because of higher royalties. Our Chili’s and Maggiano’s franchisees generated sales of approximately $269.5 million and $4.6 million respectively for the thirteen week period ended September 24, 2025 compared to $225.7 million and $3.2 million respectively for the thirteen week period ended September 25, 2024.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 24, 2025 compared to September 25, 2024:

	Percentage Change in the Thirteen Week Period Ended September 24, 2025 versus September 25, 2024
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	18.8%	4.1%	4.1%	10.6%	(0.7)%
Chili’s	21.4%	4.0%	4.3%	13.1%	(0.6)%
Maggiano’s	(6.4)%	5.9%	0.5%	(12.8)%	(2.0)%
Franchise(4)	19.0%
U.S.	23.1%
International	16.5%
Chili’s domestic(5)	21.6%
System-wide(6)	18.9%
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
Costs and Expenses
Thirteen Week Period Ended September 24, 2025 compared to September 25, 2024
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 24, 2025		September 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$344.6	25.8%	$284.3	25.2%	$(60.3)	(0.6)%
Restaurant labor	431.0	32.3%	377.4	33.5%	(53.6)	1.2%
Restaurant expenses	344.0	25.7%	313.9	27.8%	(30.1)	2.1%
Depreciation and amortization	53.6		46.3		(7.3)
General and administrative	57.2		51.8		(5.4)
Other (gains) and charges	0.9		8.9		8.0
Interest expenses	10.5		14.3		3.8
Other income, net	(0.2)		(0.2)		—
As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.6%, due to 1.2% of unfavorable menu item mix and 0.4% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by 1.0% from menu pricing.
•Restaurant labor was favorable 1.2%, due to 3.4% of sales leverage partially offset by 1.5% of higher hourly labor driven by increased staffing levels and wage rates, 0.6% of higher manager salaries, and 0.1% of higher other labor expenses.
•Restaurant expenses were favorable 2.1%, due to 3.1% of sales leverage and 0.3% of lower repairs and maintenance, partially offset by 0.4% of higher advertising, 0.3% of higher rent, 0.2% of higher workers' compensation and general liability insurance, 0.2% of higher delivery fees and to-go supplies, and 0.2% of higher supervision.

Depreciation and amortization increased $7.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 25, 2024	$46.3
Change from:
Additions for new and existing restaurant assets	12.7
Finance leases	0.9
Corporate assets	0.8
Retirements and fully depreciated restaurant assets	(7.0)
Other	(0.1)
Thirteen Week Period Ended September 24, 2025	$53.6
General and administrative expenses increased $5.4 million as follows:

General and Administrative
Thirteen Week Period Ended September 25, 2024	$51.8
Change from:
Payroll expenses	4.1
Corporate technology initiatives	2.8
Defined contribution plan employer expenses and other benefits	1.2
Stock-based compensation	0.9
Professional fees	(0.9)
Performance-based compensation	(3.5)
Other	0.8
Thirteen Week Period Ended September 24, 2025	$57.2
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Severance and other benefit charges	$1.5	$0.3
Litigation & claims, net	0.7	2.5
Restaurant closure asset write-offs and charges	0.6	0.7
Enterprise system implementation costs	—	4.4
Loss from natural disasters, net (of insurance recoveries)	(2.3)	—
Other	0.4	1.0
	$0.9	$8.9
Interest expenses decreased $3.8 million primarily due to the lower average outstanding debt balances.
Income Taxes

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Effective income tax rate	7.5%	9.0%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 24, 2025 and September 25, 2024.

The change in the effective income tax rate in the thirteen week period ended September 24, 2025 to the thirteen week period ended September 25, 2024 is primarily due to excess tax benefits from stock based compensation of $11.7 million in fiscal 2026, which were significantly higher in the current year.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property. We have applied the key provisions impacting our financial position for the thirteen week period ended September 24, 2025, and will continue to assess the potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 24, 2025 compared to September 25, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 24, 2025	September 25, 2024
Company sales	$1,236.2	$1,018.9	$217.3	21.3%
Franchise revenues	13.5	11.5	2.0	17.4%
Total revenues	$1,249.7	$1,030.4	$219.3	21.3%
Chili’s Total revenues increased by 21.3% primarily due to favorable comparable restaurant sales driven by higher traffic, favorable menu item mix, and menu pricing. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 24, 2025		September 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$319.7	25.8%	$259.1	25.4%	$(60.6)	(0.4)%
Restaurant labor	395.3	32.0%	341.6	33.5%	(53.7)	1.5%
Restaurant expenses	307.6	24.9%	280.6	27.6%	(27.0)	2.7%
Depreciation and amortization	46.7		40.5		(6.2)
General and administrative	12.7		11.8		(0.9)
Other (gains) and charges	(1.3)		2.9		4.2
As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.4%, due to 1.0% of unfavorable menu item mix and 0.4% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by 1.0% from menu pricing.
•Chili’s Restaurant labor was favorable 1.5%, due to 3.9% of sales leverage, partially offset by 1.7% of higher hourly labor driven by increased staffing levels and wage rates, 0.6% of higher manager salaries, and 0.1% of higher other labor expenses.
•Chili’s Restaurant expenses were favorable 2.7%, due to 3.6% of sales leverage and 0.4% of lower repairs and maintenance, partially offset by 0.3% of higher advertising, 0.3% of higher rent, 0.3% of higher supervision, 0.2% of higher workers' compensation and general liability insurance, and 0.2% of higher delivery fees and to-go supplies.

Chili’s Depreciation and amortization increased $6.2 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 25, 2024	$40.5
Change from:
Additions for new and existing restaurant assets	11.4
Finance leases	0.8
Retirements and fully depreciated restaurant assets	(5.9)
Other	(0.1)
Thirteen Week Period Ended September 24, 2025	$46.7
Chili’s General and administrative increased $0.9 million as follows:

General and Administrative
Thirteen Week Period Ended September 25, 2024	$11.8
Change from:
Defined contribution plan employer expenses and other benefits	0.5
Payroll expenses	0.4
Stock-based compensation	0.2
Performance-based compensation	(0.8)
Other	0.6
Thirteen Week Period Ended September 24, 2025	$12.7
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 24, 2025	September 25, 2024
Litigation & claims, net	$0.7	$1.2
Restaurant closure asset write-offs and charges	0.3	0.7
Loss from natural disasters, net (of insurance recoveries)	(2.2)	—
Other	(0.1)	1.0
	$(1.3)	$2.9
Maggiano’s Segment
Thirteen Week Period Ended September 24, 2025 compared to September 25, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 24, 2025	September 25, 2024
Company sales	$99.2	$108.4	$(9.2)	(8.5)%
Franchise revenues	0.3	0.2	0.1	50.0%
Total revenues	$99.5	$108.6	$(9.1)	(8.4)%
Maggiano’s Total revenues decreased 8.4% primarily due to unfavorable comparable restaurant sales driven by lower traffic partially offset by menu pricing, and the unfavorable impact of restaurant closures. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 24, 2025		September 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$24.9	25.1%	$25.2	23.3%	$0.3	(1.8)%
Restaurant labor	35.7	36.0%	35.8	33.0%	0.1	(3.0)%
Restaurant expenses	36.2	36.5%	33.0	30.4%	(3.2)	(6.1)%
Depreciation and amortization	4.2		3.4		(0.8)
General and administrative	1.6		3.0		1.4
Other (gains) and charges	1.0		0.4		(0.6)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 1.8%, due to 2.3% unfavorable menu item mix and 0.4% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by 0.9% from menu pricing.
•Maggiano’s Restaurant labor was unfavorable 3.0%, due to 1.8% of sales deleverage, 0.5% of higher manager salaries, 0.3% of higher hourly labor, and 0.4% of higher other labor expenses.
•Maggiano’s Restaurant expenses were unfavorable 6.1%, due to 2.2% of sales deleverage, 1.3% of higher advertising, 1.0% of higher delivery fees and to-go supplies, 0.4% of higher repairs and maintenance, 0.4% of higher workers' compensation and general liability insurance, 0.3% of higher reimage related asset retirement loss, 0.2% of higher rent, and 0.3% of higher other restaurant expenses.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 24, 2025	September 25, 2024
Net cash provided by operating activities	$120.8	$62.8	$58.0
Net cash provided by operating activities increased due to an increase in operating income partially offset by an increase in payments of performance-based compensation and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 24, 2025	September 25, 2024
Net cash used in investing activities	$(57.9)	$(56.5)	$(1.4)
Net cash used in investing activities increased compared to the prior year primarily due to increased spend on construction of new restaurants and spend related to Maggiano’s reimages, partially offset by decreased spend on capital maintenance and equipment.

Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 24, 2025	September 25, 2024
Net cash used in financing activities	$(48.2)	$(54.7)	$6.5
Net cash used in financing activities decreased primarily due to an increase in net borrowings of long-term debt, partially offset by an increase in share repurchase activity in fiscal 2026 compared to fiscal 2025.
Debt
During the thirteen week period ended September 24, 2025, net borrowings of $90.0 million were drawn on the revolving credit facility. As of September 24, 2025, $910.0 million of credit was available under the revolving credit facility.
Our $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of September 24, 2025, our interest rate was 5.41% consisting of SOFR of 4.16% plus the applicable margin of 1.25%.
As of September 24, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2026.
Share Repurchase Program
Our Board of Directors approved a $400.0 million increase in our share repurchase program in August 2025 allowing for a total available authority of $507.0 million. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 24, 2025, we repurchased 0.9 million shares of our common stock for $134.5 million, including 0.6 million shares purchased for $92.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 24, 2025, approximately $415.0 million of share repurchase authorization remains under the current share repurchase program.
Cash Flow Outlook
In light of an unpredictable macroeconomy, including commodity and labor inflation and supply chain disruption, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business. We continue to assess the macro environment and will adjust our overall approach to capital allocation, including share repurchases, based on market conditions and trends.
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months.
Future Commitments and Contractual Obligations
In the thirteen week period ended September 24, 2025, we entered into long-term purchase obligations for various marketing programs, primarily media purchases. Payments under these contracts are $18.0 million in fiscal 2026, $21.2 million in fiscal 2027, $21.1 million in fiscal 2028, and $4.4 million in fiscal 2029.

Critical Accounting Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended June 25, 2025.
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of September 24, 2025, $90.0 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of September 24, 2025 would result in an additional $0.9 million of annual interest expense.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended September 24, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2025, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, operations, technology and assets, and our financial performance; the impact of current and potential tariffs and trade barriers; the impact of competition, including competitors employing our same strategies or discounting their offerings; changes in consumer preferences, including shifts in their brand preferences; consumer perception of food safety; reduced consumer discretionary spending; governmental regulations; the effectiveness of the Company's business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media, including the potential governmental ban of platforms used by the Company in its marketing initiatives; reputational damage or unfavorable publicity for our brands, which may result from actions of franchisees not within our control; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; our pursuit of or failure to comply with new environmental and sustainability requirements; our pursuit of or failure to achieve any goals, targets or objectives with respect to sustainability matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage; and limitations imposed by our credit agreements.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 7 - Commitments and Contingencies in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2025, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors approved a $400.0 million increase in our share repurchase program in August 2025.
During the thirteen week period ended September 24, 2025, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
June 26, 2025 through July 30, 2025	0.001	$144.39	—	$107.0
July 31, 2025 through August 27, 2025	0.462	155.99	0.3	457.0
August 28, 2025 through September 24, 2025	0.397	157.06	0.3	415.0
Total	0.860	$156.47	0.6
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 24, 2025, 272,484 shares were tendered by team members at an average price of $155.93.
ITEM 5. OTHER INFORMATION
During the thirteen week period ended September 24, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, as amended(1)
3.2	Amended and Restated Bylaws of Registrant(2)
10.1	Registrant’s Terms of Restricted Stock Unit Award for Fiscal 2026*
10.2	Registrant’s Fiscal 2026 Performance Share Plan*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 24, 2025 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: October 29, 2025	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc. and President
of Chili’s Grill & Bar and Maggiano's Little Italy
(Principal Executive Officer)

Date: October 29, 2025	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)