Form 10-Q
period 2025-12-24
BRINKER INTERNATIONAL, INC
filed 2026-01-28
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 24, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 22, 2026: 43,550,328 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Revenues
Company sales	$1,438.8	$1,346.1	$2,774.2	$2,473.4
Franchise revenues	13.4	12.1	27.2	23.8
Total revenues	1,452.2	1,358.2	2,801.4	2,497.2
Operating costs and expenses
Food and beverage costs	370.5	343.9	715.1	628.2
Restaurant labor	446.4	421.0	877.4	798.4
Restaurant expenses	352.1	324.4	696.1	638.3
Depreciation and amortization	54.6	47.7	108.2	94.0
General and administrative	59.7	53.1	116.9	104.9
Other (gains) and charges	0.5	12.1	1.4	21.0
Total operating costs and expenses	1,283.8	1,202.2	2,515.1	2,284.8
Operating income	168.4	156.0	286.3	212.4
Interest expenses	10.7	14.7	21.2	29.0
Other income, net	(0.4)	(0.4)	(0.6)	(0.6)
Income before income taxes	158.1	141.7	265.7	184.0
Provision for income taxes	29.6	23.2	37.7	27.0
Net income	$128.5	$118.5	$228.0	$157.0

Basic net income per share	$2.92	$2.67	$5.14	$3.52

Diluted net income per share	$2.86	$2.61	$5.03	$3.44

Basic weighted average shares outstanding	44.0	44.4	44.4	44.7

Diluted weighted average shares outstanding	44.9	45.5	45.4	45.7

Other comprehensive income (loss)
Foreign currency translation adjustment	$0.1	$(0.5)	$—	$(0.4)
Comprehensive income	$128.6	$118.0	$228.0	$156.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	December 24, 2025	June 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$15.0	$18.9
Accounts receivable, net	105.8	73.4
Inventories	36.4	35.2
Restaurant supplies	56.5	54.9
Prepaid expenses	27.2	24.6
Total current assets	240.9	207.0
Property and equipment, at cost
Land	45.2	44.9
Buildings and leasehold improvements	1,787.2	1,755.2
Furniture and equipment	902.2	845.3
Construction-in-progress	53.4	71.8
	2,788.0	2,717.2
Less accumulated depreciation and amortization	(1,816.3)	(1,764.5)
Net property and equipment	971.7	952.7
Other assets
Operating lease assets	1,183.4	1,149.1
Goodwill	194.8	194.7
Deferred income taxes, net	88.6	101.4
Intangibles, net	16.3	17.4
Other	53.5	56.3
Total other assets	1,536.6	1,518.9
Total assets	$2,749.2	$2,678.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163.9	$168.5
Gift card liability	76.9	57.2
Accrued payroll	126.2	156.2
Operating lease liabilities	111.9	114.6
Other accrued liabilities	186.3	172.6
Income taxes payable, net	4.5	6.5
Total current liabilities	669.7	675.6
Long-term debt and finance leases, less current installments	451.3	426.0
Long-term operating lease liabilities, less current portion	1,172.8	1,135.3
Other liabilities	76.1	70.8
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 43.5 million shares outstanding at December 24, 2025 and 60.3 million shares issued and 44.5 million shares outstanding at June 25, 2025)	6.0	6.0
Additional paid-in capital	668.3	714.5
Accumulated other comprehensive loss	(6.4)	(6.4)
Retained earnings	414.5	186.5
Treasury stock, at cost (16.8 million shares at December 24, 2025, and 15.8 million shares at June 25, 2025)	(703.1)	(529.7)
Total shareholders’ equity	379.3	370.9
Total liabilities and shareholders’ equity	$2,749.2	$2,678.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Cash flows from operating activities
Net income	$228.0	$157.0
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	108.2	94.0
Stock-based compensation	16.0	14.3
Deferred income taxes, net	12.8	8.3
Non-cash other (gains) and charges	2.2	7.9
Net loss on disposal of assets	4.2	6.1
Other	0.9	1.3
Changes in assets and liabilities:
Accounts receivable, net	(17.7)	(23.0)
Inventories	(1.3)	(2.6)
Restaurant supplies	(3.0)	(0.3)
Prepaid expenses	(8.0)	(1.2)
Income taxes	(2.6)	(3.5)
Operating lease assets, net of liabilities	(1.1)	(0.6)
Other assets	1.7	(0.3)
Accounts payable	11.5	11.5
Gift card liability	19.7	16.0
Accrued payroll	(30.0)	(4.5)
Other accrued liabilities	(5.8)	(1.3)
Other liabilities	4.0	1.9
Net cash provided by operating activities	339.7	281.0
Cash flows from investing activities
Payments for property and equipment	(122.3)	(105.8)
Proceeds from sale of assets	0.2	—
Insurance recoveries	0.5	—
Net cash used in investing activities	(121.6)	(105.8)
Cash flows from financing activities
Borrowings on revolving credit facility	475.0	515.0
Payments on revolving credit facility	(455.0)	(300.0)
Payments on long-term debt	(7.2)	(362.1)
Purchases of treasury stock	(235.0)	(85.2)
Proceeds from issuance of treasury stock	0.2	7.4
Payments for debt issuance costs	—	(0.1)
Net cash used in financing activities	(222.0)	(225.0)
Net change in cash and cash equivalents	(3.9)	(49.8)
Cash and cash equivalents at beginning of period	18.9	64.6
Cash and cash equivalents at end of period	$15.0	$14.8
Supplemental disclosure of cash flow information:
Income taxes paid, net	$27.5	$22.1
Interest paid, net of amounts capitalized	20.1	32.6
Accrued capital expenditures	18.0	7.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions)

	Twenty-Six Week Period Ended December 24, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 25, 2025	$6.0	$714.5	$186.5	$(529.7)	$(6.4)	$370.9
Net income	—	—	99.5	—	—	99.5
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	7.9	—	—	—	7.9
Purchases of treasury stock	—	(32.4)	—	(102.1)	—	(134.5)
Issuances of treasury stock	—	(29.2)	—	29.4	—	0.2
Balances at September 24, 2025	$6.0	$660.8	$286.0	$(602.4)	$(6.5)	$343.9
Net income	—	—	128.5	—	—	128.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	8.1	—	—	—	8.1
Purchases of treasury stock	—	(0.2)	—	(101.1)	—	(101.3)
Issuances of treasury stock	—	(0.4)	—	0.4	—	—
Balances at December 24, 2025	$6.0	$668.3	$414.5	$(703.1)	$(6.4)	$379.3

	Twenty-Six Week Period Ended December 25, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7
Net income	—	—	118.5	—	—	118.5
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	7.2	—	—	—	7.2
Purchases of treasury stock	—	(0.3)	—	(10.1)	—	(10.4)
Issuances of treasury stock	—	(0.3)	—	4.3	—	4.0
Balances at December 25, 2024	$6.0	$704.5	$(39.6)	$(532.7)	$(6.7)	$131.5
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of December 24, 2025 and June 25, 2025, and for the thirteen and twenty-six week periods ended December 24, 2025 and December 25, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 24, 2025, we owned, operated or franchised 1,627 restaurants, consisting of 1,160 Company-owned restaurants and 467 franchised restaurants, located in the United States, 27 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions in our fiscal 2028 Form 10-K. The amendments should be

Footnote Index
applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes outdated guidance for internal-use software costs to reflect current development practices, including agile and iterative methods, replacing the previous waterfall-based model. The amendments eliminate the requirement to classify costs by development stages (preliminary, application development, and post-implementation) and introduce a principles-based threshold for capitalization. Under the new guidance, capitalization begins when management authorizes and commits funding for the project and it is probable the project will be completed and the software will perform its intended function (probable-to-complete threshold). The amendments are effective for fiscal years beginning after December 15, 2027, which would require us to adopt the provisions as of the beginning of our fiscal year 2029. Management is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
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
The following table reflects the changes in deferred franchise and development fees between June 25, 2025 and December 24, 2025:

Deferred Franchise and Development Fees
Balance as of June 25, 2025	$9.8
Additions	0.2
Amount recognized to Franchise revenues	(0.7)
Balance as of December 24, 2025	$9.3
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 24, 2025:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2026	$0.4
2027	0.8
2028	0.7
2029	0.6
2030	0.5
Thereafter	6.3
$9.3

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 25, 2025 and December 24, 2025:

Gift Card Liability
Balance as of June 25, 2025	$57.2
Gift card sales	75.0
Gift card redemptions recognized to Company sales	(49.3)
Gift card breakage recognized to Company sales	(4.6)
Other	(1.4)
Balance as of December 24, 2025	$76.9
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
The carrying amount of debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair values of our note are based on quoted market prices and are considered a Level 2 fair value measurement.
The carrying amounts of the note, which are net of unamortized debt issuance costs, and fair value are as follows:

	December 24, 2025		June 25, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.25% notes	$346.4	$371.1	$346.0	$372.3
Non-Financial Assets
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We determine the fair values of property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights based on Level 3 fair value measurements. The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen and twenty-six week periods ended December 24, 2025 and December 25, 2024, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated

Footnote Index
amortization associated with definite-lived intangible assets at December 24, 2025 and June 25, 2025, was $20.1 million and $19.0 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 24, 2025	June 25, 2025
Insurance	$42.0	$39.7
Property tax	27.4	25.2
Current installments of finance lease obligations	27.3	17.6
Sales tax	24.4	22.8
Interest	13.7	13.5
Utilities and services	10.6	10.5
Other	40.9	43.3
	$186.3	$172.6
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Operating lease cost	$47.5	$45.8	$95.0	$91.4
Variable lease cost	18.1	17.5	36.2	33.6
Finance lease amortization	6.6	6.8	13.2	12.5
Finance lease interest	1.6	1.6	3.3	3.1
Short-term lease cost	0.2	0.2	0.4	0.3
Sublease income	(0.4)	(0.4)	(0.7)	(0.8)
Total lease costs, net	$73.6	$71.5	$147.4	$140.1
Supplemental cash flow information related to leases:

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Operating lease assets obtained in exchange for operating lease liabilities	$94.7	$43.4
Finance lease assets obtained in exchange for finance lease liabilities	21.9	16.6
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of December 24, 2025 and June 25, 2025 was $94.2 million and $85.8 million, respectively.

Footnote Index
6. DEBT
Long-term debt consists of the following:

	December 24, 2025	June 25, 2025
Revolving credit facility	$20.0	$—
8.25% notes	350.0	350.0
Finance lease obligations	112.2	97.6
Total long-term debt	482.2	447.6
Less: unamortized debt issuance costs	(3.6)	(4.0)
Total long-term debt, less unamortized debt issuance costs	478.6	443.6
Less: current installments of long-term debt(1)	(27.3)	(17.6)
Total long-term debt, less current portion	$451.3	$426.0
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
In the twenty-six week period ended December 24, 2025, net borrowings of $20.0 million were drawn on our revolving credit facility. Additionally, availability was reduced by a $30.1 million letter of credit as of December 24, 2025. Refer to Note 7 - Commitments and Contingencies for further information about our letters of credit. As of December 24, 2025, $949.9 million of credit was available under the revolving credit facility.
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of December 24, 2025, our interest rate was 4.98% consisting of SOFR of 3.73% plus the applicable margin of 1.25%.
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
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of December 24, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes.
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of December 24, 2025 and June 25, 2025, we have outstanding lease guarantees or are secondarily liable for an estimated $10.1 million and $11.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2026 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have

Footnote Index
been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of December 24, 2025, we had $34.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 8 months.
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
8. INCOME TAXES

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Effective income tax rate	14.2%	14.7%
The federal statutory tax rate was 21.0% for the twenty-six week periods ended December 24, 2025 and December 25, 2024.
The change in the effective income tax rate in the twenty-six week period ended December 24, 2025 to the twenty-six week period ended December 25, 2024 is primarily due to significantly higher excess tax benefits from stock based compensation of $11.9 million in fiscal 2026, partially offset by higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
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
In the twenty-six week period ended December 24, 2025, we repurchased 1.8 million shares of our common stock for $235.0 million, including 1.5 million shares purchased for $192.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 24, 2025, approximately $315.0 million of share repurchase authorization remains under the current share repurchase program.

Footnote Index
Stock-based Compensation
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Restricted share awards
Restricted share awards granted	0.2	0.6
Weighted average fair value per share	$155.81	$85.45
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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Basic weighted average shares outstanding	44.0	44.4	44.4	44.7
Dilutive stock options	—	0.1	—	0.1
Dilutive restricted shares	0.9	1.0	1.0	0.9
Total dilutive impact	0.9	1.1	1.0	1.0
Diluted weighted average shares outstanding	44.9	45.5	45.4	45.7

Awards excluded due to anti-dilutive effect	0.1	—	—	—
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Restaurant closure asset write-offs and charges	$1.5	$0.8	$2.1	$1.5
Litigation & claims, net	0.8	6.1	1.5	8.6
Severance and other benefit charges	0.2	—	1.7	0.3
Loss from natural disasters, net (of insurance recoveries)	—	0.7	(2.3)	0.7
Enterprise system implementation costs	—	5.2	—	9.6
Lease modification gain, net	(2.5)	(0.7)	(2.5)	(1.0)
Other	0.5	—	0.9	1.3
	$0.5	$12.1	$1.4	$21.0
•Restaurant closure asset write-offs and charges includes costs associated with the closure of certain Chili’s and Maggiano’s restaurants in the current year and Chili’s restaurants in the prior year.

Footnote Index
•Litigation & claims, net primarily relates to claims on alcohol service cases and legal contingencies, and the current year is inclusive of an insurance reimbursement for an extraordinary one-time settlement related to an employment claim.
•Severance and other benefit charges relates to changes in our management team and organizational structure.
•Loss from natural disasters, net (of insurance recoveries) primarily relates to proceeds received in the current year related to a fiscal 2021 Winter Storm claim, and the prior year includes costs related to two major hurricanes.
•Enterprise system implementation costs primarily consists of software subscription fees and certain other costs prior to implementation and post go-live support of the cloud-based Enterprise Resource Planning (“ERP”) system.
•Lease modification gain, net includes gains related to the reduction of lease liabilities associated with closed Chili’s restaurants, and the current year also includes a lease termination fee received from a landlord at one of these closed restaurants.
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
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery service fee income, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees, and other service fees.
Operating income includes revenues and expenses directly attributable to segment-level results of operations. Restaurant expenses primarily includes restaurant rent, repairs and maintenance, advertising, supplies, utilities, delivery fees, payment processing fees, franchise and property taxes, workers’ compensation and general liability insurance, and to-go supplies.
We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are predominantly located in the United States. There were no material transactions between our operating segments.

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended December 24, 2025
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,304.1	$134.7	$—	$1,438.8
Franchise revenues	13.2	0.2	—	13.4
Total revenues	1,317.3	134.9	—	1,452.2

Food and beverage costs	336.5	34.0	—	370.5
Restaurant labor	406.6	39.8	—	446.4
Restaurant expenses	312.5	39.4	0.2	352.1
Depreciation and amortization	47.5	4.3	2.8	54.6
General and administrative	14.6	2.1	43.0	59.7
Other (gains) and charges	(0.4)	0.3	0.6	0.5
Total operating costs and expenses	1,117.3	119.9	46.6	1,283.8
Operating income (loss)	200.0	15.0	(46.6)	168.4
Interest expenses	1.4	—	9.3	10.7
Other income, net	(0.1)	—	(0.3)	(0.4)
Income (loss) before income taxes	$198.7	$15.0	$(55.6)	$158.1

	Thirteen Week Period Ended December 25, 2024
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,196.9	$149.2	$—	$1,346.1
Franchise revenues	11.9	0.2	—	12.1
Total revenues	1,208.8	149.4	—	1,358.2

Food and beverage costs	310.1	33.8	—	343.9
Restaurant labor	378.4	42.6	—	421.0
Restaurant expenses	285.0	39.0	0.4	324.4
Depreciation and amortization	41.8	3.4	2.5	47.7
General and administrative	12.2	2.4	38.5	53.1
Other (gains) and charges	6.2	—	5.9	12.1
Total operating costs and expenses	1,033.7	121.2	47.3	1,202.2
Operating income (loss)	175.1	28.2	(47.3)	156.0
Interest expenses	1.6	—	13.1	14.7
Other income, net	—	—	(0.4)	(0.4)
Income (loss) before income taxes	$173.5	$28.2	$(60.0)	$141.7

Footnote Index

	Twenty-Six Week Period Ended December 24, 2025
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$2,540.3	$233.9	$—	$2,774.2
Franchise revenues	26.7	0.5	—	27.2
Total revenues	2,567.0	234.4	—	2,801.4

Food and beverage costs	656.2	58.9	—	715.1
Restaurant labor	801.9	75.5	—	877.4
Restaurant expenses	620.1	75.6	0.4	696.1
Depreciation and amortization	94.2	8.5	5.5	108.2
General and administrative	27.3	3.7	85.9	116.9
Other (gains) and charges	(1.7)	1.3	1.8	1.4
Total operating costs and expenses	2,198.0	223.5	93.6	2,515.1
Operating income (loss)	369.0	10.9	(93.6)	286.3
Interest expenses	2.7	0.1	18.4	21.2
Other income, net	(0.1)	—	(0.5)	(0.6)
Income (loss) before income taxes	$366.4	$10.8	$(111.5)	$265.7

Segment assets	$2,193.7	$307.4	$248.1	$2,749.2

	Twenty-Six Week Period Ended December 25, 2024
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$2,215.8	$257.6	$—	$2,473.4
Franchise revenues	23.4	0.4	—	23.8
Total revenues	2,239.2	258.0	—	2,497.2

Food and beverage costs	569.2	59.0	—	628.2
Restaurant labor	720.0	78.4	—	798.4
Restaurant expenses	565.6	72.0	0.7	638.3
Depreciation and amortization	82.3	6.8	4.9	94.0
General and administrative	24.0	5.4	75.5	104.9
Other (gains) and charges	9.1	0.4	11.5	21.0
Total operating costs and expenses	1,970.2	222.0	92.6	2,284.8
Operating income (loss)	269.0	36.0	(92.6)	212.4
Interest expenses	2.9	0.1	26.0	29.0
Other income, net	(0.1)	—	(0.5)	(0.6)
Income (loss) before income taxes	$266.2	$35.9	$(118.1)	$184.0

Segment assets	$2,112.6	$256.1	$191.6	$2,560.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and twenty-six week periods ended December 24, 2025 and December 25, 2024. The MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of December 24, 2025, we owned, operated or franchised 1,627 restaurants, consisting of 1,160 Company-owned restaurants and 467 franchised restaurants, located in the United States, 27 other countries and two United States territories. Our operating segments are Chili’s and Maggiano’s.
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
Maggiano’s - At Maggiano’s, the focus is executing to improve performance and operations through the Company’s Back to Maggiano’s strategy. The strategy includes in-flight initiatives across food, service and atmosphere with the aim of revitalizing the brand’s core, serving Italian American favorites with warm and attentive service. While our dining rooms support the majority of our business, we also offer carry-out and delivery options through partnerships with delivery service providers that have made our restaurants more accessible to guests. Our restaurants also have banquet rooms to host large special events, particularly during the holiday season in the second and third quarters of the fiscal year.
Franchise Partnerships - During the twenty-six week period ended December 24, 2025, there were 10 new franchise restaurant openings and one new development agreement. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen and twenty-six week periods ended December 24, 2025 and December 25, 2024, respectively, total full year projected openings in fiscal 2026 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended			Total Open Restaurants at
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024	Fiscal 2026	December 24, 2025	December 25, 2024
Company-owned restaurants
Chili’s domestic	1	—	3	1	6	1,108	1,110
Chili’s international	—	—	—	—	—	4	4
Maggiano’s domestic	—	—	—	—	—	48	50
Total Company-owned	1	—	3	1	6	1,160	1,164
Franchise restaurants
Chili’s domestic	—	—	—	2	2-4	98	99
Chili’s international	5	6	10	18	24-28	366	358
Maggiano’s domestic	—	1	—	1	—	3	3
Total franchise	5	7	10	21	26-32	467	460
Total restaurants
Chili’s domestic	1	—	3	3	8-10	1,206	1,209
Chili’s international	5	6	10	18	24-28	370	362
Maggiano’s domestic	—	1	—	1	—	51	53
Total	6	7	13	22	32-38	1,627	1,624
Additionally, the Company is relocating one Maggiano’s restaurant with an expected opening in the current year.
During the thirteen week period ended December 24, 2025, we purchased the land and buildings for one restaurant that was previously leased. As of December 24, 2025, we own property for 55 of the 1,160 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $45.2 million and buildings of $19.6 million.

Revenues
Thirteen and Twenty-Six Week Periods Ended December 24, 2025 compared to December 25, 2024
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery service fee income, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended December 25, 2024	$1,208.8	$149.4	$1,358.2
Change from:
Comparable restaurant sales	101.8	(3.4)	98.4
Restaurant openings	8.7	—	8.7
Delivery service fee income	0.2	—	0.2
Digital entertainment revenues	0.1	—	0.1
Gift card discounts	(0.2)	—	(0.2)
Gift card breakage	(0.7)	(0.1)	(0.8)
Maggiano's banquet income(1)	—	(4.7)	(4.7)
Restaurant closures	(2.7)	(6.3)	(9.0)
Company sales	107.2	(14.5)	92.7
Franchise revenues(2)	1.3	—	1.3
Thirteen Week Period Ended December 24, 2025	$1,317.3	$134.9	$1,452.2

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Twenty-Six Week Period Ended December 25, 2024	$2,239.2	$258.0	$2,497.2
Change from:
Comparable restaurant sales	316.0	(9.7)	306.3
Restaurant openings	15.6	—	15.6
Delivery service fee income	0.4	—	0.4
Digital entertainment revenues	0.3	—	0.3
Gift card discounts	(0.3)	—	(0.3)
Gift card breakage	(0.7)	(0.1)	(0.8)
Maggiano's banquet income(1)	—	(5.7)	(5.7)
Restaurant closures	(6.8)	(8.2)	(15.0)
Company sales	324.5	(23.7)	300.8
Franchise revenues(2)	3.3	0.1	3.4
Twenty-Six Week Period Ended December 24, 2025	$2,567.0	$234.4	$2,801.4
(1)Maggiano's banquet income decreased primarily due to management’s decision to substantially eliminate banquet service charges at the end of the first quarter of fiscal 2026.
(2)Franchise revenues increased in the thirteen and twenty-six week periods ended December 24, 2025 compared to December 25, 2024 primarily because of higher royalties. The table below presents sales from our franchisees:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Chili's franchisee sales	$271.9	$232.3	$540.5	$458.0
Maggiano's franchisee sales	4.1	4.2	8.7	7.3
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and twenty-six week periods ended December 24, 2025 compared to December 25, 2024:

	Percentage Change in the Thirteen Week Period Ended December 24, 2025 versus December 25, 2024
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	7.5%	4.6%	1.5%	1.4%	(0.3)%
Chili’s	8.6%	4.4%	1.5%	2.7%	(0.2)%
Maggiano’s	(2.4)%	6.0%	0.4%	(8.8)%	(4.0)%
Franchise(4)	7.3%
U.S.	9.2%
International	6.2%
Chili’s domestic(5)	8.7%
System-wide(6)	7.5%

	Percentage Change in the Twenty-Six Week Period Ended December 24, 2025 versus December 25, 2024
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	12.7%	4.3%	2.6%	5.8%	(0.5)%
Chili’s	14.5%	4.2%	2.8%	7.5%	(0.4)%
Maggiano’s	(4.1)%	6.0%	0.5%	(10.6)%	(3.0)%
Franchise(4)	11.3%
U.S.	14.8%
International	9.1%
Chili’s domestic(5)	14.6%
System-wide(6)	12.5%
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
Costs and Expenses
Thirteen Week Period Ended December 24, 2025 compared to December 25, 2024
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$370.5	25.7%	$343.9	25.5%	$(26.6)	(0.2)%
Restaurant labor	446.4	31.0%	421.0	31.3%	(25.4)	0.3%
Restaurant expenses	352.1	24.5%	324.4	24.1%	(27.7)	(0.4)%
Depreciation and amortization	54.6		47.7		(6.9)
General and administrative	59.7		53.1		(6.6)
Other (gains) and charges	0.5		12.1		11.6
Interest expenses	10.7		14.7		4.0
Other income, net	(0.4)		(0.4)		—

As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.2%, due to 1.2% of unfavorable menu item mix and 0.2% of unfavorable commodity costs primarily driven by higher meat and seafood, partially offset by lower poultry and 1.2% from favorable menu pricing.
•Restaurant labor was favorable 0.3%, due to 1.3% of sales leverage and 0.1% of lower other labor expenses, partially offset by 0.6% of higher hourly labor driven by increased staffing levels and wage rates, 0.3% of higher health insurance, and 0.2% of higher manager salaries.
•Restaurant expenses were unfavorable 0.4%, due to 0.6% of higher advertising, 0.4% of higher repairs and maintenance, 0.4% of higher delivery fees and to-go supplies, 0.2% of higher workers' compensation and general liability insurance, and 0.1% of higher rent, partially offset by 1.1% of sales leverage and 0.2% lower other restaurant expenses.
Depreciation and amortization increased $6.9 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 25, 2024	$47.7
Change from:
Additions for new and existing restaurant assets	11.3
Corporate assets	0.4
Finance leases	(0.2)
Retirements and fully depreciated restaurant assets	(4.4)
Other	(0.2)
Thirteen Week Period Ended December 24, 2025	$54.6
General and administrative expenses increased $6.6 million as follows:

General and Administrative
Thirteen Week Period Ended December 25, 2024	$53.1
Change from:
Payroll expenses	4.0
Stock-based compensation	0.9
Defined contribution plan employer expenses and other benefits	0.4
Corporate technology initiatives	0.2
Other	1.1
Thirteen Week Period Ended December 24, 2025	$59.7

Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 24, 2025	December 25, 2024
Restaurant closure asset write-offs and charges	$1.5	$0.8
Litigation & claims, net	0.8	6.1
Severance and other benefit charges	0.2	—
Loss from natural disasters, net (of insurance recoveries)	—	0.7
Enterprise system implementation costs	—	5.2
Lease modification gain, net	(2.5)	(0.7)
Other	0.5	—
	$0.5	$12.1
Interest expenses decreased $4.0 million primarily due to the lower average revolver balance during the current year.
Twenty-Six Week Period Ended December 24, 2025 compared to December 25, 2024
The following is a summary of the changes in Costs and Expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$715.1	25.8%	$628.2	25.4%	$(86.9)	(0.4)%
Restaurant labor	877.4	31.6%	798.4	32.3%	(79.0)	0.7%
Restaurant expenses	696.1	25.1%	638.3	25.8%	(57.8)	0.7%
Depreciation and amortization	108.2		94.0		(14.2)
General and administrative	116.9		104.9		(12.0)
Other (gains) and charges	1.4		21.0		19.6
Interest expenses	21.2		29.0		7.8
Other income, net	(0.6)		(0.6)		—
As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.4%, due to 1.2% of unfavorable menu item mix and 0.3% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by 1.1% favorable menu pricing.
•Restaurant labor was favorable 0.7%, due to 2.2% of sales leverage and 0.1% of lower other labor expenses, partially offset by 1.1% of higher hourly labor driven by increased staffing levels and wage rates, 0.3% of higher manager salaries, and 0.2% of higher health insurance.
•Restaurant expenses were favorable 0.7%, due to 2.0% of sales leverage and 0.1% of lower other restaurant expenses, partially offset by 0.5% of higher advertising, 0.5% of higher delivery fees and to-go supplies, 0.2% of higher workers' compensation and general liability insurance, and 0.2% of higher rent.

Depreciation and amortization increased $14.2 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 25, 2024	$94.0
Change from:
Additions for new and existing restaurant assets	24.0
Corporate assets	1.2
Finance leases	0.7
Retirements and fully depreciated restaurant assets	(11.4)
Other	(0.3)
Twenty-Six Week Period Ended December 24, 2025	$108.2
General and administrative expenses increased $12.0 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 25, 2024	$104.9
Change from:
Payroll expenses	8.1
Corporate technology initiatives	3.0
Stock-based compensation	1.8
Defined contribution plan employer expenses and other benefits	1.6
Performance-based compensation	(3.6)
Other	1.1
Twenty-Six Week Period Ended December 24, 2025	$116.9
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Restaurant closure asset write-offs and charges	$2.1	$1.5
Severance and other benefit charges	1.7	0.3
Litigation & claims, net	1.5	8.6
Enterprise system implementation costs	—	9.6
Loss from natural disasters, net (of insurance recoveries)	(2.3)	0.7
Lease modification gain, net	(2.5)	(1.0)
Other	0.9	1.3
	$1.4	$21.0
Interest expenses decreased $7.8 million primarily due to the lower average outstanding debt balances.

Income Taxes

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024	December 24, 2025	December 25, 2024
Effective income tax rate	18.7%	16.4%	14.2%	14.7%
The federal statutory tax rate was 21.0% for the thirteen and twenty-six week periods ended December 24, 2025 and December 25, 2024.
The change in the effective income tax rate in the thirteen week period ended December 24, 2025 to the thirteen week period ended December 25, 2024 is primarily due to higher Income before income taxes and resulting deleverage of the FICA tip tax credit. The change in the effective income tax rate in the twenty-six week period ended December 24, 2025 to the twenty-six week period ended December 25, 2024 is primarily due to significantly higher excess tax benefits from stock based compensation of $11.9 million in fiscal 2026, partially offset by higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property. We have applied the key provisions impacting our financial position for the thirteen and twenty-six week periods ended December 24, 2025, and will continue to assess the potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
Segment Results
Chili’s Segment
Thirteen Week Period Ended December 24, 2025 compared to December 25, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 24, 2025	December 25, 2024
Company sales	$1,304.1	$1,196.9	$107.2	9.0%
Franchise revenues	13.2	11.9	1.3	10.9%
Total revenues	$1,317.3	$1,208.8	$108.5	9.0%
Chili’s Total revenues increased by 9.0% primarily due to favorable comparable restaurant sales driven by menu pricing, higher traffic, and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$336.5	25.8%	$310.1	25.9%	$(26.4)	0.1%
Restaurant labor	406.6	31.2%	378.4	31.6%	(28.2)	0.4%
Restaurant expenses	312.5	23.9%	285.0	23.8%	(27.5)	(0.1)%
Depreciation and amortization	47.5		41.8		(5.7)
General and administrative	14.6		12.2		(2.4)
Other (gains) and charges	(0.4)		6.2		6.6

As a percentage of Company sales:
•Chili’s Food and beverage costs were favorable 0.1%, due to 1.2% from favorable menu pricing, partially offset by 0.9% of unfavorable menu item mix and 0.2% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by lower poultry.
•Chili’s Restaurant labor was favorable 0.4%, due to 1.6% of sales leverage, partially offset by 0.6% of higher hourly labor driven by increased staffing levels and wage rates, 0.3% of higher manager salaries, and 0.3% of higher health insurance.
•Chili’s Restaurant expenses were unfavorable 0.1%, due to 0.6% of higher advertising, 0.4% of higher repairs and maintenance, 0.3% of higher delivery fees and to-go supplies, and 0.3% of higher rent, partially offset by 1.5% of sales leverage.
Chili’s Depreciation and amortization increased $5.7 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended December 25, 2024	$41.8
Change from:
Additions for new and existing restaurant assets	10.0
Finance leases	(0.3)
Retirements and fully depreciated restaurant assets	(3.8)
Other	(0.2)
Thirteen Week Period Ended December 24, 2025	$47.5
Chili’s General and administrative increased $2.4 million as follows:

General and Administrative
Thirteen Week Period Ended December 25, 2024	$12.2
Change from:
Payroll expenses	1.0
Defined contribution plan employer expenses and other benefits	0.5
Stock-based compensation	0.2
Performance-based compensation	0.2
Other	0.5
Thirteen Week Period Ended December 24, 2025	$14.6
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	December 24, 2025	December 25, 2024
Restaurant closure asset write-offs and charges	$1.4	$0.8
Litigation & claims, net	0.6	5.4
Loss from natural disasters, net (of insurance recoveries)	—	0.7
Lease modification gain, net	(2.5)	(0.7)
Other	0.1	—
	$(0.4)	$6.2

Twenty-Six Week Period Ended December 24, 2025 compared to December 25, 2024

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	December 24, 2025	December 25, 2024
Company sales	$2,540.3	$2,215.8	$324.5	14.6%
Franchise revenues	26.7	23.4	3.3	14.1%
Total revenues	$2,567.0	$2,239.2	$327.8	14.6%
Chili’s Total revenues increased by 14.6% primarily due to favorable comparable sales driven by higher traffic, menu pricing, and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$656.2	25.8%	$569.2	25.7%	$(87.0)	(0.1)%
Restaurant labor	801.9	31.6%	720.0	32.5%	(81.9)	0.9%
Restaurant expenses	620.1	24.4%	565.6	25.5%	(54.5)	1.1%
Depreciation and amortization	94.2		82.3		(11.9)
General and administrative	27.3		24.0		(3.3)
Other (gains) and charges	(1.7)		9.1		10.8
As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.1%, due to 0.9% of unfavorable menu item mix and 0.3% of unfavorable commodity costs primarily driven by higher meat and seafood, partially offset by 1.1% from favorable menu pricing.
•Chili’s Restaurant labor was favorable 0.9%, due to 2.6% of sales leverage, partially offset by 1.2% of higher hourly labor driven by increased staffing levels and wage rates, 0.3% of higher manager salaries, and 0.2% of higher health insurance.
•Chili’s Restaurant expenses were favorable 1.1%, due to 2.5% of sales leverage, partially offset by 0.5% of higher advertising, 0.4% of higher delivery fees and to-go supplies, 0.2% of higher workers' compensation and general liability insurance, 0.2% of higher rent, and 0.1% of higher other restaurant expenses.
Chili’s Depreciation and amortization increased $11.9 million as follows:

Depreciation and Amortization
Twenty-Six Week Period Ended December 25, 2024	$82.3
Change from:
Additions for new and existing restaurant assets	21.4
Finance leases	0.5
Retirements and fully depreciated restaurant assets	(9.7)
Other	(0.3)
Twenty-Six Week Period Ended December 24, 2025	$94.2

Chili’s General and administrative increased $3.3 million as follows:

General and Administrative
Twenty-Six Week Period Ended December 25, 2024	$24.0
Change from:
Payroll expenses	1.4
Defined contribution plan employer expenses and other benefits	1.0
Stock-based compensation	0.4
Performance-based compensation	(0.6)
Other	1.1
Twenty-Six Week Period Ended December 24, 2025	$27.3
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Twenty-Six Week Periods Ended
	December 24, 2025	December 25, 2024
Restaurant closure asset write-offs and charges	$1.7	$1.5
Litigation & claims, net	1.3	6.6
Loss from natural disasters, net (of insurance recoveries)	(2.2)	0.7
Lease modification gain, net	(2.5)	(1.0)
Other	—	1.3
	$(1.7)	$9.1
Maggiano’s Segment
Thirteen Week Period Ended December 24, 2025 compared to December 25, 2024

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 24, 2025	December 25, 2024
Company sales	$134.7	$149.2	$(14.5)	(9.7)%
Franchise revenues	0.2	0.2	—	—%
Total revenues	$134.9	$149.4	$(14.5)	(9.7)%
Maggiano’s Total revenues decreased 9.7% primarily due to unfavorable impact of restaurant closures and unfavorable comparable restaurant sales driven by lower traffic partially offset by menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$34.0	25.2%	$33.8	22.6%	$(0.2)	(2.6)%
Restaurant labor	39.8	29.5%	42.6	28.6%	2.8	(0.9)%
Restaurant expenses	39.4	29.3%	39.0	26.1%	(0.4)	(3.2)%
Depreciation and amortization	4.3		3.4		(0.9)
General and administrative	2.1		2.4		0.3
Other (gains) and charges	0.3		—		(0.3)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 2.6%, due to 3.0% unfavorable menu item mix and 0.7% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by lower dairy and 1.1% from favorable menu pricing.
•Maggiano’s Restaurant labor was unfavorable 0.9%, due to 1.6% of sales deleverage and 0.3% of higher health insurance, partially offset by 0.7% of lower manager bonus and 0.3% of lower other labor expenses.
•Maggiano’s Restaurant expenses were unfavorable 3.2%, due to 1.8% of sales deleverage, 0.7% of higher delivery fees and to-go supplies, 0.5% of higher workers' compensation and general liability insurance, and 0.3% of higher repairs and maintenance, partially offset by 0.1% of lower other restaurant expenses.
Twenty-Six Week Period Ended December 24, 2025 compared to December 25, 2024

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	December 24, 2025	December 25, 2024
Company sales	$233.9	$257.6	$(23.7)	(9.2)%
Franchise revenues	0.5	0.4	0.1	25.0%
Total revenues	$234.4	$258.0	$(23.6)	(9.1)%
Maggiano’s Total revenues decreased 9.1% primarily due to unfavorable comparable restaurant sales and unfavorable impact of restaurant closures. Unfavorable comparable restaurant sales were driven by lower traffic, partially offset by menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Twenty-Six Week Periods Ended				Favorable (Unfavorable) Variance
	December 24, 2025		December 25, 2024
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$58.9	25.2%	$59.0	22.9%	$0.1	(2.3)%
Restaurant labor	75.5	32.3%	78.4	30.4%	2.9	(1.9)%
Restaurant expenses	75.6	32.3%	72.0	28.0%	(3.6)	(4.3)%
Depreciation and amortization	8.5		6.8		(1.7)
General and administrative	3.7		5.4		1.7
Other (gains) and charges	1.3		0.4		(0.9)

As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 2.3%, due to 2.8% of unfavorable menu item mix and 0.6% of unfavorable commodity costs primarily driven by higher meat and seafood, partially offset by lower dairy and 1.1% from favorable menu pricing.
•Maggiano’s Restaurant labor was unfavorable 1.9%, due to 1.7% of sales deleverage, 0.2% of higher health insurance, and 0.4% of higher other labor expenses, partially offset by 0.4% of lower manager bonus.
•Maggiano’s Restaurant expenses were unfavorable 4.3%, due to 1.8% of sales deleverage, 0.9% of higher delivery fees and to-go supplies, 0.6% of higher advertising, 0.5% of higher workers' compensation and general liability insurance, 0.4% of higher repairs and maintenance, and 0.1% of higher other restaurant expenses.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 24, 2025	December 25, 2024
Net cash provided by operating activities	$339.7	$281.0	$58.7
Net cash provided by operating activities increased due to an increase in operating income partially offset by an increase in payments of performance-based compensation and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 24, 2025	December 25, 2024
Net cash used in investing activities	$(121.6)	$(105.8)	$(15.8)
Net cash used in investing activities increased compared to the prior year primarily due to increased spend on construction of new restaurants and spend related to Maggiano’s reimages, partially offset by decreased spend on capital maintenance and equipment.
Cash Flows from Financing Activities

	Twenty-Six Week Periods Ended		Favorable (Unfavorable) Variance
	December 24, 2025	December 25, 2024
Net cash used in financing activities	$(222.0)	$(225.0)	$3.0
Net cash used in financing activities decreased slightly primarily due to a decrease in net repayments of long-term debt as a result of the prior year payoff of our $350.0 million 5.00% notes, offset by an increase in share repurchase activity in fiscal 2026 compared to fiscal 2025.
Debt
During the twenty-six week period ended December 24, 2025, net borrowings of $20.0 million were drawn on the revolving credit facility. Additionally, availability was reduced by a $30.1 million letter of credit as of December 24, 2025. Refer to Note 7 - Commitments and Contingencies for further information about our letters of credit. As of December 24, 2025, $949.9 million of credit was available under the revolving credit facility.

Our $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of December 24, 2025, our interest rate was 4.98% consisting of SOFR of 3.73% plus the applicable margin of 1.25%.
As of December 24, 2025, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2026.
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
In the twenty-six week period ended December 24, 2025, we repurchased 1.8 million shares of our common stock for $235.0 million, including 1.5 million shares purchased for $192.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of December 24, 2025, approximately $315.0 million of share repurchase authorization remains under the current share repurchase program.
Cash Flow Outlook
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months.
Future Commitments and Contractual Obligations
During the first quarter of fiscal 2026, we entered into long-term purchase obligations for various marketing programs, primarily media purchases. Payments remaining under these contracts are $5.5 million in fiscal 2026, $21.2 million in fiscal 2027, $21.1 million in fiscal 2028, and $4.4 million in fiscal 2029.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of December 24, 2025, $20.0 million was outstanding under the revolving credit facility. We estimate that a hypothetical 100 basis point increase in the current interest rate on the outstanding balance of this variable rate financial instrument as of December 24, 2025 would result in an additional $0.2 million of annual interest expense.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended December 24, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended December 24, 2025, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
September 25, 2025 through October 29, 2025	—	$—	—	$415.0
October 30, 2025 through November 26, 2025	0.891	112.20	0.9	315.0
November 27, 2025 through December 24, 2025	0.001	140.67	—	315.0
Total	0.892	$112.21	0.9
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended December 24, 2025, 1,866 shares were tendered by team members at an average price of $112.64.
ITEM 5. OTHER INFORMATION
During the thirteen week period ended December 24, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended December 24, 2025 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: January 28, 2026	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc. and President
of Chili’s Grill & Bar and Maggiano's Little Italy
(Principal Executive Officer)

Date: January 28, 2026	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)