Form 10-Q
period 2026-03-25
BRINKER INTERNATIONAL, INC
filed 2026-04-29
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 23, 2026: 42,887,790 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Revenues
Company sales	$1,455.5	$1,413.0	$4,229.7	$3,886.4
Franchise revenues	14.7	12.1	41.9	35.9
Total revenues	1,470.2	1,425.1	4,271.6	3,922.3
Operating costs and expenses
Food and beverage costs	373.1	353.1	1,088.2	981.3
Restaurant labor	456.4	452.2	1,333.8	1,250.6
Restaurant expenses	358.6	340.9	1,054.7	979.2
Depreciation and amortization	55.0	54.7	163.2	148.7
General and administrative	58.4	58.3	175.3	163.2
Other (gains) and charges	2.1	9.0	3.5	30.0
Total operating costs and expenses	1,303.6	1,268.2	3,818.7	3,553.0
Operating income	166.6	156.9	452.9	369.3
Interest expenses	10.1	13.2	31.3	42.2
Other income, net	(0.2)	(0.1)	(0.8)	(0.7)
Income before income taxes	156.7	143.8	422.4	327.8
Provision for income taxes	28.8	24.7	66.5	51.7
Net income	$127.9	$119.1	$355.9	$276.1

Basic net income per share	$2.96	$2.68	$8.09	$6.19

Diluted net income per share	$2.87	$2.56	$7.90	$5.96

Basic weighted average shares outstanding	43.2	44.4	44.0	44.6

Diluted weighted average shares outstanding	44.5	46.4	45.1	46.4

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.1)	$0.1	$(0.1)	$(0.3)
Comprehensive income	$127.8	$119.2	$355.8	$275.8
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	March 25, 2026	June 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$57.1	$18.9
Accounts receivable, net	98.2	73.4
Inventories	35.1	35.2
Restaurant supplies	56.6	54.9
Prepaid expenses	23.5	24.6
Total current assets	270.5	207.0
Property and equipment, at cost
Land	46.0	44.9
Buildings and leasehold improvements	1,801.7	1,755.2
Furniture and equipment	906.1	845.3
Construction-in-progress	57.2	71.8
	2,811.0	2,717.2
Less accumulated depreciation and amortization	(1,844.6)	(1,764.5)
Net property and equipment	966.4	952.7
Other assets
Operating lease assets	1,193.3	1,149.1
Goodwill	194.7	194.7
Deferred income taxes, net	76.9	101.4
Intangibles, net	15.9	17.4
Other	54.6	56.3
Total other assets	1,535.4	1,518.9
Total assets	$2,772.3	$2,678.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$187.9	$168.5
Gift card liability	57.0	57.2
Accrued payroll	137.4	156.2
Operating lease liabilities	117.0	114.6
Other accrued liabilities	175.9	172.6
Income taxes payable, net	6.2	6.5
Total current liabilities	681.4	675.6
Long-term debt and finance leases, less current installments	424.4	426.0
Long-term operating lease liabilities, less current portion	1,182.8	1,135.3
Other liabilities	77.7	70.8
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 42.9 million shares outstanding at March 25, 2026 and 60.3 million shares issued and 44.5 million shares outstanding at June 25, 2025)	6.0	6.0
Additional paid-in capital	675.3	714.5
Accumulated other comprehensive loss	(6.5)	(6.4)
Retained earnings	542.4	186.5
Treasury stock, at cost (17.4 million shares at March 25, 2026, and 15.8 million shares at June 25, 2025)	(811.2)	(529.7)
Total shareholders’ equity	406.0	370.9
Total liabilities and shareholders’ equity	$2,772.3	$2,678.6
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Cash flows from operating activities
Net income	$355.9	$276.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	163.2	148.7
Stock-based compensation	24.0	23.1
Deferred income taxes, net	24.5	12.6
Non-cash other (gains) and charges	6.7	11.6
Net loss on disposal of assets	6.5	8.6
Other	1.4	1.9
Changes in assets and liabilities:
Accounts receivable, net	(14.4)	2.2
Inventories	(0.3)	(1.1)
Restaurant supplies	(3.2)	(2.0)
Prepaid expenses	1.1	0.1
Income taxes	(1.0)	(4.4)
Operating lease assets, net of liabilities	(1.5)	(2.0)
Other assets	0.3	(0.3)
Accounts payable	34.3	8.8
Gift card liability	(0.2)	(5.2)
Accrued payroll	(18.9)	17.7
Other accrued liabilities	(11.3)	(8.6)
Other liabilities	4.7	5.2
Net cash provided by operating activities	571.8	493.0
Cash flows from investing activities
Payments for property and equipment	(173.5)	(185.4)
Proceeds from sale of assets	0.3	—
Insurance recoveries	0.5	—
Net cash used in investing activities	(172.7)	(185.4)
Cash flows from financing activities
Borrowings on revolving credit facility	650.0	670.0
Payments on revolving credit facility	(650.0)	(580.0)
Payments on long-term debt	(18.1)	(366.3)
Purchases of treasury stock	(343.4)	(86.3)
Proceeds from issuance of treasury stock	0.6	8.0
Payments for debt issuance costs	—	(0.1)
Net cash used in financing activities	(360.9)	(354.7)
Net change in cash and cash equivalents	38.2	(47.1)
Cash and cash equivalents at beginning of period	18.9	64.6
Cash and cash equivalents at end of period	$57.1	$17.5
Supplemental disclosure of cash flow information:
Income taxes paid, net	$42.9	$43.4
Interest paid, net of amounts capitalized	36.4	51.7
Accrued capital expenditures	18.3	30.4
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions)

	Thirty-Nine Week Period Ended March 25, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 25, 2025	$6.0	$714.5	$186.5	$(529.7)	$(6.4)	$370.9
Net income	—	—	99.5	—	—	99.5
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	7.9	—	—	—	7.9
Purchases of treasury stock	—	(32.4)	—	(102.1)	—	(134.5)
Issuances of treasury stock	—	(29.2)	—	29.4	—	0.2
Balances at September 24, 2025	$6.0	$660.8	$286.0	$(602.4)	$(6.5)	$343.9
Net income	—	—	128.5	—	—	128.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	8.1	—	—	—	8.1
Purchases of treasury stock	—	(0.2)	—	(101.1)	—	(101.3)
Issuances of treasury stock	—	(0.4)	—	0.4	—	—
Balances at December 24, 2025	$6.0	$668.3	$414.5	$(703.1)	$(6.4)	$379.3
Net income	—	—	127.9	—	—	127.9
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	8.0	—	—	—	8.0
Purchases of treasury stock	—	(0.3)	—	(109.2)	—	(109.5)
Issuances of treasury stock	—	(0.7)	—	1.1	—	0.4
Balances at March 25, 2026	$6.0	$675.3	$542.4	$(811.2)	$(6.5)	$406.0

See accompanying Notes to Consolidated Financial Statements (Unaudited)

	Thirty-Nine Week Period Ended March 26, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 26, 2024	$6.0	$707.8	$(196.6)	$(471.5)	$(6.3)	$39.4
Net income	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	7.1	—	—	—	7.1
Purchases of treasury stock	—	(4.8)	—	(70.3)	—	(75.1)
Issuances of treasury stock	—	(12.2)	—	14.9	—	2.7
Balances at September 25, 2024	$6.0	$697.9	$(158.1)	$(526.9)	$(6.2)	$12.7
Net income	—	—	118.5	—	—	118.5
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	7.2	—	—	—	7.2
Purchases of treasury stock	—	(0.3)	—	(10.1)	—	(10.4)
Issuances of treasury stock	—	(0.3)	—	4.3	—	4.0
Balances at December 25, 2024	$6.0	$704.5	$(39.6)	$(532.7)	$(6.7)	$131.5
Net income	—	—	119.1	—	—	119.1
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	8.8	—	—	—	8.8
Purchases of treasury stock	—	(0.8)	—	(0.3)	—	(1.1)
Issuances of treasury stock	—	(0.9)	—	1.5	—	0.6
Balances at March 26, 2025	$6.0	$711.6	$79.5	$(531.5)	$(6.6)	$259.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of March 25, 2026 and June 25, 2025, and for the thirteen and thirty-nine week periods ended March 25, 2026 and March 26, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 25, 2026, we owned, operated or franchised 1,632 restaurants, consisting of 1,162 Company-owned restaurants and 470 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company will adopt this ASU in our fiscal 2026 Form 10-K, and management is currently assessing whether to apply the relevant provisions prospectively or retrospectively.
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
The following table reflects the changes in deferred franchise and development fees between June 25, 2025 and March 25, 2026:

Deferred Franchise and Development Fees
Balance as of June 25, 2025	$9.8
Additions	0.6
Amount recognized to Franchise revenues	(1.5)
Balance as of March 25, 2026	$8.9
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 25, 2026:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2026	$0.2
2027	0.8
2028	0.7
2029	0.6
2030	0.6
Thereafter	6.0
$8.9

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 25, 2025 and March 25, 2026:

Gift Card Liability
Balance as of June 25, 2025	$57.2
Gift card sales	99.8
Gift card redemptions recognized to Company sales	(92.9)
Gift card breakage recognized to Company sales	(6.8)
Other	(0.3)
Balance as of March 25, 2026	$57.0
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
The carrying amounts of the note, which are net of unamortized debt issuance costs, and fair value are as follows:

	March 25, 2026		June 25, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.25% notes	$346.6	$366.7	$346.0	$372.3
Non-Financial Assets
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We determine the fair values of property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights based on Level 3 fair value measurements. The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen and thirty-nine week periods ended March 25, 2026 and March 26, 2025, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated

Footnote Index
amortization associated with definite-lived intangible assets at March 25, 2026 and June 25, 2025, was $20.6 million and $19.0 million, respectively.
4. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 25, 2026	June 25, 2025
Insurance	$43.6	$39.7
Sales tax	26.2	22.8
Current installments of finance lease obligations	23.8	17.6
Property tax	20.7	25.2
Utilities and services	11.2	10.5
Interest	7.0	13.5
Other	43.4	43.3
	$175.9	$172.6
5. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Operating lease cost	$47.8	$45.8	$142.8	$137.2
Variable lease cost	18.9	18.0	55.1	51.6
Finance lease amortization	6.6	6.8	19.8	19.3
Finance lease interest	1.5	1.6	4.8	4.7
Short-term lease cost	0.2	0.2	0.6	0.5
Sublease income	(0.3)	(0.3)	(1.0)	(1.1)
Total lease costs, net	$74.7	$72.1	$222.1	$212.2
Supplemental cash flow information related to leases:

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Operating lease assets obtained in exchange for operating lease liabilities	$132.8	$65.3
Finance lease assets obtained in exchange for finance lease liabilities	22.1	17.2
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of March 25, 2026 and June 25, 2025 was $87.9 million and $85.8 million, respectively.

Footnote Index
6. DEBT
Long-term debt consists of the following:

	March 25, 2026	June 25, 2025
8.25% notes	$350.0	$350.0
Revolving credit facility	—	—
Finance lease obligations	101.6	97.6
Total long-term debt	451.6	447.6
Less: unamortized debt issuance costs	(3.4)	(4.0)
Total long-term debt, less unamortized debt issuance costs	448.2	443.6
Less: current installments of long-term debt(1)	(23.8)	(17.6)
Total long-term debt, less current portion	$424.4	$426.0
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 4 - Accrued Liabilities for further details.
Revolving Credit Facility
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of March 25, 2026, our interest rate was 4.93% consisting of SOFR of 3.68% plus the applicable margin of 1.25%.
As of March 25, 2026, $969.9 million of credit was available under the revolving credit facility. Availability under the revolving credit facility was reduced by a $30.1 million letter of credit as of March 25, 2026. Refer to Note 7 - Commitments and Contingencies for further information about our letters of credit.
8.25% Notes
As of March 25, 2026, the Company had $350.0 million principal amount of 8.25% senior notes which mature in fiscal 2031. The notes are callable beginning July 15, 2026 at the Company’s option, at a redemption price equal to 100.0% of the principal amount plus an applicable premium if redeemed prior to July 15, 2028 ranging from 4.125% to 2.063% , and any accrued and unpaid interest.
The indenture for our 8.25% notes contains certain limitations and restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indentures) to (i) create liens on Principal Property (as defined in the indenture) and (ii) merge, consolidate or amalgamate with or into any other person or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of their property.
Financial Covenants
Our debt agreements contain various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of March 25, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes.
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of March 25, 2026 and June 25, 2025, we have outstanding lease guarantees or are secondarily liable for an estimated $9.0 million and $11.9 million, respectively. These amounts represent the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third

Footnote Index
parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2027 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of March 25, 2026, we had $34.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 4 months.
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
8. INCOME TAXES

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Effective income tax rate	15.7%	15.8%
The federal statutory tax rate was 21.0% for the thirty-nine week periods ended March 25, 2026 and March 26, 2025.
The change in the effective income tax rate in the thirty-nine week period ended March 25, 2026 to the thirty-nine week period ended March 26, 2025 is primarily due to significantly higher excess tax benefits from stock based compensation of $12.4 million in fiscal 2026, partially offset by higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
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
In the thirty-nine week period ended March 25, 2026, we repurchased 2.5 million shares of our common stock for $343.4 million, including 2.2 million shares purchased for $300.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of

Footnote Index
restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 25, 2026, approximately $207.0 million of share repurchase authorization remains under the current share repurchase program.
Stock-based Compensation
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Restricted share awards
Restricted share awards granted	0.2	0.6
Weighted average fair value per share	$155.91	$86.47
10. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the Diluted net income per share calculation. There were no awards excluded from the calculation of diluted net income per share due to anti-dilutive effect for the periods presented. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Basic weighted average shares outstanding	43.2	44.4	44.0	44.6
Dilutive stock options	—	0.1	—	0.1
Dilutive restricted shares	1.3	1.9	1.1	1.7
Total dilutive impact	1.3	2.0	1.1	1.8
Diluted weighted average shares outstanding	44.5	46.4	45.1	46.4
11. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Litigation & claims, net	$0.9	$2.5	$2.4	$11.1
Loss from natural disasters, net (of insurance recoveries)	0.3	—	(2.0)	0.7
Restaurant closure asset write-offs and charges	0.1	0.8	2.2	2.3
Enterprise system implementation costs	—	2.4	—	12.0
Severance and other benefit charges	—	2.0	1.7	2.3
Lease contingencies	—	1.5	—	1.5
Lease modification gain, net	(0.1)	(0.2)	(2.6)	(1.2)
Other	0.9	—	1.8	1.3
	$2.1	$9.0	$3.5	$30.0

Footnote Index
•Litigation & claims, net primarily relates to claims on alcohol service cases and legal contingencies, and the current year is inclusive of an insurance reimbursement for an extraordinary one-time settlement related to an employment claim.
•Loss from natural disasters, net (of insurance recoveries) primarily relates to proceeds received in the current year related to a fiscal 2021 Winter Storm claim, partially offset by costs incurred related to Winter Storm Fern. The prior year includes costs related to two major hurricanes.
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
•Lease contingencies in the prior year include expenses recognized for certain lease guarantees associated with divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 7 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
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

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended March 25, 2026
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,348.1	$107.4	$—	$1,455.5
Franchise revenues	14.5	0.2	—	14.7
Total revenues	1,362.6	107.6	—	1,470.2

Food and beverage costs	346.2	26.9	—	373.1
Restaurant labor	420.8	35.6	—	456.4
Restaurant expenses	323.6	34.6	0.4	358.6
Depreciation and amortization	47.6	4.6	2.8	55.0
General and administrative	13.2	1.3	43.9	58.4
Other (gains) and charges	1.8	—	0.3	2.1
Total operating costs and expenses	1,153.2	103.0	47.4	1,303.6
Operating income (loss)	209.4	4.6	(47.4)	166.6
Interest expenses	1.3	—	8.8	10.1
Other income, net	(0.1)	—	(0.1)	(0.2)
Income (loss) before income taxes	$208.2	$4.6	$(56.1)	$156.7

	Thirteen Week Period Ended March 26, 2025
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$1,292.2	$120.8	$—	$1,413.0
Franchise revenues	11.9	0.2	—	12.1
Total revenues	1,304.1	121.0	—	1,425.1

Food and beverage costs	324.5	28.6	—	353.1
Restaurant labor	413.1	39.1	—	452.2
Restaurant expenses	304.5	35.8	0.6	340.9
Depreciation and amortization	48.9	3.5	2.3	54.7
General and administrative	12.7	2.5	43.1	58.3
Other (gains) and charges	2.7	0.8	5.5	9.0
Total operating costs and expenses	1,106.4	110.3	51.5	1,268.2
Operating income (loss)	197.7	10.7	(51.5)	156.9
Interest expenses	1.3	0.1	11.8	13.2
Other income, net	—	—	(0.1)	(0.1)
Income (loss) before income taxes	$196.4	$10.6	$(63.2)	$143.8

Footnote Index

	Thirty-Nine Week Period Ended March 25, 2026
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,888.4	$341.3	$—	$4,229.7
Franchise revenues	41.2	0.7	—	41.9
Total revenues	3,929.6	342.0	—	4,271.6

Food and beverage costs	1,002.4	85.8	—	1,088.2
Restaurant labor	1,222.7	111.1	—	1,333.8
Restaurant expenses	943.7	110.2	0.8	1,054.7
Depreciation and amortization	141.8	13.1	8.3	163.2
General and administrative	40.5	5.0	129.8	175.3
Other (gains) and charges	0.1	1.3	2.1	3.5
Total operating costs and expenses	3,351.2	326.5	141.0	3,818.7
Operating income (loss)	578.4	15.5	(141.0)	452.9
Interest expenses	4.0	0.1	27.2	31.3
Other income, net	(0.2)	—	(0.6)	(0.8)
Income (loss) before income taxes	$574.6	$15.4	$(167.6)	$422.4

Segment assets	$2,193.2	$306.9	$272.2	$2,772.3

	Thirty-Nine Week Period Ended March 26, 2025
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,508.0	$378.4	$—	$3,886.4
Franchise revenues	35.3	0.6	—	35.9
Total revenues	3,543.3	379.0	—	3,922.3

Food and beverage costs	893.7	87.6	—	981.3
Restaurant labor	1,133.1	117.5	—	1,250.6
Restaurant expenses	870.1	107.8	1.3	979.2
Depreciation and amortization	131.2	10.3	7.2	148.7
General and administrative	36.7	7.9	118.6	163.2
Other (gains) and charges	11.8	1.2	17.0	30.0
Total operating costs and expenses	3,076.6	332.3	144.1	3,553.0
Operating income (loss)	466.7	46.7	(144.1)	369.3
Interest expenses	4.2	0.2	37.8	42.2
Other income, net	(0.1)	—	(0.6)	(0.7)
Income (loss) before income taxes	$462.6	$46.5	$(181.3)	$327.8

Segment assets	$2,154.3	$242.9	$174.7	$2,571.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen and thirty-nine week periods ended March 25, 2026 and March 26, 2025. The MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of March 25, 2026, we owned, operated or franchised 1,632 restaurants, consisting of 1,162 Company-owned restaurants and 470 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our operating segments are Chili’s and Maggiano’s.
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
Franchise Partnerships - During the thirty-nine week period ended March 25, 2026, there were 20 new franchise restaurant openings and two new development agreements. We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners.
Company Development - The following table details the number of restaurant openings during the thirteen and thirty-nine week periods ended March 25, 2026 and March 26, 2025, respectively, total full year projected openings in fiscal 2026 and the total restaurants open at each period end:

	Openings During the		Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended			Total Open Restaurants at
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025	Fiscal 2026	March 25, 2026	March 26, 2025
Company-owned restaurants
Chili’s domestic	2	1	5	2	6	1,110	1,109
Chili’s international	—	—	—	—	—	4	4
Maggiano’s domestic	—	—	—	—	—	48	50
Total Company-owned	2	1	5	2	6	1,162	1,163
Franchise restaurants
Chili’s domestic	3	—	3	2	3	100	99
Chili’s international	7	6	17	24	24-27	367	361
Maggiano’s domestic	—	—	—	1	—	3	3
Total franchise	10	6	20	27	27-30	470	463
Total restaurants
Chili’s domestic	5	1	8	4	9	1,210	1,208
Chili’s international	7	6	17	24	24-27	371	365
Maggiano’s domestic	—	—	—	1	—	51	53
Total	12	7	25	29	33-36	1,632	1,626
Additionally, the Company is relocating one Maggiano’s restaurant with an expected opening in the current year.
During the thirty-nine week period ended March 25, 2026, we purchased the land and buildings for two restaurants that were previously leased. As of March 25, 2026, we own property for 56 of the 1,162 Company-owned restaurants and one closed restaurant. The net book values associated with these restaurants included land of $46.0 million and buildings of $24.5 million.

Revenues
Thirteen and Thirty-Nine Week Periods Ended March 25, 2026 compared to March 26, 2025
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income (Unaudited) to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery service fee income, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended March 26, 2025	$1,304.1	$121.0	$1,425.1
Change from:
Comparable restaurant sales	50.7	(5.2)	45.5
Restaurant openings	9.3	—	9.3
Delivery service fee income	0.2	—	0.2
Merchandise income	0.1	—	0.1
Digital entertainment revenues	(0.1)	—	(0.1)
Gift card breakage	(0.9)	(0.1)	(1.0)
Maggiano's banquet income(1)	—	(3.2)	(3.2)
Restaurant closures	(3.4)	(4.9)	(8.3)
Company sales	55.9	(13.4)	42.5
Franchise revenues(2)	2.6	—	2.6
Thirteen Week Period Ended March 25, 2026	$1,362.6	$107.6	$1,470.2

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirty-Nine Week Period Ended March 26, 2025	$3,543.3	$379.0	$3,922.3
Change from:
Comparable restaurant sales	366.7	(14.9)	351.8
Restaurant openings	24.9	—	24.9
Delivery service fee income	0.6	—	0.6
Digital entertainment revenues	0.2	—	0.2
Merchandise income	0.1	—	0.1
Gift card discounts	(0.3)	—	(0.3)
Gift card breakage	(1.6)	(0.2)	(1.8)
Maggiano's banquet income(1)	—	(8.9)	(8.9)
Restaurant closures	(10.2)	(13.1)	(23.3)
Company sales	380.4	(37.1)	343.3
Franchise revenues(2)	5.9	0.1	6.0
Thirty-Nine Week Period Ended March 25, 2026	$3,929.6	$342.0	$4,271.6
(1)Maggiano's banquet income decreased primarily due to management’s decision to substantially eliminate banquet service charges at the end of the first quarter of fiscal 2026.
(2)Franchise revenues increased in the thirteen and thirty-nine week periods ended March 25, 2026 compared to March 26, 2025 primarily because of higher royalties. The table below presents sales from our franchisees:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Chili's franchisee sales	$274.1	$237.4	$817.6	$700.1
Maggiano's franchisee sales	4.3	5.0	13.0	12.2
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen and thirty-nine week periods ended March 25, 2026 compared to March 26, 2025:

	Percentage Change in the Thirteen Week Period Ended March 25, 2026 versus March 26, 2025
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	3.3%	4.7%	0.6%	(2.0)%	(0.1)%
Chili’s	4.0%	4.6%	0.6%	(1.2)%	—%
Maggiano’s	(4.6)%	5.2%	0.6%	(10.4)%	(4.0)%
Franchise(4)	5.7%
U.S.	5.6%
International	5.7%
Chili’s domestic(5)	4.1%
System-wide(6)	3.6%

	Percentage Change in the Thirty-Nine Week Period Ended March 25, 2026 versus March 26, 2025
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	9.2%	4.5%	1.8%	2.9%	(0.4)%
Chili’s	10.6%	4.4%	1.8%	4.4%	(0.2)%
Maggiano’s	(4.3)%	5.7%	0.5%	(10.5)%	(3.3)%
Franchise(4)	9.5%
U.S.	11.7%
International	8.2%
Chili’s domestic(5)	10.7%
System-wide(6)	9.3%
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
Costs and Expenses
Thirteen Week Period Ended March 25, 2026 compared to March 26, 2025
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$373.1	25.6%	$353.1	25.0%	$(20.0)	(0.6)%
Restaurant labor	456.4	31.4%	452.2	32.0%	(4.2)	0.6%
Restaurant expenses	358.6	24.6%	340.9	24.1%	(17.7)	(0.5)%
Depreciation and amortization	55.0		54.7		(0.3)
General and administrative	58.4		58.3		(0.1)
Other (gains) and charges	2.1		9.0		6.9
Interest expenses	10.1		13.2		3.1
Other income, net	(0.2)		(0.1)		0.1

As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.6%, due to and 1.3% of unfavorable commodity costs primarily driven by higher meat, seafood, and poultry and 0.5% of unfavorable menu item mix, partially offset by 1.2% from favorable menu pricing.
•Restaurant labor was favorable 0.6%, due to 0.5% of sales leverage, 0.4% of lower hourly labor, 0.2% of lower manager bonus, and 0.1% of lower other labor expenses, partially offset by 0.4% of higher manager salaries and 0.2% of higher health insurance.
•Restaurant expenses were unfavorable 0.5%, due to 0.3% of higher repairs and maintenance, 0.3% of higher delivery fees and to-go supplies, 0.2% of higher rent, and 0.2% higher other restaurant expenses, partially offset by 0.5% of sales leverage.
Depreciation and amortization increased $0.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 26, 2025	$54.7
Change from:
Additions for new and existing restaurant assets	13.9
Corporate assets	1.3
Finance leases	(0.2)
Retirements and fully depreciated restaurant assets	(9.5)
Other(1)	(5.2)
Thirteen Week Period Ended March 25, 2026	$55.0
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.
General and administrative expenses increased $0.1 million as follows:

General and Administrative
Thirteen Week Period Ended March 26, 2025	$58.3
Change from:
Payroll expenses	2.4
Corporate technology initiatives	0.8
Stock-based compensation	(0.8)
Professional fees	(1.3)
Performance-based compensation	(1.4)
Other	0.4
Thirteen Week Period Ended March 25, 2026	$58.4

Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 25, 2026	March 26, 2025
Litigation & claims, net	$0.9	$2.5
Loss from natural disasters, net (of insurance recoveries)	0.3	—
Restaurant closure asset write-offs and charges	0.1	0.8
Enterprise system implementation costs	—	2.4
Severance and other benefit charges	—	2.0
Lease contingencies	—	1.5
Lease modification gain, net	(0.1)	(0.2)
Other	0.9	—
	$2.1	$9.0
Interest expenses decreased $3.1 million primarily due to the lower average revolver balance during the current year.
Thirty-Nine Week Period Ended March 25, 2026 compared to March 26, 2025
The following is a summary of the changes in Costs and Expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,088.2	25.7%	$981.3	25.2%	$(106.9)	(0.5)%
Restaurant labor	1,333.8	31.5%	1,250.6	32.2%	(83.2)	0.7%
Restaurant expenses	1,054.7	25.0%	979.2	25.2%	(75.5)	0.2%
Depreciation and amortization	163.2		148.7		(14.5)
General and administrative	175.3		163.2		(12.1)
Other (gains) and charges	3.5		30.0		26.5
Interest expenses	31.3		42.2		10.9
Other income, net	(0.8)		(0.7)		0.1
As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.5%, due to 0.9% of unfavorable menu item mix and 0.7% of unfavorable commodity costs primarily driven by meat and seafood, partially offset by 1.1% favorable menu pricing.
•Restaurant labor was favorable 0.7%, due to 1.5% of sales leverage, 0.1% of lower manager bonus, and 0.2% of lower other labor expenses, partially offset by 0.5% of higher hourly labor, 0.4% of higher manager salaries, and 0.2% of higher health insurance.
•Restaurant expenses were favorable 0.2%, due to 1.5% of sales leverage, partially offset by 0.3% of higher advertising, 0.2% of higher delivery fees and to-go supplies, 0.2% of higher repairs and maintenance, 0.2% of higher rent, 0.1% of higher workers' compensation and general liability insurance, and 0.3% of higher other restaurant expenses.

Depreciation and amortization increased $14.5 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 26, 2025	$148.7
Change from:
Additions for new and existing restaurant assets	37.9
Corporate assets	2.5
Finance leases	0.5
Retirements and fully depreciated restaurant assets	(20.9)
Other(1)	(5.5)
Thirty-Nine Week Period Ended March 25, 2026	$163.2
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.
General and administrative expenses increased $12.1 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 26, 2025	$163.2
Change from:
Payroll expenses	10.5
Corporate technology initiatives	3.8
Stock-based compensation	1.0
Defined contribution plan employer expenses and other benefits	1.7
Professional fees	(2.2)
Performance-based compensation	(5.0)
Other	2.3
Thirty-Nine Week Period Ended March 25, 2026	$175.3
Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Litigation & claims, net	$2.4	$11.1
Restaurant closure asset write-offs and charges	2.2	2.3
Severance and other benefit charges	1.7	2.3
Enterprise system implementation costs	—	12.0
Lease contingencies	—	1.5
Loss from natural disasters, net (of insurance recoveries)	(2.0)	0.7
Lease modification gain, net	(2.6)	(1.2)
Other	1.8	1.3
	$3.5	$30.0
Interest expenses decreased $10.9 million primarily due to the lower average outstanding debt balances.

Income Taxes

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025	March 25, 2026	March 26, 2025
Effective income tax rate	18.4%	17.2%	15.7%	15.8%
The federal statutory tax rate was 21.0% for the thirteen and thirty-nine week periods ended March 25, 2026 and March 26, 2025.
The change in the effective income tax rate in the thirteen week period ended March 25, 2026 to the thirteen week period ended March 26, 2025 is primarily due to higher Income before income taxes and resulting deleverage of the FICA tip tax credit. The change in the effective income tax rate in the thirty-nine week period ended March 25, 2026 to the thirty-nine week period ended March 26, 2025 is primarily due to significantly higher excess tax benefits from stock based compensation of $12.4 million in fiscal 2026, partially offset by higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property. We have applied the key provisions impacting our financial position for the thirteen and thirty-nine week periods ended March 25, 2026, and will continue to assess the potential impacts on our financial position, results of operations and cash flows as additional guidance from the OBBBA is issued.
Segment Results
Chili’s Segment
Thirteen Week Period Ended March 25, 2026 compared to March 26, 2025

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 25, 2026	March 26, 2025
Company sales	$1,348.1	$1,292.2	$55.9	4.3%
Franchise revenues	14.5	11.9	2.6	21.8%
Total revenues	$1,362.6	$1,304.1	$58.5	4.5%
Chili’s Total revenues increased by 4.5% primarily due to favorable comparable restaurant sales driven by menu pricing, partially offset by lower traffic. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$346.2	25.7%	$324.5	25.1%	$(21.7)	(0.6)%
Restaurant labor	420.8	31.2%	413.1	32.0%	(7.7)	0.8%
Restaurant expenses	323.6	24.0%	304.5	23.5%	(19.1)	(0.5)%
Depreciation and amortization	47.6		48.9		1.3
General and administrative	13.2		12.7		(0.5)
Other (gains) and charges	1.8		2.7		0.9

As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.6%, due to 1.4% of unfavorable commodity costs primarily driven by meat, seafood, and poultry and 0.4% of unfavorable menu item mix, partially offset by 1.2% from favorable menu pricing.
•Chili’s Restaurant labor was favorable 0.8%, due to 0.8% of sales leverage, 0.3% of lower hourly labor, and 0.3% of lower other labor expenses, partially offset by 0.4% of higher manager salaries and 0.2% of higher health insurance.
•Chili’s Restaurant expenses were unfavorable 0.5%, due to 0.4% of higher repairs and maintenance, 0.3% of higher delivery fees and to-go supplies, 0.2% of higher rent, and 0.4% of higher other restaurant expenses, partially offset by 0.7% of sales leverage and 0.1% of lower workers' compensation and general liability insurance.
Chili’s Depreciation and amortization increased $1.3 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended March 26, 2025	$48.9
Change from:
Additions for new and existing restaurant assets	12.3
Finance leases	(0.3)
Retirements and fully depreciated restaurant assets	(8.0)
Other(1)	(5.3)
Thirteen Week Period Ended March 25, 2026	$47.6
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.
Chili’s General and administrative increased $0.5 million as follows:

General and Administrative
Thirteen Week Period Ended March 26, 2025	$12.7
Change from:
Payroll expenses	0.5
Defined contribution plan employer expenses and other benefits	0.3
Performance-based compensation	(0.6)
Other	0.3
Thirteen Week Period Ended March 25, 2026	$13.2
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirteen Week Periods Ended
	March 25, 2026	March 26, 2025
Litigation & claims, net	$0.9	$2.0
Loss from natural disasters, net (of insurance recoveries)	0.3	—
Restaurant closure asset write-offs and charges	0.1	0.8
Lease modification gain, net	(0.1)	(0.2)
Other	0.6	0.1
	$1.8	$2.7

Thirty-Nine Week Period Ended March 25, 2026 compared to March 26, 2025

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	March 25, 2026	March 26, 2025
Company sales	$3,888.4	$3,508.0	$380.4	10.8%
Franchise revenues	41.2	35.3	5.9	16.7%
Total revenues	$3,929.6	$3,543.3	$386.3	10.9%
Chili’s Total revenues increased by 10.9% primarily due to favorable comparable sales driven by higher traffic, menu pricing, and favorable menu item mix. Refer to “Revenues” section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,002.4	25.8%	$893.7	25.5%	$(108.7)	(0.3)%
Restaurant labor	1,222.7	31.4%	1,133.1	32.3%	(89.6)	0.9%
Restaurant expenses	943.7	24.3%	870.1	24.8%	(73.6)	0.5%
Depreciation and amortization	141.8		131.2		(10.6)
General and administrative	40.5		36.7		(3.8)
Other (gains) and charges	0.1		11.8		11.7
As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.3%, due to 0.8% of unfavorable commodity costs primarily driven by higher meat and seafood, 0.6% of unfavorable menu item mix, partially offset by 1.1% from favorable menu pricing.
•Chili’s Restaurant labor was favorable 0.9%, due to 2.1% of sales leverage and 0.1% of lower other labor expenses, partially offset by 0.6% of higher hourly labor, 0.5% of higher manager salaries, and 0.2% of higher health insurance.
•Chili’s Restaurant expenses were favorable 0.5%, due to 1.9% of sales leverage, partially offset by 0.3% of higher advertising, 0.3% of higher delivery fees and to-go supplies, 0.2% of higher repairs and maintenance, 0.2% of higher rent, 0.1% of higher workers' compensation and general liability insurance, and 0.3% of higher other restaurant expenses.
Chili’s Depreciation and amortization increased $10.6 million as follows:

Depreciation and Amortization
Thirty-Nine Week Period Ended March 26, 2025	$131.2
Change from:
Additions for new and existing restaurant assets	33.7
Finance leases	0.2
Retirements and fully depreciated restaurant assets	(17.7)
Other(1)	(5.6)
Thirty-Nine Week Period Ended March 25, 2026	$141.8
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.

Chili’s General and administrative increased $3.8 million as follows:

General and Administrative
Thirty-Nine Week Period Ended March 26, 2025	$36.7
Change from:
Payroll expenses	1.9
Defined contribution plan employer expenses and other benefits	1.3
Stock-based compensation	0.5
Performance-based compensation	(1.2)
Other	1.3
Thirty-Nine Week Period Ended March 25, 2026	$40.5
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 11 - Other Gains and Charges):

	Thirty-Nine Week Periods Ended
	March 25, 2026	March 26, 2025
Litigation & claims, net	$2.2	$8.6
Restaurant closure asset write-offs and charges	1.8	2.3
Loss from natural disasters, net (of insurance recoveries)	(1.9)	0.7
Lease modification gain, net	(2.6)	(1.2)
Other	0.6	1.4
	$0.1	$11.8
Maggiano’s Segment
Thirteen Week Period Ended March 25, 2026 compared to March 26, 2025

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 25, 2026	March 26, 2025
Company sales	$107.4	$120.8	$(13.4)	(11.1)%
Franchise revenues	0.2	0.2	—	—%
Total revenues	$107.6	$121.0	$(13.4)	(11.1)%
Maggiano’s Total revenues decreased 11.1% primarily due to unfavorable comparable restaurant sales and unfavorable impact of restaurant closures. Unfavorable comparable restaurant sales were driven by lower traffic partially offset by menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.

The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$26.9	25.0%	$28.6	23.7%	$1.7	(1.3)%
Restaurant labor	35.6	33.2%	39.1	32.4%	3.5	(0.8)%
Restaurant expenses	34.6	32.2%	35.8	29.6%	1.2	(2.6)%
Depreciation and amortization	4.6		3.5		(1.1)
General and administrative	1.3		2.5		1.2
Other (gains) and charges	—		0.8		0.8
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 1.3%, due to 1.5% unfavorable menu item mix and 0.8% of unfavorable commodity costs primarily driven by meat, poultry, and seafood, partially offset by lower dairy and 1.0% from favorable menu pricing.
•Maggiano’s Restaurant labor was unfavorable 0.8%, due to 2.1% of sales deleverage and 0.2% of higher health insurance, partially offset by 0.9% of lower hourly labor and 0.6% of lower manager bonus.
•Maggiano’s Restaurant expenses were unfavorable 2.6%, due to 2.5% of sales deleverage, 0.5% of higher delivery fees and to-go supplies, partially offset by 0.3% of lower workers' compensation and general liability insurance and 0.1% of lower other restaurant expenses.
Thirty-Nine Week Period Ended March 25, 2026 compared to March 26, 2025

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	March 25, 2026	March 26, 2025
Company sales	$341.3	$378.4	$(37.1)	(9.8)%
Franchise revenues	0.7	0.6	0.1	16.7%
Total revenues	$342.0	$379.0	$(37.0)	(9.8)%
Maggiano’s Total revenues decreased 9.8% primarily due to unfavorable comparable restaurant sales and unfavorable impact of restaurant closures. Unfavorable comparable restaurant sales were driven by lower traffic, partially offset by menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirty-Nine Week Periods Ended				Favorable (Unfavorable) Variance
	March 25, 2026		March 26, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$85.8	25.1%	$87.6	23.2%	$1.8	(1.9)%
Restaurant labor	111.1	32.6%	117.5	31.1%	6.4	(1.5)%
Restaurant expenses	110.2	32.3%	107.8	28.5%	(2.4)	(3.8)%
Depreciation and amortization	13.1		10.3		(2.8)
General and administrative	5.0		7.9		2.9
Other (gains) and charges	1.3		1.2		(0.1)

As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 1.9%, due to 2.5% of unfavorable menu item mix and 0.5% of unfavorable commodity costs primarily driven by higher meat and seafood, partially offset by lower dairy and 1.1% from favorable menu pricing.
•Maggiano’s Restaurant labor was unfavorable 1.5%, due to 1.7% of sales deleverage, 0.2% of higher health insurance, and 0.4% of higher other labor expenses, partially offset by 0.5% of lower manager bonus and 0.3% of lower hourly labor.
•Maggiano’s Restaurant expenses were unfavorable 3.8%, due to 2.0% of sales deleverage, 0.7% of higher delivery fees and to-go supplies, 0.5% of higher advertising, 0.3% of higher workers' compensation and general liability insurance, and 0.3% of higher repairs and maintenance.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2026	March 26, 2025
Net cash provided by operating activities	$571.8	$493.0	$78.8
Net cash provided by operating activities increased due to an increase in operating income and a decrease in interest paid, partially offset by an increase in payments of performance-based compensation and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2026	March 26, 2025
Net cash used in investing activities	$(172.7)	$(185.4)	$12.7
Net cash used in investing activities decreased compared to the prior year primarily due to decreased spend on restaurant and IT equipment and capital maintenance, partially offset by increased spend on Maggiano’s reimages and the construction of new restaurants.

	Thirty-Nine Week Periods Ended		Favorable (Unfavorable) Variance
	March 25, 2026	March 26, 2025
Net cash used in financing activities	$(360.9)	$(354.7)	$(6.2)
Net cash used in financing activities increased slightly due to an increase in share repurchase activity in fiscal 2026 compared to fiscal 2025 and a decrease in proceeds received from stock option exercises, partially offset by a decrease in net repayments of long-term debt primarily due to the payoff of our $350.0 million 5.00% notes in the prior year.
Debt
Our $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of March 25, 2026, our interest rate was 4.93% consisting of SOFR of 3.68% plus the applicable margin of 1.25%. As of March 25, 2026, $969.9 million of credit was available under the revolving credit facility. Availability under the revolving credit facility was reduced by a $30.1 million letter of credit as of March 25, 2026. Refer to Note 7 - Commitments and Contingencies for further information about our letters of credit.
As of March 25, 2026, the Company had $350.0 million principal amount of 8.25% senior notes which mature in fiscal 2031. The notes are callable beginning July 15, 2026 at the Company’s option, at a redemption price equal to 100.0% of the principal amount redeemed plus an applicable premium if redeemed prior to July 15, 2028 ranging from 4.125% to 2.063%, and accrued and unpaid interest. Management is actively assessing the potential for an early redemption of the notes and may pursue such a transaction in the near term, subject to prevailing market conditions, available liquidity, and the Company’s strategic objectives.
As of March 25, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility and under the terms of the indentures governing our 8.25% notes. We expect to remain in compliance with our covenants during the remainder of fiscal 2026.
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
In the thirty-nine week period ended March 25, 2026, we repurchased 2.5 million shares of our common stock for $343.4 million, including 2.2 million shares purchased for $300.0 million as part of our share repurchase program and 0.3 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of March 25, 2026, approximately $207.0 million of share repurchase authorization remains under the current share repurchase program.
Cash Flow Outlook
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months.
Future Commitments and Contractual Obligations
During the first quarter of fiscal 2026, we entered into long-term purchase obligations for various marketing programs, primarily media purchases. Payments remaining under these contracts are $4.5 million in fiscal 2026, $21.2 million in fiscal 2027, $21.1 million in fiscal 2028, and $4.4 million in fiscal 2029.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of March 25, 2026, there was no outstanding balance on the revolving credit facility which is our only debt instrument with a variable interest rate.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended March 25, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the thirteen week period ended March 25, 2026, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
December 25, 2025 through January 28, 2026	0.001	$153.41	—	$315.0
January 29, 2026 through February 25, 2026	0.595	158.60	0.6	221.0
February 26, 2026 through March 25, 2026	0.096	145.54	0.1	207.0
Total	0.692	$156.78	0.7
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended March 25, 2026, 2,783 shares were tendered by team members at an average price of $163.44.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On March 4, 2026, Kevin D. Hochman, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Under the terms of the plan Mr. Hochman may sell up to 120,000 shares. The plan will terminate on the earlier of March 10, 2027, or completion of all orders relating to trades specified in the plan.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended March 25, 2026 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: April 29, 2026	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc. and President
of Chili’s Grill & Bar and Maggiano's Little Italy
(Principal Executive Officer)

Date: April 29, 2026	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)