Form 10-K
period 2026-06-24
BRINKER INTERNATIONAL, INC
filed 2026-08-19
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,521,752,786
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2026
Common Stock, $0.10 par value	41,765,010 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating to our 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
All forward-looking statements are made only based on our current plans and expectations as of the date such statements are made, and we undertake no obligation to update forward-looking statements to reflect events or circumstances arising after the date such statements are made. Forward-looking statements are neither predictions nor guarantees of future events or performance and are subject to risks and uncertainties which could cause actual results to differ materially from our historical results or from those projected in forward-looking statements. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, operations, technology and assets, and our financial performance; the impact of current and potential tariffs and trade barriers; the impact of competition, including competitors employing our same strategies or discounting their offerings; changes in consumer preferences, including shifts in their brand preferences; food-borne illness outbreaks; consumer perception of food safety; reduced consumer discretionary spending; governmental regulations; the effectiveness of the Company's business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media, including the potential governmental ban of platforms used by the Company in its marketing initiatives; reputational damage or unfavorable publicity for our brands, which may result from actions of franchisees not within our control; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; our pursuit of or failure to comply with new environmental and sustainability requirements; our pursuit of or failure to achieve any goals, targets or objectives with respect to sustainability matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage; and limitations imposed by our credit agreements; as well as the risks and uncertainties described in Part I, Item 1A. Risk Factors and uncertainties that generally apply to all businesses.
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

We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands.
References to “fiscal” or “fiscal year” are to the fiscal year ended in the applicable year. For example, fiscal 2026 refers to the fiscal year ended June 24, 2026.
Restaurant Brands
Chili’s Grill & Bar
Chili’s is a recognized leader in the casual dining industry and the flagship brand of Dallas-based Brinker International, Inc. Chili’s has been operating restaurants for over 51 years and enjoys a global presence with restaurants in the United States, 28 other countries and two United States territories. Whether domestic or international, or franchised, Chili’s is dedicated to delivering delicious and craveable food with value-centric offerings such as “3 for Me” starting at only $10.99, as well as dining experiences in a vibrant atmosphere intended to make everyone feel special.
Our menu features bold, Southwest inspired American favorites, and Chili’s has built a reputation for big mouth burgers, sizzling fajitas, crispy Chicken Crispers®, hand-shaken margaritas, and the social-media-famous Triple Dipper®. We believe our focus on these five core equities, simplifying our menu, being intentional about our fun laid-back Chilihead culture, and maintaining our strong Chilihead hospitality allow Chili’s to differentiate its high-quality food and service from other casual dining restaurants.
Our average annual net sales per Company-owned Chili’s restaurant during fiscal 2026 was $5.0 million, and the average revenue per meal, including alcoholic beverages, was approximately $23.12 per guest. Food and non-alcoholic beverage sales accounted for 91.1% of Chili’s Company sales in fiscal 2026 with alcoholic beverage sales accounting for the remainder.
Maggiano’s Little Italy
Maggiano’s is a full-service, national restaurant brand offering Italian American favorites through both a la carte and Family Style dining. The brand serves guests across a variety of occasions, from everyday lunch and dinner to special events and celebrations with family and friends. Each Maggiano’s location is designed to create a welcoming atmosphere, and feature dedicated banquet spaces that support celebrations, business gatherings, and other large-party occasions. Maggiano’s menu features Italian American favorites, prepared in a scratch-made kitchen, with a focus on abundant portions, complemented by a robust wine list and handcrafted cocktails.
Our average annual sales per Maggiano’s restaurant in fiscal 2026 was $9.5 million and the average revenue per meal, including alcoholic beverages, was approximately $41.36 per guest. Food and non-alcoholic beverage sales accounted for 87.4% of Maggiano’s Company sales for fiscal 2026 with alcoholic beverage sales accounting for the remainder.
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
We are improving our hospitality by scheduling more team members per shift to serve our guests and by improving systems and technology that can help with our order accuracy and guest experience. In addition, Chili’s has focused on a seamless digital experience as our guests’ preferences and expectations around dining convenience have evolved in recent years. Investments in our technology and off-premise options have enabled us to provide a faster, more convenient dine-in experience and to offer more To-Go and delivery options for our guests. Our To-Go menu is available through the Chili’s mobile app, chilis.com, our delivery partners DoorDash, Uber Eats, and Grubhub, Google Food Ordering or by calling the restaurant directly.
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
Maggiano’s Little Italy
At Maggiano’s, the focus is improving performance and operations through the Company’s Back to Maggiano’s strategy. The strategy includes ongoing initiatives across food, service and atmosphere with the aim of revitalizing the brand’s core, serving Italian American favorites with warm and attentive service. While our dining rooms support the majority of our business, we also offer carry-out and delivery options through partnerships with delivery service providers that have made our restaurants more accessible to guests. Our restaurants also have banquet rooms to host large special events, particularly during the holiday season in the second and third quarters of the fiscal year.
Company Development
During fiscal 2026, we continued to develop our restaurant brands domestically through the opening of new Company-owned restaurants in strategically desirable markets. We concentrate on development within certain identified markets that we believe are most likely to improve our competitive position and achieve the desired level of market share, profitability, and return on invested capital. Our domestic expansion efforts focus not only on major metropolitan areas in the United States but also in smaller market areas and partnerships with franchisees to enter non-traditional locations (such as airports) that can adequately support our restaurant brands.
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

The following table illustrates total Company-owned restaurants, fiscal 2026 openings, and fiscal 2027 projected openings:

			Fiscal Year Openings	Projected Openings
	Total Open Restaurants at
	June 24, 2026	June 25, 2025	Fiscal 2026	Fiscal 2027
Company-owned restaurants
Chili’s domestic	1,110	1,109	6	4
Chili’s international	4	4	—	—
Maggiano’s domestic	49	49	—	—
Total Company-owned	1,163	1,162	6	4
We periodically evaluate the financial performance of Company-owned restaurants to assess whether performance has fallen below our minimum standards. In the event that a restaurant’s financial performance falls below expectations, each brand makes a concerted effort to improve the restaurant’s performance by providing physical, operating, and marketing enhancements unique to each restaurant’s situation. In some cases, the brand considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the brand’s measurement criteria, such as cash flow and area demographic trends, do not support relocation. During fiscal 2026, the Company closed one Maggiano's restaurant and reopened the same restaurant as part of a relocation. We also permanently closed five Company-owned Chili’s restaurants that were performing below our standards or where we were unable to reach mutually agreeable terms for an extended lease for these locations. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for the Company and our shareholders.
During fiscal 2026, Chili’s initiated the “modern Greenville” re-image program designed to bring the brand back to its first Chili’s built in 1975 on Greenville Avenue. The new design features updated exteriors, reconfigured dining rooms, and operational upgrades to handle more guest traffic. The program aims to remodel approximately 60-80 restaurants in fiscal 2027 and then approximately 10% of the restaurant fleet annually. Chili’s is also focused on new unit growth, and is establishing a pipeline of future sites to accelerate restaurant openings beginning in fiscal 2028. Additionally, on June 1, 2026, we executed an asset purchase agreement with a franchisee for the acquisition of 12 Chili’s restaurants located in Alabama and Mississippi, including the real estate for six of the locations. The transaction is expected to close on August 27, 2026. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies within Part II, Item 8 - Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements for more information. Future projections remain subject to change.
Franchise Development
International Franchises
Our Chili’s international franchise agreements provide for development fees and initial franchise fee revenues in addition to subsequent royalty fee revenues based on the gross sales of each restaurant. International growth is driven by development agreements with new and existing franchise partners. This growth introduces Chili’s to new countries and expands the brand within our existing markets. As of June 24, 2026, we have 19 active development arrangements, including two new development arrangements entered into during fiscal 2026. We plan to strategically pursue expansion of Chili’s internationally in areas where we see the most growth opportunities. We expect future agreements to remain limited to enterprises that demonstrate a proven track record as a restaurant operator and showcase financial strength that can support a multi-unit development agreement.
Domestic Franchises
Similar to our international agreements, a typical domestic franchise agreement provides for initial franchise fee revenues in addition to subsequent royalty and advertising fee revenues based on the gross sales of each restaurant. New domestic franchise locations are generally approved on a case-by-case basis through site consent letters prior to the development of a new location.

The following table illustrates total franchise-operated restaurants, fiscal 2026 openings, and fiscal 2027 projected new Chili’s franchise locations. The fiscal 2027 projected openings remain subject to change.

			Fiscal Year Openings	Projected Openings
	Total Open Restaurants at
	June 24, 2026	June 25, 2025	Fiscal 2026	Fiscal 2027
Franchise restaurants
Chili’s domestic	99	99	4	1-2
Chili’s international	370	364	23	25-30
Maggiano’s domestic	3	3	—	—
Total franchise	472	466	27	26-32
The following table shows the proportion of domestic, international, and total franchise-operated Chili's restaurants to the respective total company-owned and franchise-operated Chili’s restaurants, as of June 24, 2026:

	Domestic	International	Overall
Franchise-operated restaurants	8.2%	98.9%	29.6%
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
At the restaurant level, management structure varies by brand. A typical Chili’s restaurant is led by a management team including a general manager and two to four additional managers. Each Chili’s restaurant is overseen by a Director of Operations and Vice President of Operations, collectively “Regional Management”, who directly or indirectly report to the brand’s Chief Operating Officer. A typical Maggiano’s restaurant is led by an executive chef partner and two to three additional chefs. Each Maggiano’s restaurant is overseen by a Director of Operations and Regional Operations Chef, collectively “Regional Management”, who directly or indirectly report to the brand’s Chief Operating Officer.
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
Supply Chain and Quality Assurance
Our ability to maintain consistent quality and continuity of supply throughout each restaurant brand depends upon acquiring products from reliable sources. Our approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements are intended to promote serving high-quality products in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase agreements when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to our restaurant brands. Although we have not experienced significant supply chain disruptions given recent market conditions, we have experienced limited product shortages in our supply chain.
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
Government Regulations
We are subject to numerous federal, state, local, and, in connection with our international franchise operations, foreign laws and regulations affecting our business. Each of our restaurants must satisfy licensing and operating requirements imposed by governmental authorities, including those governing health, sanitation, food safety, labor, and accessibility, and the development of new restaurants is further subject to zoning, land-use, environmental, and similar requirements. In addition, a portion of our revenues is derived from the sale of alcoholic beverages, the sale of which is regulated by state and local licensing authorities. These licenses generally must be renewed periodically and may be suspended or revoked. We are also subject to a broad range of federal and state labor and employment laws, including those relating to minimum wage, overtime, tip credits, paid leave, working conditions, work authorization and immigration status, and anti-discrimination, as well as laws relating to menu labeling and nutritional disclosure, data privacy and the security of guest and employee information. For a further discussion of the risks of a failure by us to comply with applicable laws and regulations, refer to Item 1A - Risk Factors.
Advertising and Marketing
Chili’s primary focus for developing menu innovation and targeting our digital advertising and loyalty program direct promotions are Millennial families and Gen Z – both of which desire quality food, abundant value and a service experience that allows them to connect with family and friends. These two cohorts represent a significant percentage of our guest base today and, we believe, will only grow in importance in the years ahead. In order to reach these audiences, we updated our strategy in recent years to include significant investments in television, streaming, digital video and social media. In fiscal 2025 and fiscal 2026, we have continued various advertising campaigns on several platforms that highlight our different value offerings.
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

Seasonality
Our business has historically been seasonal and experienced fluctuation in sales volume during the fiscal year. The highest sales are generally observed during the winter and the spring months, whereas the summer and the fall months are accompanied by lower sales. Moreover, factors such as inclement weather conditions, natural disasters, and timing of holidays tend to impact this seasonality by region.
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
Our employee base as of June 24, 2026, consisted of 85,003 team members, including 723 restaurant support center team members, 5,125 restaurant management team members, with the remainder being hourly team members. Of our hourly team members, approximately 18% are full-time and 82% are part-time employees. Our team members are not covered by any collective bargaining agreements. Our executive officers have an average of more than 21 years of experience in the restaurant industry.
For decades, our culture has been built on our purpose of making people feel special, and that starts with our team members. We affectionately call them Brinkerheads, Chiliheads or Maggiano’s Teammates, and we know that when they feel their best, they provide great food and service to our guests. Our motto is “Life is Short, Work Happy,” and we believe that attracting, developing, and retaining the best team members is a key component to our culture.
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
We strive to help our team members turn their jobs into lasting careers by providing development programs for each of our new managers, managers preparing to become general managers, and general managers preparing to become directors of operations. During fiscal 2026, approximately 87% of our new general managers were promoted from our existing team members. Our no-cost education program, Best You EDU™, provides GED, associate degree programs, and other educational benefits. Best You EDU is available to all team members on their first day of employment.
Information Technology
We leverage information technology to support our restaurant operations, enhance the guest experience, and improve operational efficiency across our business. Our technology platforms enable digital and contactless guest experiences through mobile applications, tabletop and handheld devices, and integrated restaurant systems.
Our restaurant operators utilize back-office systems that support inventory management, forecasting, demand planning, and labor productivity. Our service desk supports the needs of both our restaurant support center and our restaurant locations.

Our technology infrastructure is designed to support business continuity and scalability. We operate geographically dispersed data centers and maintain systems across multiple cloud environments, providing resiliency, flexibility, and the ability to scale our infrastructure in support of business growth. Our technology environment consists of a combination of internally developed and third-party software, and our teams develop and maintain integration frameworks to support interoperability across platforms.
We believe our information systems are sufficient to support our current business operations and strategic initiatives, and we continue to evaluate and enhance our technology capabilities in alignment with the Company’s strategic and financial priorities.
In fiscal 2026, we upgraded our restaurant network architecture and increased bandwidth across our locations to improve system stability, reliability, and resiliency.
Trademarks
We have registered, among other marks, “Brinker International”, “Chili’s” and “Maggiano’s” as trademarks with the United States Patent and Trademark Office.
Available Information
We maintain a website with the address of https://www.brinker.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, SEC on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished to the SEC.
In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Corporate Governance Guidelines, Audit Committee Charter, Talent & Compensation Committee Charter, Governance & Nominating Committee Charter, Code of Conduct for the Board of Directors, Brinker International Inc. Code of Conduct - Making People Feel Special, Brinker Reporting and Whistleblower Policy, FCPA and Anti-Corruption Policy, Policy Governing the Improper Use of Material Nonpublic Information and Trading in Brinker’s Securities, Supplier Code of Conduct, Policy Regarding Shareholder Meetings, and Human Rights Policy. The information contained on our website is not a part of this Annual Report on Form 10-K.
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
Strategic and Operational Risks
If we are unable to successfully design and execute our business strategy plan, our gross sales and profitability may be adversely affected.
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
Changing health or dietary preferences and weight-management medications or treatments may cause consumers to avoid our products in favor of alternative restaurants to consume less of our products or to decrease the amount they eat at restaurants in general. The food service industry as a whole depends on consumer preferences at the local, regional, national, and international levels. New information or changes in dietary, nutritional or public-health guidelines, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause consumers to select foods other than those that are offered by our restaurants. We may not be able to adequately predict these changes and adapt our menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our Company-owned restaurants and the payments we receive from franchisees.
Food safety incidents at our restaurants or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.
Regardless of the source or cause, any report of food-borne illnesses, food contamination or other food safety issues, including allergen cross contamination at one of our restaurants or our franchisees’ restaurants, whether accurate or not, could irreparably damage our brand reputations and result in declines in guest traffic and sales at our restaurants. A food safety incident at one of our restaurants or our franchisees’ restaurants may subject us to regulatory actions and litigation, including criminal investigations, and we may incur significant legal costs and other liabilities. Food safety incidents may also occur in our supply chain and be out of our control. Public instances of food-borne illness, food tampering or food contamination, even if our restaurants are unaffected, could result in negative publicity about the restaurant industry in general, cause changes in consumer behavior, including reduced demand for particular menu offerings, and adversely affect our sales or cause us to incur additional costs to implement food safety protocols beyond industry standards. [This includes consumer concerns relating to pervasive chemicals such as phthalates, per- and polyfluoroalkyl substances (“PFAS”), microplastics, and heavy metals in the food supply.] The occurrence of food-borne illnesses or food safety concerns could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Unfavorable publicity relating to one or more of our restaurants in a particular brand may affect public perception of the brand.
Multi-unit restaurant businesses can be adversely affected by negative publicity resulting from poor customer service, food quality, customer complaints, litigation, illness or health concerns or other issues stemming from one or a limited number of restaurants, regardless of whether such events have a factual basis. In particular, because our business relies heavily on Chili’s, unfavorable publicity relating to one or more Chili’s restaurants could have a material adverse effect on the brand, and consequently on our business, financial condition and results of operations.
The use of social media by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Consumers’ or team members ability to immediately post opinions on social media platforms to a broad audience of consumers and other interested persons, often without filters or checks on accuracy of the content posted, may harm our performance, prospects or business, regardless of the information’s accuracy. The speed at which negative publicity (whether or not accurate) can be disseminated has increased drastically due to social media. If we are unable to quickly and effectively respond to any such negative publicity, we may suffer declines in guest traffic or reputational harm which could materially impact our financial performance.

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
Delivery providers generally fulfill delivery orders through drivers that are independent contractors. These drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brands, which may lead to customer disappointment, reputational harm and unmet sales expectations. Our sales may also be adversely impacted if there is a shortage of drivers that are willing and available to make deliveries from our restaurants. If the third-party aggregators that we utilize for delivery cease or curtail their operations, fail to maintain a sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors based on paid placements or otherwise, our business may be negatively impacted.
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
Failure to recruit, train and retain high-quality restaurant management and team members may result in lower guest satisfaction, sales and profitability.
Our restaurant-level management and team members are largely responsible for the quality of our service and guest experience. Our guests may be dissatisfied and our sales may decline if we fail to recruit, train and retain managers and team members that effectively implement our business strategy and provide high quality guest service. There is active competition for quality management personnel and hourly team members in our industry. There is potential in limited markets to experience challenges in recruiting and retaining team members as they experience increasingly tight and competitive labor markets. These challenges have and may continue to result in increased labor costs (such as increased overtime to meet demand and increased wages to attract and retain team members), increased turnover and a shortage of adequate management personnel and hourly team members required for operations and for future growth, which could lead to lower guest satisfaction and decreased profitability.
Our results can be adversely affected by adverse weather conditions, natural disasters, climate change, pandemics or other catastrophic events.
Adverse weather conditions, natural disasters, climate change or other catastrophic events, such as terrorist acts, can adversely impact restaurant sales. Natural disasters such as earthquakes, tornadoes, hurricanes, wildfires, severe adverse weather conditions, which may occur more frequently in the future due to climate change, and pandemics, whether occurring in the United States or abroad, may negatively impact our business. These events could adversely affect consumer spending and confidence, prevent customers in the affected area from dining out, impact our ability to fulfill delivery orders, disrupt our supply chain and increase costs, cause damage to or closure of restaurants and result in other lost opportunities for our restaurants. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be denied or delayed or the proceeds may be insufficient to cover our losses fully. Moreover, we may be unable to obtain or maintain insurance in the amounts and on terms we view as appropriate and favorable for our operations.
The large number of Company-owned restaurants concentrated in certain states makes us susceptible to changes in economic and other trends in those regions.
Our Company-owned restaurants are highly concentrated in Texas, Florida and California comprising 19.2%, 11.8% and 9.2% of our restaurants, respectively, as of June 24, 2026. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, as well as any laws and regulations in these states that have a direct or indirect impact on our operations. Negative publicity, local economic conditions, new local or state laws or regulations, health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires or other natural disasters in regions where our restaurants are highly concentrated could have a material adverse effect on our business and operations.
The operational success of our franchise system is important to our business and future international growth.
Franchisees own and operate approximately 29.0% of our system-wide restaurants. Our franchise-related revenue is not material to our total revenues; however, franchise agreements are designed to require our franchisees to maintain brand consistency. Nevertheless, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks we would not otherwise encounter if we maintained ownership and control. Our international restaurants are substantially all franchised and our ability to grow internationally is largely dependent on the success of our franchise partners in developing and maintaining new restaurants.
Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in international markets; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisee failures to comply with food quality and preparation, employment, and other federal, state, local, or foreign laws, rules and regulations.
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
We outsource certain business processes to third-party vendors, subjecting us to risks, including disruptions in business and increased costs.
Some business processes are or may in the future be outsourced to third parties. Such processes include certain information technology processes, gift card tracking and authorization, credit card authorization and processing, insurance claims processing, certain payroll processing, tax filings and other accounting processes. We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or safeguard our data could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.
Corporate responsibility matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition, and operating results and may damage our reputation.
Companies across all industries are facing stakeholder scrutiny relating to their sustainability practices. Changing consumer preferences or new regulations may result in increased demand for additional reporting regarding our products and supply chain and their respective environmental and social impact, including on our sustainability practices. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or require us to make changes to our operations to comply with such demands. Further, concern over climate change and other environmental matters has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate our impact on the environment, including greenhouse gas emissions regulations or disclosure requirements, alternative energy policies, and sustainability initiatives. At the same time, other stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation and policies, which may partially or wholly conflict with other stakeholder expectations or existing or future legislation, regulations or policies applicable to us.
We may also determine that certain changes to our business are required in anticipation of further regulation or evolution of consumer preferences and demands. Increased focus and activism related to corporate responsibility and sustainability, from either pro- or anti-ESG stakeholders, may also result in investors reconsidering their investment decisions as a result of their or a third party’s assessment of a company’s sustainability practices. If we fail to achieve any goals, targets, or objectives we may set with respect to corporate responsibility matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards (which are not uniform), including those related to reporting, or if we are perceived to have not responded appropriately to stakeholder concerns regarding sustainability matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, decreased demand from consumers, or a decline in the price of our common shares, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.
Macroeconomic and Industry Risks
Competition may adversely affect our operations and financial results.
The restaurant business is highly competitive as to price, service, restaurant location, convenience, and type and quality of food. We compete within each market with locally-owned restaurants as well as national and regional restaurant chains. The casual dining segment of the restaurant industry has not seen significant growth in customer traffic in recent years. If these trends continue, our ability to grow customer traffic at our restaurants (including through off-premise) will depend on our ability to increase our market share within the casual dining segment. We also face competition from quick service and fast casual restaurants; the convergence in grocery, deli and restaurant services; and meal kit and food delivery providers. We compete primarily on the quality, variety and value perception of our menu items, as well as the quality and efficiency of service, the attractiveness of our facilities and the effectiveness of our advertising and marketing programs. A key component of our corporate strategy involves our brand value as it relates to our competition, and any failure to maintain customer perception of our brand value could negatively impact our sales. If we are unable to compete effectively, our gross sales, guest traffic and profitability may decline.
A failure to identify and execute innovative marketing and guest engagement tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs could adversely affect our results of operations.
Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences. We rely on identifying trends and using data analytics to create successful advertising programs, including customer relationship management, social media, television and other digital marketing efforts. Increased advertising costs may limit the amount of coverage we are able to achieve with any given campaign. Our marketing and advertising programs may be negatively perceived or may not be as successful as intended, and thus, may adversely affect our reputation, business, our growth prospects and the strength of our brand. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance or awareness and drive increased sales.
We utilize social media platforms to promote our concepts and attract, engage and retain guests. Our strategy may not be successful due to a variety of factors, including any changes in social media platforms, the loss or suspension of company accounts, government restrictions or changes in ownership of social media platforms, an increase in AI-generated or false content, and others resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including negative comments about us, exposure of personally identifiable information, fraud, dissemination of false information, and copyright and trademark risks.
Global and domestic economic and geopolitical conditions may negatively impact consumer discretionary spending and our business operations and could have a material negative effect on our financial performance.
The restaurant industry is dependent upon consumer discretionary spending, which is negatively affected by global and domestic economic and geopolitical conditions, such as: fluctuations in disposable income and changes in consumer confidence, the price of gasoline, slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, wars or conflict, supply chain disruptions pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for restaurant visits will be challenged, our guest traffic may deteriorate and the average amount guests spend in our restaurants may be reduced. This will negatively impact our revenues and also result in lower royalties collected, spreading fixed costs across a lower level of sales, and in turn, causing downward pressure on our profitability. This could result in further reductions in staff levels, asset impairment charges and potential restaurant closures.
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
We have in the past experienced, and are currently experiencing, the impacts of economic conditions, including inflation and fluctuations in utility and energy costs. Inflation has caused added food, labor and benefits costs and increased our operating expenses. Fluctuations and increases in utility and energy costs on our business have also increased our operating expenses at regional and national levels. We have experienced suppliers increasing commodity prices due to higher prices for petroleum-based fuels which increases pressure on our margins. As operating expenses rise, we, to the extent permitted by competition, may recover costs by raising menu prices, or by implementing alternative products, processes or cost reduction procedures. Changes in U.S. or global trade policy, such as new or increased tariffs on certain food products or other imported goods could continue to elevate costs, disrupt supply availability, and constrain our ability to protect operating margins through pricing strategies or adjustments in purchasing practices. We cannot ensure we will be able to recover some of the increases in operating expenses due to economic conditions, including inflation, in this manner.
Shortages or interruptions in the availability and delivery of food and other products may increase costs or reduce revenues.
Possible shortages or interruptions in the supply of food items and other products to our restaurants caused by inclement weather; natural disasters such as floods, droughts, wildfires and hurricanes; health epidemics or pandemics; shortages in the availability of truck drivers; the inability of our suppliers to obtain credit in a tight credit market; trade barriers; food safety warnings or advisories or the prospect of such pronouncements; animal disease outbreaks; or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs or reduce revenues and limit the availability of products critical to our restaurant operations.
Information and Technology Related Risks
We are exposed to risks related to cybersecurity and protection of confidential information, and failure to protect the integrity and security of the payment cards or individually identifiable information of our guests and teammates or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs and litigation.
Our technology systems contain personal, financial and other information that is entrusted to us by our guests and team members, as well as financial, proprietary and other confidential information related to our business. In addition, a significant portion of our restaurant sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including from circumvention of security systems, denial-of-service attacks, hacking, use of artificial intelligence, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident.
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
As privacy and information security laws and regulations change, or cyber risks evolve pertaining to data and artificial intelligence, we may incur significant additional costs in technology, third-party services and personnel to maintain systems designed to anticipate and prevent cyber-attacks. As with many public companies, our defenses are under attack regularly. There have been, and will continue to be, minor intrusions from time-to-time. We regularly implement and monitor preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss.

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
These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt agreement. Our credit ratings could be further lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

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
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expenses, hinder execution of investment strategy and impact our stock price.
Following periods of volatility in the market price of a company’s securities, it is not uncommon for securities class action litigation to be brought against a company. Publicly traded companies also may become the target of shareholder activism. Due to the potential volatility of our stock price or for a variety of other reasons, we may become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, vote-no campaigns, or other efforts by activists, could result in substantial costs and legal fees and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties about our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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
We are subject to various federal, state and local employment and labor laws and regulations that govern employment and labor matters, including, employment discrimination, minimum wage, work scheduling, overtime, tip credits, tax reporting, working conditions, safety standards, employment of minors, family leave and immigration status. Compliance with these laws and regulations can be costly, and a failure or perceived failure to comply with these laws could result in negative publicity or litigation. We have been and periodically are under investigation for compliance, and we have been fined for alleged violations of these regulations in the past.
Some states and localities have, and many others are contemplating, increases to their minimum wage and tip credit wage including annual adjustments tied to changes in the applicable Consumer Price Index (CPI), and such increases can have a significant impact on our labor costs. For example, several states such as California, have passed laws requiring employers to pay tipped employees the full minimum wage regardless of how much they earn in tips. In addition, new employment or labor laws may mandate additional benefits for employees or impose additional obligations that may adversely impact the costs of labor, the availability of labor and our business operations. In addition, our suppliers may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. There are no assurances that a combination of cost management and price increases can offset costs associated with compliance.
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
We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure this will not occur in the future. For example, regulations by the United States and other foreign governments focused on environmental matters such as climate change, greenhouse gases and water conservation could result in increased disclosure requirements or taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company takes a risk-based, proactive approach to its management of cybersecurity threats inherent in our business. Our existing cybersecurity policy includes ongoing monitoring and detection programs, network security precautions, encryption of certain critical data, in depth security assessment of vendors and incident response guidelines. Our cybersecurity program is aligned to recognized industry frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).
We continue to invest and improve in the protection of systems, sensitive data, technology, and processes using third-party and in-house tools and resources. We remain vigilant in staying ahead of new and emerging risks (including artificial intelligence) utilizing our in-house tools, and security teams review and make strategic investments in our systems to keep the Company, our guests, and our team members’ data secure. Management of these processes is led by the Vice President of Information Technology and Security, in coordination with the Chief Information Officer.
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
In addition to our internal processes and controls, we engage multiple third-parties to assess the effectiveness of our data security practices, including through an annual risk assessment. We conduct annual cybersecurity audits using a reputable third-party security auditor. A third-party conducts regular network security reviews, scans, and audits. We maintain processes to identify, assess, and monitor cybersecurity risks associated with third-party vendors and service providers, including through security assessments, compliance reporting, and ongoing risk monitoring where applicable. We require certain third-party vendors and service providers to complete a security questionnaire or provide a security compliance report performed by a reputable third-party to assess their risk.
We maintain a Risk Register documenting identified risks, including those from cybersecurity threats, their potential impact, and mitigation strategies. Through our internal audit function, we also perform an annual risk analysis using a risk matrix to prioritize risks based on their potential impact and likelihood. These processes are designed to identify, assess, and prioritize cybersecurity risks, including those that could materially impact the Company’s operations, financial condition, or reputation. We periodically assess the maturity and effectiveness of our cybersecurity program and use the results to inform continuous improvement efforts and investment priorities.
There can be no guarantee that our policies and procedures will be effective. In addition, security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate risks. We describe the risks from cybersecurity threats in Item 1A - Risk Factors, “Information and Technology Related Risks”. We believe that risks from prior cybersecurity threats have not and are not reasonably likely to materially affect our results of operations or financial condition, including our business strategy, for the periods covered by this Annual Report on Form 10-K.
Governance
The Company’s cybersecurity risk management processes are integrated into the Company’s overall risk management processes. Cybersecurity risk management is supported by a cross-functional governance structure that includes Information Technology, Internal Audit, and Legal, enabling coordinated risk management, compliance, and incident response activities. Our IT leadership team is comprised of our Chief Information Officer and Vice President of Information Technology and Security, each with over two decades of experience in information technology and cybersecurity. Our processes are designed to create a comprehensive, cross-functional approach to identify and mitigate cybersecurity risks as well as to prevent cybersecurity incidents in an effort to support business continuity and achieve operational resiliency.
The Audit Committee of the Board of Directors provides oversight of cybersecurity risk as part of its broader risk oversight responsibilities, including reviewing key cybersecurity risks, significant cybersecurity incidents, and the effectiveness of our policies, processes, people, and technology in managing cybersecurity risk.

IT leadership, along with Internal Audit and our Legal teams, receive reports on present cybersecurity threats from a number of experienced information security specialists or other relevant parties responsible for various parts of the business on an ongoing basis. Management, including the Vice President of Information Technology and Security and Chief Information Officer, reports quarterly, or more frequently if needed, to the Board of Directors, including the Audit Committee, on the effectiveness of our cybersecurity and data protection practices. The Audit Committee reviews the findings of the Company’s annual risk assessment and penetration test. Independent third-party assessments and audits are used to validate the effectiveness of our cybersecurity program and inform Board oversight. Further, our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and artificial intelligence, receive training specific to cybersecurity risks and threats and regularly discuss any updates to our cybersecurity risk management and strategy programs.
The Company's incident response team is comprised of leaders from our information security team, risk, legal and audit departments. We have established and regularly test incident response processes and controls that identify and risk-rank incidents through a centralized system to promote timely escalation of cybersecurity incidents that exceed a particular level of risk. These processes include defined escalation protocols based on severity and potential business impact, including notification to senior management and, where appropriate, the Board of Directors. Incidents of sufficient magnitude or severity are escalated to the appropriate Company officers.
ITEM 2. PROPERTIES
Restaurant Locations
As of June 24, 2026, our system of Company-owned and franchise-operated restaurants included 1,635 restaurants. The below table contains a breakdown of our portfolio of restaurants:

	June 24, 2026
	Chili’s	Maggiano’s	Total
Company-owned
Domestic	1,110	49	1,159
International	4	—	4
	1,114	49	1,163
Franchise-operated
Domestic	99	3	102
International	370	—	370
	469	3	472
System-wide	1,583	52	1,635
The square footage of our Company-owned Chili’s and Maggiano’s restaurants ranges between 3,900 to 6,600 square feet and 8,200 to 24,800 square feet, respectively.
Our Chili’s domestic Company-owned and franchise-operated restaurants are located in 49 states. Our franchisees also operate Chili’s restaurants in two United States territories, Guam and Puerto Rico, and 28 other countries: Bahrain, Canada, Chile, China, Costa Rica, the Dominican Republic, Ecuador, Egypt, Germany, Guatemala, Honduras, India, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Peru, Philippines, Qatar, Romania, Saudi Arabia, South Korea, Sri Lanka, Taiwan, and the United Arab Emirates. Our Chili’s international Company-owned restaurants are all located in Canada. Our Maggiano’s Company-owned and franchise-operated restaurants are located in 23 states and Washington, D.C.
As of June 24, 2026, 1,104 of the 1,163 Company-owned restaurant locations are leased. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 3 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume.
As of June 24, 2026, we own property for 59 of the 1,163 Company-owned restaurants and one closed restaurant. The net book values of the land and buildings associated with these restaurants are $47.2 million and $36.5 million, respectively.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EAT”, and as of August 11, 2026, there were 296 holders of record of our common stock.
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
Comparison of Five Year Cumulative Total Return
The graph below presents Brinker International, Inc.’s cumulative 5-Year total shareholder return on common stock relative to the cumulative total returns of the S&P 500 index and the S&P Restaurants index for the period of June 30, 2021 through June 24, 2026. The graph is based on $100 invested as of June 30, 2021 in the Company’s common stock and each index, including the reinvestment of all dividends. The values shown below are neither indicative nor determinative of future performance.

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
Brinker International, Inc.	$100.00	$36.23	$58.53	$117.82	$285.64	$274.65
S&P 500	$100.00	$89.38	$106.90	$133.15	$153.34	$187.57
S&P Restaurants(1)	$100.00	$91.15	$118.05	$113.63	$132.24	$120.30
(1)The S&P Restaurants Index is comprised of Chipotle Mexican Grill, Inc., Darden Restaurants, Inc., Domino’s Pizza, Inc., DoorDash, Inc., McDonald’s Corporation., Starbucks Corporation., and Yum! Brands, Inc.
Share Repurchase Program
During the first quarter of fiscal 2026, our Board of Directors authorized an additional $400.0 million under our existing share repurchase program. During fiscal 2026, utilizing the increased availability, the Company repurchased 2.9 million shares of our common stock for $400.0 million. As of June 24, 2026, we had $107.0 million of authorized repurchases remaining under the share repurchase program.

During the thirteen week period ended June 24, 2026, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (2)
March 26, 2026 through April 29, 2026	0.003	$150.06	—	$207.0
April 30, 2026 through May 27, 2026	0.674	136.96	0.6	114.7
May 28, 2026 through June 24, 2026	0.055	140.74	0.1	$107.0
Total	0.732	$137.30	0.7
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. In the fourth quarter of fiscal 2026, 3,318 shares were tendered by team members at an average price of $149.29.
(2)Subsequent to end of the fiscal year, we repurchased an additional 0.4 million shares of our common stock for $75.0 million, reducing the amount available for share repurchases to $32.0 million. On August 10, 2026, our Board of Directors approved an increase in authorized share repurchases, bringing the total to $750.0 million.
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
The following MD&A includes a discussion comparing our results in fiscal 2026 to fiscal 2025. For a discussion comparing our results from fiscal 2025 to fiscal 2024, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 25, 2025, filed with the SEC on August 15, 2025.

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Brinker International, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2026, Fiscal 2025, and Fiscal 2024 which ended on June 24, 2026, June 25, 2025, and June 26, 2024, respectively, each contained 52 weeks. All amounts within the MD&A are presented in millions unless otherwise specified.
OVERVIEW
The Company is principally engaged in the ownership, operation, development, and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. Our two restaurant brands, Chili’s and Maggiano’s, are both operating segments. Refer to Part I, Item 1 - Business of this document for additional information about our business and operational strategies.
Operating Environment
Geopolitical tensions and broader macroeconomic pressures have led, and in the future may lead, to wage inflation, staffing challenges, product cost inflation (inclusive of tariffs), and/or supply chain disruptions. We may also experience supply chain disruptions resulting from adverse weather conditions, climate change, or other catastrophic events beyond our control. These events may impact our ability to obtain the products needed to support our operation and/or negatively affect consumer spending potentially reducing guest traffic and/or reducing the average amount guests spend in our restaurants.
RESULTS OF OPERATIONS
The following table sets forth selected operating data:

	Fiscal Years Ended
	June 24, 2026		June 25, 2025
	Dollars	As a percentage(1)	Dollars	As a percentage(1)
Revenues
Company sales	$5,750.9	99.0%	$5,335.3	99.1%
Franchise revenues	56.5	1.0%	48.9	0.9%
Total revenues	5,807.4	100.0%	5,384.2	100.0%
Operating costs and expenses
Food and beverage costs	1,487.6	25.9%	1,350.6	25.3%
Restaurant labor	1,810.2	31.5%	1,717.3	32.2%
Restaurant expenses	1,426.7	24.8%	1,333.9	25.0%
Depreciation and amortization	218.7	3.8%	206.6	3.8%
General and administrative	235.7	4.1%	222.0	4.1%
Other (gains) and charges	8.6	0.1%	41.8	0.8%
Total operating costs and expenses	5,187.5	89.3%	4,872.2	90.5%
Operating income	619.9	10.7%	512.0	9.5%
Interest expenses	40.5	0.7%	53.1	1.0%
Other income, net	(1.5)	—%	(1.1)	—%
Income before income taxes	580.9	10.0%	460.0	8.5%
Provision for income taxes	93.9	1.6%	76.9	1.4%
Net income	$487.0	8.4%	$383.1	7.1%
(1)Food and beverage costs, Restaurant labor and Restaurant expenses are calculated based on a percentage of Company sales. All others are calculated as a percentage of Total revenues.

Revenues
Revenues are presented in two separate captions in the Consolidated Statements of Comprehensive Income to provide more clarity around Company-owned restaurant revenues and operating expenses trends:
•Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales.
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Fiscal year ended June 25, 2025	$4,882.9	$501.3	$5,384.2
Change from:
Comparable restaurant sales	440.4	(17.8)	422.6
Restaurant openings	33.5	0.4	33.9
Delivery service fee income	1.0	0.1	1.1
Gift card breakage	0.3	—	0.3
Digital entertainment revenues	0.2	—	0.2
Merchandise income	0.1	—	0.1
Gift card discounts	(0.5)	(0.1)	(0.6)
Maggiano's banquet income(1)	—	(12.5)	(12.5)
Restaurant closures	(12.8)	(16.7)	(29.5)
Company sales	462.2	(46.6)	415.6
Franchise revenues(2)	7.5	0.1	7.6
Fiscal year ended June 24, 2026	$5,352.6	$454.8	$5,807.4
(1)Maggiano's banquet income decreased primarily due to management’s decision to substantially eliminate banquet service charges at the end of the first quarter of fiscal 2026.
(2)Franchise revenues increased primarily due to higher royalties. Our Chili’s and Maggiano’s franchisees generated sales of approximately $1,118.5 million and $17.1 million respectively in fiscal 2026 compared to $967.4 million and $16.9 million respectively in fiscal 2025.
The table below presents the percentage change in comparable restaurant sales and restaurant capacity for fiscal 2026 compared to fiscal 2025:

	Comparable Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	8.1%	4.4%	1.2%	2.5%	(0.3)%
Chili’s	9.2%	4.4%	1.2%	3.6%	(0.1)%
Maggiano’s	(3.9)%	5.0%	0.4%	(9.3)%	(3.1)%
Franchise(4)	8.6%
U.S.	10.6%
International	7.3%
Chili’s domestic(5)	9.4%
System-wide(6)	8.2%

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
Costs and Expenses
The following is a summary of the changes in Costs and Expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 24, 2026		June 25, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,487.6	25.9%	$1,350.6	25.3%	$(137.0)	(0.6)%
Restaurant labor	1,810.2	31.5%	1,717.3	32.2%	(92.9)	0.7%
Restaurant expenses	1,426.7	24.8%	1,333.9	25.0%	(92.8)	0.2%
Depreciation and amortization	218.7		206.6		(12.1)
General and administrative	235.7		222.0		(13.7)
Other (gains) and charges	8.6		41.8		33.2
Interest expenses	40.5		53.1		12.6
Other income, net	(1.5)		(1.1)		0.4
As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.6%, due to 0.9% of unfavorable commodity costs driven by meat and seafood and 0.8% of unfavorable menu item mix, partially offset by 1.1% of favorable menu pricing.
•Restaurant labor was favorable 0.7%, due to 1.4% of sales leverage and 0.2% lower manager bonus, partially offset by 0.4% of higher hourly labor, 0.3% of higher manager salaries, and 0.2% of higher health insurance.
•Restaurant expenses were favorable 0.2%, due to 1.3% of sales leverage, partially offset by 0.3% of higher advertising, 0.2% of higher delivery fees and to-go supplies, 0.2% of higher rent, 0.1% of higher repairs and maintenance, 0.1% of higher workers' compensation and general liability insurance, and 0.2% of higher other restaurant expenses.

Depreciation and amortization increased $12.1 million as follows:

Depreciation and Amortization
Fiscal year ended June 25, 2025	$206.6
Change from:
Additions for existing and new restaurant assets	44.9
Corporate assets	3.4
Finance leases	0.7
Retirements and fully depreciated restaurant assets	(27.7)
Other(1)	(9.2)
Fiscal year ended June 24, 2026	$218.7
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.
General and administrative expenses increased $13.7 million as follows:

General and Administrative
Fiscal year ended June 25, 2025	$222.0
Change from:

Payroll expenses	12.4
Corporate technology initiatives	5.1
Defined contribution plan employer expenses and other benefits	1.5
Stock-based compensation	1.1
Professional fees	(1.9)
Performance-based compensation	(6.8)
Other	2.3
Fiscal year ended June 24, 2026	$235.7
Other (gains) and charges consisted of the following (for further details refer to Note 13 - Other Gains and Charges within Part II, Item 8 - Financial Statements and Supplementary Data):

	Fiscal Years Ended
	June 24, 2026	June 25, 2025
Restaurant-level impairment charges	$5.7	$4.6
Litigation & claims, net	3.4	22.4
Restaurant closure asset write-offs and charges	2.7	4.1
Severance and other benefit charges	1.7	2.4
Enterprise system implementation costs	—	14.1
Lease contingencies	—	1.7
Lease modification gain, net	(3.7)	(5.1)
Loss from natural disasters, net (of insurance recoveries)	(2.2)	(3.7)
Other, net	1.0	1.3
	$8.6	$41.8
Interest expenses decreased $12.6 million primarily due to lower average outstanding debt balances.

Income Taxes

	Fiscal Years Ended
	June 24, 2026	June 25, 2025
Effective income tax rate	16.2%	16.7%
The change in the effective income tax rate from fiscal 2025 to fiscal 2026 is primarily due to excess tax benefits from stock based compensation. Refer to Note 9 - Income Taxes within Part II, Item 8 - Financial Statements and Supplementary Data for more information.
H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property. The Company has evaluated the impacts of the OBBBA, and the effects of these provisions have been incorporated into the accompanying financial statements.
Segment Results
Chili’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2026	June 25, 2025	Dollars	%
Company sales	$5,297.0	$4,834.8	$462.2	9.6%
Franchise revenues	55.6	48.1	7.5	15.6%
Total revenues	$5,352.6	$4,882.9	$469.7	9.6%
Chili’s Total revenues increased 9.6% primarily due to favorable comparable restaurant sales driven by menu pricing, higher traffic, and favorable menu item mix. Refer to the Revenues section above for further details about Chili’s revenues changes.
The following is a summary of the changes in Chili’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 24, 2026		June 25, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$1,373.5	25.9%	$1,233.1	25.5%	$(140.4)	(0.4)%
Restaurant labor	1,662.0	31.4%	1,561.4	32.3%	(100.6)	0.9%
Restaurant expenses	1,280.0	24.2%	1,187.8	24.6%	(92.2)	0.4%
Depreciation and amortization	189.9		182.5		(7.4)
General and administrative	54.1		50.4		(3.7)
Other (gains) and charges	0.5		23.7		23.2
As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.4%, due to 0.9% of unfavorable commodity costs driven by higher meat and seafood and 0.6% of unfavorable menu item mix, partially offset by 1.1% of favorable menu pricing.
•Chili’s Restaurant labor was favorable 0.9%, due to 1.7% of sales leverage, 0.2% of lower manager bonus, and 0.1% of lower other labor expenses, partially offset by 0.5% of higher hourly labor, 0.4% of higher manager salaries, and 0.2% of higher health insurance.
•Chili’s Restaurant expenses were favorable 0.4%, due to 1.7% of sales leverage, partially offset by 0.3% of higher advertising, 0.3% of higher delivery fees and to-go supplies, 0.2% of higher rent, 0.1% of higher repairs and maintenance, 0.1% of higher workers' compensation and general liability insurance, and 0.3% of higher other restaurant expenses.
Chili’s Depreciation and amortization increased $7.4 million as follows:

Depreciation and Amortization
Fiscal year ended June 25, 2025	$182.5
Change from:
Additions for new and existing restaurant assets	39.9
Finance leases	0.3
Retirements and fully depreciated restaurant assets	(23.5)
Other(1)	(9.3)
Fiscal year ended June 24, 2026	$189.9
(1)Other decreased primarily due to accelerated depreciation in the prior year as a result of management’s decision to abandon and replace certain equipment.
Chili’s General and administrative increased $3.7 million as follows:

General and Administrative
Fiscal year ended June 25, 2025	$50.4
Change from:
Payroll expenses	2.5
Defined contribution plan employer expenses and other benefits	1.7
Stock-based compensation	0.4
Performance-based compensation	(2.1)
Other	1.2
Fiscal year ended June 24, 2026	$54.1
Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 13 - Other Gains and Charges within Part II, Item 8 - Financial Statements and Supplementary Data):

	Fiscal Years Ended
	June 24, 2026	June 25, 2025
Litigation & claims, net	$3.2	$20.0
Restaurant closure asset write-offs and charges	2.3	3.6
Restaurant-level impairment charges	0.3	4.6
Loss from natural disasters, net (of insurance recoveries)	(2.1)	(3.5)
Lease modification gain, net	(2.6)	(1.6)
Other	(0.6)	0.6
	$0.5	$23.7

Maggiano’s Segment

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2026	June 25, 2025	Dollars	%
Company sales	$453.9	$500.5	$(46.6)	(9.3)%
Franchise revenues	0.9	0.8	0.1	12.5%
Total revenues	$454.8	$501.3	$(46.5)	(9.3)%
Maggiano’s Total revenues decreased 9.3% primarily due to unfavorable comparable restaurant sales and unfavorable impact of restaurant closures, including one closure due to relocation. Unfavorable comparable restaurant sales was driven by lower traffic partially offset by menu pricing and favorable menu item mix. Refer to the Revenues section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Fiscal Years Ended				Favorable (Unfavorable) Variance
	June 24, 2026		June 25, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$114.1	25.1%	$117.5	23.5%	$3.4	(1.6)%
Restaurant labor	148.2	32.7%	155.9	31.2%	7.7	(1.5)%
Restaurant expenses	145.8	32.1%	145.3	29.0%	(0.5)	(3.1)%
Depreciation and amortization	17.8		14.6		(3.2)
General and administrative	6.7		9.7		3.0
Other (gains) and charges	5.7		(1.8)		(7.5)
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were unfavorable 1.6%, due to 1.4% of unfavorable menu item mix and 1.2% of unfavorable commodity costs driven by meat and seafood, partially offset by 1.0% of favorable menu pricing.
•Maggiano’s Restaurant labor was unfavorable 1.5%, due to 1.7% of sales deleverage, 0.2% of higher health insurance, and 0.3% of higher other labor expenses, partially offset by 0.5% of lower hourly labor and 0.2% of lower manager bonus.
•Maggiano’s Restaurant expenses were unfavorable 3.1%, due to 2.0% of sales deleverage, 0.5% of higher delivery fees and to-go supplies, 0.3% of higher advertising, 0.3% higher pre-opening, 0.2% of higher repairs and maintenance, and 0.1% of higher workers' compensation and general liability insurance, partially offset by 0.3% of lower other restaurant expenses.
Maggiano’s Other (gains) and charges consisted of the following (for further details, refer to Note 13 - Other Gains and Charges within Part II, Item 8 - Financial Statements and Supplementary Data):

	Fiscal Years Ended
	June 24, 2026	June 25, 2025
Restaurant-level impairment charges	$5.4	$—
Severance and other benefit charges	1.0	1.1
Restaurant closure asset write-offs and charges	0.4	0.5
Lease modification gain, net	(1.1)	(3.5)
Other	—	0.1
	$5.7	$(1.8)

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
Valuation of Long-Lived Assets
We evaluate long-lived assets, such as property, equipment, and lease assets for impairment, whenever events or circumstances indicate that the carrying amount of a restaurant may not be recoverable. For purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparing the operating cash flows of each restaurant (asset group) over its remaining service life to the carrying value of the asset group. If the cash flows exceed the carrying value, then the asset group is not impaired, and no further evaluation is required. If the carrying value of the asset group exceeds its cash flows, impairment may exist. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value of the asset group. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.
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
Changes in our cash flows from operating, investing and financing activities during fiscal 2026 compared to fiscal 2025 are outlined below.

Cash Flows from Operating Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2026	June 25, 2025
Net cash provided by operating activities	$789.4	$679.0	$110.4
Net cash provided by operating activities increased due to an increase in operating income and a decrease in interest paid, partially offset by an increase in payments of performance-based compensation and the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2026	June 25, 2025
Net cash used in investing activities	$(231.0)	$(263.4)	$32.4
Net cash used in investing activities decreased primarily due to decreased spend on restaurant and IT equipment and capital maintenance, partially offset by increased spend on both Chili’s and Maggiano’s re-images.
Cash Flows from Financing Activities

	Fiscal Years Ended		Favorable (Unfavorable) Variance
	June 24, 2026	June 25, 2025
Net cash used in financing activities	$(467.3)	$(461.3)	$(6.0)
Net cash used in financing activities increased slightly due to an increase in share repurchase activity in fiscal 2026 and a decrease in proceeds received from stock option exercises, partially offset by a decrease in net repayments of long-term debt primarily due to the payoff of our $350.0 million 5.00% notes in the prior year.
Debt
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of June 24, 2026, our interest rate was 4.90% consisting of SOFR of 3.65% plus the applicable margin of 1.25%. As of June 24, 2026, the revolving credit facility had $969.9 million available, net of a $30.1 million letter of credit, pledged as collateral on insurance policies.
The outstanding $350.0 million 8.25% notes are due July 15, 2030 (fiscal 2031), with semi-annual interest payments on January 15 and July 15. The notes are callable as of July 15, 2026 at the Company’s option, at a redemption price equal to 100.0% of the principal amount redeemed plus an applicable premium if redeemed prior to July 15, 2028, and accrued and unpaid interest.
On June 16, 2026, we issued a notice of redemption for all of our outstanding 8.25% notes and subsequent to the end of the fiscal year, on July 15, 2026, the notes were redeemed at a redemption price equal to the sum of 104.125% of the principal amount plus accrued and unpaid interest, for a total cash outflow of $378.9 million. The payoff was funded with borrowings from the revolving credit facility.
As of June 24, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility. Refer to Note 7 - Debt within Part II, Item 8 - Financial Statements and Supplementary Data for further information about our notes and revolving credit facility.
Acquisition
On June 1, 2026, we executed an asset purchase agreement with a franchisee for the acquisition of 12 Chili’s restaurants located in Alabama and Mississippi, including the real estate for six of the locations. The transaction is expected to close on August 27, 2026 for a purchase price of approximately $27.5 million, and will be funded with availability under our existing revolving credit facility.
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
During the first quarter of fiscal 2026, our Board of Directors authorized an additional $400.0 million under our existing share repurchase program. Utilizing the increased availability, the Company repurchased 2.9 million shares of our common stock for $400.0 million during fiscal 2026. As of June 24, 2026, we had $107.0 million of authorized repurchases remaining under the share repurchase program.
Subsequent to end of the fiscal year, we repurchased an additional 0.4 million shares of our common stock for $75.0 million, reducing the amount available for share repurchases to $32.0 million. On August 10, 2026, our Board of Directors approved an increase in authorized share repurchases, bringing the total to $750.0 million.
Dividend Program
There were no dividends declared in fiscal 2026 or fiscal 2025. The Company’s decision to pay dividends in the future is at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our revolving credit facility and applicable law, and such other factors that the Board of Directors considers relevant.
Cash Flow Outlook
Geopolitical tensions and broader macroeconomic pressures have contributed, and may continue to contribute, to wage inflation, labor availability challenges, product cost increases (including the impact of tariffs), and supply chain disruptions. Additionally, adverse weather events, climate change, and other unforeseen circumstances outside of our control may strain our supply chain, potentially limiting our ability to source necessary products and adversely affecting consumer spending patterns. We continually monitor our operating environment and remain prepared to adapt our capital allocation strategy, including share repurchase activity, in response to evolving market conditions. Our ongoing priorities include strong cash flow generation and preserving a sound, flexible financial foundation to support the long-term execution of our business investment strategy.
Given our current level of operations, we believe that existing cash and cash equivalents, together with cash flows from operations and available borrowing capacity under our revolving credit facility, will be sufficient to fund our capital expenditure and working capital requirements for at least the next twelve months, including the settlement of current debt obligations.

Future Commitments and Contractual Obligations
Payments due under our long-term contractual obligations for finance and operating leases and certain purchase obligations as of June 24, 2026 are as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Finance leases(1)	$29.9	$42.8	$19.1	$24.0	$115.8
Operating leases(1)	192.7	356.6	337.8	939.0	1,826.1
Purchase obligations(2)	40.8	35.3	0.2	—	76.3
(1)Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options.
(2)Our purchase obligations primarily consist of long-term obligations for media and software contracts, and exclude agreements that are cancellable without significant penalty.
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
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash-flow ratio. As of June 24, 2026, there was no outstanding balance on the revolving credit facility which is our only debt instrument with a variable interest rate.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brinker International, Inc. and subsidiaries (the Company) as of June 24, 2026 and June 25, 2025, the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended June 24, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 24, 2026 and June 25, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 24, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 24, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over Company sales
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company generated $5,750.9 million in Company sales for the fiscal year ended June 24, 2026. Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales. Revenues are recorded from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer. The processing and recording of Company sales relies on multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over Company sales as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment to determine the revenue streams over which procedures were to be performed as well as to assess the nature and extent of audit evidence obtained because of the number of revenue streams and the highly automated nature of certain processes to record revenue that involve interfacing significant volumes of data across multiple IT systems. Additionally, the complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over each revenue stream, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company sales process, including involving IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems and related controls that are used by the Company in its revenue recognition process. We performed a software-assisted data analysis to test relationships among certain revenue transactions, and for a selection of transactions, we compared the revenue recognized to underlying documentation, including third-party documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 1984.
Dallas, Texas
August 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Brinker International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Brinker International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 24, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 24, 2026 and June 25, 2025, the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended June 24, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated August 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
August 19, 2026

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
We have assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that our internal control over financial reporting was effective as of June 24, 2026.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of June 24, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Revenues
Company sales	$5,750.9	$5,335.3	$4,371.1
Franchise revenues	56.5	48.9	44.0
Total revenues	5,807.4	5,384.2	4,415.1
Operating costs and expenses
Food and beverage costs	1,487.6	1,350.6	1,107.6
Restaurant labor	1,810.2	1,717.3	1,467.3
Restaurant expenses	1,426.7	1,333.9	1,212.9
Depreciation and amortization	218.7	206.6	170.8
General and administrative	235.7	222.0	183.7
Other (gains) and charges	8.6	41.8	43.2
Total operating costs and expenses	5,187.5	4,872.2	4,185.5
Operating income	619.9	512.0	229.6
Interest expenses	40.5	53.1	65.0
Other income, net	(1.5)	(1.1)	(0.3)
Income before income taxes	580.9	460.0	164.9
Provision for income taxes	93.9	76.9	9.6
Net income	$487.0	$383.1	$155.3

Basic net income per share	$11.16	$8.60	$3.49

Diluted net income per share	$10.87	$8.32	$3.40

Basic weighted average shares outstanding	43.6	44.6	44.4

Diluted weighted average shares outstanding	44.8	46.1	45.7

Other comprehensive income (loss)
Foreign currency translation adjustment	$(0.3)	$(0.1)	$(0.3)
Comprehensive income	$486.7	$383.0	$155.0
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 24, 2026	June 25, 2025
ASSETS
Current assets
Cash and cash equivalents	$110.0	$18.9
Accounts receivable, net	81.4	73.4
Inventories	34.5	35.2
Restaurant supplies	56.8	54.9
Prepaid expenses	23.8	24.6
Income taxes receivable	1.2	—
Total current assets	307.7	207.0
Property and equipment, at cost
Land	47.2	44.9
Buildings and leasehold improvements	1,815.4	1,755.2
Furniture and equipment	876.0	845.3
Construction-in-progress	61.8	71.8
	2,800.4	2,717.2
Less accumulated depreciation and amortization	(1,833.0)	(1,764.5)
Net property and equipment	967.4	952.7
Other assets
Operating lease assets	1,205.9	1,149.1
Goodwill	194.5	194.7
Deferred income taxes, net	69.1	101.4
Intangibles, net	15.3	17.4
Other	55.1	56.3
Total other assets	1,539.9	1,518.9
Total assets	$2,815.0	$2,678.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$168.9	$168.5
Gift card liability	52.8	57.2
Accrued payroll	146.2	156.2
Operating lease liabilities	116.9	114.6
Other accrued liabilities	188.4	172.6
Income taxes payable	3.5	6.5
Total current liabilities	676.7	675.6
Long-term debt and finance leases, less current installments	419.7	426.0
Long-term operating lease liabilities, less current portion	1,194.3	1,135.3
Other liabilities	80.6	70.8
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 42.2 million shares outstanding at June 24, 2026, and 60.3 million shares issued and 44.5 million shares outstanding at June 25, 2025)	6.0	6.0
Additional paid-in capital	682.5	714.5
Accumulated other comprehensive loss	(6.7)	(6.4)
Retained earnings	673.5	186.5
Treasury stock, at cost (18.1 million shares at June 24, 2026, and 15.8 million shares at June 25, 2025)	(911.6)	(529.7)
Total shareholders’ equity	443.7	370.9
Total liabilities and shareholders’ equity	$2,815.0	$2,678.6
See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Cash flows from operating activities
Net income	$487.0	$383.1	$155.3
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	218.7	206.6	170.8
Deferred income taxes, net	32.2	12.6	(20.6)
Non-cash other (gains) and charges	12.1	25.7	28.7
Stock-based compensation	32.2	31.4	25.9
Net loss on disposal of assets	10.3	11.7	3.5
Other	1.8	2.6	2.8
Changes in assets and liabilities:
Accounts receivable, net	0.4	(12.9)	(0.6)
Inventories	0.3	(1.3)	(0.5)
Restaurant supplies	(3.3)	(2.2)	(1.0)
Prepaid expenses	0.9	(2.7)	(12.3)
Income taxes	(4.8)	(0.5)	4.0
Operating lease assets, net of liabilities	(1.7)	(2.6)	(4.0)
Other assets	(0.6)	(0.3)	(0.4)
Accounts payable	9.0	(7.6)	30.8
Gift card liability	(4.4)	(7.6)	(8.2)
Accrued payroll	(10.0)	25.7	24.7
Other accrued liabilities	2.3	12.2	21.7
Other liabilities	7.0	5.1	1.3
Net cash provided by operating activities	789.4	679.0	421.9
Cash flows from investing activities
Payments for property and equipment	(231.9)	(265.3)	(198.9)
Proceeds from sale of assets	0.4	1.0	4.7
Insurance recoveries	0.5	0.9	0.7
Proceeds from note receivable	—	—	1.3
Net cash used in investing activities	(231.0)	(263.4)	(192.2)
Cash flows from financing activities
Borrowings on revolving credit facility	650.0	885.0	389.0
Payments on revolving credit facility	(650.0)	(885.0)	(550.3)
Purchases of treasury stock	(443.9)	(90.2)	(25.8)
Payments on long-term debt	(24.1)	(375.8)	(20.1)
Proceeds from issuance of treasury stock	0.7	8.3	27.9
Payments for debt issuance costs	—	(3.6)	(0.7)
Payments of dividends	—	—	(0.2)
Net cash used in financing activities	(467.3)	(461.3)	(180.2)
Net change in cash and cash equivalents	91.1	(45.7)	49.5
Cash and cash equivalents at beginning of period	18.9	64.6	15.1
Cash and cash equivalents at end of period	$110.0	$18.9	$64.6
Supplemental disclosure of cash flow information:
Income taxes paid, net (Refer to Note 9 - Income Taxes)	$66.0	$64.3	$26.1
Interest paid, net of amounts capitalized	38.7	55.1	50.3
Accrued capital expenditures	23.5	31.7	16.5

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 28, 2023	44.6	$6.0	$690.0	$(351.9)	$(482.4)	$(6.0)	$(144.3)
Net income	—	—	—	155.3	—	—	155.3
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	25.9	—	—	—	25.9
Purchases of treasury stock	(0.8)	—	(0.5)	—	(25.3)	—	(25.8)
Issuances of treasury stock	1.2	—	(7.6)	—	36.2	—	28.6
Balances at June 26, 2024	45.0	6.0	707.8	(196.6)	(471.5)	(6.3)	39.4
Net income	—	—	—	383.1	—	—	383.1
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	31.4	—	—	—	31.4
Purchases of treasury stock	(1.2)	—	(9.0)	—	(81.5)	—	(90.5)
Issuances of treasury stock	0.7	—	(15.7)	—	23.3	—	7.6
Balances at June 25, 2025	44.5	6.0	714.5	186.5	(529.7)	(6.4)	370.9
Net income	—	—	—	487.0	—	—	487.0
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	32.2	—	—	—	32.2
Purchases of treasury stock	(3.2)	—	(33.3)	—	(413.5)	—	(446.8)
Issuances of treasury stock	0.9	—	(30.9)	—	31.6	—	0.7
Balances at June 24, 2026	42.2	$6.0	$682.5	$673.5	$(911.6)	$(6.7)	$443.7

See accompanying Notes to Consolidated Financial Statements

BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Footnote Index

Footnote Index
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is principally engaged in the ownership, operation, development and franchising of the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of June 24, 2026, we owned, operated or franchised 1,635 restaurants, consisting of 1,163 Company-owned restaurants and 472 franchised restaurants, located in the United States, 28 other countries and two United States territories.
On June 1, 2026, we executed an asset purchase agreement with a franchisee for the acquisition of 12 Chili’s restaurants located in Alabama and Mississippi, including the real estate for six of the locations. The transaction is expected to close on August 27, 2026 for a purchase price of approximately $27.5 million.
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
Fiscal Year - We have a 52 or 53 week fiscal year ending on the last Wednesday in June. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal 2026, Fiscal 2025, and Fiscal 2024 which ended on June 24, 2026, June 25, 2025, and June 26, 2024, respectively, each contained 52 weeks.
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

Footnote Index
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
Depreciation expenses related to property and equipment for the fiscal years ended June 24, 2026, June 25, 2025, and June 26, 2024, of $216.6 million, $204.3 million, and $167.9 million, respectively, were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income. Routine repair and maintenance costs are expensed when incurred. Major replacements and improvements are capitalized.
We review the carrying amount of property and equipment whenever events or circumstances indicate that the carrying amount may not be recoverable. We have determined the restaurant level is the lowest level of identifiable cash flows. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on discounted projected future operating cash flows of the restaurants over their remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk that is considered a Level 3 fair value measurement. Impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. Refer to Note 3 - Fair Value Measurements for further information on impairment charges.
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

Footnote Index
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
During fiscal 2026, fiscal 2025 and fiscal 2024, we performed our annual goodwill impairment analysis using a qualitative approach to determine whether indicators of impairment exist. Related to the qualitative assessment, we evaluated factors including our market capitalization, as well as the market capitalization of other companies in the restaurant industry, sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry. Based on these factors, no indicators of impairment were identified during our annual analysis performed in the second quarters of fiscal 2026, fiscal 2025 and fiscal 2024. Additionally, no indicators of impairment were identified through the end of each fiscal year.
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

Footnote Index
unreported costs to settle unpaid claims are included in Other accrued liabilities and Other liabilities, depending on their current or long-term nature, in the Consolidated Balance Sheets.
Preferred Stock - Our Board of Directors is authorized to provide for the issuance of 1.0 million preferred shares with a par value of $1.00 per share, in one or more series, and to fix the voting rights, liquidation preferences, dividend rates, conversion rights, redemption rights, and terms, including sinking fund provisions, and certain other rights and preferences. As of June 24, 2026, no preferred shares were issued.
Revenues - Revenues are presented in the Company sales and Franchise revenues captions in the Consolidated Statements of Comprehensive Income.
Company Sales - Company sales include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales. We record revenues from the sale of food, beverages and alcohol, net of discounts, upon delivery to the customer. Sales taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue transactions and collected from a customer have been excluded from revenues.
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
Advertising Expenses - Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. In the fiscal years ended June 24, 2026, June 25, 2025 and June 26, 2024, advertising expenses of $163.6 million, $146.6 million and $130.2 million, respectively, were included in Restaurant expenses, and advertising contributions from franchisees of $7.6 million, $6.5 million and $6.0 million, respectively, were recorded in Franchise revenues in the Consolidated Statements of Comprehensive Income.
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

Footnote Index
differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return that is not more-likely-than-not to be realized. We recognize any interest and penalties related to unrecognized tax benefits in Provision for income taxes in the Consolidated Statements of Comprehensive Income. Additionally, income taxes are computed on a consolidated legal jurisdiction basis with no regard to brand.
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

	June 24, 2026	June 25, 2025	June 26, 2024
Basic weighted average shares outstanding	43.6	44.6	44.4
Dilutive stock options	—	0.1	0.1
Dilutive restricted shares	1.2	1.4	1.2
Total dilutive impact	1.2	1.5	1.3
Diluted weighted average shares outstanding	44.8	46.1	45.7

Awards excluded due to anti-dilutive effect	—	—	0.4

Footnote Index
Recently Issued Accounting Standards
As of June 24, 2026, we prospectively adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosures related to the effective tax reconciliation and income taxes paid. The adoption of ASU 2023-09 did not impact our results of operations, cash flow or financial condition. See Note 9 - Income Taxes for the related disclosures.
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
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 24, 2026 and June 25, 2025:

	June 24, 2026	June 25, 2025
Beginning balance	$9.8	$9.7
Additions	0.9	1.5
Amount recognized to Franchise revenues	(1.8)	(1.4)
Ending balance	$8.9	$9.8
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 24, 2026:

Fiscal Year	Franchise and Development Fees Revenue Recognition
2027	$0.8
2028	0.7
2029	0.7
2030	0.6
2031	0.5
Thereafter	5.6
$8.9

Footnote Index
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table reflects the changes in the Gift card liability for fiscal years ended on June 24, 2026 and June 25, 2025:

	June 24, 2026	June 25, 2025
Beginning balance	$57.2	$64.8
Gift card sales	127.4	122.8
Gift card redemptions recognized to Company sales	(121.3)	(120.4)
Gift card breakage recognized to Company sales	(10.3)	(10.0)
Other	(0.2)	—
Ending balance	$52.8	$57.2
3. FAIR VALUE MEASUREMENTS
Financial Instruments
The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of the short maturity of these items.
The carrying amount of long-term debt outstanding related to our revolving credit facility approximates fair value as the interest rate on this instrument approximates current market rates (Level 2). The fair value of our notes are based on observable bid prices and are considered Level 2 fair value measurements, and the carrying amount and the fair value are as follows:

	June 24, 2026		June 25, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.25% notes	$346.8	$364.9	$346.0	$372.3
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
During fiscal 2026, we recorded impairment charges primarily related to the long-lived assets of five underperforming Maggiano’s restaurants. During fiscal 2025, we impaired certain long-lived assets primarily related to 13 underperforming Chili’s restaurants. The table below presents the carrying values and related charges recorded on these impaired restaurants for the periods presented:

			Impairment Charges
	Pre-Impairment Carrying Value		Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 24, 2026	June 25, 2025
Property and equipment	$6.5	$4.9	$5.7	$4.4
Reacquired franchise rights	—	0.1	—	0.1
Operating lease assets	11.5	8.4	—	—
Total	$18.0	$13.4	$5.7	$4.5
During fiscal 2026, we determined there was no impairment of transferable liquor licenses and in fiscal 2025 we impaired certain transferable liquor licenses with related charges of $0.1 million.

Footnote Index
All impairment charges were included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income for the periods presented. Refer to Note 13 - Other Gains and Charges for more information.
4. GOODWILL AND INTANGIBLES
There have been no impairments of Goodwill for the fiscal years ended June 24, 2026, June 25, 2025 and June 26, 2024. The changes in the carrying amount of Goodwill by segment are as follows:

	June 24, 2026			June 25, 2025
	Chili’s	Maggiano’s	Consolidated	Chili’s	Maggiano’s	Consolidated
Balance at beginning of year	$156.3	$38.4	$194.7	$156.4	$38.4	$194.8
Changes in Goodwill:
Foreign currency translation adjustment	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Balance at end of year	$156.1	$38.4	$194.5	$156.3	$38.4	$194.7
Intangible assets, net are as follows:

	June 24, 2026			June 25, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Chili’s reacquired franchise rights	$25.9	$(20.7)	$5.2	$26.0	$(18.6)	$7.4
Chili’s other	0.4	(0.4)	—	0.4	(0.4)	—
	$26.3	$(21.1)	$5.2	$26.4	$(19.0)	$7.4

Indefinite-lived intangible assets
Chili’s liquor licenses	$9.3			$9.2
Maggiano’s liquor licenses	0.8			0.8
	$10.1			$10.0
Amortization expenses for all definite-lived intangible assets were recorded in Depreciation and amortization in the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Definite-lived intangibles amortization expense	$2.1	$2.3	$3.0
Estimated annual amortization expenses for definite-lived intangible assets for the next five years are as follows:

Fiscal Year	Amortization Expense
2027	$1.9
2028	0.8
2029	0.5
2030	0.5
2031	0.4

Footnote Index
5. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 24, 2026	June 25, 2025
Insurance	$52.0	$39.7
Property tax	27.0	25.2
Current installments of finance lease obligations	25.1	17.6
Sales tax	22.5	22.8
Interest	13.4	13.5
Utilities and services	11.4	10.5
Other	37.0	43.3
	$188.4	$172.6
6. LEASES
As of June 24, 2026, 1,104 of our 1,163 Company-owned restaurant facilities were leased. We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and leasehold improvements) or retail leases (where we lease the land/retail space and building, but construct the leasehold improvements). As of June 24, 2026, the restaurant leases have cumulative renewal clauses of 3 to 40 years at our option. Our leased restaurants typically have an initial lease term of 10 to 20 years, with one or more renewal terms ranging from 3 to 10 years. The leases typically provide for a fixed rental or a fixed rental plus percentage rentals based on sales volume. In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment. Our lease agreements do not contain any material residual value guarantees or material covenant restrictions.
Consolidated Balance Sheet Disclosure of Lease Amounts
The following table includes a detail of lease assets and liabilities included in the Consolidated Balance Sheets:

	June 24, 2026
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$83.5	$1,205.9	$1,289.4

Current lease liabilities	25.1	116.9	142.0
Long-term lease liabilities	72.9	1,194.3	1,267.2
Total lease liabilities	$98.0	$1,311.2	$1,409.2

	June 25, 2025
	Finance Leases(1)	Operating Leases(2)	Total Leases
Lease assets	$85.8	$1,149.1	$1,234.9

Current lease liabilities	17.6	114.6	132.2
Long-term lease liabilities	80.0	1,135.3	1,215.3
Total lease liabilities	$97.6	$1,249.9	$1,347.5
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

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Operating lease cost	$190.4	$183.9	$182.5
Finance lease amortization	26.4	25.6	14.0
Finance lease interest	6.3	6.2	4.2
Short-term lease cost	0.8	0.9	0.3
Variable lease cost	74.8	70.7	63.4
Sublease income	(1.3)	(1.5)	(1.2)
Total lease costs, net	$297.4	$285.8	$263.2
Consolidated Statement of Cash Flows Disclosure of Lease Amounts
Supplemental cash flow information related to leases recorded in the Consolidated Statements of Cash Flows is as follows:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$192.3	$189.4	$186.3
Finance leases	6.3	6.2	4.2
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	24.1	25.6	20.1
Non-cash lease assets obtained in exchange for lease liabilities
Operating leases	173.2	167.5	82.6
Finance leases	24.5	17.9	53.7
Weighted Average Lease Term and Discount Rate
Other information related to leases is as follows:

Fiscal Years Ended
	June 24, 2026		June 25, 2025
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted average remaining lease term	5.9 years	10.8 years	6.3 years	11.3 years
Weighted average discount rate	5.7%	6.2%	5.9%	6.1%

Footnote Index
Lease Maturity Analysis
Finance leases and Operating leases total future lease payments represent the contractual obligations due under the lease agreements, including cancellable option periods where we are reasonably assured to exercise the options. As of June 24, 2026, the future minimum lease payments on finance and operating leases, as well as sublease income were as follows:

	June 24, 2026
Fiscal Year	Finance Leases	Operating Leases	Sublease Income
2027	$29.9	$192.7	$0.8
2028	28.9	182.0	0.6
2029	13.9	174.6	0.5
2030	10.8	171.0	0.3
2031	8.3	166.8	0.3
Thereafter	24.0	939.0	0.4
Total future lease payments	115.8	1,826.1	$2.9
Less: Imputed interest	17.8	514.9
Present value of lease liability	$98.0	$1,311.2
Pre-Commencement Leases
In fiscal 2026, we executed 5 real estate leases for new Chili’s locations with undiscounted fixed payments of $10.8 million over the initial term. These leases will commence when the landlords make the property available to us for new restaurant construction. We will assess the reasonably certain lease term at the lease commencement date.
7. DEBT
Long-term debt consists of the following:

	June 24, 2026	June 25, 2025
8.25% notes	$350.0	$350.0
Revolving credit facility	—	—
Finance lease obligations	98.0	97.6
Total long-term debt	448.0	447.6
Less: unamortized debt issuance costs	(3.2)	(4.0)
Total long-term debt, less unamortized debt issuance costs	444.8	443.6
Less: current installments of finance lease obligations(1)	(25.1)	(17.6)
Total long-term debt, less current portion	$419.7	$426.0
(1)Current installments of finance lease obligations, for the periods presented, are recorded within Other accrued liabilities in the Consolidated Balance Sheets. Refer to Note 5 - Accrued Liabilities for further details.

Footnote Index
Revolving Credit Facility
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of June 24, 2026, our interest rate was 4.90% consisting of SOFR of 3.65% plus the applicable margin of 1.25%.
As of June 24, 2026, the revolving credit facility had $969.9 million available, net of a $30.1 million letter of credit pledged as collateral on insurance policies. Refer to Note 8 - Commitments and Contingencies for further information about our letters of credit.
The revolving credit facility contains various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of June 24, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility.
8.25% Notes
Our previously outstanding $350.0 million 8.25% notes were scheduled to become due July 15, 2030 (fiscal 2031), with semi-annual interest payments on January 15 and July 15. The notes became callable as of July 15, 2026 at the Company’s option, at a redemption price equal to 100.0% of the principal amount redeemed plus an applicable premium if redeemed prior to July 15, 2028, and accrued and unpaid interest.
On June 16, 2026, we issued a notice of redemption for all of our outstanding 8.25% notes and subsequent to the end of the fiscal year, on July 15, 2026, the notes were redeemed at a redemption price equal to the sum of 104.125% of the principal amount plus accrued and unpaid interest for a total cash outflow of $378.9 million. The payoff was funded with borrowings from the revolving credit facility.
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of June 24, 2026 and June 25, 2025, we have outstanding lease guarantees or are secondarily liable for $7.5 million and $11.9 million, respectively. These amounts represent the estimated future rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2027 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such third parties.
We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations. We recorded no charge related to these leases and lawsuits in fiscal 2026 and recorded charges of $1.7 million and $0.8 million in fiscal 2025 and fiscal 2024 respectively, which are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income. We will continue to closely monitor our exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of June 24, 2026, we had $34.1 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 14 months.
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
9. INCOME TAXES
Income before income taxes consists of the following:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Domestic	$579.2	$457.8	$161.8
Foreign	1.7	2.2	3.1
Income before income taxes	$580.9	$460.0	$164.9
The Provision for income taxes and effective tax rate consists of the following:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Current income tax expenses:
Federal	$30.4	$33.2	$17.5
State	31.2	30.6	12.3
Foreign	—	0.6	0.4
Total current income tax expenses	61.6	64.4	30.2
Deferred income tax expenses (benefit):
Federal	31.2	15.2	(18.2)
State	0.7	(2.6)	(2.5)
Foreign	0.4	(0.1)	0.1
Total deferred income tax expenses (benefit)	32.3	12.5	(20.6)
Provision for income taxes	$93.9	$76.9	$9.6

Effective tax rate	16.2%	16.7%	5.8%

Footnote Index
A reconciliation between the reported Provision for income taxes and the amount computed by applying the statutory Federal income tax rate of 21.0% to Income before income taxes, for fiscal years 2026, 2025, and 2024, is as follows:

	Fiscal Year Ended June 24, 2026
	Amount	Percentage
U.S federal statutory rate	$122.0	21.0%
Domestic federal
Tax credits
FICA	(57.8)	(10.0)%
Other	(5.0)	(0.9)%
Nontaxable or nondeductible items
Executive compensation	18.8	3.2%
Deductions related to tax credits	12.3	2.1%
Other	0.7	0.1%
Change in valuation allowance	(3.8)	(0.6)%
Cross-border tax laws	(1.6)	(0.2)%
Excess tax benefits on share-based payments, before nondeductible items	(21.3)	(3.7)%
Domestic state and local income tax, net of Federal benefit(1)	24.8	4.3%
Foreign tax effects	4.5	0.8%
Worldwide change in unrecognized tax benefits	0.3	0.1%
Effective tax rate	$93.9	16.2%
(1)State taxes in California, Florida, Illinois, Texas, New Jersey, and New York made up the majority (greater than 50%) of the tax effect in this category.

	Fiscal Years Ended
	June 25, 2025	June 26, 2024
Income tax expense at statutory rate	$96.6	$34.6
FICA and other tax credits	(41.2)	(34.2)
State income taxes, net of Federal benefit	22.1	7.7
Officers' compensation	7.7	3.7
Stock based compensation tax shortfall (windfall)	(7.5)	(1.2)
Other	(0.8)	(1.0)
Provision for income taxes	$76.9	$9.6
Income taxes paid, net by jurisdiction for fiscal 2026 is as follows:

Fiscal Year Ended
June 24, 2026
Federal	$28.8
State
California	5.6
Other	27.1
Foreign	4.5
Income taxes paid, net	$66.0

Footnote Index
Deferred Tax and Allowances
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	June 24, 2026	June 25, 2025
Deferred income tax assets:
Lease liabilities	$553.8	$510.0
Gift cards	6.3	7.3
Insurance reserves	26.6	21.3
Stock-based compensation	9.1	13.1
Federal credit carryover	5.6	26.7
Employee benefit plans	0.2	0.1
Net operating losses	2.8	3.7
State credit carryover	—	0.2
Restructure charges and impairments	1.6	3.8
Depreciation and capitalized interest on property and equipment	18.4	31.3
Other, net	11.7	13.9
Less: Valuation allowance	(1.6)	(6.3)
Total deferred income tax assets	634.5	625.1
Deferred income tax liabilities:
Lease assets	524.3	482.2
Goodwill and other amortization	23.6	23.0
Prepaid expenses	17.0	17.9
Other, net	0.5	0.6
Total deferred income tax liabilities	565.4	523.7
Deferred income taxes, net	$69.1	$101.4
As of June 24, 2026, we have deferred tax assets of $3.5 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between 2027 and 2046. We have deferred tax assets of $5.6 million of federal tax credits, which expire in 2046. The recognized deferred tax asset, net of valuation allowance and federal benefit, for the state loss carryforwards is $1.2 million. There is no valuation allowance on the federal credit carryover and $4.0 million is limited by Section 382 of the Internal Revenue Code.
The valuation allowance is $1.6 million at the end of fiscal 2026 to recognize certain deductions and state loss carryforwards management believes are more-likely-than-not to not be realized. In assessing whether a deferred tax asset will be realized, we consider the likelihood of the realization, and the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, as of June 24, 2026, we believe it is more-likely-than-not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowances.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits are as follows:

	June 24, 2026	June 25, 2025
Balance at beginning of year	$2.7	$2.9
Additions based on tax positions related to the current year	0.6	0.5
Expiration of statute of limitations	(0.2)	(0.7)
Balance at end of year	$3.1	$2.7

Footnote Index
The total amount of unrecognized tax benefits, excluding interest and penalties, which would affect income tax expenses if resolved in our favor was $2.5 million and $2.2 million as of June 24, 2026 and June 25, 2025, respectively. We do not expect any material changes to our liability for uncertain tax positions in the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes in the Consolidated Statements of Comprehensive Income. As of June 24, 2026, we had $0.4 million ($0.5 million net of a $0.1 million Federal deferred tax benefit) of interest and penalties accrued, compared to $0.3 million ($0.4 million net of a $0.1 million Federal deferred tax benefit) as of June 25, 2025.
Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our Canadian return are fiscal 2024 to fiscal 2025. State income tax returns are generally subject to examination for a period of three to five years from date return is filed. We have various state income tax returns in the process of examination or settlements. Our federal returns for fiscal 2026 to fiscal 2027 are under examination through the Internal Revenue Service: Bridge Plus program. There are no unrecorded liabilities associated with these examinations.
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
During the first quarter of fiscal 2026, our Board of Directors authorized an additional $400.0 million under our existing share repurchase program. Share repurchases under our share repurchase program and share repurchases from team members to satisfy tax withholding obligations are as follows:

		Fiscal Years Ended
	June 24, 2026		June 25, 2025		June 26, 2024
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Share repurchase program(1)	2.9	$400.0	1.0	$76.0	0.7	$21.0
Repurchases from team members to satisfy tax withholding obligations(2)	0.3	43.7	0.2	14.2	0.1	4.8
(1)The excise tax associated with excess share repurchases during fiscal 2026 was $3.1 million and does not reduce the amount of authorized repurchases remaining under the share repurchase program.
(2)These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase program.
As of June 24, 2026, we had $107.0 million of authorized repurchases remaining under the share repurchase program.
Subsequent to end of the fiscal year, we repurchased an additional 0.4 million shares of our common stock for $75.0 million, reducing the amount available for share repurchases to $32.0 million. On August 10, 2026, our Board of Directors approved an increase in authorized share repurchases, bringing the total to $750.0 million.
11. STOCK-BASED COMPENSATION
Our stockholder-approved stock-based compensation plans include the 2024 Stock Option and Incentive Plan (the “2024 Plan”) for employees, the 1998 Stock Option and Incentive Plan (as amended, the “1998 Plan”) for employees, and the 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants (the “Non-Employee Plan” and collectively, the “Plans”). In November 2024, our stockholders approved the 2024 Plan and

Footnote Index
authorized approximately 3.5 million shares of our common stock for issuance under the 2024 Plan. The 2024 Plan replaced the 1998 Plan, and no further awards will be granted under the 1998 Plan. Our Non-Employee Plan remains in effect. The Plans provide for grants of options to purchase our common stock, performance shares, restricted stock, restricted stock units, and stock appreciation rights. Additionally, grants to eligible employees may vest over a specified period of time or service period, or may contain performance-based conditions. As of June 24, 2026, the total number of shares available for issuance pursuant to future awards under the Plans was 3.4 million shares.
Presented below is total stock-based compensation expenses, and the related total income tax benefit recognized in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Stock-based compensation expenses	$32.2	$31.4	$25.9
Tax benefit related to stock-based compensation expenses	3.7	4.1	4.3
Restricted Share Awards
In fiscal 2026, fiscal 2025, and fiscal 2024, eligible employees under the Plans were granted performance shares whose vesting is contingent upon meeting Company performance goals based on our earnings at the end of a three-fiscal-year period. The number of shares that will vest varies depending on the amount of earnings achieved as compared to the target amount. The grants also include a provision that will increase or decrease the number of shares to be vested if Brinker’s TSR ranking compared to the peer group falls in the top 25% or bottom 25%, respectively. The number of shares that can vest ranges from 0% of target to 200% of target. Expenses are recorded to General and administrative expenses on a straight-line basis over the vesting period, or to the date on which retirement eligibility is achieved, if shorter, based upon management’s periodic estimates of the number of shares that will be earned under the Company earnings performance metric.
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

Footnote Index
Restricted share award transactions, including unvested performance shares reflected at target, during fiscal 2026 were as follows (fair value per award in dollars):

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value Per Award
Restricted share awards outstanding at June 25, 2025	1.6	$52.14
Granted	0.2	155.49
Granted adjustment for performance achievement	0.2	28.16
Vested	(0.8)	33.54
Forfeited	(0.1)	62.83
Restricted share awards outstanding at June 24, 2026	1.1	$78.08
As of June 24, 2026, unrecognized compensation expenses related to unvested restricted share awards that are expected to vest totaled approximately $38.6 million and will be recognized over a weighted average period of 2.3 years. The fair value of shares that vested is as follows:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Fair value of restricted share awards vested	$128.4	$46.1	$16.8
Stock Options
No stock options were granted in fiscal 2026, fiscal 2025, or fiscal 2024, and all outstanding stock options as of the end of the last three fiscal years were fully vested and exercisable. As of June 24, 2026, outstanding stock options had an aggregate intrinsic value of $3.3 million and are expected to be exercised or expire no later than fiscal 2028.
The intrinsic value and related tax benefit of options exercised is as follows:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Intrinsic value of options exercised	$2.2	$10.8	$11.5
Tax benefit realized on options exercised	0.2	1.8	1.1
12. DEFINED CONTRIBUTION PLAN
We sponsor a qualified defined contribution retirement plan. The plan covers all employees who have attained the age of 21 and have completed 90 days of eligible service.
Eligible employees are allowed to contribute, subject to IRS limitations on total annual contributions, up to 50% of their base compensation and 75% of their eligible bonuses, as defined in the plan, to various investment funds. Effective January 1, 2026, the maximum contribution election for eligible bonus compensation was reduced from 100% to 75%.
We match, in cash, what an employee contributes at a rate of 100% of the first 3% and 50% of the next 2% with immediate vesting.
We contributed employer matching contributions in each fiscal year which is recorded to General and administrative in the Consolidated Statements of Comprehensive Income:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Employer contributions match expenses	$17.2	$15.6	$13.6

Footnote Index
13. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income consist of the following:

	Fiscal Years Ended
	June 24, 2026	June 25, 2025	June 26, 2024
Restaurant-level impairment charges	$5.7	$4.6	$12.3
Litigation & claims, net	3.4	22.4	6.6
Restaurant closure asset write-offs and charges	2.7	4.1	10.1
Severance and other benefit charges	1.7	2.4	0.5
Enterprise system implementation costs	—	14.1	14.0
Lease contingencies	—	1.7	0.8
Lease modification gain, net	(3.7)	(5.1)	(0.3)
Loss from natural disasters, net (of insurance recoveries)	(2.2)	(3.7)	(0.4)
Other, net	1.0	1.3	(0.4)
	$8.6	$41.8	$43.2
Restaurant-level impairment charges were primarily associated with the following long-lived assets:
•Fiscal 2026 - five underperforming Maggiano’s restaurants totaling $5.4 million. Refer to Note 3 - Fair Value Measurements for further details.
•Fiscal 2025 - 13 underperforming Chili’s restaurants.
•Fiscal 2024 - 35 underperforming Chili’s restaurants.
Litigation & claims, net primarily relates to claims on alcohol service cases and legal contingencies. Fiscal 2026 is also inclusive of an insurance reimbursement related to a one-time settlement of an employment claim in fiscal 2025. Fiscal 2025 also includes one-time intellectual property claim settlements.
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
Lease contingencies includes expenses related to certain lease guarantees associated with divested brands when we have determined it is probable that the current lessee will default on the lease obligation. Refer to Note 8 - Commitments and Contingencies for additional information about our secondarily liable lease guarantees.
Lease modification gain, net in fiscal 2026 includes gains related to a lease termination fee received from a landlord associated with a closed Chili’s restaurant and the reduction of lease liabilities of one Maggiano’s restaurant and certain closed Chili’s restaurants. Lease modification gain, net in fiscal 2025 includes gains related to a lease termination fee received from a landlord associated with a closed Maggiano’s restaurant and the reduction of lease liabilities of certain closed Chili’s restaurants.
Loss from natural disasters, net (of insurance recoveries) in fiscal 2026 and fiscal 2025 primarily includes proceeds received from fiscal 2021 Winter Storm claim.

Footnote Index
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
Company sales for each operating segment include revenues generated by the operation of Company-owned restaurants including food and beverage sales, net of discounts, delivery, gift card breakage, digital entertainment revenues, merchandise income, Maggiano’s banquet service charge income, and are net of gift card discount costs from third-party gift card sales. Franchise revenues for each operating segment include royalties, franchise advertising fees, franchise and development fees, and other service fees.
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
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended June 24, 2026
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$5,297.0	$453.9	$—	$5,750.9
Franchise revenues	55.6	0.9	—	56.5
Total revenues	5,352.6	454.8	—	5,807.4

Food and beverage costs	1,373.5	114.1	—	1,487.6
Restaurant labor	1,662.0	148.2	—	1,810.2
Restaurant expenses	1,280.0	145.8	0.9	1,426.7
Depreciation and amortization	189.9	17.8	11.0	218.7
General and administrative	54.1	6.7	174.9	235.7
Other (gains) and charges	0.5	5.7	2.4	8.6
Total operating costs and expenses	4,560.0	438.3	189.2	5,187.5
Operating income (loss)	792.6	16.5	(189.2)	619.9
Interest expenses	5.3	—	35.2	40.5
Other income, net	(0.3)	—	(1.2)	(1.5)
Income (loss) before income taxes	$787.6	$16.5	$(223.2)	$580.9

Segment assets	$2,204.9	$299.8	$310.3	$2,815.0

Footnote Index

	Fiscal Year Ended June 25, 2025
	Chili's	Maggiano's	Corporate	Consolidated
Company sales	$4,834.8	$500.5	$—	$5,335.3
Franchise revenues	48.1	0.8	—	48.9
Total revenues	4,882.9	501.3	—	5,384.2

Food and beverage costs	1,233.1	117.5	—	1,350.6
Restaurant labor	1,561.4	155.9	—	1,717.3
Restaurant expenses	1,187.8	145.3	0.8	1,333.9
Depreciation and amortization	182.5	14.6	9.5	206.6
General and administrative	50.4	9.7	161.9	222.0
Other (gains) and charges	23.7	(1.8)	19.9	41.8
Total operating costs and expenses	4,238.9	441.2	192.1	4,872.2
Operating income (loss)	644.0	60.1	(192.1)	512.0
Interest expenses	5.4	0.2	47.5	53.1
Other income, net	(0.2)	—	(0.9)	(1.1)
Income (loss) before income taxes	$638.8	$59.9	$(238.7)	$460.0

Segment assets	$2,153.8	$256.4	$268.4	$2,678.6

	Fiscal Year Ended June 26, 2024
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$3,876.0	$495.1	$—	$4,371.1
Franchise revenues	43.3	0.7	—	44.0
Total revenues	3,919.3	495.8	—	4,415.1

Food and beverage costs	990.7	116.9	—	1,107.6
Restaurant labor	1,309.0	158.3	—	1,467.3
Restaurant expenses	1,073.2	139.2	0.5	1,212.9
Depreciation and amortization	147.7	13.1	10.0	170.8
General and administrative	42.8	10.2	130.7	183.7
Other (gains) and charges	26.9	0.6	15.7	43.2
Total operating costs and expenses	3,590.3	438.3	156.9	4,185.5
Operating income (loss)	329.0	57.5	(156.9)	229.6
Interest expenses	3.9	0.3	60.8	65.0
Other income, net	0.1	—	(0.4)	(0.3)
Income (loss) before income taxes	$325.0	$57.2	$(217.3)	$164.9

Segment assets	$2,158.4	$259.1	$175.6	$2,593.1
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
In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, as of June 24, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 24, 2026, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
“Management’s Report on Internal Control over Financial Reporting” and the attestation report of the independent registered public accounting firm of KPMG LLP on internal control over financial reporting are presented within Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) Item 5.02(b): Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
On August 13, 2026, Timothy Johnson notified the Company that he has chosen not to stand for re-election to the board of directors at the Company’s next annual meeting to be held on November 5, 2026. Mr. Johnson will conclude his service on November 4, 2026. The Company and the Board are grateful for Mr. Johnson’s contributions to the Company.
(b) Trading Plans
During the quarter ended June 24, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about our executive officers, Board of Directors, including its committees, and Section 16(a) reporting compliance, contained in the sections entitled “Proposal 1 - Election of Directors”, “Information About the Board of Directors and Governance of the Company”, “Information About Our Executive Officers”, “Insider Trader Policy” and to the extent applicable “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION
The information about our executive and director compensation, contained in the sections entitled “Executive Compensation” and “Information About the Board of Directors and Governance of the Company – Directors’ Compensation” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about our security ownership of certain beneficial owners and management and related stockholder matters, contained in the sections entitled “Stock Ownership of Certain Persons” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information about certain relationships and related transactions, contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
For information about the independence of our non-management directors, contained in the section entitled “Information About the Board of Directors and Governance of the Company - Director Independence” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information about principal accountant fees and services, contained in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
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
(a)(3) Exhibits - We make reference to the exhibits listed under Part (b) below.
(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Description of Registered Securities(3)
10.1	Registrant’s Stock Option and Incentive Plan, as amended(4)
10.2	Registrant’s 2024 Stock Option and Incentive Plan(5)
10.3	Registrant’s 1999 Stock Option and Incentive Plan for Non-Employee Directors and Consultants, as amended(6)
10.4	Credit Agreement dated August 18, 2021(7)
10.5	Fourth Amendment to the Credit Agreement dated May 1, 2025(8)
10.6	SVP Change in Control Agreement(9)
10.7	Executive Severance Benefits Plan and Summary Plan Description(9)
10.8	NEO Change in Control Severance Agreement(10)
10.9	Registrant’s Terms of Stock Option Award(3)
10.10	Registrant’s Terms of Retention Stock Unit Award(3)
10.11	Registrant’s Terms of Fiscal 2024 Retention Restricted Stock Unit Award(11)
10.12	Registrant’s Terms of Fiscal 2026 Retention Restricted Stock Unit Award(12)
10.13	Registrant’s Terms of Restricted Stock Unit Award for Fiscal 2022-2023(13)
10.14	Registrant’s Terms of Restricted Stock Unit Award for Fiscal 2024(11)
10.15	Registrant’s Terms of Restricted Stock Unit Award(2)
10.16	Registrant’s Terms of Board of Directors Restricted Stock Unit Award(14)
10.17	Registrant’s Fiscal 2023 Performance Share Plan(15)
10.18	Registrant’s Fiscal 2024 Performance Share Plan(11)
10.19	Registrant’s Fiscal 2025 Performance Share Plan(2)
10.20	Registrant’s Fiscal 2026 Performance Share Plan(12)
10.21	Registrant’s Fiscal 2025 Executive Performance Share Retention Plan(16)
10.22	Employment Agreement between Registrant and Kevin Hochman(9)
10.23	Form of Director and Officer Indemnification Agreement(17)
19.1	Registrant’s Insider Trading Policy(2)
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
31(b)	Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*
32(a)	Certification by Kevin D. Hochman, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32(b)
Certification by Michaela M. Ware, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement(2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase
104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 2026 is formatted in Inline XBRL
*    Filed herewith.
The following are filed as an exhibit to the specified filing, and incorporated herein by reference:
(1)Annual report on Form 10-K for year ended June 28, 1995
(2)Annual report on Form 10-K for year ended June 26, 2024
(3)Annual report on Form 10-K for year ended June 26, 2019
(4)Quarterly report on Form 10-Q for quarter ended September 28, 2022
(5)Proxy Statement of Registrant filed on September 27, 2024
(6)Quarterly report on Form 10-Q for quarter ended December 28, 2022
(7)Current report on Form 8-K dated August 18, 2021
(8)Current report on Form 8-K dated May 1, 2025
(9)Annual report on Form 10-K for year ended June 29, 2022
(10)Quarterly report on Form 10-Q for quarter ended March 29, 2017
(11)Quarterly report on Form 10-Q for quarter ended September 27, 2023
(12)Quarterly report on Form 10-Q for quarter ended September 24, 2025
(13)Current report on Form 8-K dated August 26, 2021
(14)Annual report on Form 10-K for year ended June 24, 2020
(15)Current report on Form 8-K dated October 31, 2022
(16)Current report on Form 8-K dated November 6, 2024
(17)Annual report on Form 10-K for year ended June 28, 2023
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRINKER INTERNATIONAL, INC.,
a Delaware corporation

Date: August 19, 2026	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on August 19, 2026:

Name	Title
/S/ KEVIN D. HOCHMAN	President and Chief Executive Officer of Brinker International, Inc. and President of Chili’s Grill & Bar and Maggiano's Little Italy (Principal Executive Officer) and Director
Kevin D. Hochman

/S/ MICHAELA M. WARE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Michaela M. Ware

/S/ JOSEPH M. DEPINTO	Chairman of the Board
Joseph M. DePinto

/S/ FRANCES L. ALLEN	Director
Frances L. Allen

/S/ CYNTHIA L. DAVIS	Director
Cynthia L. Davis

/S/ HARRIET EDELMAN	Director
Harriet Edelman

/S/ WILLIAM T. GILES	Director
William T. Giles

/S/ RAMONA T. HOOD	Director
Ramona T. Hood

/S/ TIMOTHY A. JOHNSON	Director
Timothy A. Johnson

/S/ JAMES C. KATZMAN	Director
James C. Katzman

/S/ FRANK D. LIBERIO	Director
Frank D. Liberio