Form 10-Q
period 2026-09-23
BRINKER INTERNATIONAL, INC
filed 2026-10-28
CIK 703351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 23, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 22, 2026: 41,542,701 shares

BRINKER INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRINKER INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions, except per share amounts)

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Revenues
Company sales	$1,461.2	$1,335.4
Franchise revenues	14.4	13.8
Total revenues	1,475.6	1,349.2
Operating costs and expenses
Food and beverage costs	378.4	344.6
Restaurant labor	458.9	431.0
Restaurant expenses	365.9	344.0
Depreciation and amortization	55.7	53.6
General and administrative	63.3	57.2
Other (gains) and charges	2.4	0.9
Total operating costs and expenses	1,324.6	1,231.3
Operating income	151.0	117.9
Interest expenses (including loss on debt extinguishment - see Note 7)	24.6	10.5
Other income, net	(0.6)	(0.2)
Income before income taxes	127.0	107.6
Provision for income taxes	13.7	8.1
Net income	$113.3	$99.5

Basic net income per share	$2.69	$2.23

Diluted net income per share	$2.64	$2.17

Basic weighted average shares outstanding	42.1	44.7

Diluted weighted average shares outstanding	43.0	45.8

Other comprehensive income (loss)
Foreign currency translation adjustment	$—	$(0.1)
Comprehensive income	$113.3	$99.4

See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	Unaudited
	September 23, 2026	June 24, 2026
ASSETS
Current assets
Cash and cash equivalents	$30.7	$110.0
Accounts receivable, net	70.2	81.4
Inventories	32.7	34.5
Restaurant supplies	57.2	56.8
Prepaid expenses	30.7	23.8
Income taxes receivable	—	1.2
Total current assets	221.5	307.7
Property and equipment, at cost
Land	59.6	47.2
Buildings and leasehold improvements	1,857.6	1,815.4
Furniture and equipment	912.0	876.0
Construction-in-progress	48.3	61.8
	2,877.5	2,800.4
Less accumulated depreciation and amortization	(1,868.5)	(1,833.0)
Net property and equipment	1,009.0	967.4
Other assets
Operating lease assets	1,209.4	1,205.9
Goodwill	197.9	194.5
Deferred income taxes, net	66.6	69.1
Intangibles, net	16.0	15.3
Other	56.3	55.1
Total other assets	1,546.2	1,539.9
Total assets	$2,776.7	$2,815.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$170.2	$168.9
Gift card liability	47.3	52.8
Accrued payroll	115.6	146.2
Operating lease liabilities	117.0	116.9
Other accrued liabilities	185.4	188.4
Income taxes payable	8.1	3.5
Total current liabilities	643.6	676.7
Long-term debt and finance leases, less current installments	451.0	419.7
Long-term operating lease liabilities, less current portion	1,197.3	1,194.3
Other liabilities	84.9	80.6
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock (250.0 million authorized shares; $0.10 par value; 60.3 million shares issued and 41.9 million shares outstanding at September 23, 2026 and 60.3 million shares issued and 42.2 million shares outstanding at June 24, 2026)	6.0	6.0
Additional paid-in capital	633.3	682.5
Accumulated other comprehensive loss	(6.7)	(6.7)
Retained earnings	786.8	673.5
Treasury stock, at cost (18.4 million shares at September 23, 2026, and 18.1 million shares at June 24, 2026)	(1,019.5)	(911.6)
Total shareholders’ equity	399.9	443.7
Total liabilities and shareholders’ equity	$2,776.7	$2,815.0
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Cash flows from operating activities
Net income	$113.3	$99.5
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	55.7	53.6
Stock-based compensation	8.3	7.9
Deferred income taxes, net	2.5	2.9
Non-cash other (gains) and charges	1.3	0.8
Net loss on disposal of assets	2.6	2.2
Loss on debt extinguishment	17.6	—
Other	0.3	0.5
Changes in assets and liabilities:
Accounts receivable, net	14.2	13.7
Inventories	0.9	0.8
Restaurant supplies	(0.2)	(1.0)
Prepaid expenses	(6.9)	(5.8)
Income taxes	5.7	(1.2)
Operating lease assets, net of liabilities	(0.2)	(0.8)
Other assets	(0.2)	0.9
Accounts payable	2.4	3.5
Gift card liability	(5.7)	(6.4)
Accrued payroll	(30.6)	(49.0)
Other accrued liabilities	(15.2)	(3.5)
Other liabilities	3.3	2.2
Net cash provided by operating activities	169.1	120.8
Cash flows from investing activities
Payments for property and equipment	(63.4)	(58.6)
Payments for franchise restaurant acquisitions	(27.1)	—
Proceeds from sale of assets	—	0.2
Insurance recoveries	—	0.5
Net cash used in investing activities	(90.5)	(57.9)
Cash flows from financing activities
Borrowings on revolving credit facility	470.0	255.0
Payments on revolving credit facility	(95.0)	(165.0)
Payments on long-term debt and extinguishment premium	(368.0)	(3.9)
Purchases of treasury stock	(165.2)	(134.5)
Proceeds from issuance of treasury stock	0.3	0.2
Net cash used in financing activities	(157.9)	(48.2)
Net change in cash and cash equivalents	(79.3)	14.7
Cash and cash equivalents at beginning of period	110.0	18.9
Cash and cash equivalents at end of period	$30.7	$33.6
Supplemental disclosure of cash flow information:
Income taxes paid, net	$5.4	$6.3
Interest paid, net of amounts capitalized	19.3	16.9
Accrued capital expenditures	21.7	23.1
See accompanying Notes to Consolidated Financial Statements (Unaudited)

BRINKER INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions)

	Thirteen Week Period Ended September 23, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 24, 2026	$6.0	$682.5	$673.5	$(911.6)	$(6.7)	$443.7
Net income	—	—	113.3	—	—	113.3
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	8.3	—	—	—	8.3
Purchases of treasury stock	—	(31.0)	—	(134.7)	—	(165.7)
Issuances of treasury stock	—	(26.5)	—	26.8	—	0.3
Balances at September 23, 2026	$6.0	$633.3	$786.8	$(1,019.5)	$(6.7)	$399.9

	Thirteen Week Period Ended September 24, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 25, 2025	$6.0	$714.5	$186.5	$(529.7)	$(6.4)	$370.9
Net income	—	—	99.5	—	—	99.5
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	7.9	—	—	—	7.9
Purchases of treasury stock	—	(32.4)	—	(102.1)	—	(134.5)
Issuances of treasury stock	—	(29.2)	—	29.4	—	0.2
Balances at September 24, 2025	$6.0	$660.8	$286.0	$(602.4)	$(6.5)	$343.9
See accompanying Notes to Consolidated Financial Statements (Unaudited)

Footnote Index
BRINKER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Footnote Index

Footnote Index
1. BASIS OF PRESENTATION
References to “Brinker,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Brinker International, Inc. and its subsidiaries and any predecessor companies of Brinker International, Inc. Our Consolidated Financial Statements (Unaudited) as of September 23, 2026 and June 24, 2026, and for the thirteen week periods ended September 23, 2026 and September 24, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 23, 2026, we owned, operated or franchised 1,641 restaurants, consisting of 1,174 Company-owned restaurants and 467 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our restaurant brands, Chili’s and Maggiano’s, are both operating segments and reporting units.
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
The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in our opinion, necessary to fairly state the interim operating results, financial position and cash flows for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been omitted pursuant to SEC rules and regulations. The Notes to Consolidated Financial Statements (Unaudited) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our June 24, 2026 Form 10-K. We believe the disclosures are sufficient for interim financial reporting purposes. All amounts in the Notes to Consolidated Financial Statements (Unaudited) are presented in millions unless otherwise specified.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions in our fiscal 2028 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management continues to evaluate this ASU to determine its impact on our disclosures.

Footnote Index
2. CHILI’S RESTAURANT ACQUISITION
On August 27, 2026, we completed the acquisition of certain assets and liabilities of 12 Chili’s restaurants in Alabama and Mississippi, including the real estate for six of the locations, from Valenti Southeast Management, LLC, and Valenti Southeast Realty, LLC, (collectively, the “former franchisee”). Pro forma information is not presented due to the immaterial impact of the financial results of the acquired restaurants in the Consolidated Financial Statements (Unaudited).
The total consideration paid at closing was $27.1 million, subject to post-closing adjustments, and was funded with borrowings from our existing credit facility. We accounted for this acquisition as a business combination. The results of operations, and assets and liabilities, of these restaurants are included in the Consolidated Financial Statements (Unaudited) from the date of purchase.
The following table shows the fair value of net assets acquired and the resulting goodwill:

Amount
Current assets(1)	$0.5
Property and equipment(2)	22.5
Operating lease assets(3)	7.2
Reacquired franchise rights(4)	1.2
Total assets acquired	31.4
Current liabilities(5)	0.4
Operating lease liabilities(3)	7.2
Total liabilities assumed	7.6
Net assets acquired	23.8
Goodwill(6)	3.3
Total consideration paid	$27.1
(1)Current assets includes petty cash, inventory, restaurant supplies, and prepaid expenses.
(2)The fair value of the land acquired was determined based on a market approach utilizing the Sales Comparison methodology and the fair valuations of the remaining property and equipment were determined using a cost approach that utilized estimates of current replacement cost, functional and economic obsolescence.
(3)Operating lease liabilities are measured at the present value of the remaining lease payments as if the acquired leases were new leases at the acquisition date. Operating lease assets were measured at the same amount as the operating lease liabilities as the acquired leases were determined to be at market. The key inputs and assumptions include the respective lease terms and the corresponding incremental borrowing rate.
(4)Reacquired franchise rights have a weighted average amortization period of approximately 16.1 years and were valued based on an income approach using the Multi-Period Excess Earnings methodology. Key inputs and assumptions included projected future operating margins, discount rate, and long-term growth rate.
(5)Current liabilities includes the gift card liability assumed and accrued property taxes.
(6)Goodwill is expected to be deductible for tax purposes and includes the value of the assembled workforce of the acquired restaurants.

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
The following table reflects the changes in deferred franchise and development fees between June 24, 2026 and September 23, 2026:

Deferred Franchise and Development Fees
Balance as of June 24, 2026	$8.9
Amount recognized to Other gains and charges	(0.1)
Amount recognized to Franchise revenues	(0.2)
Balance as of September 23, 2026	$8.6
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 23, 2026:

Fiscal Year	Franchise and Development Fees Revenue Recognition
Remainder of 2027	$0.6
2028	0.7
2029	0.7
2030	0.6
2031	0.5
Thereafter	5.5
$8.6
Deferred Gift Card Revenues
Total deferred revenues related to our gift cards include the full value of unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table reflects the changes in the Gift card liability between June 24, 2026 and September 23, 2026:

Gift Card Liability
Balance as of June 24, 2026	$52.8
Gift card sales	25.1
Gift card redemptions recognized to Company sales	(28.2)
Gift card breakage recognized to Company sales	(2.8)
Other	0.4
Balance as of September 23, 2026	$47.3

Footnote Index
4. FAIR VALUE MEASUREMENTS
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
Non-Financial Assets
We review the carrying amounts of non-financial assets, primarily long-lived property and equipment, finance lease assets, operating lease assets, reacquired franchise rights, goodwill and transferable liquor licenses annually or when events or circumstances indicate that the fair value may not substantially exceed the carrying amount. We determine the fair values of property and equipment, including finance lease assets, operating lease assets and reacquired franchise rights based on Level 3 fair value measurements. The fair values of transferable liquor licenses are based on prices in the open market for licenses in the same or similar jurisdictions and are categorized as Level 2. We record an impairment charge for the excess of the carrying amount over the fair value. Any impairment charges are included in Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited). During the thirteen week periods ended September 23, 2026 and September 24, 2025, no indicators of impairment were identified.
Intangibles, net in the Consolidated Balance Sheets (Unaudited) includes both indefinite-lived intangible assets such as transferable liquor licenses and definite-lived intangible assets such as reacquired franchise rights. Accumulated amortization associated with definite-lived intangible assets at September 23, 2026 and June 24, 2026, was $21.5 million and $21.1 million, respectively.
5. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 23, 2026	June 24, 2026
Insurance	$49.9	$52.0
Current installments of finance lease obligations	33.8	25.1
Property tax	32.4	27.0
Sales tax	23.7	22.5
Utilities and services	11.3	11.4
Interest	0.8	13.4
Other	33.5	37.0
	$185.4	$188.4

Footnote Index
6. LEASES
We typically lease our restaurant facilities through ground leases (where we lease land only, but construct the building and improvements) or retail leases (where we lease the land/retail space and building). In addition to our restaurant facilities, we also lease our corporate headquarters location and certain equipment.
The components of lease expenses included in the Consolidated Statements of Comprehensive Income (Unaudited) were as follows:

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Operating lease cost	$48.4	$47.5
Variable lease cost	18.7	18.1
Finance lease amortization	6.7	6.6
Finance lease interest	1.4	1.7
Short-term lease cost	0.2	0.2
Sublease income	(0.4)	(0.3)
Total lease costs, net	$75.0	$73.8
Supplemental cash flow information related to leases:

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Operating lease assets obtained in exchange for operating lease liabilities(1)	$31.9	$47.7
Finance lease assets obtained in exchange for finance lease liabilities	15.3	19.1
(1)    The thirteen week period ended September 23, 2026 included operating lease additions associated with six of the 12 restaurants purchased from a former franchisee. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.
Finance lease assets are recorded in Property and equipment, at cost, and the net balance as of September 23, 2026 and June 24, 2026 was $92.1 million and $83.5 million, respectively.
7. DEBT
Long-term debt consists of the following:

	September 23, 2026	June 24, 2026
Revolving credit facility	$375.0	$—
8.25% notes	—	350.0
Finance lease obligations	109.8	98.0
Total long-term debt	484.8	448.0
Less: unamortized debt issuance costs	—	(3.2)
Total long-term debt, less unamortized debt issuance costs	484.8	444.8
Less: current installments of long-term debt(1)	(33.8)	(25.1)
Total long-term debt, less current portion	$451.0	$419.7
(1)Current installments of long-term debt consist of finance leases and are recorded within Other accrued liabilities in the Consolidated Balance Sheets (Unaudited). Refer to Note 5 - Accrued Liabilities for further details.

Footnote Index
Revolving Credit Facility
The $1.0 billion revolving credit facility matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of September 23, 2026, our interest rate was 5.15% consisting of SOFR of 3.90% plus the applicable margin of 1.25%.
As of September 23, 2026, $593.4 million of credit was available under the revolving credit facility. Availability under the revolving credit facility was reduced by a $31.6 million letter of credit. Refer to Note 8 - Commitments and Contingencies for further information about our letters of credit.
The revolving credit facility contains various financial covenants that, among other things, require the maintenance of certain leverage ratios. As of September 23, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility.
8.25% Notes
On July 15, 2026, we redeemed all $350.0 million of our 8.25% notes at a redemption price equal to the sum of 104.125% of the principal amount plus accrued and unpaid interest, for a total cash outflow of $378.9 million, which was funded with borrowings from the revolving credit facility. Because the 8.25% notes were redeemed prior to maturity, the transaction was accounted for as a debt extinguishment and the carrying amount of the 8.25% notes was derecognized. We recognized a loss on extinguishment of $17.6 million, representing the excess of the reacquisition price over the net carrying amount, which included unamortized debt issuance costs. The loss on debt extinguishment is included in Interest expenses in the Consolidated Statements of Comprehensive Income (Unaudited) as it is directly attributable to the early redemption of the 8.25% notes and consists of financing-related costs.
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments and Guarantees
We have, in certain cases, divested brands or sold restaurants to franchisees and have not been released from lease guarantees for the related restaurants. As of September 23, 2026 and June 24, 2026, we have outstanding lease guarantees or are secondarily liable for an estimated $6.7 million and $7.5 million, respectively. These amounts represent the estimated future rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from fiscal 2027 through fiscal 2035. In the event of default under a lease by an owner of a divested brand, the indemnity and default clauses in our agreements with such third parties and applicable laws govern our ability to pursue and recover amounts we may pay on behalf of such parties. We have received notices of default and have been named a party in lawsuits pertaining to some of these leases in circumstances where the current lessee did not pay its rent obligations and management is closely monitoring any exposure.
Letters of Credit
We provide letters of credit to various insurers to collateralize obligations for outstanding claims. As of September 23, 2026, we had $35.6 million in undrawn standby letters of credit outstanding. All standby letters of credit are renewable within the next 11 months.
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

Footnote Index
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
9. INCOME TAXES

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Effective income tax rate	10.8%	7.5%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 23, 2026 and September 24, 2025.
The change in the effective income tax rate in the thirteen week period ended September 23, 2026 compared to the thirteen week period ended September 24, 2025 is primarily due to higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
10. SHAREHOLDERS’ EQUITY
Share Repurchases
On August 10, 2026 our Board of Directors approved an increase in authorized share repurchases of $718.0 million, increasing our total authorization to $750.0 million. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 23, 2026, we repurchased 0.8 million shares of our common stock for $165.2 million, including 0.6 million shares purchased for $125.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 23, 2026, approximately $700.0 million of share repurchase authorization remains under the current share repurchase program.
Subsequent to the end of the first quarter fiscal 2027, we repurchased an additional 0.3 million shares of our common stock for $65.0 million.
Stock-based Compensation
The following table presents restricted share awards granted under the Company’s various equity compensation plans and the related weighted average fair value per share amounts.

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Restricted share awards
Restricted share awards granted	0.1	0.2
Weighted average fair value per share	$244.84	$157.31

Footnote Index
11. NET INCOME PER SHARE
Basic net income per share is computed by dividing Net income by the Basic weighted average shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of Diluted net income per share, the Basic weighted average shares outstanding is increased by the dilutive effect of restricted share awards and stock options. Restricted share awards and stock options with an anti-dilutive effect are not included in the Diluted net income per share calculation. There were less than 0.1 million awards excluded from the calculation of diluted net income per share due to anti-dilutive effect for the periods presented. Basic weighted average shares outstanding are reconciled to Diluted weighted average shares outstanding as follows:

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Basic weighted average shares outstanding	42.1	44.7
Dilutive restricted shares and stock options	0.9	1.1
Total dilutive impact	0.9	1.1
Diluted weighted average shares outstanding	43.0	45.8
12. OTHER GAINS AND CHARGES
Other (gains) and charges in the Consolidated Statements of Comprehensive Income (Unaudited) consist of the following:

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Gift card inventory write-offs	$1.1	$—
Severance and other benefit charges	0.6	1.5
Litigation & claims, net	0.5	0.7
Restaurant closure asset write-offs and charges	0.3	0.6
Acquisition-related costs, net	0.3	—
Lease modification gain, net	(0.5)	—
Casualty losses, net	—	(2.3)
Other, net	0.1	0.4
	$2.4	$0.9
•Gift card inventory write-offs relate to the decision to dispose of obsolete multi-brand physical gift card inventory associated with a divested brand.
•Severance and other benefit charges relate to changes in our management team and organizational structure.
•Litigation & claims, net relates to legal contingencies.
•Restaurant closure asset write-offs and charges includes costs associated with the closure of a Maggiano’s restaurant in the current year and certain Chili’s and Maggiano’s restaurants in the prior year.
•Acquisition-related costs, net relates to 12 Chili’s restaurants acquired from a former franchisee. Refer to Note 2 - Chili’s Restaurant Acquisition for further details.
•Lease modification gain, net primarily includes gains related to the reduction of lease liabilities associated with the purchase of the underlying real estate for certain Chili’s restaurants.
•Casualty losses, net in the prior year relates to proceeds received from the fiscal 2021 Winter Storm claim.

Footnote Index
13. SEGMENT INFORMATION
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

Footnote Index
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Thirteen Week Period Ended September 23, 2026
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$1,366.5	$94.7	$—	$1,461.2
Franchise revenues	14.2	0.2	—	14.4
Total revenues	1,380.7	94.9	—	1,475.6

Food and beverage costs	354.9	23.5	—	378.4
Restaurant labor	423.4	35.5	—	458.9
Restaurant expenses	333.0	32.8	0.1	365.9
Depreciation and amortization	48.1	4.7	2.9	55.7
General and administrative	14.9	1.5	46.9	63.3
Other (gains) and charges	1.4	0.5	0.5	2.4
Total operating costs and expenses	1,175.7	98.5	50.4	1,324.6
Operating income (loss)	205.0	(3.6)	(50.4)	151.0
Interest expenses	1.3	—	23.3	24.6
Other income, net	(0.1)	—	(0.5)	(0.6)
Income (loss) before income taxes	$203.8	$(3.6)	$(73.2)	$127.0

Segment assets	$2,251.7	$297.0	$228.0	$2,776.7

	Thirteen Week Period Ended September 24, 2025
	Chili’s	Maggiano's	Corporate	Consolidated
Company sales	$1,236.2	$99.2	$—	$1,335.4
Franchise revenues	13.5	0.3	—	13.8
Total revenues	1,249.7	99.5	—	1,349.2

Food and beverage costs	319.7	24.9	—	344.6
Restaurant labor	395.3	35.7	—	431.0
Restaurant expenses	307.6	36.2	0.2	344.0
Depreciation and amortization	46.7	4.2	2.7	53.6
General and administrative	12.7	1.6	42.9	57.2
Other (gains) and charges	(1.3)	1.0	1.2	0.9
Total operating costs and expenses	1,080.7	103.6	47.0	1,231.3
Operating income (loss)	169.0	(4.1)	(47.0)	117.9
Interest expenses	1.3	0.1	9.1	10.5
Other income, net	—	—	(0.2)	(0.2)
Income (loss) before income taxes	$167.7	$(4.2)	$(55.9)	$107.6

Segment assets	$2,197.1	$291.8	$223.1	$2,712.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance during the thirteen week periods ended September 23, 2026 and September 24, 2025, the MD&A should be read in conjunction with the Consolidated Financial Statements (Unaudited) and related Notes to Consolidated Financial Statements (Unaudited) included in this quarterly report. All amounts within the MD&A are presented in millions unless otherwise specified.
Overview
We own, develop, operate and franchise the Chili’s® Grill & Bar (“Chili’s”) and Maggiano’s Little Italy® (“Maggiano’s”) restaurant brands. As of September 23, 2026, we owned, operated or franchised 1,641 restaurants, consisting of 1,174 Company-owned restaurants and 467 franchised restaurants, located in the United States, 28 other countries and two United States territories. Our operating segments are Chili’s and Maggiano’s.
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
Chili’s - Our strategy is to make everyone feel special through a fun atmosphere, delicious food and drinks and Chilihead hospitality. We are making work at Chili’s easier, more fun and more rewarding for our team members so that they are more engaged and provide a better experience for our guests. One way we have done this is by eliminating tasks that were unnecessary and did not add value to our guests. We have also simplified our menu to focus on core equities we believe can help grow sales—burgers, fajitas, Chicken Crispers®, margaritas, and the Triple Dipper®. As management begins to focus on the next phase of menu innovation to drive sustainable growth, Chili’s introduced a chicken sandwich platform beginning in the fourth quarter of fiscal 2026. Our team members can make our core menu items better and more consistently because we have fewer menu items that need to be perfected.
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
In dining rooms, we use tabletop devices with functionality for guests to pay at the table, provide guest feedback and interact with our My Chili’s® rewards program. Our My Chili’s rewards program offers free chips and salsa or a non-alcoholic beverage to members any time they visit our restaurants and allows us to communicate and advertise to our guests through email and text. Our servers use handheld tablets to place orders for our guests, increasing the efficiency of our team members and allowing orders to reach our kitchen quicker for better service to our guests.
Maggiano’s - Our focus is executing to improve performance and operations through the Company’s Back to Maggiano’s strategy. This strategy includes ongoing initiatives across food, service and atmosphere with the aim of revitalizing the brand’s core, serving Italian American favorites with warm and attentive service. Traditional dining rooms drive most of our business, while carry-out and delivery partnerships expand our guest reach. Additionally, our dedicated banquet rooms host large special events, particularly during peak holiday periods in the second and third fiscal quarters.
Franchise Partnerships - We plan to strategically pursue expansion of Chili’s internationally through development agreements with new and existing franchise partners, and we continue to seek new domestic franchise locations on a case-by-case basis. As of September 23, 2026, we have 20 active development arrangements.
Company Development - The following table details the number of restaurant openings during the thirteen week periods ended September 23, 2026 and September 24, 2025, respectively, total full year projected openings in fiscal 2027 and the total restaurants open at each period end:

	Openings During the		Full Year Projected Openings
	Thirteen Week Periods Ended			Total Open Restaurants at
	September 23, 2026	September 24, 2025	Fiscal 2027	September 23, 2026	September 24, 2025
Company-owned restaurants
Chili’s domestic(1)	—	2	4	1,122	1,109
Chili’s international	—	—	—	4	4
Maggiano’s domestic	—	—	—	48	48
Total Company-owned	—	2	4	1,174	1,161
Franchise restaurants
Chili’s domestic	1	—	1-2	88	99
Chili’s international	9	5	25-30	376	367
Maggiano’s domestic	—	—	—	3	3
Total franchise	10	5	26-32	467	469
Total restaurants
Chili’s domestic	1	2	5-6	1,210	1,208
Chili’s international	9	5	25-30	380	371
Maggiano’s domestic	—	—	—	51	51
Total	10	7	30-36	1,641	1,630
(1)During the first quarter of fiscal 2027, we acquired 12 Chili's domestic restaurants previously owned by a former franchisee. The acquisition of these restaurants is not reflected in the First Quarter Openings or Full Year Projected Openings totals as these are existing restaurant locations transitioning ownership. These acquired restaurants are included in the Total Restaurants Open at September 23, 2026.
During the thirteen week period ended September 23, 2026, we purchased real estate for three Chili’s restaurants that were previously leased. Additionally, we acquired real estate for six of the 12 Chili’s restaurants previously owned by a former franchisee. The value of the land and buildings was approximately $12.4 million and $17.5 million, respectively. Refer to Note 2 - Chili’s Restaurant Acquisition for further information.
Revenues
Thirteen Week Period Ended September 23, 2026 compared to September 24, 2025
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
•Franchise revenues include royalties, franchise advertising fees, franchise and development fees, and other service fees.
The following is a summary of the change in Total revenues:

	Total Revenues
	Chili’s	Maggiano’s	Total Revenues
Thirteen Week Period Ended September 24, 2025	$1,249.7	$99.5	$1,349.2
Change from:
Comparable restaurant sales	123.3	(3.1)	120.2
Restaurant acquisitions(1)	2.4	—	2.4
Restaurant openings	6.4	3.1	9.5
Delivery service fee income	0.5	0.1	0.6
Merchandise income	0.1	—	0.1
Gift card discounts	(0.1)	—	(0.1)
Maggiano's banquet income(2)	—	(1.6)	(1.6)
Restaurant closures	(2.3)	(3.0)	(5.3)
Company sales	130.3	(4.5)	125.8
Franchise revenues(3)	0.7	(0.1)	0.6
Thirteen Week Period Ended September 23, 2026	$1,380.7	$94.9	$1,475.6
(1)During the first quarter of fiscal 2027, we acquired 12 Chili’s restaurants from a former franchisee. The revenues generated by these restaurants following the acquisition date are included in Company sales. Refer to Note 2 - Chili’s Restaurant Acquisition for further information.
(2)Maggiano's banquet income decreased primarily due to management’s decision to substantially eliminate banquet service charges at the end of the first quarter of fiscal 2026.
(3)Franchise revenues increased in the thirteen week period ended September 23, 2026 compared to September 24, 2025 primarily because of higher royalties. The table below presents sales from our franchisees by brand:

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Chili's franchisee sales	$296.7	$269.5
Maggiano's franchisee sales	3.7	4.6

The table below presents the percentage change in comparable restaurant sales and restaurant capacity for the thirteen week period ended September 23, 2026 compared to September 24, 2025:

	Percentage Change in the Thirteen Week Period Ended September 23, 2026 versus September 24, 2025
	Comparable Restaurant Sales(1)	Price Impact	Mix-Shift Impact(2)	Traffic Impact	Restaurant Capacity(3)
Company-owned	9.1%	3.6%	—%	5.5%	0.5%
Chili’s	10.1%	3.7%	—%	6.4%	0.5%
Maggiano’s	(3.4)%	2.0%	(0.3)%	(5.1)%	(0.9)%
Franchise(4)	7.4%
U.S.	11.8%
International	4.8%
Chili’s domestic(5)	10.4%
System-wide(6)	8.9%
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
Costs and Expenses
Thirteen Week Period Ended September 23, 2026 compared to September 24, 2025
The following is a summary of the changes in Costs and Expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 23, 2026		September 24, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$378.4	25.9%	$344.6	25.8%	$(33.8)	(0.1)%
Restaurant labor	458.9	31.4%	431.0	32.3%	(27.9)	0.9%
Restaurant expenses	365.9	25.0%	344.0	25.7%	(21.9)	0.7%
Depreciation and amortization	55.7		53.6		(2.1)
General and administrative	63.3		57.2		(6.1)
Other (gains) and charges	2.4		0.9		(1.5)
Interest expenses	24.6		10.5		(14.1)
Other income, net	(0.6)		(0.2)		0.4

As a percentage of Company sales:
•Food and beverage costs were unfavorable 0.1%, due to 0.8% of unfavorable commodity costs primarily driven by higher meat and seafood and 0.2% of unfavorable menu item mix, partially offset by 0.9% from favorable menu pricing.
•Restaurant labor was favorable 0.9%, due to 1.7% of sales leverage, partially offset by 0.5% of higher hourly labor, 0.2% of higher manager salaries, and 0.1% of higher other labor expenses.
•Restaurant expenses were favorable 0.7%, due to 1.6% of sales leverage and 0.2% lower other restaurant expenses, partially offset by 0.3% of higher repairs and maintenance, 0.2% of higher delivery fees and to-go supplies, 0.2% of higher workers' compensation and general liability insurance, 0.2% of higher advertising, and 0.2% higher rent.
Depreciation and amortization increased $2.1 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 24, 2025	$53.6
Change from:
Additions for new and existing restaurant assets	9.4
Corporate assets	0.6
Finance leases	0.2
Retirements and fully depreciated restaurant assets	(8.0)
Other	(0.1)
Thirteen Week Period Ended September 23, 2026	$55.7
General and administrative expenses increased $6.1 million as follows:

General and Administrative
Thirteen Week Period Ended September 24, 2025	$57.2
Change from:
Performance-based compensation	2.6
Payroll expenses	2.0
Professional fees	0.6
Corporate technology initiatives	0.5
Stock-based compensation	0.3
Other	0.1
Thirteen Week Period Ended September 23, 2026	$63.3

Other (gains) and charges consisted of the following (for further details, refer to Note 12 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Gift card inventory write-offs	$1.1	$—
Severance and other benefit charges	0.6	1.5
Litigation & claims, net	0.5	0.7
Restaurant closure asset write-offs and charges	0.3	0.6
Acquisition-related costs, net	0.3	—
Lease modification gain, net	(0.5)	—
Casualty losses, net	—	(2.3)
Other, net	0.1	0.4
	$2.4	$0.9
Interest expenses increased $14.1 million, primarily driven by a $17.6 million loss on extinguishment of debt resulting from the early redemption of our 8.25% notes, partially offset by lower interest expense as the 8.25% fixed-interest notes were refinanced using the revolving credit facility, which currently benefits from a lower variable index rate.
Income Taxes

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Effective income tax rate	10.8%	7.5%
The federal statutory tax rate was 21.0% for the thirteen week periods ended September 23, 2026 and September 24, 2025.
The change in the effective income tax rate in the thirteen week period ended September 23, 2026 compared to the thirteen week period ended September 24, 2025 is primarily due to higher Income before income taxes and resulting deleverage of the FICA tip tax credit.
Segment Results
Chili’s Segment
Thirteen Week Period Ended September 23, 2026 compared to September 24, 2025

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as percentage
	September 23, 2026	September 24, 2025
Company sales	$1,366.5	$1,236.2	$130.3	10.5%
Franchise revenues	14.2	13.5	0.7	5.2%
Total revenues	$1,380.7	$1,249.7	$131.0	10.5%
Chili’s Total revenues increased by 10.5% primarily due to favorable comparable restaurant sales driven by higher traffic and menu pricing. Refer to “Revenues” section above for further details about Chili’s revenues changes.

The following is a summary of the changes in Chili’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 23, 2026		September 24, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$354.9	26.0%	$319.7	25.8%	$(35.2)	(0.2)%
Restaurant labor	423.4	31.0%	395.3	32.0%	(28.1)	1.0%
Restaurant expenses	333.0	24.3%	307.6	24.9%	(25.4)	0.6%
Depreciation and amortization	48.1		46.7		(1.4)
General and administrative	14.9		12.7		(2.2)
Other (gains) and charges	1.4		(1.3)		(2.7)
As a percentage of Company sales:
•Chili’s Food and beverage costs were unfavorable 0.2%, due to 1.0% of unfavorable commodity costs primarily driven by meat and seafood, and 0.2% of unfavorable menu item mix, partially offset by 1.0% from favorable menu pricing.
•Chili’s Restaurant labor was favorable 1.0%, due to 1.8% of sales leverage, partially offset by 0.5% of higher hourly labor, 0.2% of higher manager salaries, and 0.1% of higher other labor expenses.
•Chili’s Restaurant expenses were favorable 0.6%, due to 1.9% of sales leverage and 0.2% of lower other restaurant expenses, partially offset by 0.4% of higher advertising, 0.3% of higher repairs and maintenance, 0.3% of higher delivery fees and to-go supplies, 0.3% of higher workers' compensation and general liability insurance, and 0.2% of higher rent.
Chili’s Depreciation and amortization increased $1.4 million as follows:

Depreciation and Amortization
Thirteen Week Period Ended September 24, 2025	$46.7
Change from:
Additions for new and existing restaurant assets	8.5
Finance leases	0.1
Retirements and fully depreciated restaurant assets	(7.1)
Other	(0.1)
Thirteen Week Period Ended September 23, 2026	$48.1
Chili’s General and administrative increased $2.2 million as follows:

General and Administrative
Thirteen Week Period Ended September 24, 2025	$12.7
Change from:
Payroll expenses	1.1
Performance-based compensation	0.7
Defined contribution plan employer expenses and other benefits	0.3
Other	0.1
Thirteen Week Period Ended September 23, 2026	$14.9

Chili’s Other (gains) and charges consisted of the following (for further details, refer to Note 12 - Other Gains and Charges):

	Thirteen Week Periods Ended
	September 23, 2026	September 24, 2025
Gift Card Inventory Write-offs	$1.0	$—
Litigation & claims, net	0.5	0.7
Acquisition of franchise restaurants-related costs	0.3	—
Restaurant closure asset write-offs and charges	0.1	0.3
Lease modification gain, net	(0.5)	—
Casualty losses, net	—	(2.2)
Other	—	(0.1)
	$1.4	$(1.3)
Maggiano’s Segment
Thirteen Week Period Ended September 23, 2026 compared to September 24, 2025

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance	Variance as a percentage
	September 23, 2026	September 24, 2025
Company sales	$94.7	$99.2	$(4.5)	(4.5)%
Franchise revenues	0.2	0.3	(0.1)	(33.3)%
Total revenues	$94.9	$99.5	$(4.6)	(4.6)%
Maggiano’s Total revenues decreased 4.6% primarily due to unfavorable comparable restaurant sales driven by lower traffic, partially offset by menu pricing. Refer to “Revenues” section above for further details about Maggiano’s revenues changes.
The following is a summary of the changes in Maggiano’s operating costs and expenses:

	Thirteen Week Periods Ended				Favorable (Unfavorable) Variance
	September 23, 2026		September 24, 2025
	Dollars	% of Company Sales	Dollars	% of Company Sales	Dollars	% of Company Sales
Food and beverage costs	$23.5	24.8%	$24.9	25.1%	$1.4	0.3%
Restaurant labor	35.5	37.5%	35.7	36.0%	0.2	(1.5)%
Restaurant expenses	32.8	34.6%	36.2	36.5%	3.4	1.9%
Depreciation and amortization	4.7		4.2		(0.5)
General and administrative	1.5		1.6		0.1
Other (gains) and charges	0.5		1.0		0.5
As a percentage of Company sales:
•Maggiano’s Food and beverage costs were favorable 0.3%, due to 0.4% from favorable menu pricing and 0.1% favorable menu item mix, partially offset by 0.2% of unfavorable commodity costs primarily driven by meat, seafood and produce, partially offset by lower dairy.
•Maggiano’s Restaurant labor was unfavorable 1.5%, due to 0.9% of sales deleverage, 0.3% of higher manager salaries, and 0.3% of higher health insurance.
•Maggiano’s Restaurant expenses were favorable 1.9%, due to 2.1% of lower advertising, 0.5% of lower delivery fees and to-go supplies, and 0.7% of lower other restaurant expenses partially offset by 1.0% of sales deleverage and 0.4% of higher rent.

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2026	September 24, 2025
Net cash provided by operating activities	$169.1	$120.8	$48.3
Net cash provided by operating activities increased due to an increase in operating income and a decrease in payments of performance-based compensation, partially offset by the timing of other operational receipts and payments.
Cash Flows from Investing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2026	September 24, 2025
Net cash used in investing activities	$(90.5)	$(57.9)	$(32.6)
Net cash used in investing activities increased compared to the prior year primarily due to the acquisition of 12 Chili’s restaurants from a former franchisee for cash consideration of $27.1 million on August 27, 2026 and the purchase of three Chili’s restaurants that were previously leased. Refer to Note 2 - Chili’s Restaurant Acquisition for further information.
Cash Flows from Financing Activities

	Thirteen Week Periods Ended		Favorable (Unfavorable) Variance
	September 23, 2026	September 24, 2025
Net cash used in financing activities	$(157.9)	$(48.2)	$(109.7)
Net cash used in financing activities increased due to an increase in repayments of long-term debt primarily due to the payoff of our $350.0 million 8.25% notes and an increase in share repurchase activity in fiscal 2027 compared to fiscal 2026, partially offset by an increase in net borrowings on the revolving credit facility which was used to fund the extinguishment of the 8.25% notes.
Debt
Our $1.0 billion revolving credit facility, as amended, matures on May 1, 2030 and bears interest at a rate of SOFR plus an applicable margin of 1.25% to 2.00% and an undrawn commitment fee of 0.20% to 0.30%, both based on a function of our debt-to-cash-flow ratio. As of September 23, 2026, our interest rate was 5.15% consisting of SOFR of 3.90% plus the applicable margin of 1.25%. As of September 23, 2026, $593.4 million of credit was available under the revolving credit facility. Availability under the revolving credit facility was reduced by a $31.6 million letter of credit. Refer to Note 8 - Commitments and Contingencies for further information about our letters of credit.
On July 15, 2026, we redeemed all $350.0 million of our 8.25% notes at a redemption price equal to the sum of 104.125% of the principal amount plus accrued and unpaid interest, for a total cash outflow of $378.9 million, funded with borrowings from the revolving credit facility. Refer to Note 7 - Debt for further details.
As of September 23, 2026, we were in compliance with our covenants pursuant to the $1.0 billion revolving credit facility. We expect to remain in compliance with our covenants during the remainder of fiscal 2027.

Share Repurchase Program
On August 10, 2026 our Board of Directors approved an increase in authorized share repurchases of $718.0 million increasing our total authorization to $750.0 million. Our share repurchase program is used to return capital to shareholders and to minimize the dilution to our shares outstanding that results from equity compensation grants. We evaluate potential share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, proceeds from divestitures, borrowings and planned investment and financing needs. Repurchased shares are reflected as an increase in Treasury stock within Shareholder’s equity in the Consolidated Balance Sheets (Unaudited).
In the thirteen week period ended September 23, 2026, we repurchased 0.8 million shares of our common stock for $165.2 million, including 0.6 million shares purchased for $125.0 million as part of our share repurchase program and 0.2 million shares purchased from team members to satisfy tax withholding obligations on the vesting of restricted shares. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. As of September 23, 2026, approximately $700.0 million of share repurchase authorization remains under the current share repurchase program.
Subsequent to the end of the first quarter fiscal 2027, we repurchased an additional 0.3 million shares of our common stock for $65.0 million.
Cash Flow Outlook
Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our existing revolving credit facility will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months.
Critical Accounting Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended June 24, 2026.
Recent Accounting Pronouncements
The impact of recent accounting pronouncements can be found at Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The terms of our revolving credit facility require us to pay interest on outstanding borrowings at SOFR plus an applicable margin based on a function of our debt-to-cash flow ratio. As of September 23, 2026, $375.0 million was outstanding under the revolving credit facility.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen week period ended September 23, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The forward-looking statements contained in this Form 10-Q report are subject to the risks and uncertainties described in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2026, and below in Part II, Item 1A “Risk Factors” in this report on Form 10-Q, as well as the risks and uncertainties that generally apply to all businesses. We further caution that it is not possible to identify all risks and uncertainties, and you should not consider the identified factors as a complete list of all risks and uncertainties. Such risks and uncertainties include, among other things, the impact of general economic conditions, including inflation, on economic activity and on our operations; disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, operations, technology and assets, and our financial performance; the impact of current and potential tariffs and trade barriers; the impact of competition, including competitors employing our same strategies or discounting their offerings; changes in consumer preferences, including shifts in their brand preferences; food-borne illness outbreaks; consumer perception of food safety; reduced consumer discretionary spending; governmental regulations; the effectiveness of the Company's business strategy plan; loss of key management personnel; failure to hire and retain high-quality restaurant management and team members; increasing regulation surrounding wage inflation and competitive labor markets; the impact of social media, including the potential governmental ban of platforms used by the Company in its marketing initiatives; reputational damage or unfavorable publicity for our brands, which may result from actions of franchisees not within our control; reliance on technology and third party delivery providers; failure to protect the security of data of our guests and team members; product availability and supply chain disruptions; regional business and economic conditions; volatility in consumer, commodity, transportation, labor, currency and capital markets; litigation; franchisee success; technology failures; failure to protect our intellectual property; outsourcing; impairment of goodwill or assets; failure to maintain effective internal control over financial reporting; downgrades in credit ratings; changes in estimates regarding our assets; actions of activist shareholders; our pursuit of or failure to comply with new environmental and sustainability requirements; our pursuit of or failure to achieve any goals, targets or objectives with respect to sustainability matters; adverse weather conditions; terrorist acts; cybersecurity, artificial intelligence and phishing threats; health epidemics or pandemics; tax reform; inadequate insurance coverage; and limitations imposed by our credit agreements.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 8 - Commitments and Contingencies in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I, Item 1 of this Form 10-Q report.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2026, which could materially affect our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business, financial condition or results of operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 10, 2026 our Board of Directors approved an increase in authorized share repurchases of $718.0 million increasing our total authorization to $750.0 million.
During the thirteen week period ended September 23, 2026, we repurchased shares as follows (in millions, except per share amounts, unless otherwise noted):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program(2)
June 25, 2026 through July 29, 2026	0.345	$182.49	0.3	$44.0
July 30, 2026 through August 26, 2026	0.220	235.37	0.1	734.0
August 27, 2026 through September 23, 2026	0.217	232.42	0.2	700.0
Total	0.782	$211.20	0.6
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by team members to satisfy tax withholding obligations on the vesting of restricted share awards, which are not deducted from shares available to be purchased under publicly announced programs. Unless otherwise indicated, shares owned and tendered by team members to satisfy tax withholding obligations were purchased at the average of the high and low prices of the Company’s shares on the date of vesting. During the thirteen week period ended September 23, 2026, 168,111 shares were tendered by team members at an average price of $239.27.
(2)Subsequent to the end of the first quarter fiscal 2027, we repurchased an additional 0.3 million shares of our common stock for $65.0 million.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On August 17, 2026, James C. Katzman, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act to sell up to 2,957 shares over a period ending on November 30, 2027, subject to certain conditions. The sale of shares under Mr. Katzman’s trading plan is intended to satisfy tax obligations related to distributions of restricted stock awards to Mr. Katzman during the plan period.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the thirteen week period ended September 23, 2026 is formatted in Inline XBRL.
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

BRINKER INTERNATIONAL, INC., a Delaware corporation

Date: October 28, 2026	By:	/S/ KEVIN D. HOCHMAN
Kevin D. Hochman,
President and Chief Executive Officer
of Brinker International, Inc. and President
of Chili’s Grill & Bar and Maggiano's Little Italy
(Principal Executive Officer)

Date: October 28, 2026	By:	/S/ MICHAELA M. WARE
Michaela M. Ware,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)